Form 10QSB
period 1999-06-30
JACKSONVILLE BANCORP INC /FL/
filed 1999-08-13
CIK 1071264

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1999

     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ______________ to  ______________

Commission file number 001-14853


                           JACKSONVILLE BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                     59-3472981
---------------------------------               -------------------
(State or Other Jurisdiction                     (I.R.S. Employer
of Incorporation or Organization)               Identification No.)

                            10325 San Jose Boulevard
                           Jacksonville, Florida 32257
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (904) 288-0793
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days (The Company has been subject to filing requirements since May 18, 1999).

YES        NO  X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share               905,716
--------------------------------------    --------------------------------------
             (class)                         Outstanding at June 30, 1999

                           JACKSONVILLE BANCORP, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                                              Page

Condensed Consolidated Balance Sheets (Unaudited) -
     At June 30, 1999 and At December 31, 1998......................................       2

Condensed Consolidated Statements of Operations (Unaudited) -
     Three and Six Months ended June 30, 1999 and 1998..............................       3

Condensed Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited) -
     Six Months ended June 30, 1999.................................................       4

Condensed Consolidated Statements of Cash Flows (Unaudited) -
     Six Months ended June 30, 1999 and 1998........................................       5

Notes to Condensed Consolidated Financial Statements (Unaudited)....................     6-8

Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations......................................................    9-10

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...........................................      11

SIGNATURES..........................................................................      12


                           JACKSONVILLE BANCORP, INC.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                                                June 30,       December 31,
                                                                --------       ------------
Assets                                                            1999             1998
Cash and due from banks ..................................   $   428,423          8,600
Interest bearing deposits ................................       316,140         20,586
Federal funds sold .......................................     5,016,000           --
                                                             -----------      ---------

Cash and cash equivalents ................................     5,760,563         29,186

Securities available for sale ............................     1,500,000           --
Loans ....................................................       208,912           --
Premises and equipment, net ..............................     1,645,311      1,334,288
Deferred tax asset .......................................       403,349        172,494
Accrued interest receivable and other assets .............        83,128         95,293
                                                             -----------      ---------

Total assets .............................................   $ 9,601,263      1,631,261
                                                             ===========      =========

Liabilities and Stockholders' Equity (Deficit)

Liabilities:
Demand deposits ..........................................       332,482           --
Savings and NOW deposits .................................       411,579           --
Money-market deposits ....................................       449,773           --
Time deposits ............................................       296,022           --
                                                             -----------      ---------

Total deposits ...........................................     1,489,856           --

Borrowings ...............................................          --        1,615,000
Official checks ..........................................        92,201           --
Accrued interest payable and other liabilities ...........        54,928        341,343
                                                             -----------      ---------

Total liabilities ........................................     1,636,985      1,956,343
                                                             -----------      ---------

Stockholders' equity (deficit):
Preferred stock, $.01 value; 2,000,000 shares authorized,
none issued or outstanding ...............................          --             --
Common stock, $.01 par value; 8,000,000 shares authorized,
905,716 shares issued and outstanding ....................         9,057           --
Additional paid-in capital ...............................     8,653,410           --
Accumulated deficit ......................................      (698,189)      (325,082)
                                                             -----------      ---------

Total stockholders' equity (deficit) .....................     7,964,278       (325,082)
                                                             -----------      ---------

Total liabilities and stockholders' equity (deficit) .....   $ 9,601,263      1,631,261
                                                             ===========      =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

                 Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                    Three Months Ended         Six Months Ended
                                                          June 30,                  June 30,
                                                    ------------------         ----------------
                                                     1999         1998         1999         1998
                                                     ----         ----         ----         ----
Interest income:
Loans .......................................   $   1,563         --          1,563         --
Securities ..................................       1,700         --          1,700         --
Other interest-earning assets ...............      73,937          345       74,108        1,225
                                                ---------      -------     --------     --------

Total interest income .......................      77,200          345       77,371        1,225
                                                ---------      -------     --------     --------

Interest expense:
Deposits ....................................       1,702         --          1,702         --
Other borrowings ............................      25,074        6,565       44,876       10,532
                                                ---------      -------     --------     --------

Total interest expense ......................      26,776        6,565       46,578       10,532
                                                ---------      -------     --------     --------

Net interest income (expense) ...............      50,424       (6,220)      30,793       (9,307)
                                                ---------      -------     --------     --------

Noninterest income-
Other fees and service charges ..............      22,804         --         22,804         --
                                                ---------      -------     --------     --------

Noninterest expense:
Salaries and employee benefits ..............     216,658       54,854      375,954      100,332
Occupancy expense ...........................      36,828        3,833       48,748        6,458
Professional fees ...........................     105,008       15,140      159,810       18,640
Data processing .............................      10,376         --         10,376         --
Travel and entertainment ....................       7,534        3,854       13,621        9,595
Printing and office supplies ................       4,090        1,702        6,453        2,456
Telephone expense ...........................       8,175          701       11,626        1,278
Application fees ............................         788       10,000          788       25,159
Other .......................................      19,220        3,933       30,183        4,381
                                                ---------      -------     --------     --------

Total noninterest expense ...................     408,677       94,017      657,559      168,299
                                                ---------      -------     --------     --------

Loss before income tax benefit ..............    (335,449)    (100,237)    (603,962)    (177,606)

Income tax benefit ..........................    (130,163)     (37,589)    (230,855)     (66,602)
                                                ---------      -------     --------     --------

Net loss ....................................   $(205,286)     (62,648)    (373,107)    (111,004)
                                                =========      =======     ========     ========

Loss per share, basic .......................   $    (.48)        --          (1.69)        --
                                                =========      =======     ========     ========

Weighted-average number of shares outstanding
for basic ...................................     430,545         --        220,154         --
                                                =========      =======     ========     ========


     See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

       Condensed Consolidated Statement of Stockholders' Equity (Deficit)

                         Six Months Ended June 30, 1999
                                  (Unaudited)

                                                                                                    Total
                                                                        Additional               Stockholders'
                                               Preferred     Common      Paid-In    Accumulated     Equity
                                                 Stock        Stock      Capital       Deficit     (Deficit)
                                                 -----        -----      -------       -------     ---------

Balance at December 31, 1998 ...............   $   --           --           --       (325,082)     (325,082)

Issuance of common stock (905,716
        shares), net of stock issuance costs
        of $394,693 ........................       --          9,057    8,653,410         --       8,662,467

Net loss for the six months ended June
        30, 1999 ...........................       --           --           --       (373,107)     (373,107)
                                               -------         -----    ---------     --------     ---------

Balance at June 30, 1999 ...................   $   --          9,057    8,653,410     (698,189)    7,964,278
                                               =======         =====    =========     ========     =========






























     See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                  Six Months Ended
                                                                       June 30,
                                                                  ----------------
                                                                  1999          1998
                                                                  ----          ----
Cash flows from operating activities:
Net loss ................................................   $  (373,107)      (111,004)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation ............................................         9,735           --
Credit for deferred income taxes ........................      (230,855)       (66,602)
Decrease (increase) in accrued interest receivable and
        other assets ....................................        12,165        (74,390)
(Decrease) increase in accrued interest payable and other
        liabilities .....................................      (286,415)         9,828
                                                            -----------       --------

Net cash used in operating activities ...................      (868,477)      (242,168)
                                                            -----------       --------

Cash flows from investing activities:
Purchase of securities available for sale ...............    (1,500,000)          --
Net increase in loans ...................................      (208,912)          --
Net purchases of premises and equipment .................      (320,758)      (633,709)
                                                            -----------       --------

Net cash used in investing activities ...................    (2,029,670)      (633,709)
                                                            -----------       --------

Cash flows from financing activities:
Net increase in noninterest-bearing demand,
savings, NOW and money-market deposits ..................     1,193,834           --
Net increase in time deposits ...........................       296,022           --
Net increase in official checks .........................        92,201           --
Net (decrease) increase in borrowings ...................    (1,615,000)       800,000
Net proceeds from issuance of common stock ..............     8,662,467           --
                                                            -----------       --------

Net cash provided by financing activities ...............     8,629,524        800,000
                                                            -----------       --------

Net increase (decrease) in cash and cash equivalents ....     5,731,377        (75,877)

Cash and cash equivalents at beginning of period ........        29,186        114,533
                                                            -----------       --------

Cash and cash equivalents at end of period ..............   $ 5,760,563         38,656
                                                            ===========         ======

Supplemental disclosure of cash flow information-
Cash paid during the period for:
Interest ................................................   $    70,085            704
                                                            ===========         ======

Income taxes ............................................   $      --             --
                                                            ===========         ======





     See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1)     Description of Business and Summary of Significant Accounting Policies

        General.   Jacksonville   Bancorp,  Inc.  (the  "Holding  Company")  was
            incorporated on October 24, 1997. The Holding company owns 100% of the outstanding common stock of The Jacksonville Bank (the "Bank") (collectively, the "Company"). The Holding Company's only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and is insured by the Federal Deposit Insurance Corporation. The Bank opened for business on May 28, 1999 and provides community banking services to businesses and individuals in Jacksonville, Florida. The Company?s fiscal year ends December 31.

            In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 1999, the results of operations for the three- and six-month periods ended June 30, 1999 and 1998 and cash flows for the six-month periods ended June 30, 1999 and 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

        Basis of Presentation. The accompanying condensed consolidated financial statements of the Company include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

        Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Securities.  Securities  may be  classified as either  trading,  held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are reported as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available-for-sale securities are determined using the specific-identification method. Premiums and discounts on securities available for sale are recognized in interest income using the interest method over the period to maturity.

                                                                     (continued)

                           JACKSONVILLE BANCORP, INC.

(1) Description of Business and Summary of Significant Accounting Policies, Continued
        Loans Receivable. Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans.

            Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

            The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.

            The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

        Premises and Equipment. Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed on the straight-line basis over the estimated useful life of each type of asset.

        Income Taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

        Organizational and Preopening Costs. Net organizational and preopening costs totaled $628,138, net of tax benefit of $378,978, and were charged to expense as incurred.

        Off-Balance-Sheet Instruments. In the ordinary course of business the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and unused lines of credit. Such financial instruments are recorded in the financial statements when they are funded.

        Advertising. The Company expenses all media advertising as incurred.

        LossPer Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. There were no common stock equivalents.

                                                                     (continued)

                           JACKSONVILLE BANCORP, INC.

(1) Description of Business and Summary of Significant Accounting Policies, Continued
        Future Accounting  Requirements.  Financial  Accounting  Standards 133 -
            Accounting for Derivative Investments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt this Statement January 1, 2001. Management does not anticipate that this Statement will have a material impact on the Company.

(2)     Loan Impairment and Credit Losses.  No loans were identified as impaired at June 30, 1999. The Company did not record a provision for loan losses during the three or six months ended June 30, 1999.

(3)     Regulatory Matters.  Banking laws and regulations limit the amount of dividends that may be paid by the Bank. The FDIC requires insured banks to maintain certain specified levels of capital.

            Leverage-Capital Ratio. The FDIC requires banks to maintain a minimum leverage-capital ratio of Tier I (as defined) to total assets. The leverage-capital ratio generally ranges from 3% to 5% based on the bank's rating under the regulatory rating system. The Bank's required leverage-capital ratio at June 30, 1999 was 4%.

            Risk-Weighted Assets Capital Ratios. The FDIC has also adopted a risk-based capital statement of policy which imposes an additional capital standard on insured banks. Under this regulation, a bank must classify its assets and certain off-balance sheet activities into categories, and maintain specified levels of capital for each category. The amount of capital that is required is dependent upon the amount of risk attributed to each category by the FDIC. A bank must have a total risk-based capital ratio of no less than 8% and a Tier I capital to risk-weighted assets ratio of no less than 4%. Under the statement of policy, certain assets are required to be deducted from risk-based capital. Such assets include certain nonqualifying intangible assets, unconsolidated banking and finance subsidiaries, investments in securities subsidiaries and reciprocal holdings of capital instruments with other banks. In addition, the FDIC may consider deducting other assets on a case-by-case basis or investments in other subsidiaries on a case-by-case basis or based on the general characteristics or functional nature of the subsidiaries.

            At June 30, 1999, the Bank was in compliance with all regulatory capital requirements.

                           JACKSONVILLE BANCORP, INC.

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                Comparison of June 30, 1999 and December 31, 1998

General

        The Jacksonville Bancorp, Inc. (the "Holding Company") was incorporated on October 24, 1997. The Holding Company owns 100% of the outstanding common stock of the Jacksonville Bank (the "Bank") (together, the "Company"). The Holding Company was organized simultaneously with the Bank and its only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and is insured by the Federal Deposit Insurance Corporation. The Bank opened for business on May 28, 1999 and provides community banking services to businesses and individuals in Jacksonville, Florida.

Liquidity and Capital Resources

        The Company's primary source of cash during the six months ended June 30, 1999 was from the net proceeds from the issuance of common stock of $8.7 million and net deposit inflows of $1.5 million. Cash was used primarily to repay borrowings of $1.6 million and purchase securities of $1.5 million. At June 30, 1999, the Company had outstanding commitments to originate new and existing loans of $242,000. It is expected that these requirements will be funded from the sources described above. At June 30, 1999, the Bank exceeded its regulatory liquidity requirements.

Common Stock Offering

        As of June 30, 1999, the Company has sold 905,716 shares of common stock for an aggregate of $8.7 million. The Company incurred $394,693 in offering expenses relating to their public offering of the Company's common stock. Offering expenses were deducted from the proceeds received from the sale of common stock.

Results of Operations

        General. Net losses for the three and six months ended June 30, 1999 were $205,286 and $373,107, respectively. The Bank commenced operations on May 28, 1999. As of June 30, 1999, the Company had not achieved the asset size to operate profitably. A discussion of operating results at June 30, 1999 or for the three and six months ended June 30, 1999 and 1998 would not be meaningful.

                           JACKSONVILLE BANCORP, INC.

                                Year 2000 Issues


The Company is acutely aware of the many areas affected by the Year 2000 computer issue and has given the Executive Committee of the Board of Directors the responsibility for oversight of the Year 2000 issue. The Company is actively involved in managing the Year 2000 computer challenges, following the guidance provided by its regulatory bodies and documented in the interagency statements issued by the Federal Financial Institutions Examination Council (?FFIEC?). The Company has a Year 2000 Technology Plan, approved by the Board of Directors, which includes multiple phases, tasks to be completed and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing and contingency planning.

The Company has received a certification from its main service provider that they are Year 2000 compliant. The Company routinely upgrades and purchases technology advanced software and hardware on a continual basis. All future purchases and upgrades will be Year 2000 compliant. The Company has determined that the cost of making modifications to correct any Year 2000 issues will not substantially affect reported operating results.

The Company also recognizes the importance of determining if its customers are preparing for the Year 2000 problem. Questionnaires are completed to assess the inherent risks. Customers will receive statement stuffers and informational material in this regard. The Company plans to be prepared on a one-on-one basis with significant borrowers who have been identified as having high Year 2000 risk exposure. The Company plans to continue in its efforts to be active in informing its customers of the Year 2000 issue.

The Company has developed a Contingency Plan relative to the Year 2000 issue which addresses a ?worst case scenario.? The plan covers various options for handling interruptions of the internal and external mission critical systems and services. The Company, for example, has developed plans for meeting unusually high demands for cash generated by the publicity surrounding the Year 2000 issue. The Contingency Plan will be continuously monitored to incorporate and address various operational elements as needed. Furthermore, the Company?s Contingency Plan covers systems which can be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, the Company will terminate those relationships and transfer to other vendors.

                           JACKSONVILLE BANCORP, INC.


                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K (UPDATE FROM ATTORNEY)

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part, and are hereby incorporated by reference from the Company?s Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on February 9, 1999, Registration No. 333-64815.

Exhibit No.     Description of Exhibit
-----------     ----------------------

*3.1            Articles of Incorporation of the Company
*3.2            By-laws of the Company
*4.1            Specimen Common Stock Certificate
*10.4           Servicing Agreement with M&I Data Services
 10.5           Employment Contract Gilbert J. Pomar, III
 27             Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no Form 8-K?s filed during the three months ended June 30, 1999.

                           JACKSONVILLE BANCORP, INC.

                           PART II. OTHER INFORMATION




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   JACKSONVILLE BANCORP, INC.
                                   (Registrant)





Date: August 13, 1999                   By: /s/Price W. Schwenck
     ------------------------               -----------------------
                                            Price W. Schwenck, Chief Executive
                                            Officer





Date: August 13, 1999                   By: /s/Cheryl L. Whalen
     ------------------------               -----------------------
                                            Cheryl L. Whalen,
                                            Executive Vice President
                                            and Chief Financial Officer