Form 10KSB
period 1998-12-31
JACKSONVILLE BANCORP INC /FL/
filed 1999-08-27
CIK 1071264

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSMISSION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________

                          Commission File No. 001-14853

                           JACKSONVILLE BANCORP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

 Florida                                                      59-3472981
  ------------------------------                      -------------------
 (State or jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                      Identification No.)

 10325 San Jose Boulevard, Jacksonville, Florida                   32257
----------------------------------------                         --------
(Address of principal executive offices)                         Zip Code

Issuer's telephone number: (904) 288-0793

Securities registered under Section 12(b) of the Securities Exchange Act of 1934: None.

Securities registered under Section 12(g) of the Securities Exchange Act of 1934: Common Stock.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes [X]      No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $1,928.

The aggregate market value, calculated on the basis of the closing price of such stock on the National Association of Securities Dealers Automated Quotation System, of the voting stock held by non-affiliates of the Registrant at of the common stock of the Registrant held by nonaffiliates of the Registrant at December 31, 1998 was approximately $0.00.

There were 905,716 shares of common stock outstanding at June 30, 1999.

Documents incorporated by reference: None.

                            TABLE OF CONTENTS


--------------------------------------------------------------------------------
Description                                                     Page Number
--------------------------------------------------------------------------------


                                     PART I
                              ---------------------

ITEM 1. BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1
     1.0 Forward-Looking Statements . . . . . . . . . . . . . . . . . . . . .  1
     1.1 General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
     1.2 Subsequent Events . . . . . . . . . . . . . . . . . . . . . . . . . . 2
     1.3 Regulation and Supervision. . . . . . . . . . . . . . . . . . . . . . 2
     1.4 Market Area and Competition . . . . . . . . . . . . . . . . . . . . . 4
     1.5 Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
     1.6 Loan Portfolio. . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
     1.7 Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

ITEM 2. PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6
     2.1 General . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

ITEM 3. LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . . .  7

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . . .  7


                                     PART II
                              ---------------------


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . . . . 7

ITEM 6. MANAGEMENT'S PLAN OF OPERATION . . . . . . . . . . . . . . . . . . . . 7

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . . . 8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18


                                    PART III
                              ---------------------


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . .. . 18
     9.1 Initial Directors . . . . . . . . . . . . . . . . . . . . . . . . . 18
     9.2 Officers. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 19
     9.3 Subsequent Events . . . . . . . . . . . . . . . . . . . . . . . . . 20

ITEM 10. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . . 21
     10.1 General. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21
     10.2 Stock Option Plans . . . . . . . . . . . . . . . . . . . . . . . . 21

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. . . 21

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . . 21
     12.1 Organizational Advances. . . . . . . . . . . . . . . . . . . . . . 21
     12.2 Banking Transactions . . . . . . . . . . . . . . . . . . . . . . . 22
     12.3 Financial Advisors . . . . . . . . . . . . . . . . . . . . . . . . 22

                                     PART IV
                              ---------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . 23


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24


EXHIBITS

     27.0 Financial Data Schedule

                                     PART I
                              ---------------------



ITEM 1. BUSINESS

       1.0 Forward-Looking Statements

       This report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Company's expectations or beliefs, including but not limited to statements concerning the Company's operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "relieve", "anticipate", "intent", "could", "estimate", "might", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors, including uncertainty related to the Company's operations, mergers or acquisitions, governmental regulation, the value of the Company's assets and any other factors discussed in this and other Company filings with the Securities and Exchange Commission.

       1.1 General

       The Company was incorporated under the laws of the State of Florida on October 24, 1997, for the purpose of organizing The Jacksonville Bank and purchasing 100% of the outstanding capital stock of The Jacksonville Bank.

       The Company received conditional approval of the Bank's charter from the Florida Department of Banking and Finance ("Department") on October 1, 1998, FDIC conditional approval of its application for deposit insurance on December 3, 1998, and conditional approval of application with the Federal Reserve Bank of Atlanta ("Federal Reserve") to become a one-bank holding company on December 6, 1998. The only nonstandard condition was issued by the FDIC requiring that the Bank select a Chief Financial
       Officer acceptable to the FDIC prior to the Bank opening for business. The Company has hired an experienced Chief Financial Officer whom the FDIC has indicated is acceptable.

       The Jacksonville Bank is in organization and has not been incorporated at this time. The formation of the Bank and its acquisition by the Company are subject to the completion of an offering of the Company's common stock and conditions of all regulatory approval have been satisfied.

       The Company has initially funded its organizational expenses through a loan dated October 10, 1997, from one of the Organizers, R. C. Mills, in the amount of $150,000. In March, 1998, the Company obtained a line of credit of $450,000 from a financial institution at an interest rate of Prime minus 1%. The line is guaranteed by the Company's Board of Directors. At September 30, 1998, there was $350,000 outstanding under this line of credit. As of December 31, 1998, the Company has incurred $458,000 for organizational and pre-opening expenses including attorney fees, employee compensation and filing fees. The remaining funds will be used to fund costs and expenses during the Offering Period. On December 17, 1998, an unsecured line of credit from Columbus Bank & Trust Company for $135,000 to cover any additional pre-opening expenses. The line of credit has been guaranteed by Director John C. Kowkabany.

       The Company has obtained a loan commitment from Columbus Bank & Trust Company for up to $1.8 million in loans for the purchase and renovation of the main office, as well as the purchase of furniture, fixtures and equipment. This loan commitment permits the Company to make a series of unsecured loans with an interest rate of the Prime rate less 1/2% and permits the execution of a separate six-month note, renewable up to one year. Pursuant to this loan commitment, the Company has borrowed $625,000 on June 11, 1998, for the acquisition of the Bank's main office; $450,000 on December 1, 1998, to renovate the main office, and $250,000 on October 5, 1998, for the purpose of purchasing equipment, furniture and fixtures. These loans mature March 24, 1999, March 24, 1999, and February 16, 1999, respectively, and require interest-only payments until maturity. The loans are guaranteed by the Organizers and Directors. The Bank will take title to the main office and repay these loans incurred in connection with the purchase and renovation of the main office.

       The Bank intends to provide a full range of competitive banking services. In order to compete with the financial institutions in the market, the Bank intends to use its independent status to the fullest extent possible. This will include an emphasis on specialized services for the small business owner and professional, personal contacts by the officers, directors and employees of the Bank. Loan participations will be arranged for customers whose loan demands exceed the Bank's lending limits.

       The Bank intends to concentrate its marketing effort on the advantages of local ownership and management, as well as, fiscal responsibility, personal service and customer relations at the local level. The marketing program will be directed toward all sizes of businesses, as well as all types of consumers. Particular emphasis will be placed on newspaper and radio advertising, and direct mail on a selective basis.

       1.2 Subsequent Events

       The Holding Company raised its minimum capital through a public offering and broke escrow on May 18, 1999, and subsequently acquired 100% of the stock of the Bank. As of the June 30, 1997, the Company had sold 905,716 shares for an aggregate of $8.7 million. The price per share was $10. The Company incurred offering costs of $394,693 which were deducted from the proceeds received from the sale of common stock. The Bank opened for business on May 28, 1999 and provides community banking services to businesses and individuals in Jacksonville, Florida. As of August 23, 1999, the Holding Company's only business is the ownership and operation of the Bank. The Company's fiscal year ends December 31.

       1.3 Regulation and Supervision

       The Bank and the Company operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Bank and the Company are supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Florida Department of Banking and Finance ("Department") and the Federal Deposit Insurance Corporation ("FDIC").

       The Company is regulated by the Federal Reserve Board under the Federal Bank Holding Company act, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statement) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board Policy, the Company may be required to provide financial support for a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

       A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

       As a state bank, the Bank is subject to the supervision of the Department, the FDIC and the Federal Reserve Board. With respect to expansion, the Bank may establish branch offices anywhere within the State of Florida. The Bank is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

       Loans and extensions of credit by state banks are subject to legal lending limitations. Under state law, a state bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person. In addition, a state bank may grant additional loans and extensions of credit to the same person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured. This 10% limitation is separate from, and in addition, to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions.

       Both the Bank and the Company are subject to regulatory capital requirements imposed by the Federal Reserve Board, the FDIC and the Department. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of weighted risk assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1998, the Bank's total risk-based capital and Tier 1 ratio were 15.34% and 14.36%, respectively. Both the Federal Reserve Board and the FDIC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of bank and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% "Tier 1" capital total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

       Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMELS rating system for banks or the BOPEC rating system for bank holding companies. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth would be expected to maintain ratios 100 to 200 basis points above the stated minimums.

       The Federal Deposit Insurance Corporation Improvement Act of 1991 (or FDICIA), created five "capital categories" ("well capitalized, "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, an entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

       The FDICIA required each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies were required to prescribe by regulation standard specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or the depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency was required to prescribe standards for employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of its standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement deficiency and until corrected, may impose restrictions on the institution or the holding company including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA. The Federal banking agencies final rule implementing the safety and soundness provisions of the FDICIA was effective on August 9, 1995.

              In response to the directive insured under the Act, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:



                                       Total Risk-     Tier 1 Risk-      Tier 1
                                      Based Capital   Based Capital     Leverage
                                           Ratio         Ratio            Ratio
                                      -------------   -------------     --------

Well capitalized(1). . . . . . . .  .           10%              6%              5%
Adequately capitalized(1). . . . .  .            8%              4%              4%(2)
Undercapitalized(3). . . . . . . . . . less than 8%    less than 4%    less than 4%
Significantly Undercapitalized(3). . . less than 6%    less than 3%    less than 3%
Critically Undercapitalized. . . . . .     -               -           less than 2%

                                     -----------------

       (1) An institution must meet all three minimums.

       (2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

       (3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

       The Act also provided that banks must meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board, and the FDIC, adopted a final Rule which institutes guidelines defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation. Both the capital standards and the safety and soundness standards which the Act implements were designed to bolster and protect the deposit insurance fund.

       As a state bank, the Bank is subject to examination and review by the Department. The Bank submits to the Department quarterly reports of condition, as well as such additional reports as may be required by the state banking laws.

       Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, existing restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, such that the Bank and any other bank holding company located in Florida would be able to acquire any Florida-based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date, or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate. De novo branching by an out-of-state bank would be permitted only if is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. Florida permits interstate branching by acquisition, but not by de novo branching.

       As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Bank and each of its subsidiaries.

       The scope of regulation and permissible activities of the Bank and the Company is subject to change by future federal and state legislation.

       1.4 Market Area and Competition

       The Bank's primary market area is all of Duval County (including primarily the Southside, Arlington, Mandarin and Beaches areas of Jacksonville). Jacksonville is the largest city in the United States as measured by land area according to the 1997 Florida Statistical Abstract. Jacksonville is home to the Jacksonville Jaguars, one of the newest NFL franchises and is the corporate headquarters to a number of regional and national companies. Duval County has a strong commercial and industrial base which has been steadily expanding in recent years. The largest employers in the county are: Naval Air Station Jax (16,845 employees), Naval Station Mayport (12,156 employees), Duval County School System (11,591 employees), State of Florida (10,465 employees), Duval County
       Government (8,860), City of Jacksonville (8,180), and AT&T (8,000 employees).

       According to the 1997 Florida Statistical Abstract, the population of Duval County increased from 672,971 in 1990 to 730,258 in 1997, representing a compound annual growth rate of 1.2% (slightly faster than the U.S. average of 1.1% per year). The population is projected to increase to 769,775 by 2002. In 1997, the median age in Duval County was
       33.3 years (nearly five years younger than the state's average), and the median household income in 1996 was $35,506 (the state median was $32,489). In 1997, the unemployment rate in the County was 3.3%, as compared to a national average of 4.9%.

       Competition among financial institutions within the Bank's market area is intense. According to the Florida Bankers Association, as of June 1997, there were 47 financial institutions in the market with deposits of nearly $12.9 billion. Deposits in the market increased about $3.8 billion from 1995 to 1997, an annual rate of 19.2%.

       Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects such bank's loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts and the availability of unique financial services products. The Bank will be competing with financial institutions which have much greater financial resources than the Bank, and which may be able to offer more services and unique services and possibly better terms to their customers. The Directors and management, however, believe that the Bank will be able to attract sufficient deposits to enable the Bank to compete effectively with other area financial institutions.

       The Bank will be in competition with existing area financial institutions other than commercial banks and thrift institutions, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which target traditional banking markets. Due to the growth of the Jacksonville area, it can be anticipated that significant competition will continue from existing, as well as, new entrants to the market.

       1.5 Deposits

       The Bank intends to offer a wide range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits will primarily be residents, businesses and employees of businesses within the Bank's primary market areas, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank intends to pay competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank will implement a service charge fee schedule competitive with other financial institutions in the Bank's primary market areas covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts and returned check charges.

       1.6 Loan Portfolio

       The Bank intends to serve the financing needs of the Jacksonville community by offering a variety of different loan products. Commercial loans will include both collateralized and uncollateralized loans for working capital (including inventory and receivables), business expansion (including real estate acquisitions and improvements), and purchase of equipment and machinery. The Bank expects to originate a variety of residential real estate loans, including conventional mortgages collateralized by first mortgage liens to enable borrowers to purchase, refinance, construction upon or improve real property. Consumer loans will include collateralized and uncollateralized loans for financing automobiles, boats, home improvements, and personal investments. The Bank will primarily enter into lending arrangements for its portfolio loans with individuals who are familiar to management and who are residents of the Bank's primary market areas. It is anticipated that 20% to 25% of the loans will come from outside the Bank's immediate primary market areas.

       Management recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan, as well as the general economic conditions. Management will maintain an adequate allowance for loan losses based on, among other things, industry standards, management's experience, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. The Bank intends to follow a conservative lending policy, but one which permits prudent risks to assist businesses and consumers primarily in the Bank's primary market areas. Interest rates will vary depending on the cost of funds to the Bank, the loan maturity, and the degree of risk. Whenever possible, interest rates will be adjustable with fluctuations in the "prime" rate. The long-term target loan-to-deposit ratio will be approximately 75%. This ratio is expected to meet the credit needs of customers while allowing prudent liquidity through the investment portfolio.

       The Bank's commercial loans will primarily be underwritten on the basis of the borrowers' ability to service such debt from income. As a general practice, the Bank will take as collateral a security interest in any available real estate, equipment, or other chattel although such loans may also be made on an uncollateralized basis. Collateralized working capital loans will be primarily collateralized by short term assets whereas long-term loans will be primarily collateralized by long-term assets.

       Fixed and adjustable rate mortgage loans collateralized by single family residential real estate generally will be generated in amounts of no more than 80% of appraised value. The Bank may, however, lend up to 95% of the value of the property collateralizing the loan, but if such loans are required to be made in excess of 80% of the value of the property, they must be insured by private or federally guaranteed mortgage insurance. In the case of mortgage loans, the Bank will require mortgagees title insurance to protect against defects in its lien on the property which may collateralize the loan. The Bank in most cases will require title, fire and extended casualty insurance to be obtained by the borrower, and, where required by applicable regulations, flood insurance. The Bank will maintain its own errors and omissions insurance policy to protect against loss in the event of failure of a mortgagor to pay premiums on fire and other hazard insurance policies. Residential mortgage loans typically represent a bank's lowest degree of risk, but provide the lowest earnings.

       The Bank will finance the construction of individual, owner-occupied houses on the basis of written underwriting and construction loan management guidelines. Construction loans will be structured either to be converted to permanent loans with the Bank at the end of the construction phase or to be paid off upon receiving financing from another financial institution. Construction loans on residential properties will be generally made in amounts up to 95% (along with mortgage insurance) of appraised value. Construction loans to contractors will generally have terms of up to 12 months. The maximum loan amounts for construction loans will be based on the lesser of the current appraised value or the purchase.

       The Bank will originate residential construction contractor loans to finance the construction of single family dwellings. Most of the residential construction loans will be made to individuals who intend to erect owner-occupied housing on a purchased parcel of real estate. The Bank's construction loans to individuals will typically range in size from $50,000 to $200,000. Construction loans to contractors will be generally offered on the same basis as other residential real estate loans except that a larger percentage down payment will typically be required.

       Unlike residential mortgage loans, which typically are made on the basis of the borrowers' ability to make repayment from his employment and other income, and which are collateralized by real property whose value tends to be easily ascertainable, commercial loans will be underwritten on the basis of the borrower's ability to make repayment from the cash flow of the business and generally will be collateralized by business assets, such as accounts receivable, equipment and inventory. As such, commercial loans are made at a higher interest rate than residential mortgage loans, but have a higher risk of default because business cash flow is dependent on economic conditions and the ability of the business' management.

       Consumer loans made by the Bank will include automobiles, recreation vehicles, boats, second mortgages, home improvements, home equity lines of credit, personal (collateralized and uncollateralized) and deposit account collateralized loans. Consumer loans will be made at fixed and variable interest rates and may be made based on up to a ten-year amortization schedule but which become due and payable in full and are generally refinanced in 36 to 60 months.

       1.7 Investments

       The primary objective of the Bank's investment portfolio will be to develop a mixture of investments with maturities and compositions so as to earn an acceptable rate of return while meeting the liquidity requirements of the Bank. This will be accomplished by matching the maturity of assets with liabilities to the greatest extent possible.

       The Bank intends to invest primarily in U.S. obligations guaranteed as to principal and interest. The Bank will also enter into federal funds transactions with its principal correspondent banks and anticipates that it will be a net seller of funds. All investments with a maturity in excess of one year will be readily salable on the open market.


ITEM 2. PROPERTIES

       2.1 General

       On June 11, 1998, the Company purchased the main office quarters, a former Kenny Rodgers restaurant, from Florida's Finest Chicken, Inc. The main office is located at 10325 San Jose Boulevard, Jacksonville, Florida. The main office will be expanded from 2,777 square feet to 3,015 square feet, with three drive-through teller stations.

       The purchase price was $587,500. the site and building are presently undergoing extensive renovations, including the addition of three drive-through lanes. The cost of renovation is under contract for $379,500, plus change orders of approximately $15,000. This facility, is expected to be complete prior to opening the Bank in March, 1999.

       On April 23, 1998, the Company entered into a lease agreement with Joandy Road Partnership Corporation to lease the Bank's temporary quarters at 13245 Atlantic Boulevard, Suite 5, Jacksonville, Florida 32225. The five year lease calls for rent of $1,864 per month plus common area maintenance fees.


ITEM 3. LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Bank or the Company is a party of which any of their properties are subject; nor are there material proceedings known to the Bank to be contemplated by any governmental authority; nor are there material proceedings known to the Bank, pending or contemplated, in which any director, officer, affiliate or any principal security holder of the Bank, or any associate of any of the foregoing is a party or has an interest adverse to the Bank or the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.



                                     PART II
                            -----------------------


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS


No stock was outstanding during the period covered by this report.


ITEM 6. MANAGEMENT'S PLAN OF OPERATION

       The Company had no operations during the period of time covered by this report. The Company expects to complete this stock offering and receive final regulatory approval to commence the Bank's operations and open for business during the next three months. The strategy is for the Bank to conduct traditional community banking activities, including the gathering of deposits and investing those proceeds into loans and investment securities. The Company does not expect to undertake any product research and development activities, purchase any additional branch sites or make any significant equipment purchases during the next 12 months. While certain support employees will be added to the staff after the Bank opens for business, no significant increase is expected during the next 12 months. Management of the Bank expects that the proceeds from this Offering, as well as cash flows from its deposit gathering activities, will be sufficient to meet the Bank's cash flow and liquidity needs over the next few years.

       The initial activity of the Company will be to act as the sole shareholder of the Bank. The profitability of the Company will be dependent upon the successful operations of the Bank. New banks are typically not profitable in the first year of operation and sometimes are not profitable for several years. As of December 31, 1998, the Company's accumulated deficit was $325,082. The Company will continue to incur pre-opening expenses until the Bank commences operations. Based upon industry standards, management's experience and current market demand, management believes that the Bank will begin to be profitable in the fourth quarter of the second year of operations.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA






                          Index to Financial Statements


                                                                            Page


Independent Auditors' Report. . . . . . . . . . . . . . . . . . . . . . . . . 9

Balance Sheets at December 31, 1998 and 1997. . . . . . . . . . . . . . . .  10

Statements of Loss for the Year Ended December 31, 1998 and
     the Period from October 24, 1997 (Date of Incorporation)
     to December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . .  11

Statements of Changes in Deficit for the Year Ended December 31, 1998 and
     the Period from October 24, 1997 (Date of Incorporation)
     to December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . .  12

Statements of Cash Flows for the Year Ended December 31, 1998 and
     the Period from October 24, 1997 (Date of Incorporation)
     to December 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . .  13

Notes to Financial Statements as of December 31, 1998 and 1997 and for the Year Ended December 31, 1998 and the Period from October 24, 1997 (Date of Incorporation) to December 31, 1997 . 14-17



       All schedules have been omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and related notes.

                          Independent Auditors' Report




Board of Directors
Jacksonville Bancorp, Inc.
Jacksonville, Florida:

We have audited the accompanying balance sheets of Jacksonville Bancorp, Inc. (a Development Stage Company) (the "Company") at December 31, 1998 and 1997, and the related statements of loss, changes in deficit, and cash flows for the year ended December 31, 1998 and for the period from October 24, 1997 (Date of Incorporation) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its development stage administrative activities and its cash flows for the year ended December 31, 1998 for the period from October 24, 1997 (Date of Incorporation) to December 31, 1997, in conformity with generally accepted accounting principles.






HACKER, JOHNSON, COHEN & GRIEB PA
Orlando, Florida
August 23, 1999

                           JACKSONVILLE BANCORP, INC.
                          (A Development Stage Company)

                                 Balance Sheets


                                                                                   December 31,
                                                                                   ------------
                                                                                1998          1997
                                                                                ----          ----

Assets

Cash ..................................................................   $     8,600           --
Interest-bearing deposits .............................................        20,586        114,533
                                                                          -----------        -------

     Total cash and cash equivalents ..................................        29,186        114,533

Premises and equipment ................................................     1,334,288           --
Deferred tax asset ....................................................       172,494           --
Other assets ..........................................................        95,293           --
                                                                          -----------        -------

     Total ............................................................   $ 1,631,261        114,533
                                                                          ===========        =======

  Liabilities and Deficit

Borrowings ............................................................     1,465,000           --
Note payable to related party .........................................       150,000        150,000
Accrued interest payable and other liabilities ........................       341,343          2,125
                                                                          -----------        -------

     Total liabilities ................................................     1,956,343        152,125
                                                                          -----------        -------

Commitments and contingencies (Notes 3 and 7)

Deficit:
     Preferred stock, $.01 par value, 2,000,000 shares authorized, none
          issued and outstanding ......................................          --             --
     Common stock, $.01 par value, 8,000,000 shares
          authorized, none issued and outstanding .....................          --             --
     Accumulated deficit ..............................................      (325,082)       (37,592)
                                                                          -----------        -------

          Total deficit ...............................................      (325,082)       (37,592)
                                                                          -----------        -------

          Total .......................................................   $ 1,631,261        114,533
                                                                          ===========        =======
















See Accompanying Notes to Financial Statements.

                           JACKSONVILLE BANCORP, INC.
                          (A Development Stage Company)

                               Statements of Loss


                                                                                    Period from
                                                                                  October 24, 1997
                                                                                     (Date of
                                                                      Year Ended  Incorporation) to
                                                                     December 31,   December 31,
                                                                     ------------   ------------
                                                                         1998          1997
                                                                         ----          ----

Interest income ...................................................   $   1,928        1,054

Interest expense ..................................................      29,582        2,125
                                                                      ---------      -------

Net interest expense ..............................................     (27,654)      (1,071)
                                                                      ---------      -------

Other income ......................................................      25,750         --
                                                                      ---------      -------

Organizational and pre-opening expenses:
     Salaries and employee benefits ...............................     291,850       25,847
     Occupancy expense ............................................      37,195          500
     Professional fees ............................................      38,017       10,000
     Other ........................................................      91,018          174
                                                                      ---------      -------

     Total organizational and pre-opening expenses ................     458,080       36,521
                                                                      ---------      -------

Loss before income tax benefit ....................................    (459,984)     (37,592)

     Income tax benefit ...........................................    (172,494)        --
                                                                      ---------      -------

Net loss ..........................................................   $(287,490)     (37,592)
                                                                      =========      =======
























See Accompanying Notes to Financial Statements.




                           JACKSONVILLE BANCORP, INC.
                          (A Development Stage Company)

                        Statements of Changes in Deficit

    For the Period from October 24, 1997 (Date of Incorporation) to December
                31, 1997 and for the Year Ended December 31, 1998


                                                Preferred     Common    Accumulated    Total
                                                  Stock        Stock      Deficit     Deficit
                                                  -----        -----      -------     -------

Balance at October 24, 1997
     (Date of Incorporation)  .................   $ --           --          --          --

Net loss ......................................     --           --       (37,592)    (37,592)
                                                  ----          ----      --------    --------

Balance at December 31, 1997 ..................     --           --       (37,592)    (37,592)

Net loss ......................................     --           --      (287,490)   (287,490)
                                                  ----          ----      --------    --------

Balance at December 31, 1998 ..................   $ --           --      (325,082)   (325,082)
                                                  ====          ====      ========    ========




































See Accompanying Notes to Financial Statements.

                           JACKSONVILLE BANCORP, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                                      Period from
                                                                                                    October 24, 1997
                                                                                                       (Date of
                                                                                       Year Ended   Incorporation) to
                                                                                       December 31,   December 31,
                                                                                       ------------   ------------
                                                                                          1998            1997
                                                                                          ----            ----

Cash flows from administrative activities during the development stage:
     Net loss ....................................................................   $  (287,490)       (37,592)
     Adjustments to reconcile net loss to net cash used in administrative activities during the development stage:
          Credit for deferred income taxes .......................................      (172,494)          --
          Increase in other assets ...............................................       (95,293)          --
          Increase in accrued interest payable and other liabilities .............       339,218          2,125
                                                                                     -----------        -------

  Net cash used in administrative activities
    during the development stage .................................................      (216,059)       (35,467)

Cash flows from investing activities-
   Acquisition of premises and equipment .........................................    (1,334,288)          --

Cash flows from financing activities:
   Net increase in borrowings ....................................................     1,465,000        150,000
                                                                                     -----------        -------

Net (decrease) increase in cash and cash equivalents .............................       (85,347)       114,533

Cash and cash equivalents at beginning of period .................................       114,533           --
                                                                                     -----------        -------

Cash and cash equivalents at end of period .......................................   $    29,186        114,533
                                                                                     ===========        =======

Supplemental disclosures of cash flow information-
   Cash paid during period for:
      Interest ...................................................................   $    34,933           --
                                                                                     ===========        =======

   Income taxes ..................................................................   $      --             --
                                                                                     ===========        =======

















See Accompanying Notes to Financial Statements.




                           JACKSONVILLE BANCORP, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements

                           December 31, 1998 and 1997


(1) Summary of Significant Accounting Policies

       General and Subsequent Events.  Jacksonville  Bancorp, Inc. (the "Holding
       Company") was  incorporated  on October 24, 1997 in the State of Florida.
       The  Holding  Company  applied to the Board of  Governors  of the Federal
       Reserve  System  ("Board  of  Governors")  to become a  one-bank  holding company and with plans to acquire 100% of the  outstanding  shares of The
       Jacksonville Bank (the "Bank"),  a planned Florida  chartered  commercial
       bank  to  be  located  in  Jacksonville,   Florida   (collectively,   the
       "Company").  At December 31, 1998, the operations of the Company, had not commenced.

       The Holding Company raised its minimum capital through a public offering and broke escrow on May 18, 1999, and subsequently acquired 100% of the stock of the Bank. As of June 30, 1999, the Company sold 905,716 shares for an aggregate of $8.7 million. The price per share was $10. The
       Company incurred offering costs of $394,693 which were deducted from the proceeds received from the sale of common stock. The Bank opened for business on May 28, 1999 and provides community banking services to businesses and individuals in Jacksonville, Florida. As of August 23, 1999, the Holding Company's only business is the ownership and operation of the Bank. The Company's fiscal year ends December 31.

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

       Premises  and  Equipment.  Premises  and  equipment  are  stated at cost.
       Depreciation has not been recorded because the assets were not put in service as of December 31, 1998. Depreciation expense will be computed on the straight-line basis over the estimated useful life of each type of asset.

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

(2) Related Parties

       The Company has a $150,000 note payable to one of its Organizers; the note, dated October 10, 1997, bears interest at an annual rate of 8.5%, and was repaid from the proceeds of the stock offering during 1999.

(3) Premises and Equipment

       In June 1998, the Company purchased a building to be renovated and used as the Bank's main office. The purchase price was $587,500, and the Company expected to spend an additional $390,000 for renovations of the existing building. This facility opened in early 1999.

                                                                     (continued)




                           JACKSONVILLE BANCORP, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued

      A summary of premises and equipment at December 31, 1998 follows:

Land.............................................................$   475,000
Building and leasehold improvements .............................    432,752
Furniture, fixtures and equipment ...............................    426,536
                                                                     -------

Total, at cost...................................................$ 1,334,288
                                                                 ===========

       The premises and equipment set forth above are pledged to collateralize the note payable discussed in Note 5.

       Office facilities, which served as the main office until the main office renovation was complete, have been leased under an operating lease which commenced in July 1998. The leased office facilities began serving as a branch office once the main office renovation was completed.

       The lease, which provides for a term of sixty months, requires the Company to pay utilities, insurance, taxes and other operating expenses.
       As of December 31, 1998, future minimum rental commitments under the noncancelable lease are as follows:

                                                  Year Ending December 31,
                                                  ------------------------

1999  .................................................. $   21,840
2000  ..................................................     22,716
2001  ..................................................     23,628
2002  ..................................................     24,096
Thereafter .............................................     12,282
                                                             ------

                                                           $104,562
                                                           ========

(4) Stock Option Plans

       The Board of Directors intends to present, for shareholder approval, at the Company's first annual meeting of shareholders, a Directors' Stock
       Option  Plan and a Key  Employee  Stock  Option  Plan  (collectively  the
       "Plans"), which will be designed to provide incentive compensation to Directors and key employees of the Company. The detail of the Plans have not yet been determined, but such details would be disclosed to shareholders in the Company's Proxy Statement issued in connection with solicitation of shareholder approval of such Plans. It is anticipated that 15% of the shares of the outstanding shares resulting from this Offering will be set aside for stock options under the Plans, 7.0% to the Employees of the Company, and 8.0% to the directors of the Company, based pro-rata on the number of shares of the Company that each director purchased. Such options will not be granted at less than fair market value of the Company's Common Stock on the date of grant. Under the Chief
       Executive Officer's employment agreement, he was entitled to a stock option for 50,000 shares, subject to adoption and approval by the Company's shareholders of the Key Employee Stock Option Plan. No stock options were granted as of December 31.

(5) Borrowings

       In April 1998, the Company obtained a line of credit of $450,000 from a financial institution at an interest rate of Prime minus 1%. The line is guaranteed by the Company's Board of Directors. At December 31, 1998,
       $450,000 was outstanding under this line of credit. These amounts were used to fund organizational and other costs incurred by the Company.
       Amounts outstanding under this line of credit were repaid from the proceeds of the Company's common stock offering during 1999.

       In May 1998, the Company obtained credit availability from another financial institution, which provides for a short-term line of credit, a loan for the acquisition of the Bank's main office, and a loan for the purchase of furniture, fixtures and equipment. Each of these loans are guaranteed by certain directors of the Company. The arrangement provided for: (i) a $250,000 line of credit which bears interest at prime minus
       2%, with an additional $500,000 letter of credit, with a term of 180 days; (ii) a loan of up to $850,000 for the purchase and renovation of the Bank's main office, with provisions for a first lien on the underlying real estate and an interest rate of prime minus 2%; and,
       (iii), a loan of up to $250,000 to purchase furniture, fixtures and equipment, bearing interest at prime minus 1/2% and a term of 180 days.
       At December 31, 1998, $1,015,000 was outstanding under this credit facility. Each of these loans were repaid from the proceeds of the Company's common stock offering during 1999.

                                                                     (continued)




                           JACKSONVILLE BANCORP, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued


      (6)   Income Taxes

  The income tax benefit consisted of the following:

                           Year Ended
                          December 31,
                          ------------
                              1998
                              ----

Deferred:
     Federal ...........   $(147,283)
     State .............     (25,211)
                             -------

          Total deferred   $(172,494)
                           =========

    The reasons for the differences between the statutory federal income tax rate and the effective tax rate are summarized as follows:

                                                                         % of
                                                                        Pretax
                                                           Amount        Loss

Income tax benefit at statutory rate .................   $(156,395)     (34.0)%
Increase resulting from:
     State taxes, net of federal tax benefit .........     (16,099)      (3.5)
                                                           -------       ----

                                                         $(172,494)     (37.5)%
                                                         =========      =====


    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                                 At December 31,
                                                                 ---------------
                                                                      1998
                                                                      ----
Deferred tax assets:
     Organizational and pre-opening costs .......................   $135,494
     Net operating loss carryforwards ...........................     18,750
     Accrual to cash adjustment .................................     18,250
                                                                    --------

          Deferred tax assets ...................................   $172,494
                                                                    ========

       At December 31, 1998, the Bank has the following net operating loss carryforwards available to offset future taxable income:


                                                     Expiration
                                                     ----------

           2012 .................................... $   1,500
           2018 ....................................    48,500
                                                      --------

                                                      $ 50,000
                                                      ========






                                                                      continued)



                           JACKSONVILLE BANCORP, INC.
                          (A Development Stage Company)

                    Notes to Financial Statements, Continued



(7) Year 2000 Issues

       The Company is acutely aware of the many areas  affected by the Year 2000 computer  issue  and has given the  Executive  Committee  of the Board of
       Directors the  responsibility  for oversight of the Year 2000 issue.  The
       Company  is  actively   involved  in  managing  the  Year  2000  computer
       challenges,  following the guidance provided by its regulatory bodies and documented in the interagency  statements issued by the Federal Financial
       Institutions Examination Council ("AFFIEC").  The Company has a Year 2000
       Technology  Plan,  approved  by the Board of  Directors,  which  includes multiple  phases,  tasks to be completed and target dates for completion.
       Issues  addressed  therein  include  awareness,  assessment,  renovation, validation, implementation, testing and contingency planning.

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

       The Company has developed a Contingency Plan relative to the Year 2000 issue which addresses a "worst case" scenario. The plan covers various options for handling interruptions of the internal and external mission critical systems and services. The Company, for example, has developed plans for meeting unusually high demands for cash generated by the publicity surrounding the Year 2000 issue. The Contingency Plan will be continuously monitored to incorporate and address various operational elements as needed. Furthermore, the Company's Contingency Plan covers systems which can be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, the Company will terminate those relationships and transfer to other vendors.















ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE MATTERS

              None.


                                    PART III



ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

       9.1 Initial Directors

       The  following is a brief  description  of the  experience of the initial
       Directors:

       D.  Michael  Carter,  age 45,  is a  Certified  Public  Accountant  and a
       graduate  of  Florida   State   University.   Mr.  Carter  has  lived  in
       Jacksonville,  Florida since 1975 and has an active  accounting  practice under  Carter,  Merolle & Company,  P.A.  Tax and audit  clients  include businesses,  business  owners and executives,  as well as  professionals.
       Prior  to  forming  his  firm in  1980,  Mr.  Carter  had  been a  public accountant with two national accounting firms.

       Victor M. George, age 57, will be the President and CEO of the Company and the Bank. He will serve as the Company's Interim Chairman of the Board until the first annual meeting of shareholders. Mr. George has over 30 years of experience in the banking industry which began in 1971 with The Fifth Third Bank in Cincinnati, Ohio. Mr. George was the Vice
       President and Senior Commercial  Regional Lender when he left Fifth Third
       Bank in 1980 to form VMG & Associates, Inc., an international financial firm. Mr. George moved to Orlando, Florida in 1983 to join Barnett Bank of Central Florida, N.A., where he served as Senior Vice President,
       Corporate  Banking.  Mr.  George left Barnett Bank of Central  Florida in
       1988 to join First Florida Bank, N.A., Orange County, Florida. After a series of promotions he became the President for First Florida Bank of Orange County, Florida. In 1993, after First Florida Banks, Inc. was acquired by Barnett Banks, Inc., Mr. George joined Community First Bank,
       Jacksonville, Florida. He was Executive Vice President responsible for commercial lending and consumer lending and the oversight of 10 branches.
       In August 1996,  Mr.  George became the President of Fields Motor Cars of
       Florida, Inc. He resigned his position in October 1997 to form the Company and organize the Bank. Mr. George received his B.A. degree in Economics from Georgetown University in Washington, D.C. He also attended
       George Washington University for graduate study and has attended numerous banking and management courses with the American Institute of Banking and the American Management Association, respectively. Mr. George has lived in the Jacksonville area for five years.

       George H. Groves, age 58, has over 25 years experience in the financial services industry. He has served at the executive level for both community and regional commercial banks. In these capacities, he was responsible for all aspects of business development and operations, including strategic planning, profit/loss analysis, product development, marketing, sales and staff development. Mr. Groves was most recently
       Senior  Executive  Vice  President and Chief Banking  Officer of Keystone
       Financial, Inc., where he directed the banks growth efforts, including the acquisition of 14 banks, two non-bank companies and start-up of three banking related businesses. Mr. Groves prior financial institutions experience include: President/CEO, Northern Central Bank; Senior Vice
       President,  Irwin Union Bank & Irwin Union  Corporation;  and  Commercial
       Lender, First National Bank of Chicago. Mr. Groves received his bachelor of science, engineering, from the United States Military Academy at West
       Point. He served in the United States Army achieving the rank of Captain.
       He has an M.B.A. from the University of Virginia's Darden Graduate School of Business. He has served on the board of directors of Pennsylvania
       Bankers Association.

       James M. Healey,  age 41, is the Vice President of the Jacksonville Mint,
       Inc., a direct-mailed advertising firm. Prior to his association with the Jacksonville Mint, Mr. Healey worked with Carnation Food Products, Inc.
       and International Harvester. Mr. Healey attended Purdue University where he received a B.A. degree from Purdue's Business School with special studies in Marketing and Personnel. Mr. Healey has been a resident and an active member of the Jacksonville community since 1984.

       John C. Kowkabany, age 56, is a Jacksonville based real estate investor and consultant. Mr. Kowkabany has significant private and public sector experience. A resident of the Neptune Beach community, he has been active in local government, serving as the City's Councilman from 1985 to 1989 and then two four-years terms as Mayor from 1989 to 1997. Mr. Kowkabany's public sector experience has provided him with experience and knowledge regarding the local business and civic community, as well as close working relationships with various appointed officials on the local, state and federal levels. Mr. Kowkabany graduated with a Bachelor of Arts from Jacksonville University.

                                      -18



       Rudolph A. Kraft, age 63, is the President and Chief Executive Officer of
       Kraft Holdings, Inc., a real estate investment and rental company from November 1988 until June 1998 he was part owner of Kraft Motorcar
       Company, Inc.,  Jacksonville,  Florida, a Mercedes-Benz,  Jeep, Eagle and
       Buick Dealership. Mr. Kraft has served on the board of a number of civic organizations. He currently sits on the President's Council for Kettering
       University in Flint, Michigan.

       R. C. Mills,  age 61, is Executive  Vice  President  and Chief  Operating
       Officer of Heritage Holdings, Inc., a national distributor of propane gas. Mr. Mills is a graduate of the University of Sarasota. Mr. Mills has an extensive business background and is experienced in business mergers and acquisitions, corporate finance and personnel management. Mr. Mills resides in the Jacksonville area.

       John W. Rose, age 49, has been a financial services executive, advisor, and investor for over 25 years. Mr. Rose is the Founder/President of McAllen Capital Partners, Inc., a boutique firm providing a select range of financial, economic and management services, as well as capital resources exclusively to the financial services industry. Mr. Rose continues to serve as a special advisor to F.N.B. Corporation (Hermitage, Pennsylvania). Mr. Rose is also a general partner and chairman of the investment committee of Castle Creek Capital (California), a series of funds that invests in financial service companies. Prior to forming
       McAllen Capital Partners, Inc., Mr. Rose served in various capacities with the following Chicago-based firms: President, Livingston Financial
       Group;  Senior Vice  President,  ABN/LaSalle  National  Bank;  Associate,
       William  Blair & Co.;  Principal,  Dwyer,  Rose &  Associates;  and  Vice
       President,  First  National  Bank.  He  currently  serves on the Board of
       Directors of Regent  Bancshares,  Philadelphia,  Pennsylvania,  and First
       County Bank, Chardon, Ohio. Mr. Rose earned his undergraduate degree from
       Case  Western  Reserve  University.  He received  his M.B.A.  degree from
       Columbia University.

       John R. Schultz,  age 34, is a fourth  generation native of Jacksonville,
       Florida. Mr. Schultz is Chief Executive Officer of the Schultz Companies.
       He  is  the  Founder  and  Chairman  of  Schultz  Construction,  Inc.,  a
       commercial/residential  contractor and is Co-owner of Schultz Properties,
       Inc., a commercial real estate  brokerage firm. Mr. Schultz is a graduate of The Bolles School and attended the University of Florida.  Mr. Schultz
       is  a  director  of  numerous  companies  and  community   organizations,
       including  First Coast Venture  Capital Corp.,  Southeast-Atlantic  Corp.
       (Canada  Dry  bottler/distributor   for  Florida  and  Georgia),   Junior
       Achievement of Jacksonville,  St. Vincent's Foundation, Museum of Science
       and  History,   Jacksonville   Museum  of  Contemporary  Art,   Volunteer
       Jacksonville and Visador Company.

       Charles  F.   Spencer,   age  55,  is  President  of  the   International
       Longshoremen's  Association,  Local  1408 in  Jacksonville,  Florida.  In
       addition,  Mr.  Spencer is Vice  President of the South Atlantic and Gulf
       Coast  District  of I.L.A.  and Vice  President  at Large of the  Florida
       AFL-CIO.  Mr. Spencer is a member of the Jacksonville  Sports Development
       Authority appointed by the Mayor. He also serves as  Secretary-Treasurer, elected by board members of the J.S.D.A. Mr. Spencer is a board member of
       Edward  Waters  College  where he attended  school and is a former  board member of the Florida Community College at Jacksonville Foundation, which he also attended.

       Bennett A.  Tavar,  age 41, is owner and  President  of Logical  Business
       Systems, Inc., a computer hardware sales firm located in Jacksonville, Florida. Mr. Tavar has been a resident of Jacksonville since 1982 and is active in a number of local civic organizations.

       Gary L. Winfield, M.D., age 41, is a physician. Dr. Winfield has had an active family practice in Jacksonville, Florida since 1989, operating under Sandcastle Family Practice, P.A. From 1986 to 1989, Dr. Winfield completed his residency requirements at St. Vincent's Hospital in Jacksonville. Dr. Winfield is also Vice President of Medical Affairs for
       Anthem  Health  Plans of  Florida,  a provider of health  insurance.  Dr.
       Winfield received his undergraduate degree from the University of Oklahoma and is a graduate of the College of Medicine of the University of Oklahoma.

       9.2 Officers

       The following is a brief description of the business experience of the initial Officers:

       Timothy R. Hilyer, age 47, will be Vice President/Credit Administrator of the Bank. Mr. Hilyer has over ten years of experience  with the financial
       services  industry,   including  credit  administration   positions  with
       community  and large  regional  banks.  Prior to joining the Bank, he was
       Vice  President and Senior Credit  Officer with Gulf Coast  National Bank
       (Naples,  Florida).  Mr. Hilyer's prior  employment has included:  Senior
       Credit   Officer,    Community   First   Bank   (Jacksonville),    Credit
       Administration Officer, Bank South (Waycross, Georgia), and Senior Credit
       Analyst,  First Union  National  Bank  (Columbus,  Georgia).  A native of
       Georgia,  he  holds a  bachelors  of  business  administration  from  the
       University of Georgia.


          David C.  Keasler,  age 41, will be Senior Vice  President  and Senior
          Loan Officer of the Bank. Mr. Keasler has 17 years financial services experience, with specific expertise in the areas of credit production, underwriting and administration. Most recently, he was President of Ponte Vedra Capital, Inc., a Jacksonville-based mortgage brokerage business. His prior financial institutions affiliations include: Vice
          President-Corporate  Banking,  Southeast Bank (Miami,  Florida),  Vice
          President, American National Bank of Florida. A native of Florida, Mr.
          Keasler holds a B.S.B.A. in Finance and Banking from the University of Arkansas. Mr. Keasler has been a resident of Jacksonville for 42 years.

          Lynn H.  Sandberg,  age 42,  will be Senior Vice  President  and Chief
          Operations  Officer of the Bank.  Ms.  Sandberg has nearly 25 years of financial  institution  experience,  focused primarily in the areas of financial  management,  operations,  and information  technology.  Ms.
          Sandberg was most  recently  Vice  President/Cashier  with  Enterprise
          National Bank, a community  bank based in  Jacksonville,  Florida.  At
          Enterprise  National  Bank,  Ms.  Sandberg  was  responsible  for item
          processing,   bookkeeping,   and  information  systems.  Her  previous
          financial services positions included:  Senior Product Manager, Nation or (a financial  services software firm),  Vice  President-Operations,
          FloridaBank  (Jacksonville),  Operations  Officer,  Barnett Operations
          Company (Jacksonville), and Assistant Vice President, Florida National
          Bank  (Jacksonville).  A Florida native, Ms. Sandberg is a graduate of
          Santa Fe Community College  (Gainesville)  and is presently  attending
          Jacksonville University.

          9.3 Subsequent Events

          Subsequent to December 31, 1998, Mr. Victor M. George resigned his position as President, CEO, and director of the Company and the Bank.
          Mr. Timothy R. Hilyer, Mr. David C. Keasler and Ms. Lynn H. Sandberg are also no longer employed by the Company or the Bank.

          Mr. Price Schwenck has become Chief Executive Officer and Chairman of the Bank. Mr. Pomar had become President of the Company and President and CEO of the Bank. Also, on March 2, 1999, Cheryl L. Whalen became
          Senior Vice  President and Chief  Financial  Officer of the Bank.  Mr.
          Schwenck and Mr. Pomar has also become directors of the Company and the Bank. Finally, Mr. Scott M. Hall was employed as Senior Vice
          President of Commercial Lending at the Bank. The following is a brief description of the business experience of the new officers and directors.

          Price W.  Schwenck,  age 56, is the  Chief  Executive  Officer  of the
          Company and the Chairman of the Board for the Bank. Mr. Schwenck served as Regional President for First Union National Bank in Fort
          Lauderdale, Florida from 1988 to 1994 and First Union National Bank of
          Jacksonville, Florida from 1994 until he retired in 1999. His community activities include the Jacksonville Chamber of Commerce, Enterprise North Florida and North Florida Venture Capital Network.
          Mr. Schwenck received his bachelors degree and MBA from the University of South Florida in 1966 and 1970, respectively, and his MS from the University of Miami in 1996.

          Gilbert J. Pomar,  III, age 39, is the President  and Chief  Executive
          Officer of the Bank.  Mr.  Pomar  joined  the Bank on March 10,  1999.
          Prior to joining the Bank, he was employed  with First Union  National
          Bank of Jacksonville. Mr. Pomar joined First Union in 1991. During his
          tenure   with  First   Union,   he  was   promoted   to  Senior   Vice
          President/Commercial  Lending  Manager in 1994 and head of  Commercial
          Banking in 1996. Mr. Pomar's  banking  experience  includes four years with  Southeast  Bank in West Palm  Beach,  Florida,  as a Real Estate
          Workout  Officer  and four  years as a  Commercial  Real  Estate  Loan
          Officer at First  Chicago in Miami,  Florida.  Mr.  Pomar is active in various  community  efforts,  including  the United Way, Boy Scouts of
          America and is a Board Member of the  Timuquana  Country Club. He is a
          graduate of the University of Florida,  where he received his Bachelor of Arts in Finance.

          Cheryl L. Whalen,  age 38, is the Executive  Vice  President and Chief
          Financial  Officer for the Company and the Bank. From March 1990 until
          March 1999, Ms. Whalen was with the O'Neil Companies and Merchants and
          Southern  Bank in  Gainesville,  Florida;  initially  as  Senior  Vice
          President and Cashier, and later as Executive Vice President and Chief
          Financial Officer. Ms. Whalen has a Certified Internal Auditor designation and is a graduate of Florida State University, where she received her Bachelor of Science Degree in Accounting.

          Scott M. Hall, age 35, is Senior Vice President of Commercial Banking.
          Mr. Hall has 13 years of experience in the financial services industry. Prior to joining the Bank, he was employed with First Union
          National Bank of Jacksonville for 8 years as Vice President/Commercial
          Banking Relationship Manager. His community activities include the Jacksonville Chamber of Commerce, Habitat for Humanity and he is a member of the Clay County General Government Committee. Mr. Hall is a graduate of the University of North Florida, where he received his Bachelors of Business Administration Degree in Finance.




ITEM 10. EXECUTIVE COMPENSATION

       10.1 General

       The following table shows the cash compensation paid by the Bank for services rendered in all capacities during the year ended December 31, 1998, to the Bank's Chief Executive Officers and other principals with annual compensation exceeding $100,000.


                                        Annual Compensation
                                        -------------------
Name and                                                         Other Annual
Principal Position   Year        Salary           Bonus          Compensation
------------------   ----        ------           -----          ------------
Victor M. George     1998       $70,000          $  0               $  0
President and CEO    1997        24,000             0                  0
                     1996             0             0                  0


       10.2 Stock Option Plans

       The Board of Directors intends to present, for shareholder approval, at the Company's first annual meeting of shareholders, a Directors' Stock
       Option  Plan and a Key  Employee  Stock  Option  Plan  (collectively  the
       "Plans"), which will be designed to provide incentive compensation to Directors and key employees of the Company. The detail of the Plans have not yet been determined, but such details would be disclosed to shareholders in the Company's Proxy Statement issued in connection with solicitation of shareholder approval of such Plans. It is anticipated that 15% of the shares of the outstanding shares resulting from this Offering will be set aside for stock options under the Plans, 7.0% to the Employees of the Company, and 8.0% to the directors of the Company, based pro-rata on the number of shares of the Company that each director purchased. Such options will not be granted at less than fair market value of the Company's Common Stock on the date of grant. Under Mr.
       George's employment agreement, he was entitled to a stock option for 50,000 shares, subject to adoption and approval by the Company's shareholders of the Key Employee Stock Option Plan. No stock options were granted as of December 31.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       (a) Security Ownership of Certain Beneficial Owners

           No stock was outstanding during the period covered by this report.

       (a) Security Ownership of Management

           No stock was outstanding during the period covered by this report.

       (b) Changes in Control

           No stock was outstanding during the period covered by this report.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       12.1 Organizational Advances

       In order to fund the initial organizational expenses of the Bank, estimated to be approximately $700,000, one of the Directors, R. C.
       Mills, loaned the Company $150,000, as evidenced by a Promissory Note dated October 10, 1997. The loan is at 8.5% interest payable and will be repaid from the proceeds of the Offering. The terms of this loan are as favorable to the Company as those loans generally available from unaffiliated third parties. In particular, the 8.5% interest rate is less than the interest rate being charged by commercial lenders in the Jacksonville area for similar loans. The loan has been ratified by a majority of the company's independent directors who had no interest in the transaction and who had access to independent legal counsel at the time of the transaction.




       Pre-opening expenses exceeding the $150,000 loaned to the Company by the Director will be funded through two lines of credit that have been extended to the Company by the Independent Banker's Bank of Florida and Columbus Bank & Trust Company on terms and conditions as follows:


                  Independent Banker's Bank of Florida


Loan Amount. . . . up to $450,000.

Terms. . . . . . . On demand, interest monthly, due on or before April 10, 1999.

Rate . . . . . . . Wall Street Journal prime minus 1%, floating.

Fee. . . . . . . . None.

Guarantors . . . . Organizing Directors    limited to $62,500 per director.

                      Columbus Bank & Trust Company

Loan Amount. . . . up to $135,000 (No funds have been drawn down).

Terms. . . . . . . On demand, interest monthly, due on or before April 16, 1999.

Rate . . . . . . . Wall Street Journal prime at 7 3/4%.

Fee. . . . . . . . None.

Guarantors . . . . John C. Kowkabany.


       The  Organizers  and  Directors  have also agreed to act as guarantors on loans of up to $1.8 million  pursuant to a commitment in that amount from
       Columbus  Bank Trust  Company for loans to purchase and renovate the main office facility and to purchase furniture,  fixtures and equipment.  This loan  commitment  permits the Company to make a series of unsecured loans with an interest  rate of the prime rate less % and permits the execution of separate six-month notes,  renewable up to one year.  Pursuant to this loan commitment,  the Company has borrowed  $625,000 on January 11, 1998, for the  acquisition  of the Banks main  office;  $450,000 on December 1,
       1998, to renovate the main office,  and $250,000 on October 18, 1998, for the purpose of purchasing equipment,  furniture and fixtures. These loans
       mature  March  24,  1999,   March  24,  1999,   and  February  16,  1999,
       respectively,  and  were  repaid  from  the  proceeds  of the sale of the
       Company's stock.

       12.2 Banking Transactions

       It is anticipated  that the Directors and officers of the Company and the
       Bank and the companies with which they are  associated  will have banking transactions  with the  Bank in the  ordinary  course  of  business.  All transactions  between  the  Bank and  affiliated  persons,  including  5%
       shareholders,  will be on terms no less  favorable to the Bank than could be obtained from independent third parties.  Any loans and commitments to lend to such affiliated  persons or entities included in such transaction will be made in accordance  with all applicable  laws and regulations and on substantially the same terms, including interest rates and collateral, as  those  prevailing  at  the  time  for  comparable  transactions  with unaffiliated persons of similar creditworthiness.

       12.3 Financial Advisors

       On June 10, 1998, the Company  engaged  McAllen  Capital  Partners,  Inc.
       ("McAllen Capital") as a financial advisor to assist the Company with its marketing efforts and future strategic planning. McAllen Capital is a diversified consulting firm providing financial, economic and management consulting services to the financial services industry. McAllen Capital is providing financial advice to the Company in connection with the Offering and has been retained to provide post-capitalization strategic planning services. McAllen Capital was chosen because of its specific expertise in the financial services industry and experience in corporate recapitalization, including transactions involving shareholder rights offerings and community offerings. Following the Offering, McAllen
       Capital will assist management and the Board of Directors in the post-capitalization phase by analyzing and monitoring the Company's program in implementing its new corporate strategies. John W. Rose, a Director for both the Company and the Bank, is the President of McAllen
       Capital, which will receive 1.5% fee of the gross proceeds of the public offering (excluding the amount raised from directors and employees) for its advisory service in connection with this Offering. McAllen Capital will not, solicit the sale or purchase or purchase or sell Common Stock in connection with the Offering and otherwise act as an underwriter with respect to the Offering. This transaction was ratified by outside-non employee Directors of the Company. Mr. Rose did not vote or participate in the discussions relating to the engagement of McAllen Capital.




                                     PART IV



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits.  The following  exhibits were filed with or incorporated by reference  into this report.  The  exhibits  which are marked by a single
       asterisk  (*)  were   previously   filed  as  part  of,  and  are  hereby
       incorporated  by  reference  from  Jacksonville   Bancorp's  Registration
       Statement on Form SB-2,  as effective  with the  Securities  and Exchange
       Commission on September 30, 1998, Registration No. 333-64815. The exhibit numbers correspond to the exhibit numbers in the referenced documents.




Exhibit No.                  Description of Exhibit
*3.1                     Articles  of   Incorporation  of  Registrant  filed  as
                         Exhibit 3.1 to the Form SB- 2 Registration Statement is
                         hereby incorporated by reference.

*3.2                     Bylaws of  Registrant  filed as Exhibit 3.2 to the Form
                         SB-2 Registration Statement is hereby incorporated by reference.

*4.1 Specimen Common Stock Certificate of Registrant filed as Exhibit 4.0 to the Form SB-2 Registration Statement is hereby incorporated by reference.

27.0                     Financial Data Schedule (SEC Use Only)



       (b) Reports on Form 8-K. The Bank did not file a Form 8-k during the last quarter of 1998.




                                   SIGNATURES


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JACKSONVILLE BANCORP, INC.


Dated: August 25, 1999   _______________     By:/s/____________________________
                                                Price W. Schwenck
                                                Chairman of the Board and
                                                Chief Executive Officer


Dated: August 25, 1999   _______________     By:/s/____________________________
                                                Cheryl L. Whalen
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:


       Signature                          Title                    Date



/s/__________________________           Director            August 25, 1999
C. Michael Carter

/s/__________________________           Director            August 25, 1999
Melvin Gottlieb

/s/__________________________           Director            August 25, 1999
James M. Healey

/s/__________________________           Director            August 25, 1999
John C. Kowkabany

/s/__________________________           Director            August 25, 1999
Rudolph A. Kraft

/s/__________________________           Director            August 25, 1999
R. C. Mills

/s/__________________________           Director            August 25, 1999
Gilbert J. Pomar

/s/__________________________           Director            August 25, 1999
John W. Rose





/s/__________________________           Director            August 25, 1999
John R. Schultz

/s/__________________________       Chairman of the Board,  August 25, 1999
Price W. Schwenck                   Chief Executive Officer

/s/__________________________           Director            August __, 1999
Charles F. Spencer

/s/__________________________           Director            August __, 1999
Bennett A. Tavar

/s/__________________________           Director            August __, 1999
Gary L. Winfield, M.D.



       SUPPLEMENTAL  INFORMATION  TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
       SECTION  15(d)  OF THE  ACT BY  REGISTRANTS  WHICH  HAVE  NOT  REGISTERED
       SECURITIES PURSUANT TO SECTION 12 OF THE ACT.




                              EXHIBIT 27.0

                         Financial Data Schedule


