Form 10QSB
period 1999-03-31
JACKSONVILLE BANCORP INC /FL/
filed 1999-09-01
CIK 1071264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999

     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ___________ to ___________

Commission file number 001-14853


                           JACKSONVILLE BANCORP, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                     59-3472981
---------------------------------               -------------------
(State or Other Jurisdiction                     (I.R.S. Employer
of Incorporation or Organization)               Identification No.)

10325 San Jose Boulevard
Jacksonville, Florida                                    32257
----------------------------------------                ----------
(Address of Principal Executive Offices)                (Zip Code)

                                 (904) 288-0793
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


Check whether the issuer: (1) filed all reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share               905,716
--------------------------------------     ----------------------------
              (class)                      Outstanding at June 30, 1999


Transitional Small Business Format (Check One):  YES       NO   X

                           JACKSONVILLE BANCORP, INC.
                         (A Development Stage Company)

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements                                              Page

Balance Sheets -
At March 31, 1999 (unaudited) and At December 31, 1998 ................... 2

Statements of Loss (Unaudited) -
Three Months ended March 31, 1999 and 1998 ............................... 3

Statement of Changes in Deficit (Unaudited) -
Three Months ended March 31, 1999 ........................................ 4

Statements of Cash Flows (Unaudited) -
Three Months ended March 31, 1999 and 1998 ............................... 5

Notes to Financial Statements (Unaudited) .............................. 6-7

Item 2. Management's Discussion and Analysis
or Plan of Operations .................................................. 8-9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ............................... 10

SIGNATURES .............................................................. 11

                           JACKSONVILLE BANCORP, INC.
                          (A Development Stage Company)

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                 Balance Sheets



                                                                March 31,    December 31,
                                                                ---------    ------------
Assets                                                            1999           1998
                                                               (unaudited)

Cash and due from banks ....................................   $    25,579          8,600
Interest bearing deposits ..................................        14,711         20,586
                                                               -----------      ---------

          Cash and cash equivalents ........................        40,290         29,186

Premises and equipment, net ................................     1,686,487      1,334,288
Deferred tax asset .........................................       273,186        172,494
Accrued interest receivable and other assets ...............       202,938         95,293
                                                               -----------      ---------

          Total assets .....................................   $ 2,202,901      1,631,261
                                                               ===========      =========

     Liabilities and Deficit

Liabilities:
  Borrowings ...............................................     2,334,950      1,615,000
  Accrued interest payable and other liabilities ...........       360,854        341,343
                                                               -----------      ---------

          Total liabilities ................................     2,695,804      1,956,343
                                                               -----------      ---------

Deficit:
  Preferred stock, $.01 value; 2,000,000 shares authorized,
     none issued or outstanding ............................          --             --
  Common stock, $.01 par value; 8,000,000 shares authorized,
     none issued or outstanding ............................          --             --
  Accumulated deficit ......................................      (492,903)      (325,082)
                                                               -----------      ---------

          Total deficit ....................................      (492,903)      (325,082)
                                                               -----------      ---------

          Total liabilities and deficit ....................   $ 2,202,901      1,631,261
                                                               ===========      =========









See Accompanying Notes to Financial Statements.

                           JACKSONVILLE BANCORP, INC.
                         (A Development Stage Company)

                               Statements of Loss
                                  (Unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                            1999           1998
                                                            ----           ----

Interest income ......................................   $     171          880

Interest expense .....................................      19,802        3,967
                                                         ---------      -------

Net interest expense .................................     (19,631)      (3,087)
                                                         ---------      -------

Organizational and Preopening expenses:
     Salaries and employee benefits ..................     159,296       45,478
     Occupancy expense ...............................      11,920        2,625
     Professional fees ...............................      54,802        3,500
     Travel and entertainment ........................       6,087        5,741
     Printing and office supplies ....................       2,363          754
     Telephone expense ...............................       3,451          577
     Application fees ................................        --         15,159
     Other ...........................................      10,963          448
                                                         ---------      -------

          Total organizational and preopening expenses     248,882       74,282
                                                         ---------      -------

Loss before income tax benefit .......................    (268,513)     (77,369)

     Income tax benefit ..............................    (100,692)     (29,013)
                                                         ---------      -------

Net loss .............................................   $(167,821)     (48,356)
                                                         =========      =======





















See Accompanying Notes to Financial Statements.

                           JACKSONVILLE BANCORP, INC.
                         (A Development Stage Company)

                         Statement of Changes in Deficit

                  Three Months Ended March 31, 1999 (Unaudited)





                                         Preferred Common  Accumulated   Total
                                            Stock   Stock    Deficit    Deficit
                                            -----   -----    -------    -------

Balance at December 31, 1998 ............   $ --     --     (325,082)  (325,082)

Net loss for the three months ended March
        31, 1999 (unaudited) ............     --     --     (167,821)  (167,821)
                                            ----    ----    --------   --------

Balance at March 31, 1999 (unaudited) ...   $ --     --     (492,903)  (492,903)
                                            ====    ====    ========   ========


































See Accompanying Notes to Financial Statements.

                           JACKSONVILLE BANCORP, INC.
                         (A Development Stage Company)

                            Statements of Cash Flows
                                  (Unaudited)

                                                                              Three Months Ended
                                                                                  March 31,
                                                                              ------------------
                                                                              1999         1998
                                                                              ----         ----
Cash flows from administrative activities during the development stage:
Net loss ..............................................................   $(167,821)     (48,356)
Adjustments to reconcile net loss to net cash used in
  administrative activities during the development stage:
Credit for deferred income taxes ......................................    (100,692)     (29,013)
Increase in accrued interest receivable and
        other assets ..................................................    (107,645)        --
Increase in accrued interest payable and other
        liabilities ...................................................      19,511        3,967
                                                                          ---------      -------

Net cash used in administrative activities during the
development  stage ....................................................    (356,647)     (73,402)

Cash flows from investing activities-
Net purchases of premises and equipment ...............................    (352,199)      (5,693)

Cash flows from financing activities-
Net increase in borrowings ............................................     719,950         --
                                                                          ---------      -------

Net increase (decrease) in cash and cash equivalents ..................      11,104      (79,095)

Cash and cash equivalents at beginning of period ......................      29,186      114,533
                                                                          ---------      -------

Cash and cash equivalents at end of period ............................   $  40,290       35,438
                                                                          =========      =======

Supplemental disclosure of cash flow information-
Cash paid during the period for:
Interest ..............................................................   $  36,779         --

Income taxes ..........................................................   $    --           --










See Accompanying Notes to Financial Statements.

                           JACKSONVILLE BANCORP, INC.
                         (A Development Stage Company)

                    Notes to Financial Statements (Unaudited)


(1)  Description of Business and Summary of Significant Accounting Policies

General  and  Subsequent  Events.   Jacksonville  Bancorp,  Inc.  (the  "Holding
   Company") was incorporated on October 24, 1997 in the State of Florida. The Holding Company applied to the Board of Governors of the Federal Reserve System ("Board of Governors") to become a one-bank holding company and with plans to acquire 100% of the outstanding shares of The Jacksonville Bank (the "Bank"), a planned Florida chartered commercial bank to be located in Jacksonville, Florida (collectively, the "Company"). At March 31, 1999, the operations of the Company, had not commenced.

The Holding Company  raised its minimum  capital  through a public  offering and broke escrow on May 18, 1999, and subsequently acquired 100% of the stock of the Bank. The Company sold 905,716 shares during 1999 for an aggregate of $8.7 million. The price per share was $10. The Company incurred offering costs of $394,693 which were deducted from the proceeds received from the sale of common stock The Bank opened for business on May 28, 1999 and provides community banking services to businesses and individuals in Jacksonville, Florida. As of August 23, 1999, the Holding Company's only business is the ownership and operation of the Bank. The Company's fiscal year ends December 31.

   In the opinion of the management of the Company, the accompanying financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 1999 and the results of development stage administrative activities and cash flows for the three-month periods ended March 31, 1999 and 1998. The results of development stage administrative activities for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

Premises and Equipment. Premises and equipment are stated at cost. Depreciation has not been recorded because the assets were not put in service as of March 31, 1999. Depreciation expense will be computed on the straight-line basis over the estimated useful life of each type of asset.

Income Taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Organizational and Preopening Costs. Net organizational and preopening costs incurred from date of incorporation to March 31, 1999 totaled $492,903, net of tax benefit of $273,186, and were charged to expense as incurred.

                                                                     (continued)

                           JACKSONVILLE BANCORP, INC.
                         (A Development Stage Company)

              Notes to Financial Statements (Unaudited), Continued


(1)Description of Business and Summary of Significant Accounting Policies, Continued
Future Accounting Requirements. Financial Accounting Standards 133 - Accounting for Derivative Investments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt this Statement January 1, 2001. Management does not anticipate that this Statement will have a material impact on the Company.

                           JACKSONVILLE BANCORP, INC.
                         (A Development Stage Company)

                  Item 2. Management's Discussion and Analysis
                              or Plan of Operation

         Comparison of March 31, 1999 (Unaudited) and December 31, 1998

General

   Jacksonville Bancorp, Inc. (the "Holding Company") was incorporated on October 24, 1997 in the State of Florida. The Holding Company applied to the Board of Governors of the Federal Reserve System ("Board of Governors") to become a one-bank holding company and with plans to acquire 100% of the outstanding shares of The Jacksonville Bank (the "Bank"), a planned Florida chartered commercial bank to be located in Jacksonville, Florida (collectively, the "Company"). At December 31, 1998, the operations of the Company had not commenced.

   The Holding Company raised its minimum capital through a public offering and broke escrow on May 18, 1999, and subsequently acquired 100% of the stock of the Bank. The Company sold 905,716 shares during 1999 for an aggregate of $8.7 million. The price per share was $10. The Company incurred offering costs of $394,693 which were deducted from the proceeds received from the sale of common stock. The Bank opened for business on May 28, 1999 and provides community banking services to businesses and individuals in Jacksonville, Florida. As of August 23, 1999, the Holding Company's only business is the ownership and operation of the Bank. The Company's fiscal year ends December 31.

Liquidity and Capital Resources

   The Company's primary source of cash during the three months ended March 31, 1999 was from the net increase in borrowings of $719,950. Cash was used primarily to purchase premises and equipment of $352,199 and to fund preopening and organizational expenses.

Results of Operations

   General. Net losses for the three months ended March 31, 1999 and 1998 were $167,821 and $48,356, respectively. The Bank commenced operations on May 28, 1999. As of March 31, 1999, the Company was still in the organization phase. A discussion of operating results at March 31, 1999 or for the three months ended March 31, 1999 and 1998 would not be meaningful.

                           JACKSONVILLE BANCORP, INC.
                         (A Development Stage Company)

                                Year 2000 Issues


   The Company is acutely aware of the many areas affected by the Year 2000 computer issue and has given the Executive Committee of the Board of Directors the responsibility for oversight of the Year 2000 issue. The Company is actively involved in managing the Year 2000 computer challenges, following the guidance provided by its regulatory bodies and documented in the interagency statements issued by the Federal Financial Institutions Examination Council ("FFIEC"). The Company has a Year 2000 Technology Plan, approved by the Board of Directors, which includes multiple phases, tasks to be completed and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing and contingency planning.

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

   The Company also recognizes the importance of determining if its customers are preparing for the Year 2000 problem. Questionnaires will be completed to assess the inherent risks. Customers will receive statement stuffers and informational material in this regard. The Company plans to work on a one-on-one basis with significant borrowers who are identified as having high Year 2000 risk exposure. The Company plans to continue in its efforts to be active in informing its customers of the Year 2000 issue.

   The Company has developed a Contingency Plan relative to the Year 2000 issue which addresses a "worst case scenario." The plan covers various options for handling interruptions of the internal and external mission critical systems and services. The Company, for example, has developed plans for meeting unusually high demands for cash generated by the publicity surrounding the Year 2000 issue. The Contingency Plan will be continuously monitored to incorporate and address various operational elements as needed. Furthermore, the Company's Contingency Plan covers systems which can be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, the Company will terminate those relationships and transfer to other vendors.

                           JACKSONVILLE BANCORP, INC.
                         (A Development Stage Company)

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part, and are hereby incorporated by reference from the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on February 9, 1999, Registration No. 333-64815. The exhibit market by a double asterisk (**) were previously filed as a part of the June 30, 1999 Form 10-QSB filed with the Securities and Exchange Commission on August 13, 1999.

Exhibit No.     Description of Exhibit

 *3.1            Articles of Incorporation of the Company
 *3.2            By-laws of the Company
 *4.1            Specimen Common Stock Certificate
 *10.4           Servicing Agreement with M&I Data Services
**10.5           Employment Contract Gilbert J. Pomar, III
  27             Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no Form 8-K's filed during the three months ended March 31, 1999.

                           JACKSONVILLE BANCORP, INC.
                         (A Development Stage Company)

                           PART II. OTHER INFORMATION




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JACKSONVILLE BANCORP, INC.
                                        (A Development Stage Company)
                                        (Registrant)





Date:            , 1999                 By:      /s/Price W. Schwenck
------------------------------          ---------------------------------------
                                                    Price W. Schwenck,
                                                    Chief Executive Officer



Date:            , 1999                 By:      /s/Cheryl L. Whalen
------------------------------          ---------------------------------------
                                                    Cheryl L. Whalen,
                                                    Executive Vice President
                                                    and Chief Financial Officer