Form 10QSB
period 1999-09-30
JACKSONVILLE BANCORP INC /FL/
filed 1999-11-12
CIK 1071264

--------------------------------------------------------------------------------
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities
---- Exchange Act of 1934


For the quarterly period ended September 30, 1999

     Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to
                              ----------   ----------
Commission file number 001-14853


                           JACKSONVILLE BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                       59-3472981
----------------------------                      ----------------
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

                                       N/A
         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

   Check  whether  the  issuer:  (1) filed all  reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES   X     NO

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                 1,017,066 shares
--------------------------------------           -------------------------
                 (class)                     Outstanding at November 2, 1999



--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                              Page

     Condensed Consolidated Balance Sheets -
       At September 30, 1999 (Unaudited) and At December 31, 1998...............................................2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three and Nine Months ended September 30, 1999 and 1998..................................................3

     Condensed Consolidated Statement of Stockholders' Equity (Deficit) (Unaudited) -
       Nine Months ended September 30, 1999.....................................................................4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Nine Months ended September 30, 1999 and 1998............................................................5

     Notes to Condensed Consolidated Financial Statements (Unaudited).........................................6-8

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................................................9-10

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K...................................................................11

SIGNATURES.....................................................................................................12

                           JACKSONVILLE BANCORP, INC.


                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                  At
                                                                   ------------------------------
                                                                   September 30,     December 31,
                                                                   -------------     ------------
    Assets                                                              1999            1998
                                                                        ----            ----
                                                                    (Unaudited)

Cash and due from banks ........................................   $    756,631           8,600
Interest bearing deposits ......................................           --            20,586
Federal funds sold .............................................      3,668,000            --
                                                                   ------------    ------------

            Cash and cash equivalents ..........................      4,424,631          29,186

Securities available for sale ..................................      1,977,585            --
Loans receivable, net of allowance for loan losses of
    $38,718 in 1999 ............................................      3,808,733            --
Premises and equipment, net ....................................      1,665,450       1,334,288
Deferred tax asset .............................................        648,427         172,494
Accrued interest receivable and other assets ...................        116,770          95,293
                                                                   ------------    ------------

            Total assets .......................................   $ 12,641,596       1,631,261
                                                                   ============    ============

    Liabilities and Stockholders' Equity (Deficit)

Liabilities:
    Noninterest-bearing demand deposits ........................      1,051,363            --
    Savings and NOW deposits ...................................        451,208            --
    Money-market deposits ......................................      2,048,398            --
    Time deposits ..............................................        351,023            --
                                                                   ------------    ------------

            Total deposits .....................................      3,901,992            --

    Borrowings .................................................           --         1,615,000
    Accrued interest payable and other liabilities .............        132,685         341,343
                                                                   ------------    ------------

            Total liabilities ..................................      4,034,677       1,956,343
                                                                   ------------    ------------

Stockholders' equity (deficit):
    Preferred stock, $.01 value; 2,000,000 shares authorized,
        none issued or outstanding .............................           --              --
    Common stock, $.01 par value; 8,000,000 shares authorized,
        1,017,066 shares issued and outstanding ................         10,171            --
    Additional paid-in capital .................................      9,705,206            --
    Accumulated deficit ........................................     (1,094,478)       (325,082)
    Accumulated other comprehensive income .....................        (13,980)           --
                                                                   ------------    ------------

            Total stockholders' equity (deficit) ...............      8,606,919        (325,082)
                                                                   ------------    ------------

            Total liabilities and stockholders' equity (deficit)   $ 12,641,596       1,631,261
                                                                   ============    ============




     See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.


                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                  Three Months Ended            Nine Months Ended
                                                                    September 30,                 September 30,
                                                                  ------------------            -----------------
                                                                  1999          1998          1999             1998
                                                                  ----          ----          ----             ----
Interest income:
    Loans   ..............................................      $  48,930        -             50,493          -
    Securities............................................         32,072        -             33,772          -
    Other interest-earning assets.........................         54,487           411       128,595           1,636
                                                                  -------      --------     ---------       ---------

            Total interest income.........................        135,489           411       212,860           1,636
                                                                  -------      --------     ---------       ---------

Interest expense:
    Deposits..............................................         16,252         -            17,954          -
    Other borrowings......................................         -             20,438        44,876          30,970
                                                                  -------      --------     ---------       ---------

            Total interest expense........................         16,252        20,438        62,830          30,970
                                                                  -------      --------     ---------       ---------

            Net interest income (expense).................        119,237       (20,027)      150,030         (29,334)
                                                                  -------      --------     ---------       ---------

Provision for loan losses.................................         38,718        -             38,718          -
                                                                  -------      --------     ---------       ---------

            Net interest income (expense) after
              provision for loan losses...................         80,519       (20,027)      111,312         (29,334)
                                                                  -------      --------     ---------       ---------

Noninterest income-
    Fees and service charges..............................          5,126         4,500        27,930           4,500
                                                                  -------      --------     ---------       ---------

Noninterest expense:
    Salaries and employee benefits........................        296,417        87,840       672,371         188,172
    Occupancy expense.....................................         71,704         9,734       120,452          16,192
    Professional fees.....................................        163,733           255       323,543          18,895
    Data processing.......................................         55,084        -             65,460          -
    Travel and entertainment..............................         58,197         6,417        71,818          16,012
    Printing and office supplies..........................         15,878         2,454        22,331           3,732
    Telephone expense.....................................          9,285         2,937        20,911           5,393
    Application fees......................................         -              2,145           788          27,304
    Other   ..............................................         48,279         2,035        78,462           6,416
                                                                  -------      --------     ---------       ---------

            Total noninterest expense.....................        718,577       113,817     1,376,136         282,116
                                                                  -------      --------     ---------       ---------

Loss before income tax benefit............................       (632,932)     (129,344)   (1,236,894)       (306,950)

            Income tax benefit............................       (236,643)      (48,504)     (467,498)       (115,106)
                                                                  -------      --------     ---------       ---------

Net loss    ..............................................      $(396,289)      (80,840)     (769,396)       (191,844)
                                                                 ========      ========    ==========        ========

Loss per share, basic and diluted.........................      $    (.40)       -               (1.63)       -
                                                                 ========      ========    ==========        ========

Weighted-average number of shares outstanding
    for basic and diluted.................................        978,812        -            473,308         -
                                                                 ========      ========    ==========        ========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.


       Condensed Consolidated Statement of Stockholders' Equity (Deficit)

                      Nine Months Ended September 30, 1999
                                   (Unaudited)


                                                                                                     Accumulated
                                                                                                     Other         Total
                                                                     Additional                      Compre-    Stockholders'
                                            Preferred      Common      Paid-In      Accumulated      hensive      Equity
                                              Stock        Stock       Capital       Deficit         Income      (Deficit)
                                              -----        -----       -------       -------         ------      ---------

Balance at December 31, 1998................$     -           -             -           (325,082)         -          (325,082)
                                                                                                                    ---------

Comprehensive income:

         Net loss for the nine months ended
           September 30, 1999...............    -             -             -           (769,396)         -          (769,396)

         Net change in unrealized loss on
           securities available for sale, net
           of tax of $8,435.................    -             -             -              -           (13,980)       (13,980)
                                                                                                                   ----------

Comprehensive income........................                                                                         (783,376)
                                                                                                                    ---------

Issuance of common stock (1,017,066
         shares), net of stock issuance
         costs of $455,283..................    -            10,171     9,705,206         -               -         9,715,377
                                             --------        ------     ---------  -------------      --------      ---------

Balance at September 30, 1999...............$    -           10,171     9,705,206     (1,094,478)      (13,980)     8,606,919
                                              ========       ======     =========      =========        ======      =========



















See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.


                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                               -----------------
                                                                                           1999                1998
                                                                                           ----                ----
Cash flows from operating activities:
    Net loss    ..................................................................     $   (769,396)         (191,844)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation..............................................................           42,292            -
        Provision for loan losses.................................................           38,718            -
        Credit for deferred income taxes..........................................         (467,498)         (115,106)
        Increase in accrued interest receivable and
            other assets..........................................................          (21,477)          (28,467)
        (Decrease) increase in accrued interest payable and other
            liabilities...........................................................         (208,658)           19,305
                                                                                        -----------          --------

                Net cash used in operating activities.............................       (1,386,019)         (316,112)
                                                                                         ----------           -------

Cash flows from investing activities:
    Purchases of securities available for sale....................................       (2,000,000)           -
    Net increase in loans.........................................................       (3,847,451)           -
    Net purchases of premises and equipment.......................................         (373,454)         (702,362)
                                                                                        -----------           -------

                Net cash used in investing activities.............................       (6,220,905)         (702,362)
                                                                                         ----------           -------

Cash flows from financing activities:
    Net increase in noninterest-bearing demand,
        savings, NOW and money-market deposits....................................        3,550,969            -
    Net increase in time deposits.................................................          351,023            -
    Net (decrease) increase in borrowings.........................................       (1,615,000)          975,300
    Net proceeds from issuance of common stock....................................        9,715,377             -
                                                                                         ----------           -------

                Net cash provided by financing activities.........................       12,002,369           975,300
                                                                                         ----------           -------

Net increase (decrease) in cash and cash equivalents..............................        4,395,445           (43,174)

Cash and cash equivalents at beginning of period..................................           29,186           114,533
                                                                                       ------------           -------

Cash and cash equivalents at end of period........................................     $  4,424,631            71,359
                                                                                         ==========          ========

Supplemental  disclosures of cash flow information:  Cash paid during the period for:
        Interest..................................................................     $    114,618            15,665
                                                                                         ==========          ========

        Income taxes..............................................................     $        -                -
                                                                                         ==========          ========

    Noncash transaction-
        Accumulated other comprehensive income, net of tax........................     $    (13,980)             -
                                                                                         ==========          ========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.


        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1) Description of Business and Summary of Significant Accounting Policies General. Jacksonville Bancorp, Inc. ("Jacksonville Bancorp") was
        incorporated on October 24, 1997. Jacksonville Bancorp owns 100% of the outstanding common stock of The Jacksonville Bank ("Bank") (collectively, the "Company"). Jacksonville Bancorp's only business is the ownership and operation of the Bank, a Florida state-chartered commercial bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on May 28, 1999, and provides community banking services to businesses and individuals in Jacksonville, Florida.
        Jacksonville Bancorp's fiscal year ends December 31.

        In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 1999, the results of operations for the three- and nine-month periods ended September 30, 1999 and 1998 and cash flows for the nine-month periods ended September 30, 1999 and 1998. The results of operations for the three and nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

     Basis of Presentation. The accompanying condensed consolidated financial statements of the Company include the accounts of both Jacksonville Bancorp and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

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

                                                                     (continued)

                           JACKSONVILLE BANCORP, INC.


   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


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

     Off-Balance-Sheet  Instruments.  In the  ordinary  course of  business  the
         Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, standby letters of credit and unused lines of credit. Such financial instruments are recorded in the financial statements when they are funded.

     Advertising.  The Company expenses all media advertising as incurred.

     LossPer Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. There were no common stock equivalents.

                                                                     (continued)

                           JACKSONVILLE BANCORP, INC.


   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


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

(2) Loan Impairment and Credit Losses. No loans were identified as impaired at September 30, 1999.

     An analysis of the change in the allowance for loan losses follows:

                                                                     Three Months Ended             Nine Months Ended
                                                                       September 30,                  September 30,
                                                                       -------------                  -------------
                                                                    1999           1998            1999          1998
                                                                    ----           ----            ----          ----

               Balance at beginning of period                   $   -              -               -               -
               Provision for loan losses                          38,718           -             38,718            -
                                                                  ------        -------          ------          ----

               Balance at end of period                         $ 38,718           -             38,718            -
                                                                  ======        =======          ======          ====

(3) Regulatory Matters. Banking laws and regulations limit the amount of capital distributions that may be paid by the Bank to Jacksonville Bancorp. The FDIC requires insured banks to maintain certain specified levels of capital.

        Leverage-Capital Ratio. The FDIC requires banks to maintain a minimum leverage-capital ratio of Tier I (as defined) to total assets. The leverage-capital ratio generally ranges from 3% to 5% based on the bank's rating under the regulatory rating system. The Bank's required leverage-capital ratio at September 30, 1999 was 4%.

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

        At September 30, 1999, the Bank was in compliance with all regulatory capital requirements.

                           JACKSONVILLE BANCORP, INC.


                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

             Comparison of September 30, 1999 and December 31, 1998

General

    Jacksonville Bancorp, Inc. ("Jacksonville Bancorp") which was incorporated on October 24, 1997, owns 100% of the outstanding common stock of the Jacksonville Bank ("Bank") (collectively the "Company"). The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on May 28, 1999, and provides community banking services to businesses and individuals in Jacksonville, Florida.

Liquidity and Capital Resources

    The Company's primary source of cash during the nine months ended September 30, 1999 was from the net proceeds from the issuance of common stock of $9.7 million and net deposit inflows of $3.9 million. Cash was used primarily to repay borrowings of $1.6 million, originate loans (net of principal repayments) of $3.8 million and purchase securities of $2.0 million. At September 30, 1999, the Company had outstanding commitments to originate new loans of $2.5 million. It is expected that these requirements will be funded from the sources described above. At September 30, 1999, the Bank exceeded its regulatory liquidity requirements.

Common Stock Offering

    As of September 30, 1999, Jacksonville Bancorp has sold 1,017,066 shares of common stock outstanding. The gross proceeds from the initial public offering which closed on July 30, 1999, was $10,170,660. Jacksonville Bancorp incurred $455,283 in offering expenses, which were deducted from the proceeds received from the sale of common stock.

Results of Operations

General. Net losses for the three and nine months ended September 30, 1999, were $396,289 and $769,396, respectively. The Bank commenced operations on May 28, 1999. As of September 30, 1999, the Bank had not achieved the asset size to operate profitably. The Company incurred certain professional services during its organizational phase which management believes are in excess of future amounts that will be incurred on a recurring basis. A discussion of operating results at September 30, 1999, or for the three and nine months ended September 30, 1999 and 1998 would not be meaningful.

                           JACKSONVILLE BANCORP, INC.


                                Year 2000 Issues


The Company is acutely aware of the many areas affected by the Year 2000 computer issue and has given the Executive Committee of the Board of Directors the responsibility for oversight of the Year 2000 issue. The Company is actively involved in managing the Year 2000 computer challenges, following the guidance provided by its regulatory bodies and documented in the interagency statements issued by the Federal Financial Institutions Examination Council (AFFIEC@). A Year 2000 Technology Plan is in place, which includes multiple phases, tasks to be completed and target dates for completion. Issues addressed therein include awareness, assessment, renovation, validation, implementation, testing and contingency planning.

The Company has received a certification from its main service provider that they are Year 2000 compliant. The Company will routinely upgrade and purchase technology advanced software and hardware on a continual basis. All future purchases and upgrades will be Year 2000 compliant. The Company has determined that the cost of making modifications to correct any Year 2000 issues will not substantially affect reported operating results.

The Company also recognizes the importance of determining if its customers are preparing for the Year 2000 problem. Questionnaires are completed to assess the inherent risks. Customers have received statement stuffers and informational material in this regard. The Company plans to contact, on a one-on-one basis, significant borrowers who have been identified as having high Year 2000 risk exposure. Efforts will continue with regard to informing our customers of the Year 2000 issue.

A Contingency Plan relative to the Year 2000 issue has been developed which addresses a Aworst case scenario.@ The Contingency Plan covers various options for handling interruptions of the internal and external mission critical systems and services. The Company, for example, has developed plans for meeting unusually high demands for cash generated by the publicity surrounding the Year 2000 issue. Management will continuously monitor to incorporate and address various operational elements as needed. Furthermore, the Contingency Plan covers systems which can be handled manually on an interim basis. Should outside service providers not be able to provide compliant systems, the Company will terminate those relationships and transfer to other vendors.

                           JACKSONVILLE BANCORP, INC.



                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K (UPDATE FROM ATTORNEY)

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part, and are hereby incorporated by references of Jacksonville Bancorp, Inc.'s Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on February 9, 1999, Registration No. 333-64815. The exhibit marked by a double asterisk (**) was an exhibit to the June 30, 1999 Form 10-QSB filed with the Securities and Exchange Commission on August 13, 1999.

      Exhibit No.                   Description of Exhibit
      -----------                   ----------------------

        *3.1    Articles of Incorporation of Jacksonville Bancorp, Inc.
        *3.2    Bylaws of Jacksonville Bancorp, Inc.
        *4.1    Specimen Common Stock Certificate
       *10.4    Servicing Agreement with M&I Data Services
      **10.5    Employment Contract Gilbert J. Pomar, III
        27      Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no Form 8-K's filed during the three months ended September 30, 1999.

                           JACKSONVILLE BANCORP, INC.

                           PART II. OTHER INFORMATION




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      JACKSONVILLE BANCORP, INC.
                                                      (Registrant)





Date:  November   , 1999                             By: /s/Price W. Schwenck
      ------------------------------                     ---------------------
                                                         Price W. Schwenck,
                                                         Chief Executive
                                                         Officer and President





Date:  November  , 1999                             By: /s/Cheryl L. Whalen
      -----------------------------                     --------------------
                                                        Cheryl L. Whalen,
                                                        Executive Vice President
                                                        and Chief Financial
                                                        Officer