Form 10KSB
period 1999-12-31
JACKSONVILLE BANCORP INC /FL/
filed 2000-03-28
CIK 1071264

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSMISSION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________

                          Commission File No. 001-14853

                           JACKSONVILLE BANCORP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

Florida                                                    59-3472981
-----------------------------                      ----------------------------
(State or jurisdiction of                              (I.R.S. Employer
incorporation or organization)                       Identification No.)

76 S. Laura Street, Suite 104, Jacksonville, Florida          32202
-----------------------------------------------------    -----------------
  (Address of principal executive offices)                   Zip Code

                    Issuer's telephone number: (904) 421-3040

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

                                 Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $453,251.

The aggregate market value, calculated on the basis of the closing price of such stock on the over-the-counter Bulletin Board of the voting stock held by
nonaffiliates  of  the  Registrant  at  December  31,  1999  was   approximately
$6,394,127.

There were 1,017,066 shares of common stock outstanding at March 10, 2000.

Documents incorporated by reference: The Registrant's 2000 Annual Meeting Proxy Statement is incorporated by reference in this report in Part III, pursuant to Instruction E of Form 10-KSB, except for the information relating to executive officers and key employees. The Company will file its definitive Proxy Statement with the Commission prior to April 29, 2000.

                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
Description                                                          Page Number
--------------------------------------------------------------------------------


                                     PART I
                             ----------------------

ITEM 1. DESCRIPTION OF THE BUSINESS......................................5
 1.0 Forward-Looking Statements..........................................5
 1.1 General.............................................................5
 1.2 Regulation and Supervision..........................................6
 1.3 Market Area and Competition.........................................9
 1.4 Deposits...........................................................10
 1.5 Loan Portfolio.....................................................10
 1.6 Investments........................................................11
 1.7 Employees..........................................................11
 1.8 Data Processing....................................................11


ITEM 2. DESCRIPTION OF THE PROPERTIES...................................12

ITEM 3. LEGAL PROCEEDINGS...............................................12

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............12


                                     PART II
                              ---------------------


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
 MATTERS ...............................................................13

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS............................15

ITEM 7. FINANCIAL STATEMENTS............................................25

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
 ACCOUNTING AND FINANCIAL DISCLOSURE....................................45

                                    PART III
                             ---------------------


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
 PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF
 THE REGISTRANT.........................................................45

ITEM 10. EXECUTIVE COMPENSATION.........................................45

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
 MANAGEMENT.............................................................45

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................45

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.........................46

SIGNATURES..............................................................48


EXHIBITS

                                     PART I
                              ---------------------

ITEM 1.  BUSINESS

         1.0 Forward-Looking Statements

         This report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent the Company's expectations or beliefs, including but not limited to statements concerning the Company's operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", "might", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.

         These  statements  by  their  nature  involve   substantial  risks  and
uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors. The risks and uncertainties and factors affecting actual results include those discussed in this and other Company filings with the Securities and Exchange Commission, including but not limited to (i) the risks associated with new businesses, including initial unplanned lack of profitability, greater than usual financial sensitivity to adverse economic conditions, and the potential inability to raise additional capital when needed, (ii) general economic and political conditions, both domestic and international, and governmental monetary policies, (iii) competitive conditions in the Florida and Jacksonville banking markets, (iv) changes in legislation and banking regulatory policy, including bank deregulation and interstate expansion, which could adversely affect the banking industry, (v) the ability of the Company to attract and retain talented and experienced senior management and employees, (vi) changes in the interest rate environment; (vii) the Company's ability to attract deposits and make loans on favorable terms, (viii) the Company's ability to minimize credit risk and nonperforming assets; (ix) the Company's ability to forecast revenues and timely reduce operating expenses; and (x) the pace of technological change in the banking and financial industry and the Company's capacity to adapt to such technological changes.

          1.1      General

         Jacksonville Bancorp, Inc. (the "Company") was incorporated under the laws of the State of Florida on October 24, 1997, for the purpose of organizing The Jacksonville Bank (the "Bank") and purchasing 100% of the outstanding capital stock of the Bank. The Company's only business is the ownership and operation of the Bank. The Company's fiscal year ends December 31. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank opened for business on May 28, 1999 and provides a variety of community banking services to businesses and individuals in Jacksonville, Florida.

         The Bank provides a variety of competitive banking services, including Internet banking. In order to compete with the financial institutions in the market, the Bank uses its independent status to the fullest extent. This includes an emphasis on specialized services for the small business owner and professional and personal contacts by the officers, directors and employees of the Bank. Loan participations are arranged for customers whose loan demands exceed the Bank's lending limits.

         Substantial consolidation of the Florida banking market has occurred since the early 1980's. According to the Federal Deposit Insurance Corporation (the "FDIC"), the number of commercial banking entities operating in Florida declined from approximately 550 as of December 31, 1980, to approximately 200 as of June 30, 1998, or approximately 64% over the 17 year period. Management believes Florida has been particularly attractive to regional bank holding companies because it is the fourth largest state in the country in terms of total population (14.7 million) and is among the ten fastest growing states in the country (approximately 2% annually). As more out-of-state bank holding companies enter the Florida market, the Company believes that the number of depository institutions headquartered and operating in Florida will continue to decline. The recent consolidation also has dislocated qualified banking professionals who have strong ties to, and an understanding of, their local markets. The Bank concentrates its marketing effort on the advantages of local ownership and management, as well as, fiscal responsibility, personal service and customer relations at the local level. The Bank's marketing program is directed primarily towards small and medium-size businesses (annual sales up to $20 million), professional firms and active affluent consumers. Particular emphasis is placed on building personal face-to-face relationships. The Bank's management and business development teams have extensive experience with individuals and companies within these targeted market segments in the Jacksonville area. Based on their experience, management believes the Bank will be effective in gaining market share in a banking environment generally characterized by a high level of customer discontent.

         1.2 Regulation and Supervision

         The Bank and the Company operate in a highly regulated environment, and statute, regulation and administrative policies govern their business activities. The business activities of the Bank and the Company are supervised by a number of regulatory agencies, including the Federal Reserve Board of Governors (the "Federal Reserve"), the Florida Department of Banking and Finance ("Department") and the FDIC.

         The Company is regulated by the Federal Reserve under the Federal Bank Holding Company Act, which requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve (pursuant to regulation and published policy statement) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve policy, the Company may be required to provide financial support for a subsidiary bank at a time when, absent such Federal Reserve policy, the Company may not deem it advisable to provide such assistance.

         A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies.

         As a state bank and a subsidiary of the Company, the Bank is subject to the supervision of the Department and the FDIC and the Federal Reserve. With respect to expansion, the Bank may establish branch offices anywhere within the State of Florida. The Bank is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

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

         The Bank and the Company are subject to regulatory capital requirements imposed by the Federal Reserve, the FDIC and the Department. Both the Federal Reserve and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have capital equivalent to 8% of risk-weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one-to-four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

         At December 31, 1999, the Bank's total risk-based capital and Tier 1 ratio were 58.1% and 57.3%, respectively.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (or FDICIA), created five "capital categories" ("well capitalized, "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, an entity controlling a bank (i.e., the holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets at the time it became undercapitalized or the amount which is necessary to bring the institution into compliance with all capital standards. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         The FDICIA required each federal banking agency to prescribe for all insured depository institutions and their holding companies standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies were required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or the depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency was required to prescribe standards for employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement a plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and until corrected, may impose restrictions on the institution or the holding company including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA.

         In response to the directive issued under the Act, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                              Total Risk-Based          Tier 1 Risk-Based        Tier 1 Leverage
                                              Capital Ratio             Capital Ratio            Ratio

Well capitalized (1)                          10%                       6%                       5%
Adequately capitalized (1)                    8%                        4%                       4%(2)
Under capitalized (3)                         less than 8%              less than 4%             less than 4%
Significantly Undercapitalized (3)            less than 6%              less than 3%             less than 3%
Critically Undercapitalized                    ---                       ---                     less than 2%

(1)  An institution must meet all three minimums.

(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

(3) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

Under these capital categories, the Company is classified as well-capitalized.

         The Act also provided that banks must meet safety and soundness standards. In order to comply with the Act, the Federal Reserve and the FDIC adopted a final Rule which institutes guidelines defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation. Both the capital standards and the safety and soundness standards which the Act implements were designed to bolster and protect the deposit insurance fund.

         As a state bank, the Bank is subject to examination and review by the Department. The Bank submits to the FDIC quarterly reports of condition, as well as such additional reports as may be required by the state banking laws which are also reviewed by the Department.

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

         As a bank holding company, the Company is required to file with the Federal Reserve an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve may require pursuant to the Act. The Federal Reserve may also make examinations of the Company and each of its subsidiaries.

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

         Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. Accordingly, the scope of regulation and permissible activities of the Bank and the Company is subject to change by future federal and state legislation or regulation.

         1.3 Market Area and Competition

         The Bank's primary market area is all of Duval County (including primarily the Southside, Arlington, Mandarin, Beaches and Downtown areas of Jacksonville). Jacksonville is the largest city in the United States as measured by land area. Jacksonville is home to the Jacksonville Jaguars, one of the newest NFL franchises and is the corporate headquarters to a number of regional and national companies. Duval County has a strong commercial and industrial base which has been steadily expanding in recent years.

         In its January, 1999 issue, Expansion Management Magazine rated Jacksonville as the "Number One" city in America in terms of business climate, quality and availability of workers, taxes, incentives, and quality of life.

         Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects such bank's loan activities and general growth. Primary methods of competition include interest rates on deposits and loans, service charges on deposit accounts, the availability of unique financial services products, a high level of personal service, and personal relationships between Bank officers and Bank customers. The Bank will be competing with financial institutions which have much greater financial resources than the Bank, and which may be able to offer more services and unique services and possibly better terms to their customers. The Directors and management, however, believe that the Bank will be able to attract sufficient deposits to enable the Bank to compete effectively with other area financial institutions.

         The Bank is in competition with existing area financial institutions other than commercial banks and thrift institutions, including insurance companies, consumer finance companies, brokerage houses, mortgage banking companies, credit unions and other business entities which target traditional banking markets. Due to the growth of the Jacksonville area, it can be anticipated that significant competition will continue from existing, as well as, new entrants to the market.

         1.4 Deposits

         The Bank offers a wide range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, regular interest-bearing statement savings accounts and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits will primarily be residents, businesses and employees of businesses within the Bank's primary market areas, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank intends to pay competitive interest rates on time and savings deposits. In addition, the Bank's service charge fee schedule is competitive with other financial institutions in the Bank's primary market areas covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts and returned check charges. The Bank is part of the Star and Cirrus ATM networks.

         1.5 Loan Portfolio

         The Bank serves the financing needs of the Jacksonville community by offering a variety of different loan products. Commercial loans include both collateralized and uncollateralized loans for working capital (including inventory and receivables), business expansion (including real estate acquisitions and improvements), and purchase of equipment and machinery. Consumer loans include collateralized and uncollateralized loans for financing automobiles, boats, home improvements, and personal investments. The Bank primarily enters into lending arrangements for its loans with individuals who are familiar to management and who are residents of the Bank's primary market areas.

         The Bank's Board of Directors has adopted certain policies and procedures to guide individual loan officers in carrying out the lending function of the Bank. The Board of Directors has formed a Director's Loan Committee and appointed six directors (including Directors Price Schwenck and Gilbert J. Pomar, III) to provide the following oversight: (a) insure compliance with the Bank's loan policy, procedures and guidelines; (b) approve loans above an aggregate amount of $500,000 to any entity or related entities; (c) recommend lending authority for individual officers to the Board of Directors; (d) monitor the Bank's loan review systems; and (e) review the adequacy of the Bank's loan loss reserve.

         The Board of Directors realizes that occasionally loans need to be made which fall outside the specific policy guidelines. Consequently, the Bank's CEO has the authority to make certain policy exceptions to loans up to $500,000. Policy exceptions on loans greater than $500,000 must be approved by the Director's Loan Committee and, additionally, the Board of Directors reviews all loans and all policy exceptions at its regularly scheduled monthly meetings. An outside independent auditor also evaluates the quality of the loans being made by the Bank and determines if they are being made in accordance with the guidelines established by the Bank's Board of Directors.

         Management recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan, as well as general economic conditions. Management intends to maintain an adequate allowance for loan losses based on, among other things, industry standards, management's experience, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. The Bank follows a conservative lending policy, but one which permits prudent risks to assist businesses and consumers primarily in the Bank's primary market areas. Interest rates vary depending on the cost of funds to the Bank, the loan maturity, and the degree of risk. Whenever possible, interest rates are adjustable with fluctuations in the "prime" rate. The long-term target loan-to-deposit ratio is approximately 89%. Management believes this ratio meets the credit needs of customers while allowing prudent liquidity through the investment portfolio.

         The Bank's commercial loans are primarily underwritten on the basis of the borrowers' ability to service such debt from income. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, or other chattel although such loans may also be made on an uncollateralized basis. Collateralized working capital loans primarily are collateralized by short-term assets whereas long-term loans are primarily collateralized by long-term assets.

         Consumer loans made by the Bank include automobiles, recreation vehicles, boats, second mortgages, home improvements, home equity lines of credit, personal (collateralized and uncollateralized) and deposit account collateralized loans. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower, the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made based on up to a ten-year amortization schedule but which become due and payable in full and are generally refinanced in 36 to 60 months.

         1.6 Investments

         The primary objective of the Bank's investment portfolio is to develop a mixture of investments with maturities and compositions so as to earn an acceptable rate of return while meeting the liquidity requirements of the Bank. This is accomplished by matching the maturity of assets with liabilities to the greatest extent possible.

         The Bank invests primarily in obligations guaranteed by the U.S. government and government sponsored agencies. The Bank also enters into federal funds transactions through its principal correspondent banks and anticipates that it will be a net seller of funds. All investments with a maturity in excess of one year are generally readily salable on the open market.

         1.7 Employees

         As of December 31, 1999, the Bank and the Company had 19 full-time employees.

         1.8 Data Processing

         The Bank currently has an agreement with M&I Data Services to provide its core processing and certain customer products. The Company believes that M&I Data Services will be able to provide state-of-the-art data processing and customer service-related processing at a competitive price to support the Company's future growth.

ITEM 2     PROPERTIES

         The Company leases 5,000 square feet of office space for its headquarters in downtown Jacksonville. The five year lease calls for rent of $18 per square foot including common area maintenance fees and is subject to annual rent increases of 4%.

         On June 11, 1998, the Company purchased branch office quarters located at 10325 San Jose Boulevard, Jacksonville, Florida and expanded the location from 2,777 square feet to 3,015 square feet, with three drive-through teller stations. The purchase price was $587,500 and the cost of renovation was approximately $500,000.

         On April 23, 1998, the Company entered into a lease agreement to lease the Bank's temporary quarters at 13245 Atlantic Boulevard, Suite 5, Jacksonville, Florida 32225. The five year lease calls for rent of $1,864 per month plus common area maintenance fees.

         On January 28, 2000, the Company purchased land to relocate its branch on Atlantic Boulevard at Girven Road for a purchase price of $600,000. The construction of the free-standing branch is under contract for $521,750 and is expected to be completed by June 15, 2000.

ITEM 3    LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Bank or the Company is a party of which any of their properties are subject; nor are there material proceedings known to the Bank to be contemplated by any governmental authority; nor are there material proceedings known to the Bank, pending or contemplated, in which any director, officer, affiliate or any principal security holder of the Bank or the Company, or any associate of any of the foregoing is a party or has an interest adverse to the Bank or the Company.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS

None.

EXECUTIVE OFFICERS

         Cheryl L. Whalen, age 38, is the Executive President and Chief Financial Officer for the Company and the Bank. From March 1990 until March 1999, Ms. Whalen was with the O'Neil Companies and Merchants and Southern Bank in Gainesville, Florida; initially as Senior Vice President and Cashier, and later as Executive Vice President and Chief Financial Officer. Ms. Whalen has a Certified Internal Auditor designation and is a graduate of Florida State University, where she received her Bachelor of Science Degree in Accounting.

         Scott M. Hall, age 35, is Senior Vice President and Senior Loan Officer of Commercial Banking. Mr. Hall has 13 years of experience in the financial services industry. Prior to joining the Bank, he was employed with First Union National Bank of Jacksonville for 8 years as Vice President/Commercial Banking Relationship Manager. His community activities include the Jacksonville Chamber of Commerce and Habitat for Humanity, and he is a member of the Clay County General Government Committee. Mr. Hall is a graduate of the University of North Florida, where he received his Bachelors of Business Administration Degree in Finance.

                                     PART II
                              -----------------------

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS
          MATTERS

         The Company's common stock, $.01 par value (the "Common Stock") began trading on the over-the-counter Bulletin Board on September 13, 1999 at $10.50 per share.

         The following shows the high and low bid prices as reported on the over-the-counter Bulletin Board for each quarter since September 13, 1999. The prices quoted reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                    High                               Low
Third Quarter 1999                  $10.50                             $10
Fourth Quarter 1999                 $10.50                             $8 5/8

         The total number of holders of record of Common Stock as of March 10, 2000 was approximately 250. The Common Stock closed at $10.50 on that date.

         Due to the fact that the Company and the Bank are both start-up operations, it is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the successful operations of the Company and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

         The Company's ability to pay dividends on the Common Stock depends significantly on the ability of the Bank to pay dividends to the Company in amounts sufficient to service its obligations. Such obligations may include an obligation to make any payments with respect to securities issued in the future which have an equal or greater dividend preference to the Bank's common stock. The Company may also issue additional capital stock or incur indebtedness.

         In addition, the Bank will be restricted in its ability to make capital distributions to the Company under Florida banking laws and by regulations of the Department. All dividends must be paid out of current net profits then on hand plus retained net profits of the preceding two years, after deducting bad debts, depreciation and other worthless assets, and after making provision for reasonably anticipated future losses on loans and other assets. A state bank may not declare a dividend which would cause the capital accounts of a bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Department or any Federal regulatory agency.

         On February 9, 1999, the Company commenced its initial public offering for a minimum of 800,000 shares and a maximum of 1,500,000 shares of Common Stock. The shares of Common Stock sold in the Offering were registered under the Securities Act of 1933, as amended (the "Securities Act"), on a Registration Statement on Form SB-2, which was declared effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815 (the "Registration Statement"). The Company registered 1,500,000 shares under the Registration Statement. The Company engaged Keefe, Bruyette & Woods, Inc. ("KBW"), registered broker-dealer, to act as sales agent to the Company with respect to the Offering. KBW agreed to use its best efforts to solicit subscriptions and purchase orders for shares of Common Stock in the offering. Neither KBW nor any selected broker-dealer had any obligation to take or purchase any shares of Common Stock in the offering.

         The Company sold 1,017,066 shares during 1999 for an aggregate of $10.2 million. The price per share was $10. The offering closed on July 30, 1999 and the remaining shares were deregistered. The Company incurred offering costs of $455,283 consisting of the actual expenses incurred and shown on the table below. After deducting the offering costs, the net proceeds to the Company were $9,715,377.

                  SEC registration fee                                $    4,425
                  Financial Advisor Fees                              $   15,000
                  Sales Agent Payments                                $  284,191
                  Printing and engraving expenses                     $   46,291
                  Escrow fees                                         $    2,500
                  Blue Sky registration                               $   14,542
                  Legal fees and expenses                             $   53,107
                  Accounting fees and expenses                        $   23,811
                  Miscellaneous                                       $   11,416
                                                                     -----------
                  Total                                               $  455,283

         Part of the proceeds were used to pay an advisory fee of $150,000 plus expenses, to McAllen Capital Partners, Inc. This is in addition to the $15,000 of Financial Advisor Fees, as indicated above. John W. Rose, who is a Director of the Company, is the President of McAllen Capital Partners, Inc.

         During the period from the effectiveness of the Registration Statement until December 31, 1999, the Company initially used the proceeds from the offering as shown in the following table:

         Repayment of Debt Incurred in Organization                $ 2,059,000
         Purchase of common stock of Bank                          $ 6,612,298
         Reimbursement from Bank for Fixed Assets Purchased       ($ 1,319,097)
         Offering Expenses                                         $   455,283
         Cash, investments and other assets                        $ 2,363,176
                                                                  --------------
                  Total uses of capital                            $10,170,660

         The Organization expenses include repayment of a revolving line of credit of $450,000 at an interest rate of Prime minus 1% percent, a promissory note payable to a Director of $150,000 at an interest rate of 8.5% and an unsecured line of credit from Columbus Bank and Trust Company for $134,000. On July 11, 1998, the Company borrowed $625,000 for the acquisition of the Bank's office on San Jose Boulevard; $450,000 on December 1, 1998, to renovate such office, and $250,000 on October 5, 1998, for the purpose of purchasing equipment, furniture and fixtures. These loans matured March 24, 1999, March 24, 1999, and February 16, 1999, respectively, and required interest-only payments until maturity. The primary use of these funds was to lend money to customers of the Bank and for income producing investments. Any working capital not invested in commercial loans is maintained in cash, over-night repurchase agreements and/or short-term liquid investments which are the obligations of the U.S. Treasury. The income from loans and investments have been used to pay general operating expenses of the Bank. To the extent that income from the Bank's operations is insufficient to pay operating expenses, operating expenses will be paid from the liquidation of investments.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                             SELECTED FINANCIAL DATA

                   At December 31, or for the Year then Ended
                (Dollars in thousands, except per share figures)



                                                                                                1999            1998
                                                                                         -----------     -----------
At Year End:

Cash and cash equivalents ............................................................   $     1,479              29
Securities ...........................................................................         2,005            --
Loans, net ...........................................................................         7,968            --
All other assets .....................................................................         3,116           1,602
                                                                                         -----------     -----------

         Total assets ................................................................   $    14,568           1,631
                                                                                         ===========     ===========

Deposit accounts .....................................................................         6,012            --
All other liabilities ................................................................           317           1,956
Stockholders' equity (deficit) .......................................................         8,239            (325)
                                                                                         -----------     -----------

         Total liabilities and stockholders' equity ..................................   $    14,568           1,631
                                                                                         ===========     ===========

For the Year:

Total interest income ................................................................           398               2
Total interest expense ...............................................................           102              30
                                                                                         -----------     -----------

Net interest income (expense) ........................................................           296             (28)
Provision for loan losses ............................................................            81            --
                                                                                         -----------     -----------

Net interest income (expense) after provision for loan losses ........................           215             (28)
                                                                                         -----------     -----------

Noninterest income ...................................................................            55              26
Noninterest expenses .................................................................         2,078             458
                                                                                         -----------     -----------

Loss before income tax benefit .......................................................        (1,808)           (460)
Income tax benefit ...................................................................          (685)           (173)
                                                                                         -----------     -----------

Net loss .............................................................................   $    (1,123)            287
                                                                                         ===========     ===========

Basic and diluted loss per share .....................................................   $     (1.84)           --
                                                                                         ===========     ===========


Ratios and Other Data:

Return on average assets .............................................................        (12.35)%          --
Return on average equity .............................................................        (20.26)%          --
Average equity to average assets .....................................................         60.96%           --
Interest-rate spread during the period ...............................................          1.46%           --
Net yield on average interest-earning assets .........................................          4.90%           --
Noninterest expenses to average assets ...............................................         22.87%           --
Ratio of average interest-earning assets to average
         interest-bearing liabilities ................................................          3.04            --
Nonperforming loans and foreclosed real estate as a percentage of
         total assets at end of year .................................................          --              --
Allowance for credit losses as a percentage
         of total loans at end of year ...............................................          1.00%           --
Total number of banking offices ......................................................             3            --
Total shares outstanding at end of year (1) ..........................................     1,017,066            --
Book value per share at end of year ..................................................   $      8.10            --


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Years Ended December 31, 1999 and 1998


                                     General

Jacksonville Bancorp, Inc. (the "Holding Company") was incorporated on October 24, 1997. The Holding Company owns 100% of the outstanding common stock of The Jacksonville Bank (the "Bank") (collectively, the "Company"). The Holding Company was organized simultaneously with the Bank and its primary business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the FDIC . The Bank opened for business on May 28, 1999, and provides a variety of community banking services to businesses and individuals in Duval County, Florida.

                         Liquidity and Capital Resources

A state-chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts subject to certain restrictions. The reserve may consist of cash-on-hand, demand deposits due from correspondent banks, and other investments and short-term marketable securities. At December 31, 1999, the Bank exceeded its regulatory liquidity requirements.

The Company's primary source of cash during the year ended December 31, 1999 was from net deposit inflows of $6.0 million and net proceeds from the sale of its common stock of $9.7 million. Cash was used primarily to originate loans and purchase securities. At December 31, 1999, the Company had outstanding commitments to originate loans totaling $3.3 million and commitments to borrowers for available lines of credit totaling $2.9 million.

                           Regulation and Legislation

As a state-chartered commercial bank, the Bank is subject to extensive regulation by the Department and the FDIC. The Bank files reports with the Department and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Department and the FDIC to monitor the Bank's compliance with the various regulatory requirements. The Holding Company and the Bank, as a wholly-owned subsidiary, are also subject to regulation and examination by the Federal Reserve Board of Governors.

                              Year 2000 Compliance

The Company's operating and financial systems have been found to be compliant; the "Y2K Problem" has not adversely affected the Company's operations nor does management expect that it will. The Company did not spend any significant amount of money during 1999 to ensure that its systems were Y2K compliant, other than time spent by salaried employees working on Y2K issues.

                                   Credit Risk

The Company's primary business is making commercial, business, consumer, and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond the control of the Company. While the Company has instituted underwriting guidelines and credit review procedures to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 1999, the Company had no nonperforming assets or loans delinquent 90 days or more, and has no charge-off experience.

The following table presents information regarding the Company's total allowance for losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

                                           At December 31, 1999
                                                        Loans
                                                         To
                                                        Total
                                             Amount     Loans

Commercial real estate loans ..............   $26        32.4%
Residential real estate loans .............    26        31.8
Commercial loans ..........................    21        26.0
Consumer and other loans ..................     8         9.8
                                              ---      ------

Total allowance for loan losses ...........   $81       100.0%
                                              ===      ======

Allowance for credit losses as a percentage
   of the total loans outstanding .........  1.00%
                                            ======

                           Loan Portfolio Composition

Commercial real estate loans comprise the largest group of loans in the Company's portfolio amounting to $2.6 million, or 32.4% of the total loan portfolio as of December 31, 1999. Residential real estate loans comprise the second largest group of loans in the Company's loan portfolio, amounting to $2.5 million or 31.5% of the total loan portfolio as of December 31, 1999. As of December 31, 1999, commercial loans amounted to $2.1 million or 26.3% of the total loan portfolio. The following table sets forth the composition of the Company's loan portfolio:

                                                           At December 31, 1999
                                                                         % of
                                                            Amount       Total
                                                           -------       -----
                                                            ($ in thousands)

Commercial real estate ................................   $ 2,613        32.4%
Residential real estate ...............................     2,567        31.8
Commercial ............................................     2,092        26.0
Consumer ..............................................       788         9.8
                                                          -------       -----

                                                            8,060       100.0%
                                                                        =====

Less:
Allowance for loan losses .............................       (81)
Net deferred fees .....................................       (11)
                                                            -----

Loans, net ............................................   $ 7,968
                                                            =====

                                   Securities

The securities portfolio is comprised of U.S. Government agency securities and a State of Israel Bond. According to Financial Accounting Standards No. 115, the securities portfolio is categorized as either "held to maturity", "available for sale" or "trading". Securities held to maturity represent those securities which the Company has the positive intent and ability to hold to maturity. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from operations and reported in other comprehensive income (loss). Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. At December 31, 1999, the Company had no securities categorized as trading.

The following table sets forth the amortized costs and fair value of the Company's securities portfolio:

                                                    At December 31, 1999
                                                   Amortized        Fair
                                                     Cost           Value
     Securities available for sale-
         U.S. Government agency securities..    $  2,000,000     1,955,221
                                                   =========     =========

     Security held to maturity-
         State of Israel Bond......             $    50,000        50,000
                                                   =========     ==========

The following table sets forth, by maturity distribution, certain information pertaining to the securities (dollars in thousands):

                                       Available for Sale      Held to Maturity
                                      Carrying    Average  Carrying      Average
                                        Value     Yield     Value         Yield

Due after one year through five years   $1,476     6.4%     $  -          -- %
Due after five through ten years ....       --      --        50         7.5
Due after ten years .................      479     7.7         -          --
                                          ----               ---

    Total ...........................   $1,955     6.7%     $ 50         7.5%
                                         =====     ====      ===         ===


                         Regulatory Capital Requirements

The Bank is required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders' equity. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as each of such terms is defined in the regulations). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.


                                                                                                         To Be Well
                                                                                                         Capitalized
                                                                                        Minimum          for Purposes
                                                                                       For Capital       of Prompt and
                                                                  Actual            Adequacy Purposes:   Corrective Action
                                                             Amount      %            Amount     %       Amount     %
                                                             ------     ---           ------    ---      ------   ----
                                                                                (dollars in thousands)
Total capital (to Risk-
Weighted Assets) ...............................           $  6,102     58.1%        $  840     8.0%    $1,050     10.0%
Tier I Capital (to Risk-
Weighted Assets) ...............................              6,022     57.3            420     4.0        630      6.0
Tier I Capital
(to Average Assets) ............................              6,022     46.2            521     4.0        651      5.0

                                   Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest-rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 7 of Notes to Consolidated Financial Statements.

The Company's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest-rate risk. However, a sudden and substantial change in interest rates may adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.

                           Asset - Liability Structure

As part of its asset and liability management, the Company has emphasized establishing and implementing internal asset-liability decision processes, as well as communications and control procedures to aid in managing the Company's earnings. Management believes that these processes and procedures provide the Company with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest-rate guidelines which should result in tighter controls and less exposure to interest-rate risk.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as rate sensitive assets less rate sensitive liabilities as a percentage of total assets. A gap is considered positive when the amount of interest-rate sensitive assets exceeds interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

In order to minimize the potential for adverse effects of material and prolonged changes in interest rates on the results of operations, the Company's management continues to monitor asset and liability management policies to better match the maturities and repricing terms of its interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing the origination of adjustable-rate loans; (ii) maintaining a stable core deposit base; and (iii) maintaining a significant portion of liquid assets (cash and short-term securities).

The following table sets forth certain information relating to the Company's interest-earning assets and interest-bearing liabilities at December 31, 1999 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

                                                    More
                                                    Than       More
                                         Less       Three     Than Six    More
                                         Than       Months     Months    Than One     More Than     Over
                                        Three       to Six     to One    Year to      Five Years    Ten
                                         Months     Months     Year      Five Years  to Ten Years   Years     Total
                                        -------     ------    -------    ----------  ------------  ------   -------
Loans (1):
    Variable rate ....................   $4,190         --       211        --           --           --       4,401
    Fixed rate .......................       67         79       174     1,985          839          515       3,659
                                         ------     ------    ------    ------       ------       ------      ------

         Total loans .................    4,257        79        385     1,985          839          515       8,060

Federal funds sold ...................       32        --         --        --           --           --          32
Securities (2) .......................       --        --         --     1,476           50          479       2,005
                                         ------     ------    ------    ------       ------       ------      ------

         Total rate-sensitive assets .    4,289        79        385     3,461          889          994      10,097
                                         ------     ------    ------    ------       ------       ------      ------

Deposit accounts (3):
    Savings and NOW deposits .........      849        --         --        --           --           --         849
    Money market deposits ............    2,689        --         --        --           --           --       2,689
    Time deposits ....................      121       249         54         7           --           --         431
                                         ------     ------    ------    ------       ------       ------      ------

         Total rate-sensitive
             liabilities .............    3,659       249         54         7           --           --       3,969
                                         ======     ======    ======    ======       ======       ======      ======

GAP repricing differences ............   $  630      (170)       331     3,454          889          994       6,128
                                         ======     ======    ======    ======       ======       ======      ======

Cumulative GAP .......................      630       460        791     4,245        5,134        6,128
                                         ======     ======    ======    ======       ======       ======

Cumulative GAP/total assets ..........      4.3%      3.2%       5.4%     29.1%        35.2%        42.1%
                                         ======     ======    ======    ======       ======       ======



(1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayment, according to their maturities.
(2) Securities are scheduled through the maturity dates.
(3) Money-market, NOW, and savings deposits are regarded as ready accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

The following table reflects the contractual principal repayments by period of the Company's loan portfolio at December 31, 1999 (in thousands):


                                                Commercial
                                                    Real   Residential
Years Ending                                       Estate   Mortgage   Commercial Consumer
December 31,                                        Loans    Loans     Loans      Loans  Total

  2000 ........................................   $  629       24      1,434      328    2,415
  2001 ........................................      235       29       --        112      376
  2002 ........................................      296       31       --        193      520
  2003 ........................................      194       33       --         73      300
  2004 ........................................      420       33        634       41    1,128
  2005-2009 ...................................      713    1,831       --         41    2,555
  2010 and beyond .............................      126      586         54       --      766
                                                  ------   ------   --------   ------   ------

  Total .......................................   $2,613    2,567      2,092      788    8,060
                                                  ======   ======   ========   ======   ======

Of the $5.6 million of loans due after 2000, 59% of such loans have fixed interest rates and 41% have adjustable interest rates.

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms due to prepayments. In addition, due-on-sale clauses on loans generally give the Company the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.

Origination, Sale and Repayment of Loans. The Company generally originates loans in its primary geographical lending area in Northeast Florida. The following table sets forth total loans originated and repaid:

                                                                  Year Ended
                                                              December 31, 1999
                                                                 (in thousands)
      Originations:
         Commercial loans..........................                  $ 5,171
         Commercial real estate loans..............                    2,617
         Residential mortgage loans................                    3,320
         Consumer loans............................                    1,078
                                                                      ------

             Total loans originated................                   12,186

         Less -
         Principal reductions......................                    4,126
                                                                      ------

         Increase in total loans...................                 $  8,060
                                                                      ======

                       Deposits and Other Sources of Funds

General. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits at less than projected levels.

Deposits. Deposits are attracted principally from the Company's primary geographic market areas in Duval County, Florida. The Company offers a broad selection of deposit instruments including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificate accounts and retirement savings plans (such as IRA accounts). Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.

The Company has emphasized commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits.

Management sets the deposit interest rates weekly based on a review of deposit flows for the previous week and a survey of rates among competitors and other financial institutions in Florida.

The following table shows the distribution of, and certain other information relating to, the Company's deposit accounts by type (dollars in thousands):

                                                                                                        At December 31, 1999
                                                                                                                     % of
                                                                                                           Amount  Deposits

Demand deposits ........................................................................................   $2,043      34.0%
Savings and NOW deposits ...............................................................................      849      14.1
Money-market deposits ..................................................................................    2,689      44.7
                                                                                                           ------     -----

         Subtotal ......................................................................................    5,581      92.8
                                                                                                           ------     -----

Certificate of deposits:
         3.00% - 3.99% .................................................................................       75       1.3
         4.00% - 4.99% .................................................................................      161       2.7
         5.00% - 5.99% .................................................................................      195       3.2
                                                                                                           ------     -----

Total certificates of deposit (1)  .....................................................................      431       7.2
                                                                                                           ------     -----

Total deposits .........................................................................................   $6,012     100.0%
                                                                                                           ======     =====


     (1) Includes individual retirement accounts ("IRAs") totaling $67 at December 31, 1999, all of which are in the form of certificates of deposit.


Jumbo certificates ($100,000 and over) mature as follows (in thousands):

                                                           At December 31, 1999

         Due over three months to six months...                       100
                                                                      ---
                                                                    $ 100
                                                                      ===

                              Results of Operations

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition, the Company's net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of its noninterest income, and its noninterest expenses, such as salaries and employee benefits, occupancy and equipment costs and income taxes.

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest rate spread;
(v) net interest margin. Average balances are based on average daily balances.

                                                                                                   1999
                                                                                                 Interest  Average
                                                                                       Average     and      Yield/
                                                                                       Balance   Dividends   Rate
Interest-earning assets:
     Loans ..........................................................................  $1,696       158      9.32%
     Securities .....................................................................   1,024        68      6.64
     Other interest-earning assets (1) ..............................................   3,320       172      5.18
                                                                                       ------      ----

         Total interest-earning assets ..............................................   6,040       398      6.59
                                                                                                   ----

Noninterest-earning assets ..........................................................   3,051
                                                                                       ------

         Total assets ...............................................................  $9,091
                                                                                       ======

Interest-bearing liabilities:
     Savings and NOW deposits .......................................................     359        10      2.79
     Money market deposits ..........................................................     896        38      4.24
     Time deposits ..................................................................     194         9      4.64
     Other borrowings ...............................................................     538        45      8.36
                                                                                       ------      ----

         Total interest-bearing liabilities .........................................   1,987       102      5.13
                                                                                                   ----

Noninterest-bearing deposits ........................................................    1,327
Noninterest-bearing liabilities .....................................................      235
Stockholders' equity ................................................................    5,542
                                                                                        ------

         Total liabilities and
           stockholders' equity .....................................................   $9,091
                                                                                        ======

Net interest/dividend income ........................................................            $  296
                                                                                                   ====

Interest-rate spread (2) ............................................................                        1.46%
                                                                                                             ====

Net interest margin (3) .............................................................                        4.90%
                                                                                                             ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities ...........................................     3.04
                                                                                          ====


(1)  Includes interest-bearing deposits and federal funds sold.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

Years Ended December 31, 1999

     General. Net loss for the year ended December 31, 1999 was $1,123,333 or $1.84 per basic and diluted share. During the year ended December 31, 1999, the Bank had not achieved the average asset size necessary to operate profitably.

     Interest Income and Expense. Interest income totaled $398,003 for the year ended December 31, 1999. Interest earned on loans was $158,145. The average loan portfolio balance for the year ended December 31, 1999 was $1.7 million and the weighted average yield was 9.32%.

         Interest on securities was $67,714. The average investment securities portfolio was $1.0 million with a weighted-average yield of 6.64%. Interest on federal funds sold and deposits in banks totaled $172,144. The average balance of these assets was $3.3 million with a weighted average yield of 5.18%.

         Interest expense on deposit accounts amounted to $57,319 for the year ended December 31, 1999. The weighted-average cost of interest-earning deposits was 3.9%. Interest on other borrowings amounted to $44,876 for the year ended December 31, 1999 and the weighted-average cost of other borrowings was 8.36%.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the year ended December 31, 1999 was $80,485. Management believes that the allowance for loan of $80,485 at December 31, 1999 is adequate.

     Other  Expense.  Other  expense  totaled  $2,078,727  for the year ended
         December 31, 1999. Compensation and benefits was the largest, amounting to $1,034,396.

     Income Taxes. The Company recognized an income tax benefit as well as a deferred tax asset because management believes it is more likely than not the Company will be able to generate taxable income in the future to offset these amounts.

                     Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Bank's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

                         Future Accounting Requirements

SFAS 133 - Accounting for Derivative Investments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt this SFAS January 1, 2001. Management does not anticipate that this SFAS will have a material impact on the Company.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                          Independent Auditors' Report



Board of Directors
Jacksonville Bancorp, Inc.
Jacksonville, Florida:

         We have audited the accompanying consolidated balance sheets of Jacksonville Bancorp, Inc. and Subsidiary (the "Company") at December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
February 25, 2000

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets


                                                                                        December 31,
                                                                                   1999            1998
                                                                                ---------         -------
    Assets

Cash and due from banks ..................................................   $  1,446,648          29,186
Federal funds sold .......................................................         32,000            --
                                                                                ---------         -------

              Total cash and cash equivalents ............................      1,478,648          29,186

Securities available for sale ............................................      1,955,221            --
Securities held to maturity ..............................................         50,000            --
Loans, net of allowance for loan losses of $80,485 .......................      7,967,853            --
Accrued interest receivable ..............................................        104,288            --
Premises and equipment, net ..............................................      1,996,782       1,334,288
Deferred income taxes ....................................................        874,167         172,494
Other assets .............................................................        141,308          95,293
                                                                                ---------         -------

              Total assets ...............................................   $ 14,568,267       1,631,261
                                                                               ==========         =======

    Liabilities and Stockholders' Equity (Deficit)

Liabilities:
    Noninterest-bearing demand deposits ..................................      2,042,688            --
    Savings and NOW deposits .............................................        849,496            --
    Money-market deposits ................................................      2,689,388            --
    Time deposits ........................................................        430,758            --
                                                                                ---------        -------

              Total deposits .............................................      6,012,330            --

    Other borrowings .....................................................           --         1,615,000
    Accrued interest payable and other liabilities .......................        316,904         341,343
                                                                                ---------       ---------

              Total liabilities ..........................................      6,329,234       1,956,343

                                                                                ---------       ---------

Commitments and contingencies (Notes 4, 7, 11 and 17)

Stockholders' equity (deficit):
    Preferred stock, $.01 value; 2,000,000 shares authorized,
         none issued or outstanding in 1999 or 1998 ......................           --              --
    Common stock, $.01 par value; 8,000,000 shares authorized,
         1,017,066 shares issued and outstanding in 1999 and none in 1998          10,171            --
    Additional paid-in capital ...........................................      9,705,206            --
    Accumulated deficit ..................................................     (1,448,415)       (325,082)
    Accumulated other comprehensive income (loss) ........................        (27,929)           --
                                                                                ---------         -------


              Total stockholders' equity (deficit) .......................      8,239,033        (325,082)
                                                                                ---------         -------

              Total liabilities and stockholders' equity (deficit)  ......   $ 14,568,267       1,631,261
                                                                              ===========       =========



See Accompanying Notes to Consolidated Financial Statements.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations


                                                                                     Year Ended December 31,
                                                                                      1999            1998
                                                                                   --------         ------
Interest income:
    Loans receivable   ......................................................    $  158,145           --
    Securities ..............................................................        67,714           --
    Other interest-earning assets ...........................................       172,144          1,928
                                                                                   --------         ------

              Total interest income .........................................       398,003          1,928
                                                                                   --------         ------

Interest expense:
    Deposits ................................................................        57,319           --
    Other borrowings ........................................................        44,876         29,582
                                                                                   --------         ------

              Total interest expense ........................................       102,195         29,582
                                                                                   --------         ------

              Net interest income (expense) .................................       295,808        (27,654)

Provision for loan losses ...................................................        80,485           --
                                                                                   --------         ------

              Net interest income (expense) after provision for loan losses .       215,323        (27,654)
                                                                                   --------         ------

Noninterest income:
    Service charges on deposit accounts .....................................        30,050           --
     Other ..................................................................        25,198         25,750
                                                                                   --------         ------

              Total noninterest income ......................................        55,248         25,750
                                                                                   --------         ------

Noninterest expense:
    Salaries and employee benefits ..........................................     1,034,396        291,850
    Occupancy expense .......................................................       204,898         37,195
    Professional fees .......................................................       389,623         38,017
    Data processing .........................................................       122,073           --
    Travel and entertainment ................................................        89,102         23,333
    Printing and office supplies ............................................        45,167          5,251
    Telephone expenses ......................................................        32,359          8,854
    Advertising .............................................................        27,057           --
    Other ...................................................................       134,052         53,580
                                                                                  ---------         ------

              Total noninterest expense .....................................     2,078,727        458,080
                                                                                  ---------        -------

Loss before income tax benefit ..............................................    (1,808,156)      (459,984)

              Income tax benefit ............................................      (684,823)      (172,494)
                                                                                  ---------        -------

Net loss ....................................................................   $(1,123,333)      (287,490)
                                                                                  =========        =======

Loss per share, basic and diluted............................................   $     (1.84)          --
                                                                                  =========        =======
Weighted-average number of common shares outstanding for basic and diluted ..       610,365           --
                                                                                  =========        =======


See Accompanying Notes to Consolidated Financial Statements.



                                      JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                        Consolidated Statements of Changes in Stockholders' Equity (Deficit)


                                                                                             Accumulated      Total
                                                                  Additional                    Other      Stockholders'
                                       Preferred      Common       Paid-In    Accumulated   Comprehensive    Equity
                                        Stock         Stock        Capital     Deficit       Income(Loss)   (Deficit)
                                       --------       ------        --------   --------       ------------   ----------

Balance at December 31, 1997 ..   $      --             --            --         (37,592)          --          (37,592)

Net loss ......................          --             --            --        (287,490)          --         (287,490)
                                                 -----------   -----------   -----------    -----------    -----------

Balance at December 31, 1998 ..          --             --            --        (325,082)          --         (325,082)
                                                                                                           -----------

Comprehensive income:
Net loss ......................          --             --            --      (1,123,333)          --       (1,123,333)

Change in unrealized loss
  on securities available
  for sale, net of tax
  of $16,850 ..................          --             --            --            --          (27,929)       (27,929)
                                                                                                           -----------

Comprehensive income
  (loss) ......................                                                                             (1,151,262)
                                                                                                           -----------

Issuance of 1,017,066 shares of
common stock, net of offering
expenses of $455,283 ..........          --           10,171     9,705,206          --             --        9,715,377
                                  -----------    -----------   -----------    -----------    -----------   -----------


Balance at December 31, 1999 ..   $      --           10,171     9,705,206    (1,448,415)       (27,929)     8,239,033
                                  ===========    ===========   ===========   ===========    ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.



                                        JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                                          Consolidated Statements of Cash Flows


                                                                                       Year Ended December 31,
                                                                                        1999            1998
                                                                                     -----------    ----------

Cash flows from operating activities:
     Net loss.................................................................... $ (1,123,333)      (287,490)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization ..........................................       81,017           --
         Provision for loan losses ..............................................       80,485           --
         Credit for deferred income taxes .......................................     (684,823)      (172,494)
         Increase in accrued interest receivable ................................     (104,288)          --
         Increase in other assets ...............................................      (46,015)       (95,293)
         (Decrease) increase in accrued interest payable and other liabilities ..      (24,439)       339,218
                                                                                   -----------    -----------

                  Net cash used in operating activities .........................   (1,821,396)      (216,059)
                                                                                   -----------    -----------

Cash flows from investing activities:
    Purchases of securities available for sale ..................................   (2,000,000)          --
    Purchases of securities held to maturity ....................................      (50,000)          --
    Net increase in loans .......................................................   (8,048,338)
    Purchases of premises and equipment .........................................     (743,511)    (1,334,288)
                                                                                   -----------    -----------

                  Net cash used in investing activities .........................  (10,841,849)    (1,334,288)
                                                                                   -----------    -----------

Cash flows from financing activities:
    Net increase in deposits ....................................................    6,012,330           --
    Net (decrease) increase in other borrowings .................................   (1,615,000)     1,465,000
    Net proceeds from sale of common stock ......................................    9,715,377           --
                                                                                   -----------    -----------

                  Net cash provided by financing activities .....................   14,112,707      1,465,000
                                                                                   -----------    -----------

Net increase (decrease) in cash and cash equivalents ............................    1,449,462        (85,347)

Cash and cash equivalents at beginning of year ..................................       29,186        114,533
                                                                                   -----------    -----------

Cash and cash equivalents at end of year   ......................................$   1,478,648         29,186
                                                                                   ===========    ===========

Supplemental disclosure of cash flow information: Cash paid during the year for:
         Interest ...............................................................$     123,382         34,933
                                                                                   ===========    ===========

         Income taxes........................................................... $       --             --
                                                                                   ===========    ===========

Noncash transaction -
    Accumulated other comprehensive income (loss), change in unrealized
         Loss on securities available for sale, net of tax ......................$     (27,929)          --
                                                                                   ===========    ===========


See Accompanying Notes to Consolidated Financial Statements.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 1999 and 1998


(1)  Summary of Significant Accounting Policies
    Organization.   Jacksonville  Bancorp,  Inc.  (the  "Holding  Company")  was
         incorporated on October 24, 1997 in the State of Florida. The Holding Company is a one-bank holding company and owns 100% of the outstanding shares of The Jacksonville Bank (the "Bank") (together, the "Company"). The Holding Company's only business is the ownership and operation of the Bank. The Bank is a state (Florida)-chartered commercial bank which opened for business May 28, 1999. Its deposits are insured by the Federal Depository Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals through its three offices in Jacksonville, Florida. The Company's fiscal year ends December 31.

    Basis of Presentation. The accompanying consolidated financial statements of the Company include the accounts of the Holding Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

    Use of Estimates. In preparing consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

    Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold all of which mature within ninety days.

    Securities. The Company may classify its securities as either trading,  held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held-to-maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available-for-sale securities consist of securities not classified as trading securities nor as held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are excluded from operations and reported in other comprehensive income (loss). Gains and losses on the sale of available-for-sale securities are recorded on the trade date and are determined using the specific-identification method. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity.

    Loans Receivable.  Loans receivable  that  management  has  the  intent  and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

         Loan origination fees are deferred and certain direct origination costs are capitalized, both are recognized as an adjustment of the yield of the related loan.
                                                                    (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(1)  Summary of Significant Accounting Policies, Continued
     Loans  Receivable,   Continued.   The  accrual  of  interest  on  loans  is
         discontinued at the time the loan is ninety days delinquent unless the loan is well-secured and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

         All interest accrued but not collected for loans that are placed on nonaccrual or charged-off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

    Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

         The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, industry standards, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

         A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for significant commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

         Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(1)  Summary of Significant Accounting Policies, Continued
     Income Taxes. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statement and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized.

    Premises and  Equipment.  Land is carried at cost.  Building  and  leasehold improvements, furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line basis over the estimated useful life of each type of asset. The Company will capitalize interest during the construction period of major capital developments such as the construction of office facilities. During the years ended December 31, 1999 and 1998, the Company capitalized $25,449 and $27,637 in interest expense, respectively.

    Stock-Based Compensation. Statement of Financial Accounting Standards (SFAS)
         No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided proforma disclosures of net loss and loss per share and other disclosures, as if the fair value based method of accounting had been applied.

    Transfer of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

    Off-Balance-Sheet  Instruments.  In the  ordinary  course  of  business  the
         Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, unused lines of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

    Fair Values  of  Financial  Instruments.  The  fair  value  of  a  financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. SFAS 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

    Cash and Cash Equivalents. The carrying amounts of cash and cash equivalents approximate their fair value.

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(1)  Summary of Significant Accounting Policies, Continued
      Fair Values of Financial Instruments, Continued.
         Securities. Fair values for securities held to maturity and available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

         Loans. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed-rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

         Accrued Interest Receivable.  Book value approximates fair value.

         Deposit Liabilities. The fair values disclosed for demand, NOW, money-market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

         Borrowed Funds. The carrying amounts of other borrowings approximate their fair values.

         Off-Balance-Sheet Instruments. Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

    Advertising.  The Company expenses all media advertising as incurred.

    Loss Per Share. Loss per share is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during the year. The Company's common stock equivalents are not dilutive due to the net losses incurred by the Company.

    Future  Accounting  Requirements.  SFAS  133  -  Accounting  for  Derivative
         Investments and Hedging Activities requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt this SFAS January 1, 2001. Management does not anticipate that this SFAS will have a material impact on the Company.

                                                                    (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(2)  Securities
     Securities have been classified according to management's intent. The carrying amount of securities and their approximate fair values at December 31, 1999 are as follows:

                                                            Amortized     Unrealized  Unrealized   Fair
                                                               Cost          Gains     Losses      Value

Available for Sale -
     U.S. Government agencies .........................   $  2,000,000         --     (44,779)  1,955,221
                                                          ============   ==========   =======   =========

Held to Maturity -
     State of Israel bond .............................   $     50,000         --        --        50,000
                                                          ============   ==========   =======   =========

    There were no sales of securities in 1999 or 1998.

    The scheduled maturities of securities at December 31, 1999 are as follows:


                                    Available for Sale             Held to Maturity
                                    Amortized       Fair        Amortized     Fair
                                       Cost         Value         Cost        Value

Due after one through five years   $1,500,000    1,475,962         --           --
Due after five through ten years         --           --         50,000       50,000
Due after ten years ............      500,000      479,259         --           --
                                   ----------   ----------   ----------   ----------

                                   $2,000,000    1,955,221       50,000       50,000
                                   ==========   ==========   ==========   ==========

(3)  Loans
    The components of loans are as follows:
                                                        At December 31,  1999

              Commercial real estate......................    $ 2,613,117
              Residential real estate......................     2,567,242
              Commercial...................................     2,092,088
              Consumer and other...........................       787,389
                                                               ----------

                                                                8,059,836

              Less:
               Allowance for loan losses...................       (80,485)
                Net deferred fees..........................       (11,498)
                                                               ----------
              Loans, net...................................   $ 7,967,853
                                                               ==========

                                                                    (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(3)  Loans, Continued
    An analysis of the change in the allowance for loan losses follows:

                                                                 Year Ended
                                                             December 31, 1999

              Beginning balance..............................      $      -
              Provision for loan losses......................        80,485
                                                                     ------
              Ending balance.................................      $ 80,485
                                                                     ======

    The Company had no impaired loans in 1999.

(4)  Premises and Equipment
    A summary of premises and equipment follows:
                                                              At December 31,
                                                             1999           1998
                                                      -----------    -----------

     Land..........................................   $   475,000        475,000
     Building and leasehold improvements ..........       694,397           --
     Construction in progress .....................       236,651        432,752
     Furniture, fixtures and equipment ............       671,751        426,536
                                                      -----------    -----------

         Total, at cost ...........................     2,077,799      1,334,288

     Less accumulated depreciation and amortization       (81,017)          --
                                                      -----------    -----------

         Premises and equipment, net ..............   $ 1,996,782      1,334,288
                                                      ===========    ===========

     In January 2000, the Company purchased land in Jacksonville, Florida for $600,000 for a future office site. The Company expects to expend approximately $522,000 in costs to construct this facility. The Company intends to sublease its existing facility upon completion of the new facility.

     The Company leases two of its office  facilities  under  operating  leases.
         Both leases contain annual escalation clauses and have five year terms with renewal options. Rental expense under these leases was $38,835 and $21,000 during the years ended December 31, 1999 and 1998, respectively. Future minimum rental commitments under these noncancellable leases at December 31, 1999 are as follows (in thousands) :

Year Ending
December 31,                                    Amount

2000 ............................................ $119
2001 ............................................  123
2002 ............................................  128
2003 ............................................  121
2004 ............................................   93
                                                  ----
                                                  $584
                                                  ====
                                                                    (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(5)  Deposits
    The total of time deposits with a minimum denomination of $100,000 at December 31, 1999 was $100,000.

    A schedule of maturities of time deposits follows:

              Year Ending December 31,                         Amount

                  2000.................................     $  424,091
                  2004.................................          6,667
                                                             ---------

                                                             $ 430,758
                                                             =========
(6)  Borrowings
    In April 1998, the Company obtained a line of credit of $450,000 from a financial institution at an interest rate of Prime minus 1%. At December 31, 1998, $450,000 was outstanding under this line of credit. These amounts were used to fund organizational and other costs incurred by the Company. Amounts outstanding under this line of credit were repaid from the proceeds of the Company's common stock offering during 1999.

    In May 1998, the Company obtained credit availability from another financial institution, which provided for a short-term line of credit, a loan for the acquisition of the Bank's main office, and a loan for the purchase of furniture, fixtures and equipment. The arrangement provided for: (i) a $250,000 line of credit with interest at prime minus 1/2%, with an additional $500,000 line of credit, with a term of 180 days;
        (ii) a loan of up to $850,000 for the purchase and renovation of the Bank's main office, with provisions for a first lien on the underlying real estate and an interest rate of prime minus 1/2%; and, (iii), a loan of up to $250,000 to purchase furniture, fixtures and equipment, bearing interest at prime minus 1/2% and a term of 180 days. At December 31, 1998, $1,015,000 was outstanding under this credit facility. Each of these loans was repaid from the proceeds of the Company's common stock offering during 1999.

     The Company also had a $150,000 note payable to one of its organizers at December 31, 1998. The note, dated October 10, 1997, bore interest at an annual rate of 8.5% and was repaid from the proceeds of the stock offering during 1999.

(7) Financial Instruments
    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit and standby letters of credit and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments.

    Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

                                                                    (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(7) Financial Instruments, Continued
     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

    The estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                         At December 31, 1999  At December 31, 1998
                                                             Carrying  Fair   Carrying   Fair
                                                              Amount   Value   Amount    Value
Financial assets:
     Cash and cash equivalents ...........................   $1,479    1,479     29       29
     Securities available for sale .......................    1,955    1,955     --       --
     Securities held to maturity .........................       50       50     --       --
     Loans receivable ....................................    7,968    7,954     --       --
     Accrued interest receivable .........................      104      104     --       --

Financial liabilities:
     Deposits ............................................    6,012    6,008     --       --
     Other borrowings ....................................       --       --    1,615    1,615

    A summary of the notional amounts of the Company's financial instruments, with off-balance-sheet risk at December 31, 1999 follows:

              Commitments to extend credit........     $ 3,345
                                                         =====

              Unused lines of credit.............      $ 2,860
                                                         =====

              Standby letters of credit..........    $      75
                                                         =====

(8)  Credit Risk
    The Company grants the majority of its loans to borrowers throughout Duval County, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to honor their contracts is dependent upon the economy in Duval County, Florida.

(9)  Income Taxes
    The income tax benefit consisted of the following:

                                                         Year Ended December 31,
                                                           1999          1998
                                                           ----          ----
              Deferred:
                  Federal............................   $(584,729)     (147,283)
                  State..............................    (100,094)      (25,211)
                                                          -------       -------

                     Total deferred benefit..........   $(684,823)     (172,494)
                                                          =======       =======

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(9)  Income Taxes, Continued
    The income tax benefit is different than that computed by applying the Federal statutory rate of 34%, as indicated in the following analysis:


                                                        Year Ending December 31,
                                                       1999                  1998
                                               --------------------  -----------------------
                                                             % of                    % of
                                                            Pretax                   Pretax
                                                 Amount      Loss       Amount       Loss
Income tax benefit at statutory Federal
    income tax rate .......................   $(614,773)     (34.0)% $(156,395)     (34.0)%
Increase resulting from
    State taxes, net of Federal tax benefit     (66,062)      (3.7)    (16,099)      (3.5)
    Other .................................      (3,988)       (.2)       --          --
                                              ---------       ----     ---------     ----

                                              $(684,823)     (37.9)% $(172,494)     (37.5)%
                                              =========       ====     =========     ====

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                                             At December 31,
                                                                             1999       1998
                                                                          --------   --------
Deferred tax assets:
    Unrealized loss on securities available for sale ..................   $ 16,850       --
    Allowance for loan losses .........................................      6,569       --
    Organizational and preopening costs ...............................    329,888    135,494
    Accrual to cash adjustments .......................................       --       18,250
    Net operating loss carryforwards ..................................    542,758     18,750
                                                                          --------   --------

    Gross deferred tax asset ..........................................    896,065    172,494
                                                                          --------   --------

Deferred tax liabilities:
    Premises and equipment ............................................      7,068       --
    Accrual to cash adjustments .......................................     11,421       --
    Other .............................................................      3,409       --
                                                                          --------   --------

    Gross deferred tax liabilities ....................................     21,898       --
                                                                          --------   --------

      Net deferred tax asset ..........................................   $874,167    172,494
                                                                          ========   ========

    At December 31, 1999, the Company had net operating loss carryforwards for federal and state income tax purposes as follows:

              Year Expires

                  2012....................   $     1,500
                  2018....................        48,000
                  2019....................     1,393,000
                                               ---------
                                             $ 1,442,500
                                                                    (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(10)  Related Party Transactions
    The Company has entered into transactions with its executive officers, directors and their affiliates in the ordinary course of business. Loans to such related parties amounted to approximately $578,000 and deposits from such related parties were approximately $1.0 million at December 31, 1999.

(11)  Commitments and Contingencies
     In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

(12)  Stock Option Plan
    The Company established a stock option plan (the "Plan") for its directors, officers and employees. The Plan is subject to shareholder approval. The total number of options which can be granted under this plan is 152,599. Both qualified and nonqualified options can be granted and all options have ten year terms and vest over periods up to five years. As of December 31, 1999, 40 shares remain available to be granted under the Plan. A summary of stock option transactions follows:

                                                     Average    Range  Aggregate
                                        Number of    Per Share    of     Option
                                         Shares      Prices     Prices    Price

Options granted ..................      152,559   $  10.00  $   10.00 $1,525,590
                                     ----------     ------     ------  ---------

Outstanding at December 31, 1999 .      152,559   $  10.00  $   10.00 $1,525,590
                                     ==========     ======     ======  =========

    These options are exercisable as follows:

                                                                Weighted-Average
               Year Ending December 31,                                 Price

                     Currently exercisable......    65,000             $ 10.00
                     2000.......................    21,512               10.00
                     2001.......................    21,512               10.00
                     2002.......................    21,512               10.00
                     2003.......................    11,512               10.00
                     2004.......................    11,511               10.00
                                                   -------

                                                   152,559             $ 10.00
                                                   =======               =====

    The weighted-average remaining contractual life of the options at December 31, 1999 was 9.8 years.

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(12)  Stock Option Plan, Continued
    In order to calculate the fair value of the options, it was assumed that the risk-free interest rate was 6.0%, there would be no dividends paid by the Company over the exercise period, the expected life of the options would be the entire exercise period and stock volatility would be zero due to the lack of an active market for the stock. As for the proforma disclosures, expense is allocated over the period in which vesting occurs. The following information pertains to the stock options granted under the Plan:
                                                                  Year Ended
                                                                   December 31,
                                                                       1999
Weighted-average grant-date fair value of options
      issued during the year ..................................  $     556,067
                                                                 =============

Fair value per share of options issued during the year ........  $        4.32
                                                                 =============

Net loss as reported ..........................................  $  (1,123,333)
                                                                 =============
Proforma loss .................................................  $  (1,428,666)
                                                                 =============

Basic and diluted loss per share  as reported .................  $       (1.84)
                                                                 =============

Proforma loss per share .......................................  $       (2.34)
                                                                 =============

(13)  Profit Sharing Plan
     During 1999, the Company began sponsoring a 401(k) profit sharing plan. The profit sharing plan is available to all employees electing to participate after meeting certain length-of-service requirements. The Company's contributions to the profit sharing plan are discretionary and are determined annually prior to the end of the calendar year. Expense relating to the Company's contributions to the profit sharing plan was $19,262 for the year ended December 31, 1999.

(14)  Stockholders' Equity
    During 1999, the Company sold 1,017,066 shares of common stock for an aggregate of $9,715,377 net of $455,283 in offering expenses. Offering expenses were deducted from the proceeds received from the sale of the Common Stock.

(15) Regulatory Matters
    Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Holding Company.

    The Bank is subject to various regulatory capital requirements  administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(15) Regulatory Matters, Continued
    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets (as such terms are defined in the regulations). Management believes, as of December 31, 1999, the Bank met all capital adequacy requirements to which it is subject.

    As of December 31, 1999,  the most recent  notification  from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and percentages are also presented in the table (dollars in thousands).

                                                                                                       Minimum
                                                                                                      To Be Well
                                                                                  Minimum         Capitalized Under
                                                                            For Capital Adequacy  Prompt Corrective
                                                                  Actual          Purposes:       Action Provisions:
                                                             Amount      %       Amount    %      Amount    %
                                                            --------   ----      ------    ---    ------    ----
As of December 31, 1999:
    Total capital to Risk-
      Weighted Assets.................................... $  6,102     58.1%   $  840      8.0%  $1,050      10.0%
    Tier 1 Capital to Risk-
      Weighted Assets ...................................    6,022     57.3       420      4.0      630       6.0
    Tier 1 Capital to
      Total Average Assets ..............................    6,022     46.2       521      4.0      651       5.0

                                                                    (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(16)  Parent Company Only Financial Information
    The Holding Company's financial information at December 31, or for the year then ended is as follows:

                                       Condensed Balance Sheets
                                                                         1999           1998
                                                                  -----------    -----------
         Assets

     Cash......................................................   $ 1,379,328         29,186
     Investment in subsidiary .................................     6,522,880           --
     Premises and equipment, net ..............................        13,419      1,334,288
     Other assets .............................................       348,256        267,787
                                                                  -----------    -----------

         Total assets .........................................   $ 8,263,883      1,631,261
                                                                  ===========    ===========

         Liabilities and Stockholders' Equity (Deficit)

     Other borrowings .........................................          --        1,615,000
     Other liabilities ........................................        24,850        341,343
     Stockholders' equity (deficit)  ..........................     8,239,033       (325,082)
                                                                  -----------    -----------

         Total liabilities and stockholders' equity (deficit) .   $ 8,263,883      1,631,261
                                                                  ===========    ===========

         Condensed Statements of Operations

                                                                         1999           1998
                                                                  -----------    -----------

     Revenues .................................................   $    56,762         27,678
     Expenses .................................................      (618,606)      (315,168)
                                                                  -----------    -----------

         Loss before loss of subsidiary .......................      (561,844)      (287,490)
         Loss of subsidiary ...................................      (561,489)          --
                                                                  -----------    -----------

         Net loss .............................................   $(1,123,333)      (287,490)
                                                                  ===========    ===========

                                                                    (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY



(16)  Parent Company Only Financial Information, Continued

                       Condensed Statements of Cash Flows

                                                                             1999           1998
                                                                      -----------    -----------
Cash flows from operating activities:
     Net loss .....................................................   $(1,123,333)      (287,490)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation .............................................         1,772           --
         Equity in undistributed loss of subsidiaries .............       561,489           --
         Net increase in other assets .............................       (80,469)      (267,787)
         (Decrease) increase in other liabilities .................      (316,493)       339,218
                                                                      -----------    -----------

         Net cash used in operating activities ....................      (957,034)      (216,059)
                                                                      -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment ...........................          --       (1,334,288)
     Net proceeds from sale of premises and equipment to subsidiary     1,319,097           --
     Net investment in subsidiary .................................    (7,112,298)          --
                                                                      -----------    -----------

         Net cash used in investing activities ....................    (5,793,201)    (1,334,288)
                                                                      -----------    -----------

Cash flows from financing activities:
     Net proceeds from issuance of common stock ...................     9,715,377           --
     Net (decrease) increase on other borrowings ..................    (1,615,000)     1,465,000
                                                                      -----------    -----------
         Net cash provided by financing activities ................     8,100,377      1,465,000
                                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents ..............     1,350,142        (85,347)

Cash and cash equivalents at beginning of the year ................        29,186        114,533
                                                                      -----------    -----------

Cash and cash equivalents at end of year ..........................   $ 1,379,328         29,186
                                                                      ===========    ===========

(17) Year 2000 Issues
     The Company's operating and financial systems have been found to be compliant; the "Y2K Problem" has not adversely affected the Company's operations nor does management expect that it will.


                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(18)  Selected Quarterly Results (Unaudited)
         The following table presents summarized quarterly data (in thousands, except per share amounts):

                                                                                      Year Ended December 31, 1999
                                                                        First      Second     Third    Fourth
                                                                        Quarter    Quarter   Quarter   Quarter    Total
                                                                        -------    -------   -------   -------    -----
Interest income ......................................................   $ --          77       135       186       398
Interest expense .....................................................       20        27        16        39       102
                                                                         ------    ------    ------    ------    ------

     Net interest (expense) income ...................................      (20)       50       119       147       296

Provision for loan losses ............................................     --        --          39        42        81
                                                                         ------    ------    ------    ------    ------

     Net interest (expense) income after
     provision for loan losses .......................................      (20)       50        80       105       215

Noninterest income ...................................................     --          23         5        27        55
Noninterest expense ..................................................      249       408       718       703     2,078
                                                                         ------    ------    ------    ------    ------

Loss before income tax benefit .......................................     (269)     (335)     (633)     (571)   (1,808)

Income tax benefit ...................................................     (101)     (130)     (237)     (217)     (685)
                                                                         ------    ------    ------    ------    ------

Net loss .............................................................   $ (168)     (205)     (396)     (354)   (1,123)
                                                                         ======    ======    ======    ======    ======

Basic and diluted loss per
     common share ....................................................     --        (.48)     (.40)     (.96)    (1.84)
                                                                         ======    ======    ======    ======    ======

                                                                                   Year Ended  December 31, 1998
                                                                          First    Second     Third    Fourth
                                                                        Quarter    Quarter   Quarter   Quarter    Total
                                                                        -------    -------   -------   -------    -----
Interest income ......................................................   $    1      --        --           1         2
Interest expense .....................................................        4         6        20      --          30
                                                                         ------    ------    ------    ------    ------

     Net interest (expense) income ...................................       (3)       (6)      (20)        1       (28)

Noninterest income ...................................................     --        --           5        21        26
Noninterest expense ..................................................       74        94       114       176       458
                                                                         ------    ------    ------    ------    ------

Loss before income tax benefit .......................................      (77)     (100)     (129)     (154)     (460)

Income tax benefit ...................................................      (29)      (37)      (48)      (59)     (173)
                                                                         ------    ------    ------    ------    ------

Net loss .............................................................   $  (48)      (63)      (81)      (95)     (287)
                                                                         ======    ======    ======    ======    ======

Basic and diluted loss per
     common share ....................................................     --        --        --        --        --

                                                                         ======    ======    ======    ======    ======

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

                  None.

                                    PART III
                             ---------------------

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
         ACT

         The information regarding directors contained under the caption "Proposal 1: Election of Directors" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 29, 2000, is incorporated herein by reference.

          The information regarding executive officers who are not directors of the Company is set forth in Part 1 of this report under the caption "Executive Officers."

         The information regarding reports required under Section 16(a) of the Securities Exchange Act of 1934 contained under caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the 2000 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission prior to April 29, 2000 is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information contained under the caption "Executive Compensation" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 29, 2000, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 29, 2000, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the captions "Certain Relationships and
Related  Transactions"  and  "Compensation   Committee  Interlocks  and  Insider

Participation" in the Company's Proxy Statement for the 2000 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 29, 2000, is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits were filed with or incorporated by reference into this report.

Exhibit No.                                Description of Exhibit

3.1 Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

3.2                           Bylaws of Registrant (incorporated by reference to
                              Exhibit 3.2 of the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

4.1 Specimen Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.0 of the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

10.1                          Stock  Option Plan  (incorporated  by reference to
                              Exhibit   99.1  to  the   Company's   Registration
                              Statement  on Form  S-8  filed as of  November  9,
                              1999).

10.2 Servicing Agreement with M&I Data Services (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

10.3 Employment Agreement with Gilbert J. Pomar (incorporated by reference to Exhibit 10.5 to the Company's Form 10-QSB for the quarter ended June 30, 1999).

21                            Subsidiaries of the Registrant

23                            Consent of Independent Accountants

27.0                          Financial Data Schedule (SEC Use Only)


     (b) Reports on Form 8-K. The Company did not file a Form 8-K during the last quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JACKSONVILLE BANCORP, INC.


Dated:  March 25, 2000              By: /s/ Price W. Schwenck
                                        ---------------------
                                            Price W. Schwenck
                                            Chief Executive Officer


Dated: March 25, 2000               By: /s/Cheryl L. Whalen
                                        -------------------
                                           Cheryl L. Whalen
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:


         Signature                             Title              Date

/s/----------------------------               Director.       March __, 2000
D. Michael Carter

/s/Melvin Gottlieb                            Director.       March  22, 2000
-------------------------------
Melvin Gottlieb

/s/James M. Healey                            Director        March 22, 2000
-------------------------------
James M. Healey

/s/John C. Kowkabany                          Director        March 22, 2000
-------------------------------
John C. Kowkabany

/s/Rudolph A. Kraft                           Director        March 22, 2000
-------------------------------
Rudolph A. Kraft

/s/----------------------------           Chairman of the
R.C. Mills                               Board of Directors   March __, 2000

/s/Gilbert J. Pomar, III                    Director          March 22, 2000
-------------------------------
Gilbert J. Pomar, III

/s/John W. Rose                             Director          March 22, 2000
-------------------------------
John W. Rose

/s/Donald E. Roller                         Director           March 22, 2000
-------------------------------
Donald E. Roller

/s/----------------------------             Director           March  __, 2000
John R. Schultz

/s/Price W. Schwenck                 Chief Executive Officer   March  22, 2000
------------------------------
Price W. Schwenck

/s/---------------------------              Director           March __, 2000
Charles F. Spencer

/s/---------------------------              Director           March __, 2000
Bennett A. Tavar

/s/Gary L. Winfield, M.D.                   Director           March 22, 2000
------------------------------
Gary L. Winfield, M.D.