Form 10QSB
period 2000-03-31
JACKSONVILLE BANCORP INC /FL/
filed 2000-05-09
CIK 1071264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended March 31, 2000

     Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from           to
                               ---------    ----------

Commission file number 001-14853
                       ---------


                           JACKSONVILLE BANCORP, INC.

        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                               59-3472981
-------------------------                                    --------------
(State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)

76 South Laura Street, Suite 104
Jacksonville, Florida                                           32202
----------------------                                        ---------
(Address of Principal Executive Offices)                      (Zip Code)

                                 (904) 421-3040
               --------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

   Check  whether  the  issuer:  (1) filed all  reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES   X    NO
    -----    -----

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share                        1,017,066
--------------------------------------                ----------------------
               (class)                               Outstanding at May 1, 2000

Transitional Small Business Format (Check One):  YES       NO   X
                                                    -------   -----

                           JACKSONVILLE BANCORP, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                          Page

     Condensed Consolidated Balance Sheets -
       At March 31, 2000 (unaudited) and At December 31, 1999...............2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three Months ended March 31, 2000 and 1999...........................3

     Condensed Consolidated Statement of Changes in Stockholders'
       Equity (Unaudited) -
       Three Months ended March 31, 2000....................................4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Three Months ended March 31, 2000 and 1999...........................5

     Notes to Condensed Consolidated Financial Statements (Unaudited).....6-7

     Review by Independent Certified Public Accountants.....................8

     Report on Review by Independent Certified Public Accountants...........9

   Item 2. Management's Discussion and Analysis

     of Financial Condition and Results of Operations......................10

   Item 3. Quantitative and Qualitative Disclosure about Market Risk.......11

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K...............................11

SIGNATURES.................................................................12



                           JACKSONVILLE BANCORP, INC.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                                     At
                                                                                         March 31,       December 31,
                                                                                           2000              1999
                                                                                           ----              ----
    Assets                                                                              (Unaudited)

Cash and due from banks..............................................................  $  1,173,521         1,446,648
Federal funds sold...................................................................     4,829,000            32,000
                                                                                         ----------        ----------

              Total cash and cash equivalents........................................     6,002,521         1,478,648

Securities available for sale........................................................     1,948,940         1,955,221
Securities held to maturity..........................................................        50,000            50,000
Loans, net of allowance for loan losses of $116,143 in 2000 and $80,485 in 1999......    11,498,297         7,967,853
Accrued interest receivable..........................................................        95,125           104,288
Premises and equipment, net..........................................................     2,830,434         1,996,782
Federal Home Loan Bank stock, at cost................................................        36,700              -
Deferred income taxes................................................................     1,031,196           874,167
Other assets.........................................................................       560,327           141,308
                                                                                         ----------        ----------

              Total assets...........................................................  $ 24,053,540        14,568,267
                                                                                         ==========        ==========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits..............................................     3,240,627         2,042,688
    Savings and NOW deposits.........................................................     9,334,239           849,496
    Money-market deposits............................................................     1,392,536         2,689,388
    Time deposits....................................................................       787,345           430,758
                                                                                         ----------        ----------

              Total deposits.........................................................    14,754,747         6,012,330

    Accrued interest payable and other liabilities...................................     1,317,350           316,904
                                                                                         ----------        ----------

              Total liabilities......................................................    16,072,097         6,329,234
                                                                                         ----------        ----------

Stockholders' equity:
    Preferred stock..................................................................          -                 -
    Common stock.....................................................................        10,171            10,171
    Additional paid-in capital.......................................................     9,705,206         9,705,206
    Accumulated deficit..............................................................    (1,702,088)       (1,448,415)
    Accumulated other comprehensive income (loss)....................................       (31,846)          (27,929)
                                                                                         ----------        ----------

              Total stockholders' equity.............................................     7,981,443         8,239,033
                                                                                         ----------        ----------

              Total liabilities and stockholders' equity.............................  $ 24,053,540        14,568,267
                                                                                         ==========        ==========





See Accompanying Notes to Condensed Consolidated Financial Statements.



                           JACKSONVILLE BANCORP, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                Three Months Ended
                                                                                                     March 31,

                                                                                               2000             1999
                                                                                               ----             ----
Interest income:
    Loans receivable....................................................................   $    208,975          -
    Securities..........................................................................         34,401          -
    Other interest-earning assets.......................................................         29,851           171
                                                                                             ----------       -------

              Total interest income.....................................................        273,227           171
                                                                                             ----------       -------

Interest expense:
    Deposits  ..........................................................................         97,972          -
    Other borrowings....................................................................             93        19,802
                                                                                             ----------       -------

              Total interest expense....................................................         98,065        19,802
                                                                                             ----------       -------

              Net interest income (expense).............................................        175,162       (19,631)

Provision for loan losses...............................................................         35,658          -
                                                                                             ----------       -------

              Net interest income (expense) after provision for loan losses.............        139,504       (19,631)
                                                                                             ----------       -------

Noninterest income:
    Service charges on deposit accounts................................................          33,549          -
     Other..............................................................................         12,931          -
                                                                                             ----------       -------

              Total noninterest income..................................................         46,480          -
                                                                                             ----------       -------

Noninterest expense:
    Salaries and employee benefits......................................................        329,115       159,296
    Occupancy expense...................................................................         96,127        11,920
    Professional fees...................................................................         10,889        54,802
    Data processing.....................................................................         40,521          -
    Printing and office supplies........................................................         20,871         2,363
    Advertising.........................................................................         31,229          -
    Other...............................................................................         65,570        20,501
                                                                                             ----------       -------

              Total noninterest expense.................................................        594,322       248,882
                                                                                             ----------       -------

Loss before income tax benefit..........................................................       (408,338)     (268,513)

              Income tax benefit........................................................       (154,665)     (100,692)
                                                                                             ----------       -------

Net loss ...............................................................................   $   (253,673)     (167,821)
                                                                                             ==========       =======

Loss per share, basic and diluted.......................................................   $       (.25)         -
                                                                                             ==========       =======

Dividends per share.....................................................................   $        -            -
                                                                                             ==========       =======

Weighted-average number of common shares outstanding for basic and diluted..............      1,017,066          -
                                                                                             ==========       =======



See Accompanying Notes to Condensed Consolidated Financial Statements.

                                       3



                           JACKSONVILLE BANCORP, INC.

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                        Three Months Ended March 31, 2000


                                                                                                    Accumulated
                                                                                                      Other
                                                                                                      Compre-
                                Preferred Stock        Common Stock      Additional                   hensive        Total
                              ------------------     ----------------      Paid-In     Accumulated    Income       Stockholders'
                              Shares      Amount    Shares     Amount      Capital       Deficit       (Loss)         Equity
                              ------      ------    ------     ------    ----------    -----------  ------------  -------------
Balance at December 31,
  1999..................         -       $    -    1,017,066  $ 10,171   9,705,206     (1,448,415)    (27,929)     8,239,033
                                                                                                                   ---------
Comprehensive income:
   Net loss (unaudited)          -            -         -         -           -          (253,673)       -          (253,673)

Net change in unrealized
loss on securities available
for sale, net of income
taxes of $2,364
(unaudited).............         -            -         -         -           -               -        (3,917)        (3,917)
                                                                                                                   ---------
Comprehensive income
(loss) (unaudited)......                                                                                            (257,590)
                              ------      -------  ---------    ------   ---------      ---------     -------      ---------

Balance at March 31, 2000
  (unaudited)...........         -       $    -    1,017,066  $ 10,171   9,705,206     (1,702,088)    (31,846)     7,981,443
                              ======      =======  =========    ======   =========      =========     =======      =========



















See Accompanying Notes to Condensed Consolidated Financial Statements.

                                       4



                           JACKSONVILLE BANCORP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                               Three Months Ended
                                                                                                  March 31,

                                                                                             2000              1999
                                                                                             ----              ----
Cash flows from operating activities:
    Net loss.........................................................................  $  (253,673)         (167,821)
    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
         Depreciation and amortization...............................................       40,880              -
         Provision for loan losses...................................................       35,658              -
         Credit for deferred income taxes............................................     (154,665)         (100,692)
         Increase in accrued interest receivable and other assets....................     (409,856)         (107,645)
         Increase in accrued interest payable and other liabilities..................    1,000,446            19,511
                                                                                         ---------          --------

                  Net cash provided by (used in) operating activities................      258,790          (356,647)
                                                                                         ---------          --------
Cash flows from investing activities:
    Net increase in loans............................................................   (3,566,102)             -
    Purchases of premises and equipment..............................................     (874,532)         (352,199)
    Purchase of Federal Home Loan Bank stock.........................................      (36,700)             -
                                                                                         ---------          --------

                  Net cash used in investing activities..............................   (4,477,334)         (352,199)
                                                                                         ---------          --------
Cash flows from financing activities:
    Net increase in deposits.........................................................    8,742,417              -
    Net increase in other borrowings.................................................         -              719,950
                                                                                         ---------          --------

                  Net cash provided by financing activities..........................    8,742,417           719,950
                                                                                         ---------          --------
Net increase in cash and cash equivalents............................................    4,523,873            11,104

Cash and cash equivalents at beginning of period.....................................    1,478,648            29,186
                                                                                         ---------          --------
Cash and cash equivalents at end of period...........................................  $ 6,002,521            40,290
                                                                                         =========          ========
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
         Interest ...................................................................$      96,737            36,779
                                                                                         =========          ========
         Income taxes................................................................$        -                 -
                                                                                         =========          ========
Noncash transaction -
    Accumulated other comprehensive income (loss), change in unrealized
         loss on securities available for sale, net of tax...........................$      (3,917)             -
                                                                                         =========          ========











See Accompanying Notes to Condensed Consolidated Financial Statements.

                                       5

                           JACKSONVILLE BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)

(1) Description of Business and Basis of Presentation

    General.   Jacksonville   Bancorp,   Inc.   ("Jacksonville   Bancorp")   was
        incorporated on October 24, 1997. Jacksonville Bancorp owns 100% of the outstanding common stock of The Jacksonville Bank (the "Bank") (collectively, the "Company"). Jacksonville Bancorp's only business is the ownership and operation of the Bank, a Florida state-chartered commercial bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on May 28, 1999, and provides community banking services to businesses and individuals through three banking offices in Jacksonville, Florida.

        In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2000 and the results of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

     Basis of Presentation. The accompanying condensed consolidated financial statements of the Company include the accounts of both Jacksonville Bancorp and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Loan Impairment and Loan Losses. No loans were identified as impaired at or during the three months ended March 31, 2000. The Bank had not commenced operations as of March 31, 1999.

     An analysis of the change in the allowance for loan losses follows:

                                                                      Three
                                                                      Months
                                                                      Ended
                                                                     March 31,
                                                                       2000
                                                                     -------
               Balance at beginning of period .................    $  80,485
               Provision for loan losses.......................       35,658
                                                                     -------

               Balance at end of period........................    $ 116,143
                                                                     =======

                                                                  (continued)

                           JACKSONVILLE BANCORP, INC.

(3) Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. The Company's common stock equivalents are not dilutive.

(4) Regulatory Matters. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2000 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                      Regulatory
                                                              Actual Requirement
                                                              ------ -----------
        Total capital to risk-weighted assets       ........  35.35%      8.00%
        Tier I capital to risk-weighted assets      ........  34.64%      4.00%
        Tier I capital to total assets - leverage ratio.....  32.83%      4.00%

(5) Year 2000 Issues. The Company's operating and financial systems have been found to be compliant; the "Y2K Problem" has not adversely affected the Company's operations nor does management expect that it will.

                           JACKSONVILLE BANCORP, INC.

               Review by Independent Certified Public Accountants

Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2000, and for the three-month periods ended March 31, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants

The Board of Directors
Jacksonville Bancorp, Inc.
Jacksonville, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Jacksonville Bancorp, Inc. and Subsidiary (the "Company") as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999, and the condensed consolidated statement of changes in stockholders' equity for the three-month period ended March 31, 2000. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2000 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
April 21, 2000

                           JACKSONVILLE BANCORP, INC.

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation

           Comparison of March 31, 2000 and 1999 and December 31, 1999

General

    Jacksonville Bancorp, Inc. ("Jacksonville Bancorp") which was incorporated on October 24, 1997, owns 100% of the outstanding common stock of the Jacksonville Bank ("Bank") (collectively, the "Company"). The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on May 28, 1999, and provides community banking services to businesses and individuals through its three banking offices located in Jacksonville, Florida.

Liquidity and Capital Resources

    The Company's primary source of cash during the three months ended March 31, 2000 was from the net increase in deposits of $8.7 million. Cash was used primarily to originate loans, net of principal repayments, of $3.6 million and purchase premises and equipment of approximately $875,000. The Company had unfunded lines of credit of $3.2 million and time deposits of $780,000 maturing in one year or less at March 31, 2000. The Company exceeded its regulatory liquidity requirements at March 31, 2000.

Comparison of the Three-Month Periods Ended March 31, 2000 and 1999

    General.  Net loss for the three  months  ended March 31, 2000 was  $253,673 compared to $167,821 for 1999. The Bank commenced operations on May 28, 1999. At March 31, 2000, the Company had not achieved the asset size to operate profitably.

    Interest  Income.  Interest  income was  $273,227 for the three months ended
       March 31, 2000. Interest income earned on loans was $208,975. The average loan portfolio balance was $9.3 million for the three months ended March 31, 2000 and the average yield earned was 9.01%.

    Interest  Expense.  Interest  expense was $98,065 for the three months ended
       March 31, 2000. The average balance of interest-bearing deposits was $7.3 million for the three months ended March 31, 2000 and the average cost was 5.35%.

    Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three months ended March 31, 2000 of $35,658 and the allowance for loan losses was $116,143 at March 31, 2000. Management believes the allowance is adequate at March 31, 2000.

    Noninterest Expense. Noninterest expense was $594,322 for the three months ended March 31, 2000 compared to $248,882 for the three months ended March 31, 1999. This increase resulted from the commencement of banking operations.

    Income Tax Benefit.  The income tax benefit for the three months ended March
       31, 2000 was $154,665 (an effective rate of 37.9%).

                           JACKSONVILLE BANCORP, INC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 1999.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part, and are hereby incorporated by reference from the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815. The exhibit marked by a double asterisk (**) was previously filed as a part of the June 30, 1999 Form 10-QSB filed with the Securities and Exchange Commission on August 13, 1999. The exhibit marked by a triple asterisk (***) was previously filed as part of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 9, 1999.

      Exhibit No.                   Description of Exhibit

        *    3.1                    Articles of Incorporation of the Company
        *    3.2                    By-laws of the Company
        *    4.1                    Specimen Common Stock Certificate
        *    10.1                   Stock Option Plan
        *    10.2                   Servicing Agreement with M&I Data Services
        **   10.3                   Employment Contract Gilbert J. Pomar, III
             27                     Financial Data Schedule (for SEC use only)
        ***  99.1                   Stock Option Plan

(b) Reports on Form 8-K. There were no Form 8-K's filed during the three months ended March 31, 2000.

                           JACKSONVILLE BANCORP, INC.

                           PART II. OTHER INFORMATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JACKSONVILLE BANCORP, INC.
                                           (Registrant)





Date:          , 2000                  By:  /s/Gilbert J. Pomar III
      ---------------------------          ------------------------
                                            Gilbert J. Pomar III, President and
                                                Chief Executive Officer

Date:          , 2000                  By:  /s/Cheryl L. Whalen
      ---------------------------          --------------------
                                            Cheryl L. Whalen, Executive Vice
                                                President and Chief Financial
                                                Officer