Form 10QSB
period 2000-06-30
JACKSONVILLE BANCORP INC /FL/
filed 2000-08-11
CIK 1071264

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---- of 1934


For the quarterly period ended June 30, 2000

     Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from           to
                               ---------    ----------

Commission file number 001-14853
                       ---------


                           JACKSONVILLE BANCORP, INC.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                               59-3472981
-------------------------                                    --------------
(State or Other Jurisdiction                               (I.R.S. Employer
of Incorporation or Organization)                          Identification No.)

                        76 South Laura Street, Suite 104
                           Jacksonville, Florida 32202
                    (Address of Principal Executive Offices)

                                 (904) 421-3040
                (Issuer's Telephone Number, Including Area Code)


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

YES   X     NO
    -----

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                    1,017,066 shares
--------------------------------------             -----------------------------
              (class)                              Outstanding at August 1, 2000

Transitional Small Business Format (check one): YES          NO    X
                                                    ----         ----

                           JACKSONVILLE BANCORP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                            Page

     Condensed Consolidated Balance Sheets -
       At June 30, 2000 (unaudited) and At December 31, 1999..................2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three and Six Months ended June 30, 2000 and 1999......................3

     Condensed Consolidated Statement of Changes in Stockholders'
       Equity (Unaudited) - Six Months ended June 30, 2000....................4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Six Months ended June 30, 2000 and 1999................................5

     Notes to Condensed Consolidated Financial Statements (Unaudited).......6-7

     Review by Independent Certified Public Accountants.......................8

     Report on Review by Independent Certified Public Accountants.............9

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations............................................10-11

   Item 3. Quantitative and Qualitative Disclosure about Market Risk.........12

PART II. OTHER INFORMATION

   Item 4.  Submissions of Matters to a Vote of Security Holders..........13-14

   Item 6.  Exhibits and Reports on Form 8-K.................................14

SIGNATURES...................................................................15



                           JACKSONVILLE BANCORP, INC.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                        June 30,           December 31,
    Assets                                                                               2000                  1999
                                                                                         ----                  ----
                                                                                        (Unaudited)

Cash and due from banks...........................................................     $  3,339,139          1,446,648
Federal funds sold  ..............................................................          879,000             32,000
                                                                                         ----------         ----------

            Cash and cash equivalents.............................................        4,218,139          1,478,648

Securities available for sale.....................................................        1,952,856          1,955,221
Securities held to maturity.......................................................           50,000             50,000
Loans, net of allowance for loan losses of $169,083 in 2000 and
    $80,485 in 1999...............................................................       16,772,367          7,967,853
Accrued interest receivable.......................................................          121,192            104,288
Premises and equipment, net.......................................................        3,256,743          1,996,782
Federal Home Loan Bank stock, at cost.............................................           36,700               -
Deferred income taxes.............................................................        1,113,842            874,167
Other assets......................................................................          181,968            141,308
                                                                                         ----------         ----------

            Total assets..........................................................     $ 27,703,807         14,568,267
                                                                                         ==========         ==========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits...........................................        5,423,235          2,042,688
    Savings and NOW deposits......................................................       11,819,264            849,496
    Money-market deposits.........................................................        1,102,770          2,689,388
    Time deposits   ..............................................................        1,260,793          430,758
                                                                                         ----------         --------

            Total deposits........................................................       19,606,062          6,012,330

    Accrued interest payable and other liabilities................................          256,165            316,904
                                                                                         ----------         ----------

            Total liabilities.....................................................       19,862,227          6,329,234
                                                                                         ----------         ----------

Stockholders' equity:
    Preferred stock ..............................................................             -                  -
    Common stock    ..............................................................           10,171             10,171
    Additional paid-in capital....................................................        9,705,206          9,705,206
    Accumulated deficit...........................................................       (1,844,394)        (1,448,415)
    Accumulated other comprehensive income (loss).................................          (29,403)           (27,929)
                                                                                         ----------         ----------

            Total stockholders' equity............................................        7,841,580          8,239,033
                                                                                         ----------         ----------

            Total liabilities and stockholders' equity............................     $ 27,703,807         14,568,267
                                                                                         ==========         ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.



                           JACKSONVILLE BANCORP, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                   Three Months Ended           Six Months Ended
                                                                     June 30,                       June 30,
                                                             -------------------------------------------------------
                                                                   2000          1999            2000           1999
                                                                   ----          ----            ----           ----
Interest income:
    Loans receivable......................................    $   338,612         1,563          547,587        1,563
    Securities............................................         34,320         1,700           68,721        1,700
    Other interest-earning assets.........................         40,578        73,937           70,429       74,108
                                                                ---------       -------        ---------      -------

            Total interest income.........................        413,510        77,200          686,737       77,371
                                                                ---------       -------        ---------      -------

Interest expense:
    Deposits..............................................        149,820         1,702          247,792        1,702
    Other borrowings......................................           -           25,074               93       44,876
                                                                ---------       -------        ---------      -------

            Total interest expense........................        149,820        26,776          247,885       46,578
                                                                ---------       -------        ---------      -------

Net interest income before provision for
    loan losses...........................................        263,690        50,424          438,852       30,793
                                                                ---------       -------        ---------      -------

Provision for loan losses.................................         52,940          -              88,598         -
                                                                ---------       -------        ---------      ------

Net interest income after provision for
    loan losses...........................................        210,750        50,424          350,254       30,793
                                                                ---------       -------        ---------      -------

Noninterest income:
    Service charges on deposit accounts...................         34,532           104           68,081          104
    Other   ..............................................         12,261        22,700           25,192       22,700
                                                                ---------       -------        ---------      -------

            Total noninterest income......................         46,793        22,804           93,273       22,804
                                                                ---------       -------        ---------      -------

Noninterest expense:
    Salaries and employee benefits........................        227,186       216,658          556,301      375,954
    Occupancy expense.....................................        103,874        36,828          200,001       48,748
    Professional fees.....................................         32,073       105,008           42,962      159,810
    Data processing.......................................         22,143        10,376           62,664       10,376
    Printing and office supplies..........................         16,253         4,090           37,124        6,453
    Advertising...........................................         15,095            56           46,324           56
    Other.................................................         67,344        35,661          132,914       56,162
                                                                ---------       -------        ---------      -------

            Total noninterest expense.....................        483,968       408,677        1,078,290      657,559
                                                                ---------       -------        ---------      -------

Loss before income tax benefit............................       (226,425)     (335,449)        (634,763)    (603,962)

            Income tax benefit............................        (84,119)     (130,163)        (238,784)    (230,855)
                                                                ---------       -------        ---------      -------

Net loss..................................................    $  (142,306)     (205,286)        (395,979)    (373,107)
                                                                =========       =======        =========      =======

Loss per share, basic and diluted.........................    $      (.14)         (.48)            (.39)      (1.69)
                                                                =========       =======        =========      =======

Weighted-average number of shares outstanding
    for basic and diluted.................................      1,017,066       430,545        1,017,066      220,154
                                                                =========       =======        =========      =======

Dividends per share.......................................         -               -                -            -
                                                                =========       =======        =========      =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                       3



                           JACKSONVILLE BANCORP, INC.

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                         Six Months Ended June 30, 2000



                                                                                                    Accumulated
                                                                                                      Other
                                                                                                      Compre-
                                                                         Additional                   hensive        Total
                              Preferred Stock          Common Stock        Paid-In     Accumulated     Income     Stockholders'
                              Shares      Amount    Shares     Amount      Capital     Deficit         (Loss)        Equity

Balance at December 31,
  1999.....................       -    $    -      1,017,066   $ 10,171    9,705,206  (1,448,415)     (27,929)    8,239,033

Comprehensive income (loss):
  Net loss (unaudited)            -         -           -          -            -       (395,979)        -         (395,979)

Net change in unrealized
  loss on securities available
  for sale, net of income
  taxes of $890
  (unaudited)                     -         -           -          -            -            -         (1,474)       (1,474)
                                                                                                                    -------

Comprehensive income
  (loss) (unaudited).......                                                                                        (397,453)
                              ---------   -------  ----------   -------    ---------   ---------      --------     -------
Balance at June 30, 2000
  (unaudited)                     -    $    -      1,017,066   $ 10,171    9,705,206  (1,844,394)     (29,403)    7,841,580
                              =========   =======  ==========   =======    =========   =========       ========   =========






See Accompanying Notes to Condensed Consolidated Financial Statements.



                           JACKSONVILLE BANCORP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                             2000              1999
                                                                                             ----              ----
Cash flows from operating activities:
    Net loss    .................................................................     $    (395,979)         (373,107)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization............................................            94,439             9,735
        Provision for loan losses................................................            88,598              -
        Credit for deferred income taxes.........................................          (238,784)         (230,855)
        (Increase) decrease in accrued interest receivable and
            other assets.........................................................           (57,564)           12,165
        Decrease in accrued interest payable and other
            liabilities..........................................................           (60,739)         (194,214)
                                                                                       ------------        ----------

                Net cash used in operating activities............................          (570,029)         (776,276)
                                                                                       ------------        ----------

Cash flows from investing activities:
    Purchase of securities available for sale....................................             -            (1,500,000)
    Net increase in loans........................................................        (8,893,112)         (208,912)
    Net purchases of premises and equipment......................................        (1,354,400)         (320,758)
    Purchase of Federal Home Loan Bank stock.....................................           (36,700)             -
                                                                                       ------------        ----------

                Net cash used in investing activities............................       (10,284,212)       (2,029,670)
                                                                                       ------------        ----------

Cash flows from financing activities:
    Net increase in deposits.....................................................        13,593,732         1,489,856
    Net decrease in borrowings...................................................            -             (1,615,000)
    Net proceeds from issuance of common stock...................................            -              8,662,467
                                                                                       ------------         ---------

                Net cash provided by financing activities........................        13,593,732         8,537,323
                                                                                       ------------         ---------

Net increase in cash and cash equivalents........................................         2,739,491         5,731,377

Cash and cash equivalents at beginning of period.................................         1,478,648            29,186
                                                                                       ------------         ---------

Cash and cash equivalents at end of period.......................................     $   4,218,139         5,760,563
                                                                                       ============         =========

Supplemental  disclosure of cash flow  information-
  Cash paid during the period for:
        Interest.................................................................     $      95,036            70,085
                                                                                       ============         =========

        Income taxes.............................................................     $        -                -
                                                                                       ============         ==========

Noncash transaction -
    Accumulated other comprehensive income (loss), change in
        unrealized loss on securities available for sale, net of tax.............     $      (1,474)            -
                                                                                       ============         ==========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                                       5

                           JACKSONVILLE BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1) Description of Business and Summary of Significant Accounting Policies General. Jacksonville Bancorp, Inc. ("Jacksonville Bancorp") was
        incorporated on October 24, 1997. Jacksonville Bancorp owns 100% of the outstanding common stock of The Jacksonville Bank (the "Bank") (collectively, the "Company"). Jacksonville Bancorp's only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on May 28, 1999 and provides community banking services to businesses and individuals through three banking offices in Jacksonville, Florida.

        In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2000, the results of operations for the three- and six-month periods ended June 30, 2000 and 1999 and cash flows for the six-month periods ended June 30, 2000 and 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

    Basis of Presentation.  The accompanying  condensed  consolidated  financial statements of the Company include the accounts of both Jacksonville Bancorp and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Loan Impairment and Loan Losses. No loans were identified as impaired during the three months or six months ended June 30, 2000 or 1999.

     An analysis of the change in the allowance for loan losses follows:

                                                                   Three Months Ended           Six Months Ended
                                                                     June 30,                       June 30,
                                                         --------------------------------------------------------
                                                                  2000          1999           2000          1999
                                                                  ----          ----           ----          ----

               Balance at beginning of period ...............  $ 116,143           -          80,485            -
               Provision for loan losses.....................     52,940           -          88,598            -
                                                                --------       ---------     -------        -----

               Balance at end of period......................  $ 169,083           -         169,083            -
                                                                 =======       =========     =======        =====


                                                                                                                (continued)


                           JACKSONVILLE BANCORP, INC.

(3) Loss Per Share.  Basic  loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. The Company's common stock equivalents are not dilutive.

(4) Regulatory Matters.  The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2000 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                      Regulatory
                                                          Actual     Requirement

     Total capital to risk-weighted assets       .........  27.03%        8.00%
     Tier I capital to risk-weighted assets      .........  26.22%        4.00%
     Tier I capital to total assets - leverage ratio......  22.84%        4.00%

                           JACKSONVILLE BANCORP, INC.

               Review by Independent Certified Public Accountants


Hacker, Johnson, Cohen & Grieb PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2000, and for the three- and six-month periods ended June 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
Jacksonville Bancorp, Inc.
Jacksonville, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Jacksonville Bancorp, Inc. and Subsidiary (the "Company") as of June 30, 2000, and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2000 and 1999, the related condensed consolidated statement of changes in stockholders' equity for the six-month period ended June 30, 2000 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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






HACKER, JOHNSON, COHEN & GRIEB PA
Tampa, Florida
August 1, 2000

                           JACKSONVILLE BANCORP, INC.

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation

                Comparison of June 30, 2000 and December 31, 1999


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

Liquidity and Capital Resources

    The Company's primary source of cash during the six months ended June 30, 2000 was from the net increase in deposits of $13.6 million. Cash was used primarily to originate loans, net of principal repayments, of $8.9 million and purchase premises and equipment of approximately $1.4 million. The Company had unfunded lines of credit of $5.3 million and time deposits of $.9 million maturing in one year or less at June 30, 2000. The Company exceeded its regulatory liquidity requirements at June 30, 2000.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2000 and 1999

    General. Net loss for the three months ended June 30, 2000 was $142,306 or $.14 per basic and diluted share compared to $205,286 or $.48 per basic and diluted share for 1999. The Bank commenced operations on May 28, 1999. At June 30, 2000, the Company had not achieved the asset size necessary to operate profitably.

    Interest  Income.  Interest  income was  $413,510 for the three months ended
       June 30, 2000. Interest income earned on loans was $338,612. The average loan portfolio balance was $14.5 million for the three months ended June 30, 2000 and the average yield earned was 9.34%.

    Interest Expense.  Interest  expense was $149,820 for the three months ended
       June 30, 2000. The average balance of interest-bearing liabilities was $12.4 million for the three months ended June 30, 2000 and the average cost was 4.84%.

    Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three months ended June 30, 2000 of $52,940 and the allowance for loan losses was $169,083 at June 30, 2000. Management believes the allowance is adequate at June 30, 2000.

    Noninterest  Expense.  Noninterest  expense  increased  $75,291  or 18.4% to
       $483,968 for the three months ended June 30, 2000 from $408,677 for the three months ended June 30, 1999. Salaries and employee benefits was the largest noninterest expense increasing from $216,658 during the three months ended June 30, 1999 to $227,186 for the 2000 period.

                           JACKSONVILLE BANCORP, INC.

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, Continued


    Income Tax  Benefit.  The income tax benefit for the three months ended June
        30, 2000 was $84,119 (an effective rate of 37.2%) compared to $130,163 for the three months ended June 30, 1999 (an effective tax rate of 38.8%).

Comparison of the Six-Month Periods Ended June 30, 2000 and 1999

    General. Net loss for the six months ended June 30, 2000 was $395,979 or $.39 per basic and diluted share compared to $373,107 or $1.69 per basic and diluted share for 1999. The Bank commenced operations on May 28, 1999. At June 30, 2000, the Company had not achieved the asset size to operate profitably.

    Interest Income.  Interest income was $686,737 for the six months ended June
       30, 2000. Interest income earned on loans was $547,587. The average loan portfolio balance was $11.9 million for the six months ended June 30, 2000 and the average yield earned was 9.21%.

    Interest  Expense.  Interest  expense was  $438,852 for the six months ended
       June 30, 2000. The average balance of interest-bearing liabilities was $9.9 million for the six months ended June 30, 2000 and the average cost was 5.03%.

    Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the six months ended June 30, 2000 of $88,598 and the allowance for loan losses was $169,083 at June 30, 2000. Management believes the allowance is adequate at June 30, 2000.

    Noninterest  Expense.  Noninterest  expense  increased  $420,731 or 64.0% to
       $1,078,290 for the six months ended June 30, 2000 from $657,559 for the six months ended June 30, 1999. The largest noninterest expense was salaries and employee benefits totaling $556,301 for the six months ended June 30, 2000 compared to $375,954 for the comparable 1999 period. The increase in total noninterest expenses relates to the overall growth of the Company.

    Income Tax Benefit. The income tax benefit for the six months ended June 30, 2000 was $238,784 (an effective rate of 37.6%) compared to $230,855 for the six months ended June 30, 1999 (an effective rate of 38.2%).

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

                           JACKSONVILLE BANCORP, INC.

                           PART II. OTHER INFORMATION


Item 4.  Submissions of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of Jacksonville Bancorp, Inc. was held on April 26, 2000, to consider the election of the Company's three classes of directors and to approve the Company's Stock Option Plan.

At the Annual Meeting, 717,261 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

   Proposal I.

   The election of Class I directors, each for a term of one year:


                                                                        Withheld
                                                            For        Authority

           John W. Rose                                    714,761         2,500
                                                           =======         =====
           John R. Schultz                                 715,011         2,250
                                                           =======         =====
           Price W. Schwenck                               715,011         2,250
                                                           =======         =====
           Gary L. Winfield                                715,011         2,250
                                                           =======         =====

   The election of Class II directors, each for a term of two years:

                                                                        Withheld
                                                            For        Authority

           Rudolph A. Kraft                                715,011         2,250
                                                           =======         =====
           R.C. Mills                                      714,761         2,500
                                                           =======         =====
           Gilbert J. Pomar, III                           715,011         2,250
                                                           =======         =====
           Donald E. Roller                                715,011         2,250
                                                           =======         =====
           Charles F. Spencer                              715,011         2,250
                                                           =======         =====

   The election of Class III directors, each for a term of three years:

                                                                        Withheld
                                                            For        Authority

           D. Michael Carter                               715,011         2,250
                                                           =======         =====
           Melvin Gottlieb                                 715,011         2,250
                                                           =======         =====
           James M. Healey                                 715,011         2,250
                                                           =======         =====
           John C. Kowkabany                               714,761         2,500
                                                           =======         =====
           Bennett A. Taver                                714,761         2,500
                                                           =======         =====

                           JACKSONVILLE BANCORP, INC.

Item 4.  Submissions of Matters to a Vote of Security Holders, Continued

   Proposal II:

   To approve the Company's Stock Option Plan:

                                                          Withheld       Broker
                                            For           Authority     Nonvotes

                                           575,960         26,750       114,551
                                           =======         ======       =======

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

(b) Reports on Form 8-K. On May 24, 2000, the Company filed a Form 8-K to report the Company's current President had also been elected to serve as the Company's Chief Executive Officer.

                           JACKSONVILLE BANCORP, INC.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            JACKSONVILLE BANCORP, INC.
                                                  (Registrant)






Date:  August   , 2000               By:  /s/Gilbert J. Pomar III
      -----------------                  ------------------------
                                         Gilbert J. Pomar III, President and
                                         Chief Executive Officer





Date:  August    , 2000              By:  /s/Cheryl L. Whalen
      ------------------                 --------------------
                                         Cheryl L. Whalen, Executive Vice
                                         President and Chief Financial Officer