Form 10QSB
period 2000-09-30
JACKSONVILLE BANCORP INC /FL/
filed 2000-11-13
CIK 1071264

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---- of 1934

For the quarterly period ended September 30, 2000

     Transition report under Section 13 or 15(d) of the Exchange Act
----

For the transition period from           to
                               ---------    ---------

Commission file number 001-14853
                       ---------


                           JACKSONVILLE BANCORP, INC.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                                  59-3472981
-------------------------                                  -------------------
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

YES   X     NO
    -----      -----

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                   1,017,066 shares
--------------------------------------           -------------------------------
          (class)                                Outstanding at November 3, 2000

Transitional Small Business Format (check one): YES          NO    X
                                                    -------     -------

                           JACKSONVILLE BANCORP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                            Page

     Condensed Consolidated Balance Sheets -
       At September 30, 2000 (unaudited) and At December 31, 1999..............2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three and Nine Months ended September 30, 2000 and 1999.................3

     Condensed Consolidated Statement of Changes in Stockholders'
       Equity (Unaudited) - Nine Months ended September 30, 2000...............4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Nine Months ended September 30, 2000 and 1999...........................5

     Notes to Condensed Consolidated Financial Statements (Unaudited)........6-7

     Review by Independent Certified Public Accountants........................8

     Report on Review by Independent Certified Public Accountants..............9

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................10-11

   Item 3. Quantitative and Qualitative Disclosure about Market Risk..........12

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................................12

SIGNATURES....................................................................13




                           JACKSONVILLE BANCORP, INC.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                       September 30,       December 31,
    Assets                                                                                 2000                1999
                                                                                           ----                ----
                                                                                        (Unaudited)

Cash and due from banks...........................................................    $   2,713,695          1,446,648
Federal funds sold  ..............................................................             -                32,000
                                                                                         ----------         ----------

            Cash and cash equivalents.............................................        2,713,695          1,478,648

Securities available for sale.....................................................        3,082,353          1,955,221
Securities held to maturity.......................................................           50,000             50,000
Loans, net of allowance for loan losses of $245,876 in 2000 and
    $80,485 in 1999...............................................................       24,417,791          7,967,853
Accrued interest receivable.......................................................          184,142            104,288
Premises and equipment, net.......................................................        3,547,585          1,996,782
Federal Home Loan Bank stock, at cost.............................................           36,700               -
Deferred income taxes.............................................................        1,213,201            874,167
Other assets......................................................................          206,295            141,308
                                                                                         ----------         ----------

            Total assets..........................................................     $ 35,451,762         14,568,267
                                                                                         ==========         ==========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits...........................................        5,379,328          2,042,688
    Savings and NOW deposits......................................................       13,789,035            849,496
    Money-market deposits.........................................................        1,478,748          2,689,388
    Time deposits   ..............................................................        5,931,366            430,758
                                                                                         ----------         ----------

            Total deposits........................................................       26,578,477          6,012,330

    Federal funds purchased.......................................................           74,000               -
    Accrued interest payable and other liabilities................................        1,130,624            316,904
                                                                                         ----------         ----------

            Total liabilities.....................................................       27,783,101          6,329,234
                                                                                         ----------         ----------

Stockholders' equity:
    Preferred stock ..............................................................             -                  -
    Common stock    ..............................................................           10,171             10,171
    Additional paid-in capital....................................................        9,705,206          9,705,206
    Accumulated deficit...........................................................       (2,025,892)        (1,448,415)
    Accumulated other comprehensive income (loss).................................          (20,824)           (27,929)
                                                                                         ----------         ----------

            Total stockholders' equity............................................        7,668,661          8,239,033
                                                                                         ----------         ----------

            Total liabilities and stockholders' equity............................     $ 35,451,762         14,568,267
                                                                                         ==========         ==========

See Accompanying Notes to Condensed Consolidated Financial Statements.



                           JACKSONVILLE BANCORP, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                Three Months Ended            Nine Months Ended
                                                                   September 30,               September 30,
                                                         ------------------------------------------------------------
                                                                  2000            1999        2000             1999
                                                                  ----            ----        ----             ----
Interest income:
    Loans   ..............................................   $    469,434        48,930     1,017,021          50,493
    Securities............................................         40,177        32,072       108,898          33,772
    Other interest-earning assets.........................         41,068        54,487       111,497         128,595
                                                                ---------     ---------     ---------      ----------

            Total interest income.........................        550,679       135,489     1,237,416         212,860
                                                                ---------     ---------     ---------      ----------

Interest expense:
    Deposits..............................................        236,537        16,252       484,329          17,954
    Other borrowings......................................          1,652          -            1,745          44,876
                                                                ---------     ---------     ---------      ----------

            Total interest expense........................        238,189        16,252       486,074          62,830
                                                                ---------     ---------     ---------      ----------

            Net interest income...........................        312,490       119,237       751,342         150,030

Provision for loan losses.................................         76,793        38,718       165,391          38,718
                                                                ---------     ---------     ---------      ----------

            Net interest income after
              provision for loan losses...................        235,697        80,519       585,951         111,312
                                                                ---------     ---------     ---------      ----------

Noninterest income:
    Fees and service charges on deposit
        accounts..........................................         53,086         5,126       121,161           4,448
    Other   ..............................................         31,984          -           57,181          23,482
                                                                ---------     ---------     ---------      ----------

            Total noninterest income......................         85,070         5,126       178,342          27,930
                                                                ---------     ---------     ---------      ----------

Noninterest expense:
    Salaries and employee benefits........................        273,314       296,417       829,615         672,371
    Occupancy expense.....................................        122,380        71,704       322,381         120,452
    Professional fees.....................................         24,510       163,733        67,472         323,543
    Data processing.......................................         24,043        55,084        86,707          65,460
    Printing and office supplies..........................         23,454        15,878        60,578          22,331
    Advertising...........................................         25,520         6,515        71,844           6,571
    Other   ..............................................        113,580       109,246       246,493         165,408
                                                                ---------     ---------     ---------      ----------

            Total noninterest expense.....................        606,801       718,577     1,685,090       1,376,136
                                                                ---------     ---------     ---------      ----------

Loss before income tax benefit............................       (286,034)     (632,932)     (920,797)     (1,236,894)

            Income tax benefit............................       (104,536)     (236,643)     (343,320)       (467,498)
                                                                ---------     ---------     ---------      ----------

Net loss    ..............................................   $   (181,498)     (396,289)     (577,477)       (769,396)
                                                                =========     =========     =========      ==========

Loss per share, basic and diluted.........................$          (.18)         (.40)         (.57)          (1.63)
                                                                =========     =========     ==========     ==========

Weighted-average number of shares outstanding
    for basic and diluted.................................      1,017,066       978,812     1,017,066         473,308
                                                                =========     =========     =========       =========


See Accompanying Notes to Condensed Consolidated Financial Statements.



                           JACKSONVILLE BANCORP, INC.

       Condensed Consolidated Statement of Changes in Stockholders' Equity

                      Nine Months Ended September 30, 2000




                                                                                                  Accumulated
                                                                                                     Other
                                                                                                     Compre-
                              Preferred Stock          Common Stock      Additional                  hensive       Total
                           ---------------------     ----------------      Paid-In     Accumulated   Income       Stockholders'
                              Shares      Amount    Shares     Amount      Capital     Deficit       (Loss)         Equity
                              ------      ------    ------     ------      ------- --------------- ----------    ------------

Balance at December 31,
1999 ...................           -    $    -      1,017,066  $ 10,171    9,705,206  (1,448,415)   (27,929)     8,239,033

Comprehensive income (loss):
  Net loss (unaudited)..           -         -           -         -            -       (577,477)      -          (577,477)

Net change in unrealized
  loss on securities available
  for sale, net of income
  taxes of $4,286
  (unaudited)...........           -         -           -         -            -           -         7,105          7,105
                                                                                                                 ---------
Comprehensive income
  (loss) (unaudited)....                                                                                          (570,372)
                            --------   --------   -----------  --------    ---------   ----------   --------     ---------

Balance at September 30, 2000
  (unaudited)..........            -    $    -      1,017,066  $ 10,171    9,705,206  (2,025,892)   (20,824)     7,668,661
                            ========   ========   ===========  ========    =========   ==========   ========     =========
























See Accompanying Notes to Condensed Consolidated Financial Statements.


                           JACKSONVILLE BANCORP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                           2000                1999
                                                                                           ----                ----
Cash flows from operating activities:
    Net loss......................................................................   $     (577,477)         (769,396)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation..............................................................          152,217            42,292
        Provision for loan losses.................................................          165,391            38,718
        Credit for deferred income taxes..........................................         (343,320)         (467,498)
        Increase in accrued interest receivable and
            other assets..........................................................         (144,841)          (21,477)
        Increase (decrease) in accrued interest payable and other
            liabilities...........................................................          813,720          (208,658)
                                                                                       ------------        ----------

                Net cash provided by (used in) operating activities...............           65,690        (1,386,019)
                                                                                       ------------        ----------

Cash flows from investing activities:
    Purchases of securities available for sale...................................        (1,115,741)       (2,000,000)
    Purchase of Federal Home Loan Bank stock......................................          (36,700)             -
    Net increase in loans.........................................................      (16,615,329)       (3,847,451)
    Net purchases of premises and equipment.......................................       (1,703,020)         (373,454)
                                                                                       ------------        ----------

                Net cash used in investing activities.............................      (19,470,790)       (6,220,905)
                                                                                       ------------        ----------

Cash flows from financing activities:
    Net increase in deposits......................................................       20,566,147         3,901,992
    Net increase (decrease) in federal funds purchased............................           74,000        (1,615,000)
    Net proceeds from issuance of common stock....................................             -            9,715,377
                                                                                       ------------        ----------

                Net cash provided by financing activities.........................       20,640,147        12,002,369
                                                                                       ------------        ----------

Net increase in cash and cash equivalents.........................................        1,235,047         4,395,445

Cash and cash equivalents at beginning of period..................................        1,478,648            29,186
                                                                                       ------------        ----------

Cash and cash equivalents at end of period........................................     $  2,713,695         4,424,631
                                                                                       ============        ==========

Supplemental  disclosures of cash flow information:
   Cash paid during the period for:
        Interest..................................................................     $    472,181           114,618
                                                                                       ============        ==========

        Income taxes..............................................................$            -                 -
                                                                                       ============        ==========

    Noncash transaction-
        Change in accumulated other comprehensive
            income, net of tax....................................................   $        7,105           (13,980)
                                                                                       ============        ==========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1) Description of Business and Summary of Significant Accounting Policies General. Jacksonville Bancorp, Inc. ("Jacksonville Bancorp") was
        incorporated on October 24, 1997. Jacksonville Bancorp owns 100% of the outstanding common stock of The Jacksonville Bank (the "Bank") (collectively, the "Company"). Jacksonville Bancorp's only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on May 28, 1999 and provides a variety of community banking services to businesses and individuals through three banking offices in Jacksonville, Florida.

        In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2000, the results of operations for the three- and nine-month periods ended September 30, 2000 and 1999 and cash flows for the nine-month periods ended September 30, 2000 and 1999. The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

    Basis of Presentation.  The accompanying  condensed  consolidated  financial statements of the Company include the accounts of both Jacksonville Bancorp and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Loan Impairment and Loan Losses. No loans were identified as impaired during the three months or nine months ended September 30, 2000 or 1999.

     An analysis of the change in the allowance for loan losses follows:

                                                                  Three Months Ended           Nine Months Ended
                                                                    September 30,                 September 30,
                                                             --------------------------      ------------------------
                                                                 2000            1999           2000           1999
                                                                 ----            ----           ----           ----

               Balance at beginning of period.............     $ 169,083           -             80,485          -
               Provision for loan losses..................        76,793         38,718         165,391        38,718
                                                                --------         ------         -------        -------

               Balance at end of period...................     $ 245,876         38,718         245,876        38,718
                                                                 =======         ======         =======        =======
                                                                     (continued)

                           JACKSONVILLE BANCORP, INC.

(3) Loss Per Share. Basic loss per share has been  computed  on the basis of the
      weighted-average number of  shares  of  common  stock  outstanding.   The
      Company's common stock equivalents are not dilutive.

(4) Regulatory Matters. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2000 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:


                                                                      Regulatory
                                                            Actual   Requirement

 Total capital to risk-weighted assets.............          20.26%        8.00%
 Tier I capital to risk-weighted assets.............         19.37%        4.00%
 Tier I capital to total assets - leverage ratio..........   18.12%        4.00%

                           JACKSONVILLE BANCORP, INC.

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2000, and for the three- and nine-month periods ended September 30, 2000 and 1999 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
Jacksonville Bancorp, Inc.
Jacksonville, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of Jacksonville Bancorp, Inc. (the "Company") as of September 30, 2000, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2000 and 1999, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999 and the condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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






HACKER, JOHNSON & SMITH PA
Tampa, Florida
November 3, 2000

                           JACKSONVILLE BANCORP, INC.

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation

General

    Jacksonville Bancorp, Inc. ("Jacksonville Bancorp") which was incorporated on October 24, 1997, owns 100% of the outstanding common stock of The Jacksonville Bank ("Bank") (collectively, the "Company"). The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on May 28, 1999, and provides a variety of community banking services to businesses and individuals through its three banking offices located in Jacksonville, Florida.

Liquidity and Capital Resources

             Comparison of September 30, 2000 and December 31, 1999

    The Company's primary source of cash during the nine months ended September 30, 2000 was from the net increase in deposits of $20.6 million. Cash was used primarily to originate loans, net of principal repayments, of $16.6 million, purchase securities available for sale of $1.1 million and purchase premises and equipment of approximately $1.7 million. The Company had unfunded commitments of $6.5 million and time deposits of $5.2 million maturing in one year or less at September 30, 2000. The Company exceeded its regulatory liquidity requirements at September 30, 2000.

Results of Operations

Comparison of the Three-Month Periods Ended September 30, 2000 and 1999

    General. Net loss for the three months ended September 30, 2000 was $181,000 or $.18 per basic and diluted share compared to $396,000 or $.40 per basic and diluted share for 1999. The Bank commenced operations on May 28, 1999. At September 30, 2000, the Company had not achieved the asset size necessary to operate profitably.

    Interest Income. Interest income increased in 2000 over the amounts reported in 1999 because of growth in the portfolios of interest-earning assets in 2000. Interest income was $551,000 for the three months ended September 30, 2000. Interest income earned on loans was $469,000. The average loan portfolio balance was $19.0 million for the three months ended September 30, 2000 and the average yield earned was 9.85%.

    Interest Expense.  Interest  expense was $238,000 for the three months ended
       September 30, 2000. The average balance of interest-bearing liabilities was $17.9 million for the three months ended September 30, 2000 and the average cost was 5.32%. Interest expense increased primarily because of an increase in the amount of deposits in 2000.

    Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three months ended September 30, 2000 of $77,000 and the allowance for loan losses was $246,000 at September 30, 2000. Management believes the allowance is adequate at September 30, 2000.

                           JACKSONVILLE BANCORP, INC.

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, Continued

    Noninterest Expense. Noninterest expense decreased to $607,000 for the three months ended September 30, 2000 from $719,000 for the three months ended September 30, 1999. Salaries and employee benefits, the largest noninterest expense, decreased to $273,000 during the three months ended September 30, 2000. The primary decrease in noninterest expense was a decrease in professional fees from $164,000 for the three months ended September 30, 1999 to $25,000 for the three months ended September 30, 2000.

    Income Tax  Benefit.  The  income tax  benefit  for the three  months  ended
       September 30, 2000 was $105,000 (an effective rate of 36.7%) compared to $237,000 for the three months ended September 30, 1999 (an effective tax rate of 37.4%). A deferred tax asset has been recognized because management expects to utilize it in the future.

Comparison of the Nine-Month Periods Ended September 30, 2000 and 1999

    General. Net loss for the nine months ended September 30, 2000 was $577,000 or $.57 per basic and diluted share compared to $769,000 or $1.63 per basic and diluted share for 1999. The Bank commenced operations on May 28, 1999 and, at September 30, 2000, the Company had not achieved the asset size to operate profitably.

    Interest Income. Interest income increased in 2000 over the amounts reported in 1999 because of growth in the portfolios of interest-earning assets in 2000. Interest income was $1,237,000 for the nine months ended September 30, 2000. Interest income earned on loans was $1,017,000. The average loan portfolio balance was $14.2 million for the nine months ended September 30, 2000 and the average yield earned was 9.53%.

    Interest  Expense.  Interest  expense was $486,000 for the nine months ended
       September 30, 2000. The average balance of interest-bearing liabilities was $12.9 million for the nine months ended September 30, 2000 and the average cost was 5.04%. Interest expense increased primarily because of increases in the amount of deposits in 2000.

    Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the nine months ended September 30, 2000 of $165,000 and the allowance for loan losses was $246,000 at September 30, 2000. Management believes the allowance is adequate at September 30, 2000.

    Noninterest Expense. Noninterest expense increased to $1,685,000 for the nine months ended September 30, 2000 from $1,376,000 for the nine months ended September 30, 1999. The largest noninterest expense was salaries and employee benefits totaling $830,000 for the nine months ended September 30, 2000 compared to $672,000 for the comparable 1999 period. The increase in total noninterest expenses relates to the overall growth of the Company during 2000.

    Income Tax  Benefit.  The  income  tax  benefit  for the nine  months  ended
       September 30, 2000 was $343,000 (an effective rate of 37.2%) compared to $467,000 for the nine months ended September 30, 1999 (an effective rate of 37.8%). A deferred tax asset has been recognized because management expects to utilize it in the future.

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

(b) Reports on Form 8-K. During the three months ended September 30, 2000 no Form 8-K was filed by the Company.

                           JACKSONVILLE BANCORP, INC.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             JACKSONVILLE BANCORP, INC.
                                                (Registrant)






Date:  November    , 2000                    By:  /s/Gilbert J. Pomar III
      -------------------                       --------------------------------
                                                     Gilbert J. Pomar III,
                                                     President and
                                                     Chief Executive Officer





Date:  November    , 2000                    By:  /s/Cheryl L. Whalen
      -------------------                       --------------------------------
                                                     Cheryl L. Whalen, Executive
                                                     Vice President
                                                     and Chief Financial Officer