Form 10KSB
period 2000-12-30
JACKSONVILLE BANCORP INC /FL/
filed 2001-03-23
CIK 1071264

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

[ ]     TRANSMISSION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE TRANSITION PERIOD FROM            TO
                                                   ----------    -------------
                          Commission File No. 001-14853

                           JACKSONVILLE BANCORP, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

  Florida                                                     59-3472981
  -----------------------------                          -----------------------
  (State or jurisdiction of                                  (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  76 S. Laura Street, Suite 104, Jacksonville, Florida         32202
  ----------------------------------------------------------   -----------------
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

                                 Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $2,312,046

The aggregate market value, calculated on the basis of the closing price of such stock on the over-the-counter Bulletin Board of the voting stock held by
nonaffiliates  of  the  Registrant  at  December  31,  2000  was   approximately
$5,853,190.

There were 1,017,066 shares of common stock outstanding at March 19, 2001.

Documents incorporated by reference: The Registrant's 2001 Annual Meeting Proxy Statement is incorporated by reference in this report in Part III, pursuant to Instruction E of Form 10-KSB, except for the information relating to executive officers and key employees. The Company will file its definitive Proxy Statement with the Commission prior to April 30, 2001.

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------
Description                                                          Page Number
--------------------------------------------------------------------------------

                                     PART I
                             ----------------------

ITEM 1. DESCRIPTION OF BUSINESS................................................1
 1.0 Forward-Looking Statements................................................1
 1.1 General...................................................................1
 1.2 Regulation and Supervision................................................2
 1.3 Market Area and Competition...............................................4
 1.4 Deposits..................................................................5
 1.5 Loan Portfolio............................................................5
 1.6 Investments...............................................................6
 1.7 Employees.................................................................6
 1.8 Executive Officers of the Registrant......................................6
 1.9 Data Processing...........................................................6

ITEM 2. DESCRIPTION OF PROPERTIES..............................................6

ITEM 3. LEGAL PROCEEDINGS......................................................6

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................7

                                     PART II
                             ----------------------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..............7

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS...................................8

ITEM 7. FINANCIAL STATEMENTS..................................................20

ITEM 8. CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON   ACCOUNTING
        AND FINANCIAL DISCLOSURE..............................................41

                                    PART III
                              ---------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT ....................41

ITEM 10. EXECUTIVE COMPENSATION...............................................41

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......41

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................41


                                    PART IV
                              ---------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.....................................42

SIGNATURES....................................................................43

EXHIBITS

                                     PART I
                              ---------------------

ITEM 1      DESCRIPTION OF BUSINESS

       1.0  Forward-Looking Statements

         This report may contain certain "forward-looking" statements as such term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, which represent expectations or beliefs of the Company, including but not limited to statements concerning the Company's operations, economic performance, financial condition, growth and acquisition strategies, investments, and future operational plans. The Company includes Jacksonville Bancorp, Inc. (the "Holding Company"), its wholly-owned subsidiary, The Jacksonville Bank (the "Bank"), and the Bank's wholly-owned subsidiary, Fountain Financial, Inc., (the "Insurance Agency"). For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "will", "expect", "believe", "anticipate", "intend", "could", "estimate", "might", or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements.

         These  statements  by  their  nature  involve   substantial  risks  and
uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors. The risks and uncertainties and factors affecting actual results include those discussed in this and other Holding Company filings with the Securities and Exchange Commission, including but not limited to (i) the risks associated with new businesses, including initial unplanned lack of profitability, greater than usual financial sensitivity to adverse economic conditions, and the potential inability to raise additional capital when needed; (ii) general economic and political conditions, both domestic and international, and governmental monetary policies; (iii) competitive conditions in banking markets, specifically in Florida and Jacksonville; (iv) changes in legislation and banking regulatory policy, including bank deregulation and interstate expansion, which could adversely affect the banking industry; (v) the ability of the Company to attract and retain talented and experienced senior management and employees; (vi) changes in the interest rate environment; (vii) the Bank's ability to attract deposits and make loans on favorable terms; (viii) the Bank's ability to minimize credit risk and nonperforming assets; (ix) the quality and composition of the Bank's loan and investment portfolios; (x) the Company's ability to forecast revenues and timely control or reduce operating expenses; (xi) changes in relevant accounting principles; and (xii) the pace of technological change in the banking and financial industry and the Bank's capacity to adapt to such technological changes.

         1.1      General

         The Holding Company was incorporated under the laws of the State of Florida on October 24, 1997, for the purpose of organizing the Bank and purchasing 100% of the outstanding capital stock of the Bank. The Holding Company's only business is the ownership and operation of the Bank, and its fiscal year ends December 31. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank opened for business on May 28, 1999, and provides a variety of community banking services to businesses and individuals in Jacksonville, Florida.

         The Bank provides a variety of competitive banking services, including Internet banking. In order to compete with the financial institutions in the market, the Bank uses its independent status to the fullest extent. This includes an emphasis on specialized services for the small business owner and professional and personal contacts by the officers, directors and employees of the Bank. Loan participations are arranged for customers whose loan demands exceed the Bank's lending limits. The Bank has also entered into a customer access agreement with New England Life Insurance Company, New England Securities Corporation and a local insurance agency, Florida Financial Group, Inc., under which the Bank will receive commissions and other compensation for referral of customers who purchase insurance, annuities, securities and similar products offered by New England through Florida Financial Group. Management believes this is another effective way to provide a variety of services to Bank clients.

         Substantial consolidation of the Florida banking market has occurred since the early 1980's. According to the FDIC, the number of commercial banking entities operating in Florida declined from approximately 550 as of December 31, 1980, to approximately 200 as of June 30, 1998, or approximately 64% over the 17 year period. Management believes Florida has been particularly attractive to regional bank holding companies because it is the fourth largest state in the country in terms of total population (16 million) and is the third fastest growing state in the country (approximately 23.5% from 1990 to 2000). As more out-of-state bank holding companies enter the Florida market, the Company believes that the number of depository institutions headquartered and operating in Florida will continue to decline. The recent consolidation also has dislocated qualified banking professionals who have strong ties to, and an understanding of, their local markets. The Bank concentrates its marketing effort on the advantages of local ownership and management, as well as fiscal responsibility, personal service and customer relationships at the local level. The Bank's marketing program is directed primarily towards small and medium-size businesses (annual sales up to $20 million), professional firms and active affluent consumers. Particular emphasis is placed on building personal face-to-face relationships. The Bank's management and business development teams have extensive experience with individuals and companies within these targeted market segments in the Jacksonville area. Based on their experience, management believes the Bank has been and will continue to be effective in gaining market share in a banking environment generally characterized by a high level of customer discontent.

         1.2      Regulation and Supervision

         The Bank and the Holding Company operate in a highly regulated environment, and statutes, regulations and administrative policies govern their business activities. The business activities of the Bank and the Holding Company are supervised by a number of regulatory agencies, including the Federal Reserve Board of Governors (the "Federal Reserve"), the Florida Department of Banking and Finance ("the Florida DBF") and the FDIC.

         The Holding Company is regulated by the Federal Reserve under the Federal Bank Holding Company Act ("BHC Act"), which requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve (pursuant to regulation and published policy statement) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve policy, the Holding Company may be required to provide financial support for a subsidiary bank at a time when, absent such Federal Reserve policy, the Holding Company may not deem it advisable to provide such assistance.

         Until March of 2000, a bank holding company was generally prohibited from acquiring control of any company which was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. In April 1997, the Federal Reserve Board revised and expanded the list of permissible non-banking activities in which a bank holding company could engage, however, limitations continue to exist under certain laws and regulations. The recently passed Gramm-Leach-Bliley Act repeals certain regulations pertaining to bank holding companies and eliminates many of the previous prohibitions.
Specifically, Title I of the Gramm-Leach-Bliley Act repeals Sections 20 and 32 of the Glass-Steagall Act (12 U.S.C.ss.377 and ss.78, respectively) and is intended to facilitate affiliations among banks, securities firms, insurance firms, and other financial companies. To further this goal, the Gramm-Leach-Bliley Act amends Section 4 of the BHC Act (12 U.S.C.ss.1843) to authorize bank holding companies and foreign banks that qualify as "financial holding companies" to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. The activities of bank holding companies that are not financial holding companies would continue to be limited to activities authorized currently under the BHC Act, such as activities that the Federal Reserve Board previously has determined in regulations and orders issued under Section 4(c)(8) of the BHC Act to be closely related to banking and permissible for bank holding companies.

         As a state bank and a subsidiary of the Holding Company, the Bank is subject to the supervision of the Florida DBF, the FDIC and the Federal Reserve. With respect to expansion, the Bank may establish branch offices anywhere within the State of Florida with regulatory approval. The Bank is also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Holding Company, is subject to restrictions under federal law in dealing with the Holding Company and other affiliates. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

         Loans and extensions of credit by state banks are subject to legal lending limitations. Under state law, a state bank may generally grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person. In addition, a state bank may grant additional loans and extensions of credit to the same person of up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limits only if they qualify under one of several exceptions.

         The Company is subject to regulatory capital requirements imposed by the Federal Reserve and the FDIC. Both the Federal Reserve and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk- profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk-based capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have minimum capital equivalent to 8% of risk-weighted assets to be considered adequately capitalized. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one-to-four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

         At December 31, 2000, the Bank's total risk-based capital and Tier 1 ratio were 15.07% and 13.04%, respectively.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), created five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA, and which are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, an entity controlling a bank (i.e., the holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets at the time it became undercapitalized or the amount which is necessary to bring the institution into compliance with all capital standards. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

         The FDICIA required each federal banking agency to prescribe, for all insured depository institutions and their holding companies, standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. In addition, the federal banking regulatory agencies were required to prescribe by regulation standards specifying: (i) maximum classified assets to capital ratios; (ii) minimum earnings sufficient to absorb losses without impairing capital; (iii) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or depository institution holding companies; and (iv) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency was required to prescribe standards for employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement a plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and until corrected, may impose restrictions on the institution or the holding company including any of the restrictions applicable under the prompt corrective action provisions of FDICIA.

         In response to the directive issued under FDICIA, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by FDICIA. The following table reflects the capital thresholds:

                                              Total Risk-Based          Tier 1 Risk-Based        Tier 1 Leverage
                                              Capital Ratio             Capital Ratio            Ratio
                                              ----------------          -----------------        ---------------

Well capitalized (1)                          10%                       6%                       5%
Adequately capitalized (1)                    8%                        4%                       4%(2)
Under capitalized (3)                         less than 8%              less than 4%             less than 4%
Significantly undercapitalized                less than 6%              less than 3%             less than 3%
Critically undercapitalized                    ---                       ---                     less than 2%

(1)      An institution must meet all three minimums.

(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

(3) An institution falls into this category if it is below the adequately capitalized level for any of the three capital measures.

         Under these capital categories, the Bank is classified as well-capitalized.

         The FDICIA also provided that banks must meet safety and soundness standards. In order to comply with the FDICIA, the Federal Reserve and the FDIC adopted final Rules which institute guidelines defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, director and officer compensation, asset quality, earnings and stock valuation. Both the capital standards and the safety and soundness standards which FDICIA implements were designed to bolster and protect the deposit insurance fund.

         As a bank holding company, the Holding Company is required to file with the Federal Reserve an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve may require pursuant to the Act. The Federal Reserve may also make examinations of the Holding Company and its subsidiary. As a state bank, the Bank is also subject to examination and review by the Florida DBF. The Bank submits to the FDIC quarterly reports of condition, and files such additional reports as may be required by state or federal banking rules and regulations.

         Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, existing restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, such that the Holding Company and any other bank holding company located in Florida would be able to acquire any Florida-based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date, or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate. De novo branching by an out-of-state bank would be permitted only if is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. Florida permits interstate branching by acquisition, but not by de novo branching.

         Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. Accordingly, the scope of regulation and permissible activities of the Company are subject to change by future federal and state legislation or regulation.

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

         In its January, 2001 issue, Expansion Management Magazine rated Jacksonville as the "Number Four" city in America for business relocation and expansion and evaluated factors such as business environment, quality and availability of workers, operating costs, taxes, incentives, and quality of life.

         Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects such bank's loan activities and general growth. Primary competitive factors include interest rates on deposits and loans, service charges on deposit accounts, the availability of unique financial services products, a high level of personal service, and personal relationships between Bank officers and Bank customers. The Bank competes with financial institutions which have greater financial resources than the Bank, and which may be able to offer more services, unique services, or possibly better terms to their customers. The directors and management, however, believe that the Bank will be able to attract sufficient deposits to enable effective competition with other area financial institutions.

         The Bank is in competition with existing area financial institutions, including commercial banks and savings institutions, insurance companies', consumer finance companies, brokerage houses, mortgage banking companies, credit unions and other business entities which target traditional banking markets. The Bank faces increased competition due to the recently enacted Gramm-Leach-Bliley Act (discussed above) which allows insurance firms, securities firms, and other non-traditional financial companies to provide traditional banking services. Due to the growth of the Jacksonville area, it can be anticipated that significant competition will continue from existing financial services providers, as well as new entrants to the market.

         1.4      Deposits

         The Bank offers a wide range of interest-bearing and noninterest-bearing deposit accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, statement savings accounts, and certificates of deposit with fixed rates and a range of maturity date options. The sources of deposits are primarily residents, businesses and employees of businesses within the Bank's market areas, obtained through the personal solicitation of the Bank's officers and directors, direct mail solicitation and advertisements published in the local media. The Bank pays competitive interest rates on time and savings deposits. In addition, the Bank's service charge fee schedule is competitive with other area financial institutions, covering such matters as maintenance and per item processing fees on checking accounts and special handling charges. The Bank is also part of the Star and Cirrus ATM networks.

         1.5      Loan Portfolio

         The Bank serves the financing needs of the Jacksonville community by offering a variety of different loan products. Commercial loans include both collateralized and uncollateralized loans for working capital (including inventory and receivables), business expansion (including real estate acquisitions and improvements), and purchase of equipment and machinery. Consumer loans include collateralized and uncollateralized loans for financing automobiles, boats, home improvements, and personal investments. The Bank primarily enters into lending arrangements for its loans with individuals who are familiar to management and who are residents of the Bank's principal market areas.

         The Bank's Board of Directors has adopted certain policies and procedures to guide individual loan officers in carrying out the lending functions of the Bank. The Board of Directors has formed a Directors' Loan Committee and appointed five directors to provide the following oversight: (i) ensure compliance with the Bank's loan policy, procedures and guidelines as well as appropriate regulatory requirements; (ii) approve loans above an aggregate amount of $500,000 to any entity or its related interests; (iii) approve lending authority for individual officers; (iv) monitor the Bank's loan review systems; and (v) review the adequacy of the Bank's loan loss reserve.

         The Board of Directors realizes that occasionally loans need to be made which fall outside the typical policy guidelines. Consequently, the Bank's CEO has the authority to make certain policy exceptions on loans up to $500,000. Policy exceptions on loans greater than $500,000 must be approved by the Directors' Loan Committee, and the Board of Directors reviews reports of all loans and all policy exceptions at its regularly scheduled monthly meetings. Both internal and outside independent auditors also evaluate the quality of the loans being made by the Bank and determines if they are being made in accordance with the guidelines established by the Bank's Board of Directors.

         Management recognizes that credit losses will be experienced and the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan, as well as general economic conditions. Management intends to maintain an adequate allowance for loan losses based on, among other things, industry standards, management's experience, the Bank's historical loan loss experience, evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. The Bank follows a conservative lending policy, but one which permits prudent risks to assist businesses and consumers primarily in the Bank's principal market areas. Interest rates vary depending on the cost of funds to the Bank, the loan maturity, the degree of risk, and other loan terms. As appropriate, interest rates are adjustable with fluctuations in the "prime" rate. The long-term loan-to-deposit ratio target is 85%-90%. Management believes this range will allow the Bank to meet the credit needs of customers while maintaining adequate liquidity.

         The Bank's commercial loans are primarily underwritten on the basis of the borrowers' ability to service such debt from income. As a general practice, the Bank takes as collateral a security interest in any available real estate, equipment, or other chattel, although such loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets.

         Consumer loans made by the Bank include automobiles, recreational vehicles, boats, second mortgages, home improvements, home equity lines of credit, personal (collateralized and uncollateralized) and deposit account collateralized loans. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower, the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made based on up to a ten-year term.

         1.6      Investments

         The primary objective of the Bank's investment portfolio is to develop a mixture of investments with maturities and compositions so as to earn an acceptable rate of return while meeting the liquidity requirements of the Bank. This is accomplished by matching the maturity of assets with liabilities to the greatest extent possible.

         The Bank invests primarily in obligations guaranteed by the U.S. government and government sponsored agencies. The Bank also enters into federal funds transactions through its principal correspondent banks and is typically a net seller of funds. Investments with a maturity in excess of one year are generally readily salable on the open market.

         1.7      Employees

         As of December 31, 2000, the Bank and the Company had 23 full-time equivalent employees.

         1.8      Executive Officers of the Registrant

Cheryl L. Whalen, age 39, is the Executive Vice President and Chief Financial Officer for the Holding Company and the Bank. Ms. Whalen is also Chief Administrative Officer and Cashier of the Bank, and has over 20 years of experience in the financial services industry. From March 1990 until March 1999, Ms. Whalen was with the O'Neil Companies and Merchants and Southern Bank in Gainesville, Florida; initially as Senior Vice President and Cashier, and later as Executive Vice President and Chief Financial Officer, and President of O'Neil Management Services, Inc. Ms. Whalen has a Certified Internal Auditor
designation and is a graduate of Florida State University, where she received her Bachelor of Science degree in Accounting.

Scott M. Hall, age 36, is Senior Vice President and Senior Loan Officer of the Bank. Mr. Hall has 15 years of experience in the financial services industry. Prior to joining the Bank, he was employed with First Union National Bank in Jacksonville for 8 years as Vice President/Commercial Banking Relationship Manager. His community activities include the Jacksonville Chamber of Commerce and Habitat for Humanity, and he is a member of the Clay County General Government Committee. Mr. Hall is a graduate of the University of North Florida, where he received his Bachelor of Business Administration degree in Finance.

         1.9      Data Processing

         The Bank currently has an agreement with Metavante Corporation, formerly known as M&I Data Services, to provide its core processing and support certain customer products and delivery systems. The Company believes that Metavante Corporation will be able to provide state-of-the-art data processing and customer service-related processing at a competitive price to support the Company's future growth.

ITEM 2   DESCRIPTION OF PROPERTIES

         The Company leases 5,000 square feet of office space for its headquarters in downtown Jacksonville. The five year lease calls for rent of $18.72 per square foot including common area maintenance fees and is subject to annual rent increases of 4%.

         On June 11, 1998, the Company purchased branch office quarters located at 10325 San Jose Boulevard, Jacksonville, Florida and expanded the location from 2,777 square feet to 3,015 square feet, with three drive-through teller stations. The purchase price was $587,500 and the cost of renovation was approximately $500,000.

         On April 23, 1998, the Company entered into a lease agreement to lease the Bank's temporary quarters at 13245 Atlantic Boulevard, Suite 5, Jacksonville, Florida 32225. The five year lease calls for rent of $1,893 per month plus common area maintenance fees.

         On January 28, 2000, the Company  purchased land at 12740-200  Atlantic
Boulevard,   Jacksonville,  Florida  for  a  purchase  price  of  $600,000.  The construction of a freestanding branch on that land cost $530,000 and was completed in July, 2000.

ITEM 3   LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or to which any of their properties are subject; nor are there material proceedings known to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer, affiliate or any principal security holder of the Bank or the Holding Company, or any associate of any of the foregoing is a party or has an interest adverse to the Company.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II
                             -----------------------

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     The Company's common stock, $.01 par value (the "Common Stock") began trading on the over-the-counter bulletin board on September 13, 1999, at $10.50 per share.

     The following shows the high and low bid prices as reported on the over-the-counter bulletin board for each quarter since September 13, 1999. The prices quoted reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                    High                      Low
                                    ----                      ---
Third Quarter 1999                  $10.5000                  $10.0000
Fourth Quarter 1999                 $10.5000                  $ 8.6250
First Quarter 2000                  $10.5000                  $ 8.2500
Second Quarter 2000                 $10.4375                  $ 9.7500
Third Quarter 2000                  $10.2500                  $ 9.7500
Fourth Quarter 2000                 $ 9.7500                  $ 8.6250

     The total number of holders of record of Common Stock as of March 19, 2001, was approximately 250. The Common Stock closed at $9.50 on that date.

         Due to the fact that the Holding Company and the Bank are both relatively new operations, it is the policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the successful operations of the Company. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Bank's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

         The Holding Company's ability to pay dividends on the Common Stock depends significantly on the ability of the Bank to pay dividends to the Holding Company in amounts sufficient to service its obligations. Such obligations may include an obligation to make any payments with respect to securities issued in the future which have an equal or greater dividend preference to the Holding Company's common stock. The Holding Company may also issue additional capital stock or incur indebtedness.

         In addition, the Bank will be restricted in its ability to make capital distributions to the Holding Company under Florida banking laws and by regulations of the Florida DBF. All dividends must be paid out of current net profits then on hand plus retained net profits of the preceding two years, after deducting bad debts, depreciation and other worthless assets, and after making provision for reasonably anticipated future losses on loans and other assets. A state bank may not declare a dividend which would cause the capital accounts of a bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida DBF or any federal regulatory agency.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                             SELECTED FINANCIAL DATA
                   At December 31, or for the Year then Ended
                (Dollars in thousands, except per share figures)



                                                                                                      2000          1999
                                                                                                      ----          ----
At Year End:
Cash and cash equivalents.................................................................       $   2,385         1,479
Securities................................................................................           3,145         2,005
Loans, net................................................................................          34,183         7,968
All other assets..........................................................................           5,323         3,116
                                                                                                    ------       -------

         Total assets.....................................................................       $  45,036        14,568
                                                                                                    ======        ======

Deposit accounts..........................................................................          37,341         6,174
All other liabilities.....................................................................             156           155
Stockholders' equity......................................................................           7,539         8,239
                                                                                                    ------        ------

         Total liabilities and stockholders' equity.......................................       $  45,036        14,568
                                                                                                    ======        ======

For the Year:

Total interest income.....................................................................           2,052           398
Total interest expense....................................................................             889           102
                                                                                                   -------       -------

Net interest income.......................................................................           1,163           296
Provision for loan losses.................................................................             264            81
                                                                                                   -------     ---------

Net interest income after provision for loan losses.......................................             899           215
                                                                                                   -------      --------

Noninterest income........................................................................             261            55
Noninterest expenses......................................................................           2,326         2,078
                                                                                                    ------       -------

Loss before income tax benefit............................................................          (1,166)       (1,808)
Income tax benefit........................................................................            (436)         (685)
                                                                                                    ------       -------

Net loss .................................................................................       $    (730)       (1,123)
                                                                                                    ======        ======

Basic and diluted loss per share..........................................................       $    (.72)        (1.84)
                                                                                                   =======       =======

Ratios and Other Data:

Return on average assets..................................................................           (2.53)%      (12.35)%
Return on average equity..................................................................           (9.36)%      (20.26)%
Average equity to average assets..........................................................           27.06%        60.96%
Interest-rate spread during the period....................................................            3.70%         1.46%
Net yield on average interest-earning assets..............................................            5.15%         4.90%
Noninterest expenses to average assets....................................................            8.07%        22.87%
Ratio of average interest-earning assets to average interest-bearing
         liabilities......................................................................            1.37          3.04
Nonperforming loans and foreclosed real estate as a percentage of
         total assets at end of year......................................................               -             -
Allowance for loan losses as a percentage of total loans at end of year...................            1.00%         1.00%
Total number of banking offices...........................................................               3             3
Total shares outstanding at end of year...................................................       1,017,066     1,017,066
Book value per share at end of year.......................................................          $ 7.41          8.10


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     Years Ended December 31, 2000 and 1999

                                     General

The Holding Company was incorporated on October 24, 1997. The Holding Company owns 100% of the outstanding common stock of the Bank. During 2000, the Bank formed the Insurance Agency. The Holding Company was organized simultaneously with the Bank and its primary business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the FDIC. The Bank opened for business on May 28, 1999, and provides a variety of community banking services to businesses and individuals in Duval County, Florida. The Insurance Agency's primary business activities consist of referral of customers of the Bank to third parties for sale of insurance products.

                           Forward-Looking Statements

The following discussions contain forward-looking statements that are based on assumptions and describe future plans, strategies, and expectations of the Bank and the Company. These forward-looking statements are generally identified by use of words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate," "might," "continue," or the negative or other variations thereof or comparable terminology. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. The Company does not undertake--and specifically disclaims--any obligation to publicly release the results of any revisions after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

                         Liquidity and Capital Resources

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds. A state-chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts subject to certain restrictions. The reserve may consist of cash-on-hand, demand deposits due from correspondent banks, and other investments and short-term marketable securities. At December 31, 2000, the Bank exceeded its regulatory liquidity requirements.

The Company's primary source of cash during the year ended December 31, 2000 was from net deposit inflows of $31.2 million. Please see the additional disclosure on sources of funds under the section hereof entitled "Deposits and Other Sources of Funds." Cash was used primarily to originate loans, construct a new banking office and purchase securities. At December 31, 2000, the Company had outstanding commitments to originate loans totaling $4.1 million and commitments to borrowers for available lines of credit totaling $5.5 million.

                           Regulation and Legislation

As a state-chartered commercial bank, the Bank is subject to extensive regulation by the Florida DBF and the FDIC. The Bank files reports with the Florida DBF and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are performed by the Florida DBF and the FDIC to monitor the Bank's compliance with the various regulatory requirements. The Holding Company and the Bank, as a wholly-owned subsidiary, are also subject to regulation and examination by the Federal Reserve.

                                   Credit Risk

The Company's primary business is making commercial, business, consumer, and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond the control of the Company. While the Company has instituted underwriting guidelines and credit review procedures to protect the Company from avoidable credit losses, some losses will inevitably occur. At December 31, 2000, the Company had no nonperforming assets or loans delinquent 90 days or more, and has no charge-off experience.

The following table presents information regarding the Company's total allowance for losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

                                                                                     At December 31,
                                                                                     --------------
                                                                                2000                      1999
                                                                                ----                      ----
                                                                                       % of                    % of
                                                                                       Total                   Total
                                                                        Amount         Loans       Amount      Loans
                                                                        ------         -----       ------      -----
               Commercial loans.......................................   $  98          28.5%      $ 21          26.0%
               Commercial real estate loans...........................      55          16.0         26          32.4
               Residential real estate loans..........................      22           6.4         26          31.8
               Consumer and other loans...............................      27           7.8          8           9.8
               Unallocated general allowance..........................     142          41.3          -             -
                                                                           ---          ----        ---          ----

               Total allowance for loan losses........................   $ 344         100.0%      $ 81         100.0%
                                                                           ===         =====         ==         =====

               Allowance for credit losses as a percentage
                  of the total loans outstanding......................    1.00%                    1.00%
                                                                          ====                     ====

                           Loan Portfolio Composition

Commercial loans comprise the largest group of loans in the Company's portfolio amounting to $18.1 million, or 52.4% of the total loan portfolio as of December 31, 2000. Commercial real estate loans comprise the second largest group of loans in the Company's loan portfolio, amounting to $7.3 million or 21% of the total loan portfolio as of December 31, 2000. As of December 31, 2000, residential real estate loans amounted to $5.7 million or 16.7% of the total loan portfolio. The following table sets forth the composition of the Company's loan portfolio:



                                                                                        At December 31,
                                                                                        --------------
                                                                                  2000                     1999
                                                                                  ----                     ----
                                                                                       % of                        % of
                                                                           Amount   Total Loans        Amount    Total Loans
                                                                           ------   -----------        ------    -----------
                                                                                           ($ in thousands)


         Commercial real estate........................................    $  7,254      21.0%      $ 2,613      32.4%
         Residential real estate.......................................       5,748      16.7         2,567      31.8
         Commercial....................................................      18,078      52.4         2,092      26.0
         Consumer and other............................................       3,417       9.9           788       9.8
                                                                             ------     -----         -----      ----

                                                                             34,497     100.0%        8,060     100.0%
                                                                                        =====                   =====

         Less:
         Allowance for loan losses.....................................        (344)                    (81)
         Net deferred costs (fees).....................................          30                     (11)
                                                                           --------                   -----

         Loans, net....................................................    $ 34,183                 $ 7,968
                                                                             ======                   =====

                                   Securities

The securities portfolio is comprised of U.S. Government agency securities, mortgage-backed securities and a State of Israel Bond. According to Financial Accounting Standards No. 115, the securities portfolio is categorized as either "held to maturity," "available for sale" or "trading." Securities held to maturity represent those securities which the Company has the positive intent and ability to hold to maturity. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from operations and reported in other comprehensive income (loss). Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. At December 31, 2000, the Company had no securities categorized as trading.

The following table sets forth the amortized costs and fair value of the Company's securities portfolio:

                                                                  At December 31, 2000         At December 31, 1999
                                                                  --------------------         --------------------
                                                                  Amortized       Fair         Amortized       Fair
                                                                    Cost          Value          Cost          Value
                                                                    ----          -----          ----          -----
     Securities available for sale:
         U.S. Government agency securities..................      $ 2,000,000   1,996,590      2,000,000     1,955,221
         Mortgage-backed securities.........................        1,090,828   1,098,830         -              -
                                                                    ---------   ---------      ---------     ---------

                                                                  $ 3,090,828   3,095,420      2,000,000     1,955,221
                                                                    =========   =========      =========     =========

     Security held to maturity:
         State of Israel Bond...............................      $    50,000      50,000         50,000        50,000
                                                                    =========   =========      ==========    =========

The following table sets forth, by maturity distribution, certain information pertaining to the securities:

                                                                   Available for Sale           Held to Maturity
                                                                   ------------------           ----------------
                                                                Carrying      Average        Carrying      Average
                                                                   Value      Yield             Value      Yield
                                                                --------      -------        --------      -------
     At December 31, 2000:
         Due in less than one year.....................        $   500,085     6.03%         $      -            -%
         Due after one year through five years.........            998,445     6.52                 -            -
         Due after five through ten years..............                  -        -            50,000         7.50
         Due after ten years...........................            498,060     7.70                 -            -
         Mortgage-backed securities....................          1,098,830     7.12                 -            -
                                                                 ---------                   --------
              Total....................................        $ 3,095,420     6.84%         $ 50,000         7.50%
                                                                 =========     ====            ======         ====

     At December 31, 1999:
         Due after one year through five years.........          1,475,962     6.36%               -
         Due after five through ten years..............                  -        -           50,000          7.50
         Due after ten years...........................            479,259     7.70                -             -
                                                                 ---------                    ------

              Total....................................        $ 1,955,221     6.69%         $50,000          7.50%
                                                                 =========     ====           ======          ====

                         Regulatory Capital Requirements

The Bank is required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders' equity. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

                                                                                               To Be Well Capitalized
                                                                      Minimum For Capital      for Purposes of Prompt
                                                 Actual               Adequacy Purposes        and Corrective Action
                                            --------------         ----------------------      ----------------------
                                            Amount       %           Amount          %          Amount          %
                                            ------      ---          ------         ---         ------         ---
                                                                    (dollars in thousands)
         At December 31, 2000:
         Total Capital (to Risk-
         Weighted Assets)  .........       $ 5,577    15.07%       $ 2,961        8.00%         $ 3,701        10.00%
         Tier I Capital (to Risk-
         Weighted Assets)  .........         5,233    14.14          1,481        4.00            2,221         6.00
         Tier I Capital
         (to Average Assets)........         5,233    13.04          1,605        4.00            2,007         5.00

         At December 31, 1999:
         Total Capital (to Risk-
         Weighted Assets)  .........         6,102    58.10            840        8.00            1,050        10.00
         Tier I Capital (to Risk-
         Weighted Assets)  .........         6,022    57.30            420        4.00              630         6.00
         Tier I Capital
         (to Average Assets)........         6,022    46.20            521        4.00              651         5.00


                                   Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, management actively monitors and manages its interest rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 7 of the Notes to Consolidated Financial Statements.

The Company's primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on the Bank's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. The Company relies primarily on its asset-liability structure to control interest-rate risk. However, a sudden and substantial change in interest rates may adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Company does not engage in trading activities.

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

The following table sets forth certain information relating to the Company's interest-earning assets and interest-bearing liabilities at December 31, 2000 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

                                                     More
                                                     than        More
                                         Less        Three       Than Six     More          More Than
                                         Than        Months      Months       Than One      Five       Over
                                         Three       to Six      to One       Year to       Years to   Ten
                                         Months      Months      Year         Five Years    Ten Year   Years   Total
                                         ------      ------      ----         ----------    --------   -----   -----
Loans (1):
    Variable rate..................... $ 16,839           1           2          228            -         -    17,070
    Fixed rate........................      888         475       2,051        9,351        3,693       969    17,427
                                         ------         ---       -----       ------        -----     -----    ------

         Total loans..................   17,727         476       2,053        9,579        3,693       969    34,497

Federal funds sold....................      150           -           -            -            -         -       150
Securities (2)    ....................        -           -         500          998           50     1,597     3,145
                                         ------        ----       -----       ------       ------     -----   -------

         Total rate-sensitive assets..   17,877         476       2,553       10,577        3,743     2,566    37,792
                                         ------         ---       -----       ------        -----     -----    ------

Deposit accounts (3):
    Savings and NOW deposits..........   14,448           -           -            -            -         -    14,448
    Money-market deposits.............    2,046           -           -            -            -         -     2,046
    Time deposits ....................      519       1,364       9,543        1,672            -         -    13,098
                                         ------       -----       -----       ------          ---       ---    ------

         Total rate-sensitive
         liabilities..................   17,013       1,364       9,543        1,672            -         -    29,592
                                         ------       -----       -----       ------          ---       ---    ------
    Gap repricing differences......... $    864        (888)     (6,990)       8,905        3,743     2,566     8,200
                                         ======         ===       =====        =====        =====     =====    =====

Cumulative Gap........................      864        (24)     (7,014)        1,891        5,634     8,200
                                         ======         ==       =====         =====        =====     =====

Cumulative Gap/total assets...........      1.9%       (.1)%     (15.6)%         4.2%        12.5%     18.2%
                                           ====         ===        ====          ===         ====      ====

(1) In preparing the table above, adjustable-rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed-rate loans are scheduled, including repayments, according to their contractual maturities.
(2) Securities are scheduled through the maturity dates.
(3) Money-market, NOW, and savings deposits are regarded as readily accessible withdrawable accounts. Time deposits are scheduled through the maturity dates.

The following table reflects the contractual principal repayments by period of the Company's loan portfolio at December 31, 2000 (in thousands):

                                                   Commercial
                                                     Real       Residential
         Years Ending                               Estate       Mortgage     Commercial         Consumer
         December 31,                                Loans        Loans          Loans            Loans         Total
         ------------                              ----------   -----------   ----------         --------       -----
           2001.............................         $ 1,334           57          8,563           2,187       12,141
           2002.............................           1,322          231          1,630             451        3,634
           2003.............................             311           57          2,263             267        2,898
           2004.............................             640           62            494             130        1,326
           2005.............................           1,759          285          2,854             244        5,142
           2006-2010........................           1,684        4,484          1,827             138        8,133
           2011 and beyond..................             204          572            447               -        1,223
                                                      ------        -----        -------        --------      -------

           Total............................         $ 7,254        5,748         18,078           3,417       34,497
                                                       =====        =====         ======           =====      =======

Of the $22.4 million of loans due after 2001, 62.7% of such loans have fixed interest rates and 37.3% have adjustable interest rates.

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

Origination, Sale and Repayment of Loans. The Company generally originates loans in its primary geographical lending area in Northeast Florida. The following table sets forth total loans originated and repaid:

                                                                                            Years Ended December 31,
                                                                                            -----------------------
                                                                                             2000              1999
                                                                                             ----              ----
                                                                                                 (in thousands)

      Originations:
         Commercial loans................................................................    $ 24,400          5,171
         Commercial real estate loans....................................................       5,772          2,617
         Residential mortgage loans......................................................       5,061          3,320
         Consumer loans..................................................................       3,890          1,078
                                                                                              -------         ------

             Total loans originated......................................................      39,123         12,186

         Less-
         Principal reductions............................................................      12,686          4,126
                                                                                               ------         ------

         Increase in total loans.........................................................    $ 26,437          8,060
                                                                                               ======         ======

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

Management sets the deposit interest rates weekly based on a review of deposit flows for the previous week, a survey of rates among competitors and other financial institutions in Florida.

The following table shows the distribution of, and certain other information relating to, the Company's deposit accounts by type (dollars in thousands):

                                                                                At December 31,
                                                                                --------------
                                                                      2000                         1999
                                                                      ----                         ----
                                                                             % of                        % of
                                                               Amount         Deposits     Amount        Deposits
                                                               ------         --------     ------        --------

         Demand deposits.....................................  $  7,749       20.8%        $ 2,205         35.7%
         Savings and NOW deposits............................    14,448       38.7             849         13.8
         Money-market deposits...............................     2,046        5.4           2,689         44.5
                                                                 -------     -----           -----         ----

                  Subtotal...................................    24,243       64.9           5,743         93.0
                                                                 ------      -----           -----         ----

         Certificate of deposits:
                  4.00% - 4.99%..............................        18          -              75          1.3
                  5.00% - 5.99%..............................       327         .9             161          2.6
                  6.00% - 6.99%..............................     7,080       19.0             195          3.1
                  7.00% - 7.12%..............................     5,673       15.2               -            -
                                                                 ------      -----           -----         ----

         Total certificates of deposit (1)...................    13,098       35.1             431          7.0
                                                                 ------      -----          ------         ----

         Total deposits......................................  $ 37,341      100.0%        $ 6,174        100.0%
                                                                 ======      =====           =====        =====

(1) Includes individual retirement accounts ("IRAs'") totaling $101 and $67 at December 31, 2000 and 1999, respectively, all of which are in the form of certificates of deposit.



Jumbo certificates ($100,000 and over) mature as follows (in thousands):
                                                                                                       At December 31,
                                                                                                       ---------------
                                                                                                      2000       1999
                                                                                                      ----       ----
         Due three months or less...........................................................       $   359        100
         Due more than three months to six months...........................................           358          -
         More than six months to one year...................................................         5,603          -
         One to five years..................................................................         1,000          -
                                                                                                     -----       ----

                                                                                                   $ 7,320        100
                                                                                                     =====        ===

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

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest and dividend income of the Company from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest-rate spread; and (v) net interest margin. Average balances are based on average daily balances.

                                                                  2000                                   1999
                                                   --------------------------------     --------------------------------
                                                                Interest    Average                  Interest    Average
                                                    Average       and        Yield/     Average        and        Yield/
                                                    Balance     Dividends     Rate      Balance      Dividends     Rate
                                                   --------     ---------   -------     -------      ---------   -------
Interest-earning assets:
     Loans.........................................   $ 18,176      1,760      9.68%    $  1,696         158      9.32%
     Securities....................................      2,395        165      6.88        1,024          68      6.64
     Other interest-earning assets (1).............      2,015        127      6.30        3,320         172      5.18
                                                        ------      -----                  -----         ---

         Total interest-earning assets.............     22,586      2,052      9.09        6,040         398      6.59
                                                                    -----                                ---

Noninterest-earning assets.........................      6,251                             3,051
                                                        ------                             -----

         Total assets..............................   $ 28,837                           $ 9,091
                                                        ======                            ======

Interest-bearing liabilities:
     Savings and NOW deposits......................     10,822        535      4.94          359          10      2.79
     Money-market deposits.........................      1,502         74      4.93          896          38      4.24
     Time deposits.................................      4,105        275      6.70          194           9      4.64
     Other borrowings..............................         75          5      6.67          538          45      8.36
                                                        ------      -----                  -----         ---

         Total interest-bearing liabilities........     16,504        889      5.39        1,987         102      5.13
                                                                    -----                                ---

Noninterest-bearing deposits.......................      4,346                             1,327
Noninterest-bearing liabilities....................        184                               235
Stockholders' equity...............................      7,803                             5,542
                                                         -----                             -----

         Total liabilities and
           stockholders' equity....................   $ 28,837                           $ 9,091
                                                        ======                            ======

Net interest/dividend income.......................               $ 1,163                              $ 296
                                                                    =====                                ===

Interest-rate spread (2)...........................                            3.70%                              1.46%
                                                                               ====                               ====

Net interest margin (3)............................                            5.15%                              4.90%
                                                                               ====                               ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities..........          1.37                           3.04
                                                             ====                           ====

(1)  Includes federal funds sold.
(2) Interest-rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(3) Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in rate (change in rate multiplied by prior volume), (ii) changes in volume (change in volume multiplied by prior rate) and (iii) changes in rate-volume (change in rate multiplied by change in volume).

Year Ended December 31, 2000 vs. 1999:

                                                                                      Increase (Decrease) Due to
                                                                                    -------------------------------
                                                                                  Rate     Volume    Rate/Volume   Total
                                                                                  ----     ------    -----------   -----
                                                                                             (in thousands)
Interest-earning assets:
    Loans....................................................................     $  6      1,536        60        1,602
    Securities...............................................................        2         91         4           97
    Other interest-earning assets............................................       37        (68)      (14)         (45)
                                                                                    --       ----     -----       ------

      Total..................................................................       45      1,559        50        1,654
                                                                                    --      -----      ----        -----

Interest-bearing liabilities:
    Savings, money-market and NOW deposits...................................       14        318       229          561
    Time deposits............................................................        4        181        81          266
    Other borrowings.........................................................       (9)       (39)        8          (40)
                                                                                   ---      -----     -----       ------

      Total..................................................................        9        460       318          787
                                                                                  ----      -----       ---       ------

Net change in net interest income............................................     $ 36      1,099      (268)         867
                                                                                    ==      =====       ===       ======


Year ended December 31, 2000 compared to year ended December 31, 1999

     General. Net loss for the year ended December 31, 2000 was $730,366 or $.72 per basic and diluted share compared to a net loss of $1,123,333 or $1.84 per basic and diluted share in 1999. During the years ended December 31, 2000 and 1999, the Bank had not achieved the average asset size necessary to operate profitably. The Bank commenced operations on May 28, 1999.

     Interest Income and Expense. Interest income totaled $2,051,523 for the year ended December 31, 2000 compared to $398,003 in 1999. Interest earned on loans was $1,759,913 in 2000 compared to $158,145 in 1999. This increase resulted primarily from an increase in the average loan portfolio balance from $1.7 million for the year ended December 31, 1999 to $18.2 million for the year ended December 31, 2000 and an increase in the weighted average yield from 9.32% at December 31, 1999 to 9.68% for the year ended December 31, 2000.

         Interest on securities was $164,756 for the year ended December 31, 2000 compared to $67,714 for the year ended December 31, 1999. This increase resulted primarily from an increase in the average investment securities portfolio from $1.0 million for 1999 to $2.4 million for 2000. Interest on federal funds sold totaled $126,854 in 2000 compared to $172,144 in 1999. The average balance of these assets decreased from $3.3 million at December 31, 1999 to $2.0 million at December 31, 2000. This decrease was partially offset by an increase in the weighted-average yield from 5.18% in 1999 to 6.30% in 2000.

         Interest expense on deposit accounts amounted to $883,543 for the year ended December 31, 2000 compared to $57,319 in 1999. The increase resulted from an increase in the average balance of interest-bearing deposits from $2.0 million in 1999 to $16.5 million in 2000 and an increase in the weighted-average cost of interest-bearing deposits from 3.9% in 1999 to 5.4% in 2000. Interest on other borrowings amounted to $44,876 for the year ended December 31, 1999 and the weighted-average cost of other borrowings was 8.36%.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the year ended December 31, 2000 was $263,876 compared to $80,485 in 1999. The increase for 2000 was due to growth in the loan portfolio. Management believes that the allowance for loan losses of $344,361 at December 31, 2000 is adequate.

     Other Expense. Other expense totaled $2,325,767 for the year ended December
         31,  2000  compared to  $2,078,727  in 1999.  The  increase of $247,040 resulted primarily from an increase in occupancy expense of $245,319 resulting from the construction of a new banking office in 2000 as well as a full year of banking operations in 2000.

     Income Taxes.  The income tax benefit for the year ended  December 31, 2000 was $436,120 (an effective rate of 37.39%) compared to $684,823 in 1999 (an effective rate of 37.87%). The Company recognized an income tax benefit as well as a deferred tax asset because management believes it is more likely than not the Company will be able to generate taxable income in the future to realize these amounts.

                     Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a more significant impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

                         Future Accounting Requirements

Financial Accounting Standards 133 - Accounting for Derivative Investments and Hedging Activities (as amended) requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company is required to adopt this Statement January 1, 2001. Management does not anticipate that this Statement will have a material impact on the Company.




ITEM 7.  FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements
                                                                            Page

Independent Auditors' Report..................................................21

Consolidated Balance Sheets, December 31, 2000 and 1999.......................22

Consolidated Statements of Operations for the Years Ended
         December 31, 2000 and 1999...........................................23

Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 2000 and 1999...............................24

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2000 and 1999...........................................25

Notes to Consolidated Financial Statements for the Years Ended
         December 31, 2000 and 1999........................................26-40

         All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

                          Independent Auditors' Report



Board of Directors
Jacksonville Bancorp, Inc.
Jacksonville, Florida:

         We have audited the accompanying consolidated balance sheets of Jacksonville Bancorp, Inc. and Subsidiary (the "Company") at December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





HACKER, JOHNSON & SMITH PA
Tampa, Florida
February 23, 2001

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets



                                                                                                 At December 31,
                                                                                                 --------------
                                                                                             2000              1999
                                                                                             ----              ----
Assets
Cash and due from banks..............................................................  $  2,234,968          1,446,648
Federal funds sold...................................................................       150,128             32,000
                                                                                         ----------         ----------

              Total cash and cash equivalents........................................     2,385,096          1,478,648

Securities available for sale........................................................     3,095,420          1,955,221
Securities held to maturity..........................................................        50,000             50,000
Loans, net of allowance for loan losses of $344,361 in 2000 and $80,485 in 1999......    34,183,256          7,967,853
Accrued interest receivable..........................................................       257,405            104,288
Premises and equipment, net..........................................................     3,553,555          1,996,782
Federal Home Loan Bank stock, at cost................................................        36,700                  -
Deferred income taxes................................................................     1,291,708            874,167
Other assets.........................................................................       182,955            141,308
                                                                                         ----------         ----------

              Total assets...........................................................  $ 45,036,095         14,568,267
                                                                                         ==========         ==========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits..............................................     7,749,278          2,203,930
    Money-market, NOW and savings deposits...........................................    16,493,101          3,538,884
    Time deposits....................................................................    13,098,478            430,758
                                                                                         ----------         ----------

              Total deposits.........................................................    37,340,857          6,173,572

    Other liabilities................................................................       155,779            155,662
                                                                                         ----------         ----------

              Total liabilities......................................................    37,496,636          6,329,234
                                                                                         ----------         ----------

Commitments and contingencies (Notes 4, 7 and 11)

Stockholders' equity:
    Preferred stock, $.01 value; 2,000,000 shares authorized,
         none issued or outstanding in 2000 or 1999..................................             -                  -
    Common stock, $.01 par value; 8,000,000 shares authorized,
         1,017,066 shares issued and outstanding.....................................        10,171             10,171
    Additional paid-in capital.......................................................     9,705,206          9,705,206
    Accumulated deficit..............................................................    (2,178,781)        (1,448,415)
                                                                                                                     -
    Accumulated other comprehensive income (loss)....................................         2,863            (27,929)
                                                                                         ----------         ----------

              Total stockholders' equity.............................................     7,539,459          8,239,033
                                                                                         ----------         ----------

              Total liabilities and stockholders' equity.............................  $ 45,036,095         14,568,267
                                                                                         ==========         ==========


See Accompanying Notes to Consolidated Financial Statements.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Operations



                                                                                          Year Ended December 31,
                                                                                          ----------------------
                                                                                         2000               1999
                                                                                         ----               ----
Interest income:
    Loans..........................................................................  $ 1,759,913            158,145
    Securities.....................................................................      164,756             67,714
    Other interest-earning assets..................................................      126,854            172,144
                                                                                       ---------          ---------

              Total interest income................................................    2,051,523            398,003
                                                                                       ---------          ---------

Interest expense:
    Deposits  .....................................................................      883,543             57,319
    Other borrowings...............................................................        5,346             44,876
                                                                                       ---------          ---------

              Total interest expense...............................................      888,889            102,195
                                                                                       ---------          ---------

              Net interest income..................................................    1,162,634            295,808

Provision for loan losses..........................................................      263,876             80,485
                                                                                       ---------          ---------

              Net interest income after provision for loan losses..................      898,758            215,323
                                                                                       ---------          ---------

Noninterest income:
    Service charges on deposit accounts...........................................       161,245             30,050
    Other..........................................................................       99,278             25,198
                                                                                       ---------          ---------

              Total noninterest income.............................................      260,523             55,248
                                                                                       ---------          ---------

Noninterest expenses:
    Salaries and employee benefits.................................................    1,141,595          1,034,396
    Occupancy expense..............................................................      450,217            204,898
    Professional fees..............................................................      102,296            389,623
    Data processing................................................................      197,374            122,073
    Travel and entertainment.......................................................       33,651             89,102
    Printing and office supplies...................................................       80,167             45,167
    Telephone expenses.............................................................       48,767             32,359
    Advertising....................................................................       82,278             27,057
    Courier, freight and postage...................................................       78,961             25,295
    Other..........................................................................      110,461            108,757
                                                                                       ---------          ---------

              Total noninterest expenses...........................................    2,325,767          2,078,727
                                                                                       ---------          ---------

Loss before income tax benefit.....................................................   (1,166,486)        (1,808,156)

              Income tax benefit...................................................     (436,120)          (684,823)
                                                                                       ---------          ---------

Net loss ..........................................................................  $  (730,366)        (1,123,333)
                                                                                       =========          =========

Loss per share, basic and diluted..................................................  $      (.72)             (1.84)
                                                                                       =========          =========

Weighted-average number of common shares outstanding for basic and diluted.........    1,017,066            610,365
                                                                                       =========          =========

See Accompanying Notes to Consolidated Financial Statements.


                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                     Years Ended December 31, 2000 and 1999

                                                                                                Accumulated      Total
                                                                 Additional                     Other            Stockholders'
                                       Preferred       Common    Paid-In        Accumulated     Comprehensive    Equity
                                       Stock           Stock     Capital        Deficit         Income (Loss)    (Deficit)
                                       ---------       ------    ----------     -----------     -------------    ------------


Balance at December 31, 1998...        $       -             -            -        (325,082)                -       (325,082)
                                                                                                                     -------
Comprehensive income:
        Net loss...............                -             -            -      (1,123,333)                -     (1,123,333)

        Change in unrealized loss
        on securities available
        for sale, net of tax
        of $16,850............                 -             -            -               -           (27,929)       (27,929)
                                                                                                                      ------

        Comprehensive income
          (loss)...............                                                                                   (1,151,262)
                                                                                                                   ---------

Issuance of 1,017,066 shares of
        common stock, net of offering
        expenses of $455,283...                -       10,171     9,705,206               -                 -      9,715,377
                                        --------       ------     ---------     -----------            ------      ---------

Balance at December 31, 1999...                -       10,171     9,705,206      (1,448,415)          (27,929)     8,239,033

Comprehensive income:
        Net loss...............                -            -             -        (730,366)                -       (730,366)

Change in unrealized loss
        on securities available
        for sale, net of tax
        of $18,579.............                -            -             -               -            30,792         30,792
                                                                                                                      ------
Comprehensive income
  (loss).......................                                                                                     (699,574)
                                        --------       ------     ---------     -----------            ------      ---------

Balance at December 31, 2000...        $       -       10,171     9,705,206      (2,178,781)            2,863      7,539,459
                                        ========       ======     =========     ===========            ======      =========



See Accompanying Notes to Consolidated Financial Statements.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                                        Year Ended December 31,
                                                                                        ----------------------
                                                                                           2000              1999
                                                                                           ----              ----
Cash flows from operating activities:
     Net loss........................................................................$    (730,366)       (1,123,333)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
         Depreciation and amortization...............................................      216,209            81,017
         Provision for loan losses...................................................      263,876            80,485
         Credit for deferred income taxes............................................     (436,120)         (684,823)
         Net change in deferred loan costs (fees)....................................      (41,840)           11,498
         Net amortization of securities..............................................       (1,271)             -
         Increase in accrued interest receivable.....................................     (153,117)         (104,288)
         Increase in other assets....................................................      (41,647)          (46,015)
         Increase (decrease) in other liabilities....................................          117          (185,681)
                                                                                       -----------        -----------

                  Net cash used in operating activities..............................     (924,159)       (1,971,140)
                                                                                       -----------        ----------

Cash flows from investing activities:
    Purchases of securities available for sale.......................................   (2,115,607)       (2,000,000)
    Proceeds from calls and paydowns of securities available for sale................    1,026,050              -
    Purchases of securities held to maturity.........................................       -                (50,000)
    Net increase in loans............................................................  (26,437,439)       (8,059,836)
    Purchases of premises and equipment, net.........................................   (1,772,982)         (743,511)
    Purchase of Federal Home Loan Bank stock.........................................      (36,700)             -
                                                                                       -----------        ----------

                  Net cash used in investing activities..............................  (29,336,678)      (10,853,347)
                                                                                       -----------        ----------

Cash flows from financing activities:
    Net increase in deposits.........................................................   31,167,285         6,173,572
    Net decrease in other borrowings.................................................      -              (1,615,000)
    Net proceeds from sale of common stock...........................................      -               9,715,377
                                                                                       -----------        ----------

                  Net cash provided by financing activities..........................   31,167,285        14,273,949
                                                                                        ----------        ----------

Net increase in cash and cash equivalents............................................      906,448         1,449,462

Cash and cash equivalents at beginning of year.......................................    1,478,648            29,186
                                                                                        ----------        ----------

Cash and cash equivalents at end of year.............................................$   2,385,096         1,478,648
                                                                                        ==========        ==========

Supplemental disclosure of cash flow information:
        Cash paid during the year for:
         Interest....................................................................$     857,880           123,382
                                                                                       ===========        ==========
         Income taxes................................................................$           -              -
                                                                                       ===========        ==========

Noncash transaction -
    Accumulated other comprehensive income (loss), change in unrealized
         gain on securities available for sale, net of tax...........................$       30,792          (27,929)
                                                                                       ============       ==========

See Accompanying Notes to Consolidated Financial Statements.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 2000 and 1999 and Years Then Ended


(1)  Summary of Significant Accounting Policies
    Organization.   Jacksonville  Bancorp,  Inc.  (the  "Holding  Company")  was
         incorporated on October 24, 1997 in the State of Florida. The Holding Company is a one-bank holding company and owns 100% of the outstanding shares of The Jacksonville Bank (the "Bank"). The Holding Company's only business is the ownership and operation of the Bank. The Bank is a state (Florida)-chartered commercial bank which opened for business May 28, 1999. Its deposits are insured by the Federal Depository Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals through its three offices in Jacksonville, Florida. During 2000, the Bank formed Fountain Financial, Inc. (the "Insurance Agency"), a wholly-owned subsidiary, whose primary business activities consist of referral of customers of the Bank to third parties for sale of insurance products.

    Basisof Presentation.  The accompanying consolidated financial statements of the Company include the accounts of the Holding Company and the Bank and Insurance Agency (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to generally accepted accounting principles and to general practices within the banking industry.

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

    Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold both of which mature within ninety days.

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

    Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, and any deferred fees or costs on originated loans and unamortized premiums or discounts on purchased loans.

         Loan origination fees are deferred and certain direct origination costs are capitalized and both are recognized as an adjustment of the yield of the related loan.
                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(1)      Summary of Significant Accounting Policies, Continued
    Loans,  Continued.  The  accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well-collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

         The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

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

         The Holding Company and its subsidiaries file a consolidated income tax return. Income taxes are allocated proportionately to the Holding Company and subsidiaries as though separate income tax returns were filed.
                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(1)  Summary of Significant Accounting Policies, Continued
    Premises and  Equipment.  Land is carried at cost.  Building  and  leasehold improvements, furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line basis over the estimated useful life of each type of asset. The Company will capitalize interest during the construction period of major capital developments such as the construction of office facilities. During the years ended December 31, 2000 and 1999, the Company capitalized $25,195 and $25,449 in interest expense, respectively.

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

            Federal Home Loan Bank Stock. Federal Home Loan Bank stock is stated at redemption value which approximates fair value.

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

    Comprehensive Income (Loss). Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net earnings, are components of comprehensive income.

    Future  Accounting  Requirements.   Financial  Accounting  Standards  133  -
         Accounting for Derivative Investments and Hedging Activities (as amended) requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company will be required to adopt this Statement January 1, 2001. Management does not anticipate that this Statement will have a material impact on the Company.

    Reclassifications. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(2)  Securities
    Securities have been classified according to management's intent. The carrying amount of securities and their approximate fair values are as follows:

                                                                 Amortized     Unrealized     Unrealized     Fair
                                                                   Cost          Gains          Losses       Value
                                                                 ---------     ----------     ----------     -----

         December 31, 2000:
              Available for Sale -
                     U.S. Government agencies.................  $ 2,000,000            85         (3,495)    1,996,590
                     Mortgage-backed securities...............    1,090,828         8,002            -       1,098,830
                                                                  ---------         -----          -----     ---------

                                                                $ 3,090,828         8,087         (3,495)    3,095,420
                                                                  =========         =====          =====     =========
              Held to Maturity -
                     State of Israel bond.....................  $    50,000           -              -          50,000
                                                                  =========         =====          =====     =========

         December 31, 1999:
              Available for Sale -
                     U.S. Government agencies.................  $ 2,000,000           -          (44,779)    1,955,221
                                                                  =========         =====         ======     =========

              Held to Maturity -
                     State of Israel bond.....................  $    50,000           -              -          50,000
                                                                  =========         =====         ======     =========

    There were no sales of securities in 2000 or 1999.

    The scheduled maturities of securities at December 31, 2000 are as follows:

                                                                      Available for Sale          Held to Maturity
                                                                      ------------------          ----------------
                                                                  Amortized Cost  Fair Value   Amortized Cost   Fair Value
                                                                  --------------  ----------   --------------   ----------


              Due in less than one year..........................   $    500,000     500,085                -            -
              Due after one through five years...................      1,000,000     998,445                -            -
              Due after five through ten years...................           -           -              50,000       50,000
              Due after ten years................................        500,000     498,060                -            -
              Mortgage-backed securities.........................      1,090,828   1,098,830                -            -
                                                                       ---------   ---------           ------      -------

                                                                    $  3,090,828   3,095,420           50,000       50,000
                                                                       =========   =========           ======      =======


(3)  Loans
    The components of loans are as follows:

                                                                                                At December 31,
                                                                                                --------------
                                                                                          2000               1999
                                                                                          ----               ----
              Commercial..............................................................  $ 18,078,097         2,092,088
              Commercial real estate..................................................     7,253,921         2,613,117
              Residential real estate.................................................     5,747,947         2,567,242
              Consumer and other......................................................     3,417,310           787,389
                                                                                         -----------        ----------

                  Total loans.........................................................    34,497,275         8,059,836

              Less:
                Allowance for loan losses.............................................      (344,361)          (80,485)
                Net deferred costs (fees).............................................        30,342           (11,498)
                                                                                         -----------        ----------

              Loans, net..............................................................  $ 34,183,256         7,967,853
                                                                                          ==========         =========
                                                                                                            (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(3)  Loans, Continued
    An analysis of the change in the allowance for loan losses follows:


                                                                                        Years Ended December 31,
                                                                                        -----------------------
                                                                                           2000            1999
                                                                                           ----            ----

              Beginning balance....................................................     $  80,485             -
              Provision for loan losses............................................       263,876         80,485
                                                                                          -------         ------

              Ending balance.......................................................     $ 344,361         80,485
                                                                                          =======         ======

    The Company had no impaired loans in 2000 or 1999.

(4)  Premises and Equipment
    A summary of premises and equipment follows:

                                                                                              At December 31,
                                                                                              --------------
                                                                                            2000              1999
                                                                                            ----              ----
              Land..................................................................    $ 1,075,111           475,000
              Buildings.............................................................      1,354,176           675,003
              Leasehold improvements................................................        146,707            19,394
              Construction in progress..............................................          5,138           236,651
              Furniture, fixtures and equipment.....................................      1,264,180           671,751
                                                                                         ----------         ---------

                  Total, at cost....................................................      3,845,312         2,077,799

              Less accumulated depreciation and amortization........................       (291,757)          (81,017)
                                                                                         ----------         ---------

                  Premises and equipment, net.......................................    $ 3,553,555         1,996,782
                                                                                          =========         =========

     The Company leases certain office facilities under operating leases. The leases contain annual escalation clauses and contain renewal options. Rental expense under these leases was $143,131 and $38,835 during the years ended December 31, 2000 and 1999, respectively. Future minimum rental commitments under these noncancellable leases at December 31, 2000 are as follows:

              Year Ending
              December 31,                                               Amount
              -----------                                                ------
                  2001.............................................. $ 123,000
                  2002..............................................   128,000
                  2003..............................................   121,000
                  2004..............................................    93,000
                                                                       -------

                                                                     $ 465,000
                                                                       =======
                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(5)  Deposits
    The total of time deposits with a minimum denomination of $100,000 at December 31, 2000 and 1999 was $7.3 million and $100,000, respectively.

    A schedule of maturities of time deposits follows:

              Year Ending
              December 31,                                               Amount
              -----------                                                ------

                  2001............................................ $ 11,331,222
                  2002............................................    1,323,544
                  2003............................................       53,983
                  2004............................................       39,729
                  2005............................................      350,000
                                                                   ------------

                                                                   $ 13,098,478
                                                                   ============
(6)  Borrowings
    In April 1998, the Company obtained a line of credit of $450,000 from a financial institution at an interest rate of prime minus 1%. At December 31, 1998, $450,000 was outstanding under this line of credit. These amounts were used to fund organizational and other costs incurred by the Company. Amounts outstanding under this line of credit were repaid from the proceeds of the Company's common stock offering during 1999.

    In  May 1998, the Company obtained credit  availability  which provided for:
        (i) a $250,000 line of credit with interest at prime minus 1/2%, with an additional $500,000 line of credit, with a term of 180 days; (ii) a loan of up to $850,000 for the purchase and renovation of the Bank's main office, with provisions for a first lien on the underlying real estate and an interest rate of prime minus 1/2%; and (iii) a loan of up to $250,000 to purchase furniture, fixtures and equipment, bearing interest at prime minus 1/2% and a term of 180 days. At December 31, 1998, $1,015,000 was outstanding under this credit facility. Each of these loans was repaid from the proceeds of the Company's common stock offering during 1999.

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

    The estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                                    At December 31, 2000         At December 31, 1999
                                                                    --------------------         --------------------
                                                                    Carrying       Fair          Carrying       Fair
                                                                      Amount       Value         Amount         Value
                                                                    --------       -----         --------       -----

         Financial assets:
              Cash and cash equivalents.......................     $   2,385       2,385           1,479         1,479
              Securities available for sale...................         3,095       3,095           1,955         1,955
              Securities held to maturity.....................            50          50              50            50
              Loans receivable................................        34,183      33,783           7,968         7,954
              Accrued interest receivable.....................           257         257             104           104

         Financial liabilities:
              Deposits........................................        37,341      37,705           6,174         6,170


    A summary of the notional amounts of the Company's financial instruments, with off-balance-sheet risk at December 31, 2000 follows (in thousands):

              Commitments to extend credit..............................$ 4,082
                                                                          =====

              Unused lines of credit....................................$ 5,478
                                                                          =====

              Standby letters of credit.................................$    69
                                                                          =====

(8) Credit Risk
     The Company grants the majority of its loans to borrowers  throughout Duval
         County, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to honor their contracts is dependent upon the economy in Duval County, Florida.

(9)  Income Taxes
    The income tax benefit consisted of the following:

                                                                       Years Ended December 31,
                                                                       -----------------------
                                                                         2000           1999
                                                                         ----           ----
              Deferred:
                  Federal...........................................  $(372,377)     (584,729)
                  State.............................................    (63,743)     (100,094)
                                                                         ------       -------

                     Total deferred benefit.........................  $(436,120)     (684,823)
                                                                        =======       =======

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(9)  Income Taxes, Continued
    The income tax benefit is different than that computed by applying the Federal statutory rate of 34%, as indicated in the following analysis:


                                                                                  Year Ending December 31,
                                                                                  -----------------------
                                                                                 2000                    1999
                                                                                 ----                    ----
                                                                                       % of                    % of
                                                                                     Pretax                   Pretax
                                                                           Amount      Loss        Amount      Loss
                                                                           ------      ----        ------     ------

              Income tax benefit at statutory Federal
                  income tax rate.....................................   $(396,605)   (34.0)%    $(614,773)   (34.0)%
              Increase resulting from
                  State taxes, net of Federal tax benefit.............     (42,070)    (3.6)       (66,062)    (3.7)
                  Other...............................................       2,555       .2         (3,988)     (.2)
                                                                          --------     ----       --------    ------

                                                                         $(436,120)   (37.4)%    $(684,823)   (37.9)%
                                                                           =======     ====        =======     ====

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below.

                                                                                                 At December 31,
                                                                                                 --------------
                                                                                              2000            1999
                                                                                              ----            ----
              Deferred tax assets:
                  Unrealized loss on securities available for sale....................  $         -         16,850
                  Allowance for loan losses...........................................       42,954          6,569
                  Organizational and preopening costs.................................      250,352        329,888
                  Net operating loss carryforwards....................................    1,098,297        542,758
                                                                                          ---------        -------

                  Gross deferred tax asset............................................    1,391,603        896,065
                                                                                          ---------        -------

              Deferred tax liabilities:
                  Unrealized gain on securities available for sale....................        1,729              -
                  Premises and equipment..............................................       80,750          7,068
                  Accrual to cash adjustments.........................................            -         11,421
                  Other...............................................................       17,416          3,409
                                                                                        -----------        -------

                  Gross deferred tax liabilities......................................       99,895         21,898
                                                                                        -----------        -------

                    Net deferred tax asset............................................  $ 1,291,708        874,167
                                                                                          =========        =======

    At December 31, 2000, the Company had net operating loss carryforwards for Federal and state income tax purposes as follows:

              Year Expiring                                               Amount

                  2012............................................   $     1,500
                  2018............................................        48,000
                  2019............................................     1,382,000
                  2020............................................     1,487,000
                                                                       ---------

                                                                     $ 2,918,500
                                                                       =========
                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(10)  Related Party Transactions
    The Company has entered into transactions with its executive officers, directors and their affiliates in the ordinary course of business. Loans to such related parties amounted to approximately $430,000 and $578,000 and deposits from such related parties were approximately $2.1 million and $1.0 million at December 31, 2000 and 1999, respectively.

(11)  Commitments and Contingencies
    In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

(12)  Stock Option Plan
    The Company established a stock option plan (the "Plan") for its directors, officers and employees. The total number of options which can be granted under this plan is 152,599. Both qualified and nonqualified options can be granted and all options have ten year terms and vest over periods up to five years. As of December 31, 2000, 12,099 shares remain available to be granted under the Plan. A summary of stock option transactions follows:

                                                                                     Average        Range    Aggregate
                                                                       Number of    Per Share        of         Option
                                                                          Shares     Prices         Prices       Price
                                                                      ----------    ----------      -------  ---------

               Options granted.....................................  $ 152,559       $ 10.00     $ 10.00   $ 1,525,590
                                                                       -------         -----       -----     ---------

               Outstanding at December 31, 1999....................    152,559         10.00       10.00     1,525,590
               Options forfeited...................................    (16,059)        10.00       10.00      (160,590)
               Options granted.....................................      4,000         10.00       10.00        40,000
                                                                     ---------         -----       -----     ---------

               Outstanding at December 31, 2000....................  $ 140,500       $ 10.00     $ 10.00   $ 1,405,000
                                                                       =======         =====       =====     =========

    These options are exercisable as follows:

                                                                       Number
                                                                        of        Weighted-Average
               Year Ending December 31,                                Shares          Price
               ------------------------                                ------     ----------------
                     Currently exercisable........................    83,300             $ 10.00
                     2001.........................................    19,100               10.00
                     2002.........................................    19,100               10.00
                     2003.........................................     9,100               10.00
                     2004.........................................     9,100               10.00
                     2005.........................................       800               10.00
                                                                      ------

                                                                     140,500             $ 10.00
                                                                     =======               =====

    The weighted-average remaining  contractual  life of the options at December
       31, 2000 and 1999 was 8.9 years and 9.8 years, respectively.

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(12)  Stock Option Plan, Continued
    In order to calculate the fair value of the options, it was assumed that the risk-free interest rate was 6.0%, there would be no dividends paid by the Company over the exercise period, the expected life of the options would be the entire exercise period and stock volatility would be zero due to the minimal trading of the stock. As for the proforma disclosures, expense is allocated over the period in which vesting occurs. The following information pertains to the stock options granted under the
       Plan:

                                                                                               Year Ended December 31,
                                                                                               ----------------------
                                                                                              2000                1999
                                                                                              ----                ----
               Weighted-average grant-date fair value of options
                     issued during the year.......................................     $    17,296             659,671
                                                                                         =========             =======

               Fair value per share of options issued during the year.............     $      4.32                4.32
                                                                                         =========             =======

               Net loss as reported...............................................     $  (730,366)         (1,123,333)
                                                                                           =======           =========
               Proforma loss......................................................     $  (909,775)         (1,436,552)
                                                                                           =======           =========

               Basic and diluted loss per share as reported.......................     $      (.72)              (1.84)
                                                                                           =======           =========

               Proforma loss per share............................................     $      (.89)              (2.35)
                                                                                           =======           =========

(13)  Profit Sharing Plan
     The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. Expense relating to the Company's contributions to the profit sharing plan was $45,897 and $19,262 for the years ended December 31, 2000 and 1999, respectively.

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

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(15) Regulatory Matters, Continued
    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, the Bank met all capital adequacy requirements to which it is subject.

    As of December 31, 2000,  the most recent  notification  from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and percentages are also presented in the table (dollars in thousands).



                                                                                                     Minimum to Be Well
                                                                                                  Capitalized Under Prompt
                                                                       Minimum For Capital           Corrective Action
                                                 Actual                 Adequacy Purposes                Provisions
                                          -------------------          -------------------        ------------------------
                                          Amount           %          Amount            %         Amount                %
                                          ------          ---         ------           ---        ------               ---

     As of December 31, 2000:
         Total Capital to Risk-
           Weighted Assets..........    $ 5,577           15.07%     $ 2,961           8.00%       $ 3,701          10.00%
         Tier I Capital to Risk-
           Weighted Assets..........      5,233           14.14        1,481           4.00          2,221           6.00
         Tier I Capital to
           Total Average Assets.....      5,233           13.04        1,605           4.00          2,007           5.00

     As of December 31, 1999:
         Total Capital to Risk-
           Weighted Assets..........     6,102            58.10          840           8.00          1,050          10.00
         Tier I Capital to Risk-
           Weighted Assets..........      6,022           57.30          420           4.00            630           6.00
         Tier I Capital to
           Total Average Assets.....      6,022           46.20          521           4.00            651           5.00

                                                                     (continued)


                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(16)  Parent Company Only Financial Information
    The Holding Company's unconsolidated financial information is as follows:

                                                Condensed Balance Sheets

                                                                                                  At December 31,
                                                                                                  --------------
                                                                                                2000          1999
                                                                                                ----          ----

                  Assets

              Cash.............................................................              $ 1,238,765    1,379,328
              Investment in subsidiary....................................................     5,903,353    6,522,880
              Premises and equipment, net.................................................        10,381       13,419
              Other assets................................................................       410,610      348,256
                                                                                               ---------    ---------

                  Total assets............................................................   $ 7,563,109    8,263,883
                                                                                               =========    =========

                  Liabilities and Stockholders' Equity

              Other liabilities...........................................................        23,650       24,850
              Stockholders' equity........................................................     7,539,459    8,239,033
                                                                                               ---------    ---------

                  Total liabilities and stockholders' equity..............................   $ 7,563,109    8,263,883
                                                                                               =========    =========


                                     Condensed Statements of Operations
                                                                                                Year Ended December 31,
                                                                                                ----------------------
                                                                                                2000              1999
                                                                                                ----              ----

              Revenues....................................................................$        -            56,762
              Expenses....................................................................   (80,047)         (618,606)
                                                                                              ------           -------

              Loss before loss of subsidiary..............................................   (80,047)         (561,844)

              Loss of subsidiary..........................................................  (650,319)         (561,489)
                                                                                             -------           -------

                  Net loss................................................................$ (730,366)       (1,123,333)
                                                                                             =======         =========

                                                                     (continued)



                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued


(16)  Parent Company Only Financial Information, Continued

                       Condensed Statements of Cash Flows


                                                                                                Year Ended December 31,
                                                                                                ----------------------
                                                                                                  2000          1999
                                                                                                  ----          ----

         Cash flows from operating activities:
              Net loss....................................................................    $  (730,366)  (1,123,333)
              Adjustments to reconcile net loss to net cash used in
                operating activities:
                  Depreciation............................................................          3,038        1,772
                  Equity in undistributed loss of subsidiaries............................        650,319      561,489
                  Net increase in other assets............................................        (62,354)     (80,469)
                  Decrease in other liabilities...........................................         (1,200)    (316,493)
                                                                                              -----------   ----------

                  Net cash used in operating activities...................................       (140,563)    (957,034)
                                                                                              -----------   ----------

         Cash flows from investing activities:
              Net proceeds from sale of premises and equipment to subsidiary..............         -         1,319,097
              Net investment in subsidiary................................................         -        (7,112,298)
                                                                                              -----------   ----------

                  Net cash used in investing activities...................................         -        (5,793,201)
                                                                                              -----------   ----------

         Cash flows from financing activities:
              Net proceeds from issuance of common stock..................................         -         9,715,377
              Net decrease in other borrowings............................................         -        (1,615,000)
                                                                                              -----------   ----------
                  Net cash provided by financing activities...............................         -         8,100,377
                                                                                              -----------   ----------

         Net (decrease) increase in cash and cash equivalents.............................       (140,563)   1,350,142

         Cash and cash equivalents at beginning of the year...............................      1,379,328       29,186
                                                                                                ---------   ----------

         Cash and cash equivalents at end of year.........................................    $ 1,238,765    1,379,328
                                                                                                =========   ==========

         Noncash transaction -
              Accumulated other comprehensive income (loss), change in unrealized
                  gain on securities available for sale, net of tax.......................    $    30,792      (27,929)
                                                                                                =========   ==========


                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

              Notes to Consolidated Financial Statements, Continued

(17)  Selected Quarterly Results (Unaudited)
         The following table presents summarized quarterly data (in thousands, except per share amounts):

                                                                        Year Ended December 31, 2000
                                                                        ----------------------------
                                                          First      Second        Third         Fourth
                                                        Quarter     Quarter      Quarter        Quarter       Total
                                                        -------     -------      -------        -------       -----

         Interest income...........................       $ 273         414          551            814       2,052
         Interest expense..........................          98         150          238            403         889
                                                           ----         ---          ---            ---        ----

              Net interest income..................         175         264          313            411       1,163

         Provision for loan losses.................          36          53           78             97         264
                                                           ----         ---         ----           ----        ----

              Net interest income after
                  provision for loan losses........         139         211          235            314         899

         Noninterest income........................          46          47           85             83         261
         Noninterest expense.......................         594         484          606            642       2,326
                                                            ---         ---          ---            ---       -----

         Loss before income tax benefit............        (409)       (226)        (286)          (245)     (1,166)

         Income tax benefit........................        (155)        (84)        (105)           (92)       (436)
                                                            ---         ---          ---            ---         ---

         Net loss .................................       $(254)       (142)        (181)          (153)       (730)
                                                            ===         ===          ===            ===         ===

         Basic and diluted loss per
              common share.........................        (.25)       (.14)        (.18)          (.15)       (.72)
                                                           ====        ====         ====           ====        ====

                                                                       Year Ended December 31, 1999
                                                                       ----------------------------
                                                          First      Second        Third         Fourth
                                                        Quarter     Quarter      Quarter        Quarter       Total
                                                        -------     -------      -------        -------       -----
         Interest income...........................       $   -          77          135            186         398
         Interest expense..........................          20          27           16             39         102
                                                            ---         ---          ---            ---         ---

              Net interest (expense) income........         (20)         50          119            147         296

         Provision for loan losses  ...............           -           -           39             42          81
                                                            ---         ---          ---            ---         ---

              Net interest (expense) income after
                  provision for loan losses........         (20)         50           80            105         215

         Noninterest income........................           -          23            5             27          55
         Noninterest expense.......................         249         408          718            703       2,078
                                                            ---         ---          ---            ---       -----

         Loss before income tax benefit............        (269)       (335)        (633)          (571)     (1,808)

         Income tax benefit........................        (101)       (130)        (237)          (217)       (685)
                                                            ---         ---          ---            ---       -----

         Net loss .................................       $(168)       (205)        (396)          (354)     (1,123)
                                                            ===         ===          ===            ===       =====

         Basic and diluted loss per
              common share.........................       $(  -)       (.48)        (.40)          (.96)      (1.84)
                                                            ===         ===          ===            ===        ====

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III
                              ---------------------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


         The information regarding directors contained under the caption "Proposal 1: Election of Directors" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2001, is incorporated herein by reference.

         The information regarding executive officers who are not directors of the Company is set forth in Item 1.8 of this report under the caption "Executive Officers of the Registrant."

         The information regarding reports required under Section 16(a) of the Securities Exchange Act of 1934 contained under caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for the 2001 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission prior to April 30, 2001, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         The information contained under the caption "Executive Compensation" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2001, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2001, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Company's Proxy Statement for the 2001 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2001, is incorporated herein by reference.

                                     PART IV
                              ---------------------

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits were filed with or incorporated by reference into this report.

Exhibit No.   Description of Exhibit
----------    ----------------------

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

10.1 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed as of November 9, 1999).

10.2 Servicing Agreement with M&I Data Services (now known as Metavante Corporation) (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

10.3 Employment Agreement with Gilbert J. Pomar, III (incorporated by reference to Exhibit 10.5 to the Company's Form 10-QSB for the quarter ended June 30, 1999).

21            Subsidiaries of the Registrant

23            Consent of Independent Accountants


(b) Reports on Form 8-K. The Company did not file a Form 8-K during the last quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JACKSONVILLE BANCORP, INC.

Dated: March 21, 2001                   By: /s/ Gilbert J. Pomar, III
                                              ---------------------
                                                Gilbert J. Pomar, III
                                                Chief Executive Officer

Dated: March 21 , 2001                  By:/s/  Cheryl L. Whalen
                                              ----------------------
                                                Cheryl L. Whalen
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

         Signature                          Title                     Date

/s/ D. Michael Carter                     Director                March 21, 2001
   --------------------------
    D. Michael Carter


/s/ Melvin Gottlieb                       Director                March 21, 2001
   --------------------------
    Melvin Gottlieb

/s/ James M. Healey                       Director                March 21, 2001
   --------------------------
    James M. Healey

/s/ John C. Kowkabany                     Director                March 21, 2001
   --------------------------
    John C. Kowkabany

/s/ Rudolph A. Kraft                      Director                March 21, 2001
   --------------------------
    Rudolph A. Kraft

/s/ R. C. Mills                           Chairman of the Board   March 21, 2001
   --------------------------             of Directors
    R. C. Mills

/s/ Gilbert J. Pomar, III                 Director                March 21, 2001
   --------------------------
    Gilbert J. Pomar, III

/s/ John W. Rose                          Director                March 21, 2001
   --------------------------
    John W. Rose

/s/ Donald E. Roller                      Director                March 21, 2001
   --------------------------
    Donald E. Roller

/s/ John R. Schultz                       Director                March 21, 2001
   --------------------------
    John R. Schultz

/s/ Price W. Schwenck                     Director                March 21, 2001
   --------------------------
    Price W. Schwenck

/s/ Charles F. Spencer                    Director                March 21, 2001
   --------------------------
    Charles F. Spencer

/s/ Bennett A. Tavar                      Director                March 21, 2001
   --------------------------
    Bennett A. Tavar

/s/ Gary L. Winfield, M.D.                Director                March 21, 2001
   --------------------------
    Gary L. Winfield, M.D.