Form 10QSB
period 2001-03-31
JACKSONVILLE BANCORP INC /FL/
filed 2001-05-14
CIK 1071264

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

___  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to _____________

Commission file number 001-14853
                       ---------

                           JACKSONVILLE BANCORP, INC.
                           -------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                                  59-3472981
--------------------------------                             -------------------
(State or Other Jurisdiction                                    (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                        76 South Laura Street, Suite 104
                           Jacksonville, Florida 32202
                        --------------------------------
                    (Address of Principal Executive Offices)

                                 (904) 421-3040
                                  -------------
                (Issuer's Telephone Number, Including Area Code)

                -------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES [X]     NO [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                     1,017,066 shares
--------------------------------------                --------------------------
             (class)                                  Outstanding at May 1, 2001

Transitional Small Business Format (check one): YES [ ]  NO [X]

                           JACKSONVILLE BANCORP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                             Page
                                                                            ----
     Condensed Consolidated Balance Sheets -
       At March 31, 2001 (unaudited) and At December 31, 2000..................2

     Condensed Consolidated Statements of Operations (Unaudited)-
       Three Months ended March 31, 2001 and 2000..............................3

     Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
       Three Months ended March 31, 2001.......................................4

     Condensed Consolidated Statements of Cash Flows (Unaudited)-
       Three Months ended March 31, 2001 and 2000..............................5

     Notes to Condensed Consolidated Financial Statements (Unaudited)........6-7

     Review by Independent Certified Public Accountants........................8

     Report on Review by Independent Certified Public Accountants..............9

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................10-11

   Item 3. Quantitative and Qualitative Disclosure about Market Risk..........11

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................................11

SIGNATURES....................................................................12

                           JACKSONVILLE BANCORP, INC.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets


                                                                                    March 31,         December 31,
                                                                                    --------          -----------
    Assets                                                                            2001                2000
                                                                                      ----                ----
                                                                                   (Unaudited)

Cash and due from banks ....................................................      $  4,380,468          2,234,968
Federal funds sold .........................................................         3,139,984            150,128
                                                                                     ---------            -------

            Cash and cash equivalents ......................................         7,520,452          2,385,096

Securities available for sale ..............................................         2,420,515          3,095,420
Securities held to maturity ................................................           550,000             50,000
Loans, net of allowance for loan losses of $384,249 in 2001 and
    $344,361 in 2000 .......................................................        38,136,911         34,183,256
Accrued interest receivable ................................................           263,970            257,405
Premises and equipment, net ................................................         3,489,468          3,553,555
Federal Home Loan Bank stock, at cost ......................................            63,000             36,700
Deferred income taxes ......................................................         1,355,730          1,291,708
Other assets ...............................................................           161,160            182,955
                                                                                       -------            -------

            Total assets ...................................................      $ 53,961,206         45,036,095
                                                                                  ============         ==========
    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing deposits ...........................................         9,931,937          7,749,278
    Money market, NOW and savings deposits .................................        19,147,285         16,493,101
    Time deposits ..........................................................        17,259,128         13,098,478
                                                                                    ----------         ----------

            Total deposits .................................................        46,338,350         37,340,857

    Other liabilities ......................................................           189,515            155,779
                                                                                       -------            -------

            Total liabilities ..............................................        46,527,865         37,496,636
                                                                                    ----------         ----------

Stockholders' equity:
    Preferred stock ........................................................              --                 --
    Common stock ...........................................................            10,171             10,171
    Additional paid-in capital .............................................         9,705,206          9,705,206
    Accumulated deficit ....................................................        (2,291,854)        (2,178,781)
    Accumulated other comprehensive income .................................             9,818              2,863
                                                                                         -----              -----

            Total stockholders' equity .....................................         7,433,341          7,539,459
                                                                                     ---------          ---------

            Total liabilities and stockholders' equity .....................      $ 53,961,206         45,036,095
                                                                                  ============         ==========



See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                                 -------------------------
                                                                                              2001                  2000
                                                                                              ----                  ----
Interest income:
    Loans receivable ................................................................... $   829,059              208,975
    Securities .........................................................................      50,410               34,401
    Other interest-earning assets ......................................................      47,515               29,851
                                                                                              ------               ------

              Total interest income ....................................................     926,984              273,227
                                                                                             -------              -------

Interest expense:
    Deposits ...........................................................................     470,987               98,065
                                                                                             -------               ------

              Net interest income ......................................................     455,997              175,162

Provision for loan losses ..............................................................      39,888               35,658
                                                                                              ------               ------

              Net interest income after provision for loan losses ......................     416,109              139,504
                                                                                             -------              -------

Noninterest income:
    Service charges on deposit accounts ................................................      53,613               33,549
    Other ..............................................................................      33,039               12,931
                                                                                              ------               ------

              Total noninterest income .................................................      86,652               46,480
                                                                                              ------               ------

Noninterest expense:
    Salaries and employee benefits .....................................................     353,072              329,115
    Occupancy expense ..................................................................     131,525               96,127
    Professional fees ..................................................................      14,167               10,889
    Data processing ....................................................................      87,231               53,447
    Printing and office supplies .......................................................      15,311               20,871
    Advertising ........................................................................       4,030               31,229
    Other ..............................................................................      78,716               52,644
                                                                                              ------               ------

              Total noninterest expense ................................................     684,052              594,322
                                                                                             -------              -------

Loss before income tax benefit .........................................................    (181,291)            (408,338)

              Income tax benefit .......................................................     (68,218)            (154,665)
                                                                                             -------             --------

Net loss ............................................................................... $  (113,073)            (253,673)
                                                                                         ===========             ========

Loss per share, basic and diluted ...................................................... $      (.11)                (.25)
                                                                                         ===========                 ====

Dividends per share .................................................................... $      --                   --
                                                                                         ===========             ========

Weighted-average number of common shares outstanding for basic and diluted .............   1,017,066            1,017,066
                                                                                           =========            =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

            Condensed Consolidated Statement of Stockholders' Equity

                        Three Months Ended March 31, 2001




                                                                                                       Accumulated
                                                                                                         Other
                                                                           Additional                    Compre-     Total
                                   Preferred Stock       Common Stock        Paid-In      Accumulated    hensive  Stockholders'
                                  Shares    Amount    Shares      Amount     Capital        Deficit      Income      Equity
                                  ------    ------    ------      ------     -------        ------       ------      ------

Balance at December 31,
2000 .........................     --     $    --     10,171     $ 10,171    9,705,206   (2,178,781)      2,863     7,539,459

Comprehensive income (loss):
Net loss (unaudited) .........     --          --       --           --          --        (113,073)       --        (113,073)

Net change in unrealized
  gain on securities available
  for sale, net of income
  taxes of $4,196
  (unaudited) ................     --          --       --           --          --           --          6,955         6,955
                                                                                                                        -----
Comprehensive income .........
  (loss) (unaudited) .........                                                                                       (106,118)
                                 ------      ------   ------       ------      ------       ------       ------      ---------
Balance at March 31, 2001
(unaudited) ..................     --     $    --     10,171     $ 10,171    9,705,206   (2,291,854)      9,818     7,433,341
                                  ====       =====    ======     ========    =========   ==========       =====     =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                   Three Months Ended
                                                                                                         March 31,
                                                                                                   ------------------
                                                                                                  2001           2000
                                                                                                  ----           ----
Cash flows from operating activities:
    Net loss .........................................................................       $  (113,073)        (253,673)
    Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
        Depreciation and amortization ................................................            68,596           40,880
        Provision for loan losses ....................................................            39,888           35,658
        Credit for deferred income taxes .............................................           (68,218)        (154,665)
        Net accretion of securities ..................................................           (11,262)             -
        Decrease (increase) in accrued interest receivable and
            other assets .............................................................            15,230         (409,856)
        Increase in other liabilities ................................................            33,736        1,000,446
                                                                                                  ------        ---------

                Net cash (used in) provided by operating activities ..................           (35,103)         258,790
                                                                                                 -------          -------

Cash flows from investing activities:
    Purchases of securities available for sale .......................................          (935,019)             -
    Purchase of securities held to maturity ..........................................          (500,000)             -
    Proceeds from calls and pay-downs of securities available
        for sale .....................................................................         1,632,337              -
    Purchase of Federal Home Loan Bank stock .........................................           (26,300)         (36,700)
    Net increase in loans ............................................................        (3,993,543)      (3,566,102)
    Purchases of premises and equipment ..............................................            (4,509)        (874,532)
                                                                                                  ------         --------

                Net cash used in investing activities ................................        (3,827,034)      (4,477,334)
                                                                                              ----------       ----------

Cash flows from financing activity:
    Net increase in deposits .........................................................         8,997,493        8,742,417
                                                                                               ---------        ---------

Net increase in cash and cash equivalents ............................................         5,135,356        4,523,873

Cash and cash equivalents at beginning of period .....................................         2,385,096        1,478,648
                                                                                               ---------        ---------

Cash and cash equivalents at end of period ...........................................       $ 7,520,452        6,002,521
                                                                                             ===========        =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest .....................................................................       $   451,639           96,737
                                                                                             ===========           ======

        Income taxes..................................................................       $     -                  -
                                                                                             ===========           =======

    Noncash transaction:
        Accumulated other comprehensive income (loss), change
            in unrealized gain on securities available for
            sale, net of tax .........................................................       $     6,955           (3,917)
                                                                                             ===========           ======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

        Notes to Condensed Consolidated Financial Statements (Unaudited)


(1) Description of Business and Summary of Significant Accounting Policies General. Jacksonville Bancorp, Inc. ("Jacksonville Bancorp") was
         incorporated on October 24, 1997. Jacksonville Bancorp owns 100% of the outstanding common stock of The Jacksonville Bank (the "Bank"). Jacksonville Bancorp's only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on May 28, 1999 and provides a variety of community banking services to businesses and individuals through three banking offices in Jacksonville, Florida. During 2000, the Bank formed Fountain Financial, Inc., (the "Insurance Agency") a wholly-owned subsidiary whose primary business activities consist of referral of customers of the Bank to third parties for sale of insurance products.

         In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2001 and the results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

     Basis of Presentation. The accompanying condensed consolidated financial statements of the Company include the accounts of Jacksonville Bancorp, the Bank and the Insurance Agency (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Loan Impairment and Loan Losses. No loans were identified as impaired during the three months ended March 31, 2001 or 2000.

     An analysis of the change in the allowance for loan losses follows:

                                                        Three Months Ended
                                                            March 31,
                                                        ------------------
                                                       2001            2000
                                                       ----            ----

       Balance at beginning of period............    $ 344,361        80,485
       Provision for loan losses.................       39,888        35,658
                                                        ------        ------

       Balance at end of period..................    $ 384,249       116,143
                                                     =========       =======

                                                                     (continued)

                           JACKSONVILLE BANCORP, INC.

   Notes to Condensed Consolidated Financial Statements (Unaudited), Continued


(3) Loss Per Share. Basic and diluted loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. The Company's common stock equivalents are not dilutive.

(4) Regulatory Matters. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2001 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                     Regulatory
                                                             Actual  Requirement
                                                             ------  -----------

    Total capital to risk-weighted assets.................   13.64%     8.00%
    Tier I capital to risk-weighted assets................   12.73%     4.00%
    Tier I capital to average assets - leverage ratio.....   10.95%     4.00%

                           JACKSONVILLE BANCORP, INC.

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2001, and for the three-month periods ended March 31, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
Jacksonville Bancorp, Inc.
Jacksonville, Florida:


      We have reviewed the accompanying condensed consolidated balance sheet of Jacksonville Bancorp, Inc. (the "Company") as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2001 and 2000 and the condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






HACKER, JOHNSON & SMITH PA
Tampa, Florida
April 27, 2001

                           JACKSONVILLE BANCORP, INC.

                  Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operation


General

     Jacksonville Bancorp, Inc. ("Jacksonville Bancorp") which was incorporated on October 24, 1997, owns 100% of the outstanding common stock of The Jacksonville Bank ("Bank") (collectively, the "Company"). The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on May 28, 1999, and provides a variety of community banking services to businesses and individuals through its three banking offices located in Jacksonville, Florida. During 2000 the Bank formed Fountain Financial, Inc., a wholly-owned subsidiary whose primary business activities consist of referral of customers of the Bank to third parties for sale of insurance products.

Liquidity and Capital Resources

     The Company's primary source of cash during the three months ended March 31, 2001 was from the net increase in deposits of $9.0 million, compared to $8.7 million for the same period in 2000. During the first quarter of 2001, cash was used to originate loans, net of repayments, of $4.0 million. The Company had unfunded loan commitments of $12.6 million and time deposits of $14.5 million maturing in one year or less at March 31, 2001. The Company exceeded its regulatory liquidity requirements at March 31, 2001.

Comparison of the Three-Month Periods Ended March 31, 2001 and 2000

     General. Net loss for the three months ended March 31, 2001 was $113,073 or $.11 per basic and diluted share compared to $253,673 or $.25 per basic and diluted share for 2000. For the three months ended March 31, 2001, the Company had not achieved the average asset size to operate profitably.

     Interest  Income.  Interest  income was $926,984 for the three months ended
        March 31, 2001 up from $273,227 for the same period in 2000. This increase was due to an increase in the average balance of loans receivable from $9.2 million for the quarter ended March 31, 2000 to $35.9 million for the same period in 2001. In addition, the average yield earned on the loan portfolio increased from 9.01% to 9.36% for the same periods.

     Interest Expense.  Interest expense was $470,987 for the three months ended
        March 31, 2001 up from $98,065 for the same period in 2000. This was due to an increase in the average balance of interest-bearing deposits to $34.8 million for the first quarter in 2001 from an average balance of $7.3 million for the same period in 2000.

     Provision for Loan  Losses.  The  provision  for loan  losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The Company recorded a provision for loan losses for the three months ended March 31, 2001 of $39,888 compared to $35,658 for the same period in 2000. The allowance for loan losses was $384,249 at March 31, 2001 which management believes is adequate.

                           JACKSONVILLE BANCORP, INC.

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, Continued

     Noninterest Expense. Noninterest expense was $684,052 for the three months ended March 31, 2001 compared to $594,322 for the three months ended March 31, 2000. The largest noninterest expense was salaries and employee benefits totaling $353,072 for the three months ended March 31, 2001 compared to $329,015 for the comparable period in 2000. The increase in total noninterest expense in 2001 resulted from overall growth of the Company.

     Income Tax Benefit. The income tax benefit for the three months ended March
        31, 2001 was $68,218 (an effective rate of 37.6%) compared to $154,665 (an effective rate of 37.9%) for the same period in 2000. A deferred tax asset has been recognized because management expects to utilize it in the future.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial change in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 2000.

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

      Exhibit No.                   Description of Exhibit
      ----------                    ----------------------

        *    3.1                    Articles of Incorporation of the Company
        *    3.2                    By-laws of the Company
        *    4.1                    Specimen Common Stock Certificate
        *    10.1                   Stock Option Plan
        *    10.2                   Servicing Agreement with M&I Data Services
        **   10.3                   Employment Contract Gilbert J. Pomar, III
        ***  99.1                   Stock Option Plan

(b) Reports on Form 8-K. During the three months ended March 31, 2001 no Form 8-K was filed by the Company.

                           JACKSONVILLE BANCORP, INC.





                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               JACKSONVILLE BANCORP, INC.
                                  (Registrant)






Date:  May 14, 2001              By:  /s/Gilbert J. Pomar, III
                                      ------------------------------------------
                                      Gilbert J. Pomar, III, President and
                                        Chief Executive Officer





Date:  May 14, 2001              By:  /s/Cheryl L. Whalen
                                      ------------------------------------------
                                      Cheryl L. Whalen, Executive Vice President
                                        and Chief Financial Officer