Form 10QSB
period 2001-06-30
JACKSONVILLE BANCORP INC /FL/
filed 2001-08-14
CIK 1071264

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

___  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _______ to __________

Commission file number 001-14853
                       ---------

                           JACKSONVILLE BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                                   59-3472981
        -------                                                   ----------
(State or Other Jurisdiction                                  (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                        76 South Laura Street, Suite 104
                           Jacksonville, Florida 32202
                           ---------------------------
                    (Address of Principal Executive Offices)

                                 (904) 421-3040
                                 --------------
                (Issuer's Telephone Number, Including Area Code)


        ----------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES X   NO ___

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share                    1,017,066 shares
--------------------------------------                    ----------------
              (class)                              Outstanding  at June 30, 2001

Transitional Small Business Format (check one): YES ___  NO  X
================================================================================

                           JACKSONVILLE BANCORP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                             Page
                                                                            ----
     Condensed Consolidated Balance Sheets -
       At June 30, 2001 (unaudited) and At December 31, 2000...................2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three and Six Months ended June 30, 2001 and 2000.......................3

     Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
       Six Months ended June 30, 2001..........................................4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Six Months ended June 30, 2001 and 2000.................................5

     Notes to Condensed Consolidated Financial Statements (Unaudited)........6-7

     Review by Independent Certified Public Accountants........................8

     Report on Review by Independent Certified Public Accountants..............9

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations.............................................10-12

   Item 3. Quantitative and Qualitative Disclosure about Market Risk..........12

PART II. OTHER INFORMATION

   Item 4.  Submissions of Matters to a Vote of Security Holders..............13

   Item 6.  Exhibits and Reports on Form 8-K..................................13

SIGNATURES....................................................................14


                           JACKSONVILLE BANCORP, INC.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets

                                                                                      June 30,         December 31,
                                                                                      --------         ------------
    Assets                                                                             2001                2000
                                                                                    (Unaudited)

Cash and due from banks ....................................................      $  3,215,298          2,234,968
Federal funds sold .........................................................         1,784,267            150,128
                                                                                     ---------            -------

            Cash and cash equivalents ......................................         4,999,565          2,385,096

Securities available for sale ..............................................         4,415,305          3,095,420
Securities held to maturity ................................................           550,000             50,000
Loans, net of allowance for loan losses of $447,410 in 2001 and
    $344,361 in 2000 .......................................................        44,708,634         34,183,256
Accrued interest receivable ................................................           298,472            257,405
Premises and equipment, net ................................................         3,438,459          3,553,555
Federal Home Loan Bank stock, at cost ......................................            63,000             36,700
Deferred income taxes ......................................................         1,413,416          1,291,708
Other assets ...............................................................           206,507            182,955
                                                                                       -------            -------

            Total assets ...................................................      $ 60,093,358         45,036,095
                                                                                  ============         ==========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing deposits ...........................................        10,883,976          7,749,278
    Money market, NOW and savings deposits .................................        21,672,376         16,493,101
    Time deposits ..........................................................        20,093,532         13,098,478
                                                                                    ----------         ----------

            Total deposits .................................................        52,649,884         37,340,857

    Other liabilities ......................................................           114,928            155,779
                                                                                       -------            -------

            Total liabilities ..............................................        52,764,812         37,496,636
                                                                                    ----------         ----------

Stockholders' equity:
    Preferred stock ........................................................                 -                  -
    Common stock ...........................................................            10,171             10,171
    Additional paid-in capital .............................................         9,705,206          9,705,206
    Accumulated deficit ....................................................        (2,344,955)        (2,178,781)
    Accumulated other comprehensive (loss) income ..........................           (41,876)             2,863
                                                                                       -------              -----

            Total stockholders' equity .....................................         7,328,546          7,539,459
                                                                                     ---------          ---------

            Total liabilities and stockholders' equity .....................      $ 60,093,358         45,036,095
                                                                                  ============         ==========
See Accompanying Notes to Condensed Consolidated Financial Statements.


                           JACKSONVILLE BANCORP, INC.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                    Three Months Ended             Six Months Ended
                                                                        June 30,                       June 30,
                                                                        --------                       --------
                                                                   2001           2000           2001           2000
                                                                   ----           ----           ----           ----
Interest income:
    Loans receivable ......................................   $   887,510        338,612      1,716,569        547,587
    Securities ............................................        75,468         34,320        125,878         68,721
    Other interest-earning assets .........................        13,446         40,578         60,961         70,429
                                                                   ------         ------         ------         ------

            Total interest income .........................       976,424        413,510      1,903,408        686,737
                                                                  -------        -------      ---------        -------

Interest expense:
    Deposits ..............................................       455,530        149,820        926,517        247,792
    Other borrowings ......................................         6,140           --            6,140             93
                                                                    -----          -----          -----          -----

            Total interest expense ........................       461,670        149,820        932,657        247,885
                                                                  -------        -------        -------        -------

            Net interest income before provision
              for loan losses .............................       514,754        263,690        970,751        438,852

Provision for loan losses .................................        63,161         52,940        103,049         88,598
                                                                   ------         ------        -------         ------

            Net interest income after provision
              for loan losses .............................       451,593        210,750        867,702        350,254
                                                                  -------        -------        -------        -------

Noninterest income:
    Service charges on deposit accounts ...................        71,873         34,532        125,486         68,081
    Other .................................................        40,632         12,261         73,671         25,192
                                                                   ------         ------         ------         ------

            Total noninterest income ......................       112,505         46,793        199,157         93,273
                                                                  -------         ------        -------         ------

Noninterest expense:
    Salaries and employee benefits ........................       314,895        227,186        667,967        556,301
    Occupancy expense .....................................       131,034        103,874        262,559        200,001
    Professional fees .....................................        43,314         32,073         57,481         42,962
    Data processing .......................................        85,077         37,302        172,308         90,749
    Printing and office supplies ..........................        14,126         16,253         29,437         37,124
    Advertising ...........................................         6,683         15,095         10,713         46,324
    Other .................................................        54,107         52,185        132,823        104,829
                                                                   ------         ------        -------        -------

            Total noninterest expense .....................       649,236        483,968      1,333,288      1,078,290
                                                                  -------        -------      ---------      ---------

Loss before income tax benefit ............................       (85,138)      (226,425)      (266,429)      (634,763)

            Income tax benefit ............................       (32,037)       (84,119)      (100,255)      (238,784)
                                                                  -------        -------       --------       --------

Net loss ..................................................   $   (53,101)      (142,306)      (166,174)      (395,979)
                                                              ===========       ========       ========       ========

Loss per share, basic and diluted.........................    $      (.05)          (.14)          (.16)          (.39)
                                                              ===========           ====           ====           ====

Weighted-average number of shares outstanding
    for basic and diluted .................................     1,017,066      1,017,066      1,017,066      1,017,066
                                                                =========      =========      =========      =========

Dividends per share .......................................             -              -              -              -
                                                                =========      =========      =========      =========

See Accompanying Notes to Condensed Consolidated Financial Statements.


                           JACKSONVILLE BANCORP, INC.

            Condensed Consolidated Statement of Stockholders' Equity

                         Six Months Ended June 30, 2001


                                                                                                          Accumulated
                                                                                                            Other
                                                                                                           Compre-
                                   Preferred Stock          Common Stock        Additional                 hensive        Total
                                   ---------------          ------------        Paid-In     Accumulated     (Loss)     Stockholders'
                                   Shares      Amount    Shares     Amount      Capital       Deficit       Income       Equity
                                   ------      ------    ------     ------      -------       -------       ------       ------
Balance at December 31,
  2000 ......................        -        $   -    1,017,066   $   10,171    9,705,206   (2,178,781)        2,863     7,539,459

Comprehensive income (loss):
Net loss (unaudited) ........        -            -            -            -            -     (166,174)            -      (166,174)

Net change in unrealized
  gain (loss) on securities
  available for sale, net of
  income taxes of $21,453
  (unaudited) ...............        -            -            -            -            -            -       (44,739)      (44,739)

Comprehensive income
  (loss) (unaudited) ........                                                                                              (210,913)
                                   ----        -----   ---------    ---------    ---------    ---------        ------     ----------
Balance at June 30, 2001
(unaudited) .................        -        $   -    1,017,066   $   10,171    9,705,206   (2,344,955)      (41,876)    7,328,546
                                   ====        =====   =========   ==========    =========   ==========       =======     =========









See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                                             Six Months Ended
                                                                                                                 June 30,
                                                                                                             ----------------
                                                                                                         2001                2000
                                                                                                         ----                ----
Cash flows from operating activities:
    Net loss ...............................................................................       $   (166,174)           (395,979)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization ......................................................            138,006              94,439
        Provision for loan losses ..........................................................            103,049              88,598
        Credit for deferred income taxes ...................................................           (100,255)           (238,784)
        Net accretion of securities ........................................................            (28,801)                  -
        Increase in accrued interest receivable and
            other assets ...................................................................            (64,619)            (57,564)
        Decrease in accrued interest payable and other
            liabilities ....................................................................            (40,851)            (60,739)
                                                                                                        -------             -------

                Net cash used in operating activities ......................................           (159,645)           (570,029)
                                                                                                       --------            --------
Cash flows from investing activities:
    Purchase of securities available for sale ..............................................         (3,162,790)                  -
    Purchase of securities held to maturity ................................................           (500,000)                  -
    Proceeds from maturities and calls of securities available
        for sale ...........................................................................          1,805,514                   -
    Net increase in loans ..................................................................        (10,628,427)         (8,893,112)
    Net purchases of premises and equipment ................................................            (22,910)         (1,354,400)
    Purchase of Federal Home Loan Bank stock ...............................................            (26,300)            (36,700)
                                                                                                        -------             -------

                Net cash used in investing activities ......................................        (12,534,913)        (10,284,212)
                                                                                                    -----------         -----------
Cash flows from financing activity-
    Net increase in deposits ...............................................................         15,309,027          13,593,732
                                                                                                     ----------          ----------

Net increase in cash and cash equivalents ..................................................          2,614,469           2,739,491

Cash and cash equivalents at beginning of period ...........................................          2,385,096           1,478,648
                                                                                                      ---------           ---------

Cash and cash equivalents at end of period .................................................       $  4,999,565           4,218,139
                                                                                                   ============           =========

Supplemental disclosure of cash flow information-
    Cash paid during the period for:
        Interest ...........................................................................       $    922,768             191,773
                                                                                                   ============             =======

        Income taxes........................................................................       $          -                   -
                                                                                                   ============           =========
Noncash transaction-
    Accumulated other comprehensive income (loss), change in
        unrealized loss on securities available for sale, net of tax .......................       $    (44,739)             (1,474)
                                                                                                   ============              ======

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

        In the opinion of the management of the Company, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2001, the results of operations for the three- and six-month periods ended June 30, 2001 and 2000 and cash flows for the six-month periods ended June 30, 2001 and 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

    Basis of Presentation.  The accompanying  condensed  consolidated  financial statements of the Company include the accounts of both Jacksonville Bancorp and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Loan Impairment and Loan Losses. No loans were identified as impaired during the three months or six months ended June 30, 2001 or 2000.

    An analysis of the change in the allowance for loan losses follows:

                                                                       Three Months Ended                    Six Months Ended
                                                                            June 30,                               June 30,
                                                                       ------------------                    ----------------
                                                                     2001                2000              2001                2000
                                                                     ----                ----              ----                ----

Balance at beginning of period .........................           $384,249            116,143            344,361             80,485
Provision for loan losses ..............................             63,161             52,940            103,049             88,598
                                                                     ------             ------            -------             ------

Balance at end of period ...............................           $447,410            169,083            447,410            169,083
                                                                   ========            =======            =======            =======

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

(4) Regulatory Matters. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2001 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                                           Regulatory
                                                                                           Actual          Requirement
                                                                                           ------          -----------

Total capital to risk-weighted assets .................................................    13.71%              8.00%
Tier I capital to risk-weighted assets ................................................    12.81%              4.00%
Tier I capital to average assets - leverage ratio .....................................    11.81%              4.00%

                           JACKSONVILLE BANCORP, INC.

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2001, and for the three- and six-month periods ended June 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
Jacksonville Bancorp, Inc.
Jacksonville, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Jacksonville Bancorp, Inc. and Subsidiary (the "Company") as of June 30, 2001, and the related condensed consolidated statements of operations for the three- and six-month periods ended June 30, 2001 and 2000, the related condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 2001 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2001 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.






HACKER, JOHNSON & SMITH PA
Tampa, Florida
August 3, 2001

                           JACKSONVILLE BANCORP, INC.

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                Comparison of June 30, 2001 and December 31, 2000

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

Liquidity and Capital Resources

    The Company's primary source of cash during the six months ended June 30, 2001 was from the net increase in deposits of $15.3 million. Cash was used primarily to originate loans, net of principal repayments, of $10.6 million and purchase securities of approximately $3.7 million. The Company had unfunded commitments to extend credit of $13.4 million and time deposits of $17.2 million maturing in one year or less at June 30, 2001. The Company exceeded its regulatory liquidity requirements at June 30, 2001.

Results of Operations

Comparison of the Three-Month Periods Ended June 30, 2001 and 2000

    General. Net loss for the three months ended June 30, 2001 was $53,101 or $.05 per basic and diluted share compared to $142,306 or $.14 per basic and diluted share for 2000. The Bank commenced operations on May 28, 1999. At June 30, 2001, the Company had not achieved the asset size necessary to operate profitably.

    Interest  Income.  Interest  income was  $976,424 for the three months ended
       June 30, 2001 compared to $413,510 for the three months ended June 30, 2000. Interest income earned on loans increased to $887,510 for the three months ended June 30, 2001 from $338,612 for the three months ended June 30, 2000 due to an increase in the average loan portfolio balance to $41.4 million for the three months ended June 30, 2001 compared to $14.5 million for three months ended June 30, 2000. This increase was partially offset by a decrease in the weighted-average yield earned to 8.68% in 2001 from 9.34% in 2000. Interest on securities increased to $75,468 for the three months ended June 30, 2001 from $34,320 for the three months ended June 30, 2000 due to an increase in the average investment portfolio balance.

    Interest Expense. Interest expense on interest-bearing deposits increased to $455,530 for the three months ended June 30, 2001 from $149,820 for the three months ended June 30, 2000 due to an increase in average interest-bearing deposits to $36.6 million for the three months ended June 30, 2001 from $12.4 million for the three months ended June 30, 2000. The increase also resulted from an increase in the weighted-average rate paid on interest-bearing deposits to 4.98% for the three months ended June 30, 2001 from 4.84% for the three months ended June 30, 2000.

                           JACKSONVILLE BANCORP, INC.

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued

    Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $63,161 for the three month period ended June 30, 2001 compared to $52,940 for the same period in 2000. The allowance for loan losses was $447,410 at June 30, 2001. Management believes the allowance is adequate at June 30, 2001.

    Noninterest Income. Noninterest income was $112,505 for the three months ended June 30, 2001 compared to $46,793 for the 2000 period. Service charges on deposit accounts totaled $71,873 in 2001, up from $34,532 in 2000, due to an increase in the average number of deposit accounts.

    Noninterest  Expense.  Noninterest  expense  increased  $165,268 or 34.1% to
       $649,236 for the three months ended June 30, 2001 from $483,968 for the three months ended June 30, 2000. Salaries and employee benefits was the largest noninterest expense increasing from $227,186 during the three months ended June 30, 2000 to $314,895 for the 2001 period. In addition, data processing expense increased from $37,302 for the three months ended June 30, 2000 to $85,077 for the 2001 period. The increase in total noninterest expenses relates to the overall growth of the Bank.

    Income Tax  Benefit.  The income tax benefit for the three months ended June
       30, 2001 was $32,037 (an effective rate of 37.6%) compared to $84,119 for the three months ended June 30, 2000 (an effective tax rate of 37.2%).

Comparison of the Six-Month Periods Ended June 30, 2001 and 2000

    General. Net loss for the six months ended June 30, 2001 was $166,174 or $.16 per basic and diluted share compared to $395,979 or $.39 per basic and diluted share for 2000. The Bank commenced operations on May 28, 1999. At June 30, 2001, the Company had not achieved the asset size to operate profitably.

    Interest Income.  Interest  income was  $1,903,408  for the six months ended
       June 30, 2001 compared to $686,737 for the six months ended June 30, 2000. Interest income earned on loans increased to $1,716,569 for the six months ended June 30, 2001 from $547,587 for the six months ended June 30, 2000 due to an increase in the average loan portfolio balance to $38.9 million for the six months ended June 30, 2001 from $11.9 million for the six months ended June 30, 2000. This increase was partially offset due to a decrease in the weighted-average yield earned to 8.99% in 2001 from 9.21% in 2000. Interest on securities increased to $125,878 for the six months ended June 30, 2001 from $68,721 for the six months ended June 30, 2000 due to an increase in the average investment portfolio balance.

    Interest Expense. Interest expense on interest-bearing deposits was $926,517 for the six months ended June 30, 2001 compared to $247,792 for the six months ended June 30, 2000 due to an increase in average interest-bearing deposits to $35.7 million for the six months ended June 30, 2001 from $9.9 million for the six month period ended June 30, 2000. This increase also resulted from an increase in the weighted-average rate paid on interest-bearing deposits to 5.19% for the six months ended June 30, 2001 from 5.03% for the six months ended June 30, 2000.

                           JACKSONVILLE BANCORP, INC.

                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, Continued


    Provision for Loan Losses. The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $103,049 for the six months ended June 30, 2001 compared to $88,598 for the same period in 2000. The allowance for loan losses was $447,410 at June 30, 2001. Management believes the allowance is adequate at June 30, 2001.

    Noninterest Income. Noninterest income was $199,157 for the six months ended
       June 30, 2001 compared to $93,273 for the 2000 period. Service charges on deposit accounts totaled $125,486 in 2001, up from $68,081 in 2000, due to an increase in the average number of deposit accounts.

    Noninterest  Expense.  Noninterest  expense  increased  $254,998 or 23.6% to
       $1,333,288 for the six months ended June 30, 2001 from $1,078,290 for the six months ended June 30, 2000. The largest noninterest expense was salaries and employee benefits totaling $667,967 for the six months ended June 30, 2001 compared to $556,301 for the comparable 2000 period. In addition data processing expense increased from $90,749 for the six months ended June 30, 2000 to $172,308 for the 2001 period. The increase in total noninterest expenses relates to the overall growth of the Bank.

    Income Tax Benefit. The income tax benefit for the six months ended June 30, 2001 was $100,255 (an effective rate of 37.6%) compared to $238,784 for the six months ended June 30, 2000 (an effective rate of 37.6%).


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

                           JACKSONVILLE BANCORP, INC.

                           PART II. OTHER INFORMATION

Item 4.  Submissions of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders (the "Annual Meeting") of Jacksonville Bancorp, Inc. was held on April 25, 2001, to consider the election of the Company's Class I directors.

At the Annual Meeting, 762,561 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

   Proposal I.

   The election of Class I directors, each for a term of one year:

                                                                    Withheld
                                                      For          Authority
                                                      ---          ---------

           John W. Rose                               755,561         7,000
                                                      =======         =====
           John R. Schultz                            755,561         7,000
                                                      =======         =====
           Price W. Schwenck                          755,561         7,000
                                                      =======         =====
           Gary L. Winfield                           755,561         7,000
                                                      =======         =====

    In addition to the foregoing, the following individuals are directors of Jacksonville Bancorp, Inc. whose terms continued after the Annual Meeting:

           D. Michael Carter                               R.C. Mills
           Melvin Gottlieb                                 Gilbert J. Pomar, III
           James M. Healey                                 Donald E. Roller
           John C. Kowkabany                               Bennett A. Tavar
           Rudolph A. Kraft                                Charles F. Spencer

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

       Exhibit No.                   Description of Exhibit
       -----------                   ----------------------

        *    3.1                     Articles of Incorporation of the Company
        *    3.2                     By-laws of the Company
        *    4.1                     Specimen Common Stock Certificate
        *   10.1                     Stock Option Plan
        *   10.2                     Servicing Agreement with M&I Data Services
        **  10.3                     Employment Contract Gilbert J. Pomar, III
        ***  99.1                    Stock Option Plan

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


                                  JACKSONVILLE BANCORP, INC.
                                     (Registrant)






Date:  August 13, 2001            By:  /s/Gilbert J. Pomar III
       ---------------                 -----------------------
                                          Gilbert J. Pomar III, President and
                                           Chief Executive Officer





Date:  August 13, 2001            By:  /s/Cheryl L. Whalen
       ---------------                 -------------------
                                          Cheryl L. Whalen, Executive Vice
                                           President and Chief Financial Officer