Form 10QSB
period 2001-09-30
JACKSONVILLE BANCORP INC /FL/
filed 2001-11-13
CIK 1071264

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly  report  under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

For the quarterly period ended September 30, 2001

___  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ________________ to _________________

Commission file number 001-14853
                       ---------


                           JACKSONVILLE BANCORP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Florida                                               59-3472981
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

                           ---------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                               Since Last Report)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES  X     NO
    ---       ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                  1,017,066 shares
--------------------------------------                  ----------------
             (class)                             Outstanding at October 24, 2001

Transitional Small Business Format (check one): YES      NO    X
                                                    ---       ---

================================================================================



                           JACKSONVILLE BANCORP, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                                                                                Page
                                                                                                                               ----
     Condensed Consolidated Balance Sheets -
       At September 30, 2001 (unaudited) and At December 31, 2000................................................................2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three and Nine Months ended September 30, 2001 and 2000...................................................................3

     Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
       Nine Months ended September 30, 2001......................................................................................4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Nine Months ended September 30, 2001 and 2000.............................................................................5

     Notes to Condensed Consolidated Financial Statements (Unaudited)..........................................................6-7

     Review by Independent Certified Public Accountants..........................................................................8

     Report on Review by Independent Certified Public Accountants................................................................9

   Item 2. Management's Discussion and Analysis of Financial Condition
     and Results of Operations...............................................................................................10-14

   Item 3. Quantitative and Qualitative Disclosures about Market Risk...........................................................15

PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K....................................................................................15

SIGNATURES......................................................................................................................16

                           JACKSONVILLE BANCORP, INC.

                          PART I. FINANCIAL INFORMATION

                          Item 1. Financial Statements

                      Condensed Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                                       September 30,       December 31,
                                                                                       -------------       ------------
    Assets                                                                                 2001               2000
    ------                                                                                 ----               ----
                                                                                       (Unaudited)

Cash and due from banks .......................................................         $  2,543             2,235
Federal funds sold ............................................................              112               150
                                                                                          ------            ------

            Cash and cash equivalents .........................................            2,655             2,385

Securities available for sale .................................................            6,782             3,095
Securities held to maturity ...................................................               50                50
Loans, net of allowance for loan losses of $534 in 2001 and
    $344 in 2000 ..............................................................           53,560            34,183
Accrued interest receivable ...................................................              389               257
Premises and equipment, net ...................................................            3,370             3,554
Federal Home Loan Bank stock, at cost .........................................               63                37
Deferred income taxes .........................................................            1,389             1,292
Other assets ..................................................................              257               183
                                                                                          ------            ------

            Total assets ......................................................         $ 68,515            45,036
                                                                                        ========            ======

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits .......................................           10,099             7,750
    Money market, NOW and savings deposits ....................................           21,623            16,493
    Time deposits .............................................................           27,920            13,098
                                                                                          ------            ------

            Total deposits ....................................................           59,642            37,341

    Borrowings ................................................................            1,250                 -
    Other liabilities .........................................................              245               156
                                                                                          ------            ------

            Total liabilities .................................................           61,137            37,497
                                                                                          ------            ------

Stockholders' equity:
    Preferred stock ...........................................................                -                 -
    Common stock ..............................................................               10                10
    Additional paid-in capital ................................................            9,705             9,705
    Accumulated deficit .......................................................           (2,377)           (2,179)
    Accumulated other comprehensive income ....................................               40                 3
                                                                                          ------            ------
            Total stockholders' equity ........................................            7,378             7,539
                                                                                           -----             -----

            Total liabilities and stockholders' equity ........................         $ 68,515            45,036
                                                                                        ========            ======

See Accompanying Notes to Condensed Consolidated Financial Statements.


                           JACKSONVILLE BANCORP, INC.

           Condensed Consolidated Statements of Operations (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                   Three Months Ended             Nine Months Ended
                                                                       September 30,                September 30,
                                                                       -------------                -------------
                                                                    2001          2000          2001            2000
                                                                    ----          ----          ----            ----
Interest income:
    Loans   ..............................................   $        995           476         2,712           1,024
    Securities............................................            100            41           226             110
    Other interest-earning assets.........................             13            41            74             110
                                                                    -----           ---         -----           -----

            Total interest income.........................          1,108           558         3,012           1,244
                                                                    -----           ---         -----           -----

Interest expense:
    Deposits..............................................            545           237         1,472             485
    Other borrowings......................................              4             1            10               1
                                                                    -----           ---         -----           -----

            Total interest expense........................            549           238         1,482             486
                                                                    -----           ---         -----           -----

            Net interest income...........................            559           320         1,530             758

Provision for loan losses.................................             87            77           190             165
                                                                    -----           ---         -----           -----
            Net interest income after
              provision for loan losses...................            472           243         1,340             593
                                                                    -----           ---         -----           -----
Noninterest income:
    Fees and service charges on deposit
        accounts..........................................             77            53           202             121
    Other   ..............................................             38            25           112              50
                                                                    -----           ---         -----           -----

            Total noninterest income......................            115            78           314             171
                                                                    -----           ---         -----           -----
Noninterest expense:
    Salaries and employee benefits........................            325           273           993             830
    Occupancy expense.....................................            126           122           389             322
    Professional fees.....................................              2            25            59              67
    Data processing.......................................             95            40           267             131
    Travel and entertainment..............................              5             5            17              12
    Printing and office supplies..........................             12            23            41              61
    Telephone expense.....................................             13            13            40              33
    Advertising...........................................              6            26            17              72
    Courier, freight and postage..........................             20            20            45              67
    Other   ..............................................             34            60           103              89
                                                                    -----           ---         -----           -----

            Total noninterest expense.....................            638           607         1,971           1,684
                                                                    -----           ---         -----           -----

Loss before income tax benefit............................            (51)         (286)         (317)           (920)

            Income tax benefit............................            (19)         (105)         (119)           (343)
                                                                    -----           ---         -----           -----

Net loss..................................................   $        (32)         (181)         (198)           (577)
                                                             ============          ====          ====            ====

Loss per share, basic and diluted.........................   $       (.03)         (.18)         (.19)           (.57)
                                                             ============          ====          ====            ====

Weighted-average number of shares outstanding
    for basic and diluted.................................      1,017,066     1,017,066     1,017,066       1,017,066
                                                             ============     =========     =========       =========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

            Condensed Consolidated Statement of Stockholders' Equity

                      Nine Months Ended September 30, 2001
                             (Dollars in thousands)

                                                                                                          Accumulated
                                                                                                             Other
                                                                                  Additional                 Compre-       Total
                                      Preferred Stock         Common Stock        Paid-In   Accumulated     hensive    Stockholders'
                                    Shares      Amount      Shares     Amount     Capital     Deficit       Income       Equity
                                    ------      ------      ------     ------     -------     -------       ------       ------


Balance at December 31, 2000 ......    -       $   -      1,017,066     $    10     9,705     (2,179)           3         7,539
                                                                                                                          -----
Comprehensive income (loss):
    Net loss (unaudited) ..........    -           -              -           -         -      (198)           -          (198)

Net change in unrealized
    gain on securities
    available for sale, net of
    income taxes of $22
    (unaudited) ...................    -           -              -           -         -         -           37            37
                                                                                                                         -----
Comprehensive income
    (loss) (unaudited) ............                                                                                       (161)
                                    ------      ------       ------      ------   -------     -------       ------       ------
Balance at September 30, 2001
(unaudited) .......................    -       $   -      1,017,066     $    10     9,705    (2,377)          40         7,378
                                    ======     =======    =========     =======   =======    ========       ======       ======


See Accompanying Notes to Condensed Consolidated Financial Statements.


                           JACKSONVILLE BANCORP, INC.

           Condensed Consolidated Statements of Cash Flows (Unaudited)
                             (Dollars in thousands)


                                                                                                              Nine Months Ended
                                                                                                                 September 30,
                                                                                                           ------------------------
                                                                                                           2001                2000
                                                                                                           ----                ----

Cash flows from operating activities:
    Net loss ...............................................................................           $   (198)               (577)
    Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
        Depreciation .......................................................................                206                 152
        Provision for loan losses ..........................................................                190                 165
        Credit for deferred income taxes ...................................................               (119)               (343)
        Increase in accrued interest receivable and
            other assets ...................................................................               (206)               (145)
        Increase in other liabilities ......................................................                 89                 814
                                                                                                        -------             -------

                Net cash (used in) provided by operating activities ........................                (38)                 66
                                                                                                        -------             -------

Cash flows from investing activities:
    Purchases of securities available for sale .............................................             (6,180)             (1,116)
    Calls of securities available for sale .................................................              2,000                   -
    Principal repayments on securities available for sale ..................................                552                   -
    Purchase of Federal Home Loan Bank stock ...............................................                (26)                (37)
    Net increase in loans ..................................................................            (19,567)            (16,615)
    Net purchases of premises and equipment ................................................                (22)             (1,703)
                                                                                                        -------             -------

                Net cash used in investing activities ......................................            (23,243)            (19,471)
                                                                                                        -------             -------

Cash flows from financing activities:
    Net increase in deposits ...............................................................             22,301              20,566
    Net increase in borrowings .............................................................              1,250                  74
                                                                                                        -------             -------

                Net cash provided by financing activities ..................................             23,551              20,640
                                                                                                        -------             -------

Net increase in cash and cash equivalents ..................................................                270               1,235

Cash and cash equivalents at beginning of period ...........................................              2,385               1,479
                                                                                                        -------             -------

Cash and cash equivalents at end of period .................................................           $  2,655               2,714
                                                                                                       ========             =======

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest ...........................................................................           $  1,426                 472
                                                                                                       ========             =======

        Income taxes .......................................................................           $      -                   -
                                                                                                       ========             =======
    Noncash transaction-
        Change in accumulated other comprehensive
            income, net of tax .............................................................           $     37                   7
                                                                                                       ========             =======


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

       In the opinion of the management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2001, the results of operations for the three- and nine-month periods ended September 30, 2001 and 2000, and cash flows for the nine-month periods ended September 30, 2001 and 2000. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

     Basis of Presentation.  The accompanying  condensed  consolidated financial statements of the Company include the accounts of both Jacksonville Bancorp and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) Loan Impairment and Loan Losses. No loans were identified as impaired during the three months or nine months ended September 30, 2001 or 2000.

       An analysis of the change in the allowance for loan losses follows (in thousands):


                                                                            Three Months Ended                  Nine Months Ended
                                                                               September 30,                       September 30,
                                                                          ----------------------              ----------------------
                                                                          2001              2000              2001              2000
                                                                          ----              ----              ----              ----

Balance at beginning of period                                            $447               169               344                81
Provision for loan losses                                                   87                77               190               165
                                                                            --                --               ---               ---

Balance at end of period                                                  $534               246               534               246
                                                                          ====               ===               ===               ===

                                                                     (continued)

                           JACKSONVILLE BANCORP, INC.

(3) Loss Per Share. Basic loss per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. The Company's common stock equivalents are not dilutive.

(4) Regulatory Matters. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2001, of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                                           Regulatory
                                                                                           Actual          Requirement
                                                                                           ------          -----------

Total capital to risk-weighted assets ........................................             11.84%              8.00%
Tier I capital to risk-weighted assets .......................................             10.93%              4.00%
Tier I capital to average assets - leverage ratio ............................              9.95%              4.00%


                           JACKSONVILLE BANCORP, INC.

               Review by Independent Certified Public Accountants


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2001, and for the three- and nine-month periods ended September 30, 2001 and 2000 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          Report on Review by Independent Certified Public Accountants



The Board of Directors
Jacksonville Bancorp, Inc.
Jacksonville, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Jacksonville Bancorp, Inc. (the "Company") as of September 30, 2001, and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2001 and 2000, the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000 and the condensed consolidated statement of stockholders' equity for the nine-month period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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






HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 26, 2001

                           JACKSONVILLE BANCORP, INC.

                  Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations

             Comparison of September 30, 2001 and December 31, 2000


General

   Jacksonville Bancorp, Inc., ("Jacksonville Bancorp") which was incorporated on October 24, 1997, owns 100% of the outstanding common stock of The Jacksonville Bank ("Bank") (collectively, the "Company"). The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank opened for business on May 28, 1999, and provides a variety of community banking services to businesses and individuals through its three banking offices located in Jacksonville, Florida. During 2000 the Bank formed Fountain Financial, Inc., a wholly-owned subsidiary whose primary business activities consist of referral of customers of the Bank to third parties for sale of insurance products.

Liquidity and Capital Resources

   The Company's primary source of cash during the nine months ended September 30, 2001, was from the net increase in deposits of $22.3 million. Cash was used primarily to originate loans, net of principal repayments, of $19.6 million and purchase securities of approximately $6.2 million. The Company had unfunded commitments to extend credit of $15.2 million and time deposits of $21.0 million maturing in one year or less at September 30, 2001. The Company exceeded its regulatory liquidity requirements at September 30, 2001.

                           JACKSONVILLE BANCORP, INC.

Results of Operations

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest-rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition, the Company's net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of its noninterest income, and its noninterest expenses, such as salaries and employee benefits, and occupancy and equipment costs.

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

                                                                               Three Months Ended September 30,
                                                             --------------------------------------------------------------------
                                                                         2001                                 2000
                                                             ------------------------------        ------------------------------
                                                                       Interest     Average                   Interest     Average
                                                            Average       and       Yield/         Average       and        Yield/
                                                            Balance    Dividends     Rate          Balance    Dividends      Rate
                                                            -------    ---------     ----          -------    ---------      ----
                                                                                     (Dollars in thousands)
Interest-earning assets:
     Loans.........................................        $ 48,771       995       8.09%        $ 19,040        476         9.95%
     Securities....................................           6,121       100       6.48            2,371         41         6.88
     Other interest-earning assets (1).............           1,530        13       3.37            2,454         41         6.65
                                                              -----        --                       -----         --

         Total interest-earning assets.............          56,422     1,108       7.79           23,865        558         9.30
                                                                        -----                                    ---
Noninterest-earning assets.........................           8,746                                 7,063
                                                              -----                                 -----

         Total assets..............................        $ 65,168                              $ 30,928
                                                           ========                              ========

Interest-bearing liabilities:
     Savings and NOW deposits......................          19,671       171       3.45           12,688        157         4.92
     Money-market deposits.........................           1,822        16       3.48            1,284         16         4.96
     Time deposits.................................          23,983       358       5.92            3,846         64         6.62
     Other borrowings..............................             461         4       3.44               92          1         7.20
                                                                ---        --                          --         --

         Total interest-bearing liabilities........          45,937       549       4.74           17,910        238         5.29
                                                                          ---                                    ---
Noninterest-bearing liabilities....................          11,877                                 5,262
Stockholders' equity...............................           7,354                                 7,756
                                                              -----                                 -----

         Total liabilities and   stockholders' equity      $ 65,168                              $ 30,928
                                                           ========                              ========

Net interest/dividend income.......................                   $   559                                  $ 320
                                                                      =======                                  =====

Interest-rate spread (2)...........................                                 3.05%                                    4.01%
                                                                                    ====                                     ====

Net interest margin (3)............................                                 3.93%                                    5.33%
                                                                                    ====                                     ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities..........            1.23                                  1.33
                                                               ====                                  ====

----------

1)   Includes federal funds sold.
2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
3) Net interest margin is net interest income divided by average interest-earning assets.

                           JACKSONVILLE BANCORP, INC.


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

                                                                                  Nine Months Ended September 30,
                                                            --------------------------------------------------------------------
                                                                         2001                                     2000
                                                            -------------------------------       ------------------------------
                                                                       Interest     Average                  Interest     Average
                                                            Average        and       Yield/       Average       and        Yield/
                                                            Balance    Dividends     Rate         Balance    Dividends       Rate
                                                            -------    ---------     ----         -------    ---------       ----
                                                                                    (Dollars in thousands)
Interest-earning assets:
     Loans.........................................        $ 41,952        2,712       8.64%     $ 14,223        1,024      9.62%
     Securities....................................           4,621          226       6.54         2,137          110      6.88
     Other interest-earning assets (1).............           2,041           74       4.85         2,347          110      6.26
                                                              -----           --                    -----          ---

         Total interest-earning assets.............          48,614        3,012       8.28        18,707        1,244      8.88
                                                                           -----                                 -----
Noninterest-earning assets.........................           8,519                                 6,330
                                                              -----                                 -----

         Total assets..............................        $ 57,133                              $ 25,037
                                                           ========                              ========

Interest-bearing liabilities:
     Savings and NOW deposits......................          17,839          496       3.72         9,573          350      4.88
     Money-market deposits.........................           1,763           44       3.34         1,370           50      4.88
     Time deposits.................................          19,441          932       6.41         1,778           85      6.39
     Other borrowings..............................             310           10       4.31            33            1      6.68
                                                             ------         ----                     ----         ----

         Total interest-bearing liabilities........          39,353        1,482       5.03        12,754          486      5.09
                                                                           -----                                  ----

Noninterest-bearing liabilities....................          10,321                                 4,329
Stockholders' equity...............................           7,459                                 7,954
                                                              -----                                 -----

         Total liabilities and
           stockholders' equity....................        $ 57,133                              $ 25,037
                                                           ========                              ========

Net interest/dividend income.......................                      $ 1,530                               $   758
                                                                         =======                               =======

Interest-rate spread (2)...........................                                    3.25%                                3.79%
                                                                                       ====                                 ====

Net interest margin (3)............................                                    4.21%                                5.41%
                                                                                       ====                                 ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities..........            1.24                                  1.47
                                                               ====                                  ====


----------

1)   Includes federal funds sold.
2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
3) Net interest margin is net interest income divided by average interest-earning assets.

                           JACKSONVILLE BANCORP, INC.

    Comparison of the Three-Month Periods Ended September 30, 2001 and 2000

General. Net loss for the three months ended September 30, 2001, was $32,000 or $.03 per basic and diluted share compared to $181,000 or $.18 per basic and diluted share for 2000. The Bank commenced operations on May 28, 1999. For the three months ended September 30, 2001, the Company had not achieved the asset size necessary to operate profitably.

Interest  Income.  Interest  income  was  $1,108,000  for the three months ended
     September 30, 2001, compared to $558,000 for the three months ended September 30, 2000. Interest income earned on loans increased to $995,000 for the three months ended September 30, 2001, from $476,000 for the three months ended September 30, 2000, due to an increase in the average loan portfolio balance to $48.8 million for the three months ended September 30, 2001 compared to $19.0 million for the three months ended September 30,
     2000. This increase was partially offset by a decrease in the weighted-average yield earned to 8.09% in 2001 from 9.95% in 2000. Interest on securities increased to $100,000 for the three months ended September 30, 2001, from $41,000 for the three months ended September 30, 2000, due to an increase in the average investment portfolio balance.

Interest Expense. Interest expense on interest-bearing deposits increased to $545,000 for the three months ended September 30, 2001, from $237,000 for the three months ended September 30, 2000, due to an increase in average interest-bearing deposits to $45.5 million for the three months ended September 30, 2001, from $17.8 million for the three months ended September 30, 2000. The increase was partially offset by a decrease in the weighted-average rate paid on interest-bearing deposits to 4.74% for the three months ended September 30, 2001 from 5.29% for the three months ended September 30, 2000.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $87,000 for the three month period ended September 30, 2001, compared to $77,000 for the same period in 2000. The allowance for loan losses was $534,000 at September 30, 2001, which management believes is adequate.

Noninterest  Income.  Noninterest income was $115,000 for the three months ended
     September 30, 2001, compared to $78,000 for the 2000 period. Fees and service charges on deposit accounts totaled $77,000 in 2001, up from $53,000 in 2000, due to an increase in the average number of deposit accounts.

Noninterest Expense. Noninterest expense increased to $638,000 for the three months ended September 30, 2001, from $607,000 for the three months ended September 30, 2000. Salaries and employee benefits was the largest noninterest expense increasing from $273,000 during the three months ended September 30, 2000, to $325,000 for the 2001 period. In addition, data processing expense increased from $40,000 for the three months ended September 30, 2000, to $95,000 for the 2001 period. The increase in total noninterest expenses relates to the overall growth of the Company.

Income Tax Benefit.  The income tax benefit for the three months ended September
     30, 2001, was $19,000 (an effective rate of 37.3%) compared to $105,000 for the three months ended September 30, 2000 (an effective tax rate of 36.7%). The Company recognized an income tax benefit as well as a deferred tax asset because management believes it is more likely than not the Company will be able to generate taxable income in the future to realize those amounts.

                           JACKSONVILLE BANCORP, INC.

     Comparison of the Nine-Month Periods Ended September 30, 2001 and 2000


General. Net loss for the nine months ended September 30, 2001, was $198,000 or $.19 per basic and diluted share compared to $577,000 or $.57 per basic and diluted share for 2000. The Bank commenced operations on May 28, 1999. For the nine months ended September 30, 2001, the Company had not achieved the asset size to operate profitably.

Interest  Income.  Interest  income  was  $3,012,000  for the  nine months ended
     September 30, 2001, compared to $1,244,000 for the nine months ended September 30, 2000. Interest income earned on loans increased to $2,712,000 for the nine months ended September 30, 2001, from $1,024,000 for the nine months ended September 30, 2000, due to an increase in the average loan portfolio balance to $42.0 million for the nine months ended September 30, 2001, from $14.2 million for the nine months ended September 30, 2000. This increase was partially offset by a decrease in the weighted-average yield earned to 8.64% in 2001 from 9.62% in 2000. Interest on securities increased to $226,000 for the nine months ended September 30, 2001, from $110,000 for the nine months ended September 30, 2000, due to an increase in the average investment portfolio balance.

Interest Expense. Interest expense on interest-bearing deposits was $1,472,000 for the nine months ended September 30, 2001, compared to $485,000 for the nine months ended September 30, 2000. This increase was due to an increase in average interest-bearing deposits to $39.0 million for the nine months ended September 30, 2001, from $12.7 million for the nine month period ended September 30, 2000. This increase was also partially offset by a decrease in the weighted-average rate paid on interest-bearing deposits to 5.03% for the nine months ended September 30, 2001 from 5.09% for the nine months ended September 30, 2000.

Provision for Loan Losses. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $190,000 for the nine months ended September 30, 2001, compared to $165,000 for the same period in 2000. The allowance for loan losses was $534,000 at September 30, 2001, which management believes is adequate.

Noninterest  Income.  Noninterest  income was $314,000 for the nine months ended
     September 30, 2001, compared to $171,000 for the 2000 period. Fees and service charges on deposit accounts totaled $202,000 in 2001, up from $121,000 in 2000, due to an increase in the average number of deposit accounts.

Noninterest Expense. Noninterest expense increased to $1,971,000 for the nine months ended September 30, 2001, from $1,684,000 for the nine months ended September 30, 2000. The largest noninterest expense was salaries and employee benefits totaling $993,000 for the nine months ended September 30, 2001, compared to $830,000 for the comparable 2000 period. In addition data processing expense increased from $131,000 for the nine months ended September 30, 2000, to $267,000 for the 2001 period. The increase in total noninterest expenses relates to the overall growth of the Company.

Income Tax  Benefit.  The income tax benefit for the nine months ended September
     30, 2001,  was $119,000 (an effective  rate of 37.5%)  compared to $343,000 for the nine months ended September 30, 2000 (an effective rate of 37.3%). The Company recognized an income tax benefit as well as a deferred tax asset because management believes it is more likely than not the Company will be able to generate taxable income in the future to realize these amounts.

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

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial increase in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 2000.


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

(b) Reports on Form 8-K. The Company filed no Form 8-K's during the three-months ended September 30, 2001.

                           JACKSONVILLE BANCORP, INC.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  JACKSONVILLE BANCORP, INC.
                                     (Registrant)






Date:  November 13, 2001          By:  /s/Gilbert J. Pomar III
       -----------------               -----------------------------------------
                                         Gilbert J. Pomar III, President
                                           and Chief Executive Officer





Date:  November 13, 2001          By:  /s/Cheryl L. Whalen
       -----------------               -----------------------------------------
                                         Cheryl L. Whalen, Executive Vice
                                           President and Chief Financial Officer