Form 10KSB
period 2001-12-31
JACKSONVILLE BANCORP INC /FL/
filed 2002-03-29
CIK 1071264

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ]   TRANSMISSION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                 --------    --------


                          COMMISSION FILE NO. 001-14853


                           JACKSONVILLE BANCORP, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)



      FLORIDA                                                                         59-3472981
      (STATE OR JURISDICTION OF                                                       (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                                                  IDENTIFICATION NO.)

      76 S. LAURA STREET, SUITE 104, JACKSONVILLE, FLORIDA                            32202
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

                                 Yes [X]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $4,731,000

The aggregate market value, calculated on the basis of the closing price of such stock on the Over-The-Counter Bulletin Board, of the voting stock held by nonaffiliates of the registrant at December 31, 2001, was approximately $6,304,186.

There were 1,169,086 shares of common stock outstanding at March 22, 2002.

Documents incorporated by reference: The Registrant's 2002 Annual Meeting Proxy Statement is incorporated by reference in this report in Part III, pursuant to Instruction E of Form 10-KSB. The Company will file its definitive Proxy Statement with the Commission prior to April 30, 2002.

                                                TABLE OF CONTENTS
                                                -----------------


      Description                                                                                                Page
------------------------------------------------------------------------------------------------------------------------

                                                      PART I
                                                      ------

      Item 1.      Description of Business........................................................................1
                        Forward-Looking Statements................................................................1
                        General...................................................................................1
                        Regulation and Supervision................................................................2
                        Market Area and Competition...............................................................4
                        Deposits..................................................................................4
                        Loan Portfolio............................................................................4
                        Investments...............................................................................5
                        Employees.................................................................................5
                        Executive Officers of the Registrant......................................................5
                        Data Processing...........................................................................5

      Item 2.      Description of Properties......................................................................6

      Item 3.      Legal Proceedings..............................................................................6

      Item 4.      Submission of Matters to a Vote of Security Holders............................................6
------------------------------------------------------------------------------------------------------------------------

                                                      PART II
                                                      -------

      Item 5.      Market for Common Equity and Related Stockholder Matters ......................................6

      Item 6.      Management's Discussion and Analysis...........................................................7

      Item 7.      Financial Statements..........................................................................16

      Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........31
------------------------------------------------------------------------------------------------------------------------

                                                      PART III
                                                      --------

      Item 9.      Directors, Executive Officers, Promoters and Control Persons;
                   Compliance with Section 16(A) of the Exchange Act ............................................31

      Item 10.     Executive Compensation........................................................................31

      Item 11.     Security Ownership of Certain Beneficial Owners and Management................................31

      Item 12.     Certain Relationships and Related Transactions................................................31

      Item 13.     Exhibits and Reports on Form 8-K..............................................................31

                   Signatures....................................................................................32

                                     PART I
                                     ------

Unless the context requires otherwise, references in this report to "we", "us", or "our" refer to Jacksonville Bancorp, Inc., its wholly owned subsidiary, The Jacksonville Bank, and the Bank's wholly owned subsidiary, Fountain Financial, Inc., on a consolidated basis. References to the "Company" denote Jacksonville Bancorp, Inc., and our wholly owned subsidiary, The Jacksonville Bank, is referred to as the "Bank".

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements related to our future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive, and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words "estimate", "project", "anticipate", "intend", "believe", and "expect", and similar expressions, are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by these statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans and may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives, or other plans.

These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors. The risks, uncertainties, and other factors affecting actual results include, but are not limited to, those discussed below and in other filings with the Securities and Exchange Commission:

      o our limited operating history, which makes it more difficult to predict results and potentially increases financial sensitivity to economic changes;

      o adverse economic and political conditions, specifically in North Florida where we focus our operations;

      o competitive circumstances in banking markets, specifically in Florida and Jacksonville;

      o changes in legislation, bank regulation, and governmental monetary policies, which could adversely affect the banking industry as a whole, and us specifically;

      o our ability to attract and retain talented and experienced senior management and employees;

      o successfully obtaining capital sufficient to support our expansion plans in a timely manner;

      o     changes in the interest rate environment;

      o our success in attracting deposits and making loans on terms which are mutually beneficial to us and our customers;

      o our management of credit risk and minimization of nonperforming assets;

      o     changes in relevant accounting principles;

      o constraints on our growth resulting from conditions imposed by regulators; and

      o maintaining the pace of technological changes in line with the banking and financial industry.


GENERAL

We were incorporated under the laws of the State of Florida on October 24, 1997, for the purpose of organizing the Bank. Our only business is the ownership and operation of the Bank, and its fiscal year ends December 31. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank opened for business on May 28, 1999, and provides a variety of community banking services to businesses and individuals in Jacksonville, Florida.

We provide a variety of competitive banking services, including Internet banking. In order to compete with the financial institutions in the market, we use our independent status to the fullest extent. This includes an emphasis on specialized services for the small business owner and professional and personal contacts by our officers, directors, and employees. Loan participations are arranged for customers whose loan demands exceed legal lending limits. Our product lines now include personal online banking, business online banking, and sweep accounts tied to Goldman Sachs proprietary funds in addition to our traditional banking products. Furthermore, through our subsidiary, Fountain Financial, Inc., and our marketing agreement with New England Financial (an affiliate of MetLife), we are able to meet the investment and insurance needs of our customers.

Substantial consolidation of the Florida banking market has occurred since the early 1980's. According to the FDIC, the number of commercial banking entities operating in Florida declined from approximately 550 as of December 31, 1980, to approximately 265 as of December 31, 2000, or over 50% in the 20 year period. We believe Florida has been particularly attractive to regional bank holding companies because it is the fourth largest state in the country in terms of total population (approximately 16 million) and is the third fastest growing state in the country (23.5% from 1990 to 2000). As more out-of-state bank holding companies enter the Florida market, we believe that the number of depository institutions headquartered and operating in Florida will continue to decline. The recent consolidation also has dislocated qualified banking professionals who have strong ties to, and an understanding of, their local markets. Our marketing program is directed primarily toward the advantages of local ownership and management, as well as fiscal responsibility, personal service, and customer relationships at the local level. We also focus on small and medium-size businesses (annual sales up to $20 million), professional firms, and active affluent consumers. Particular emphasis is placed on building personal face-to-face relationships. Our management and business development teams have extensive experience with individuals and companies within these targeted market segments in the Jacksonville area. Based on our experience, we believe that we have been and will continue to be effective in gaining market share in a banking environment generally characterized by a high level of customer discontent.


REGULATION AND SUPERVISION

We operate in a highly regulated environment, where statutes, regulations, and administrative policies govern our business activities. We are supervised by, examined by, and submit reports to, a number of regulatory agencies, including the Federal Reserve Board, the FDIC, and the Florida DBF.

We are regulated by the Federal Reserve Board under the Federal Bank Holding Company Act ("BHC Act"), which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board, under its regulations and published policy statements, has maintained that a bank holding company must serve as a source of financial strength to its subsidiary bank(s). In adhering to the Federal Reserve Board policy, the Company may be required to provide financial support for the Bank at a time when, absent such policy, the Company may not otherwise deem it advisable to provide such assistance.

At one time, a bank holding company was generally prohibited from acquiring control of any company which was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. In April 1997, the Federal Reserve Board revised and expanded the list of permissible non-banking activities in which a bank holding company could engage; however, limitations continue to exist under certain laws and regulations. The recently passed Gramm-Leach-Bliley Act repeals certain regulations pertaining to bank holding companies and eliminates many of the previous prohibitions. Specifically, Title I of the Gramm-Leach-Bliley Act repeals Sections 20 and 32 of the Glass-Steagall Act (12 U.S.C. ss.377 and ss.78, respectively) and is intended to facilitate affiliations among banks, securities firms, insurance firms, and other financial companies. To further this goal, the Gramm-Leach-Bliley Act amends Section 4 of the BHC Act (12 U.S.C. ss.1843) to authorize bank holding companies and foreign banks that qualify as "financial holding companies" to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. The activities of bank holding companies that are not financial holding companies continue to be limited to activities authorized under the BHC Act, such as activities that the Federal Reserve Board previously has determined in regulations and orders issued under section 4(c)(8) of the BHC Act to be closely related to banking and permissible for bank holding companies.

As a state bank, the Bank is subject to the supervision of the Federal Reserve Board, the FDIC, and the Florida DBF. With respect to expansion, we may establish branch offices anywhere within the State of Florida with regulatory approval. We are also subject to the Florida banking and usury laws limiting the amount of interest that can be charged when making loans or other extensions of credit. In addition, the Bank, as a subsidiary of the Company, is subject to restrictions under federal law in dealing with the Company and other affiliates. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate, and the purchase of assets from an affiliate.

While not its only source of income, the primary source of the Company's income will be dividends from the Bank. A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank's capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows. Twenty percent of the net profits in the preceding two year period may not be paid in dividends but must be retained to increase capital surplus until such surplus equals the amount of capital stock issued and outstanding. In addition, no bank may pay a dividend at any time that the total of net income for the current year when combined with retained net income from the preceding two years produces a loss. The ability of the Bank to pay dividends to the Company will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

Loans and extensions of credit by all banks are subject to legal lending limitations. Under state law, a state bank may generally grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person. In addition, a state bank may grant additional loans and extensions of credit to the same person of up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed these general lending limits only if they qualify under one of several exceptions.

We are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC. Both the Federal Reserve Board and the FDIC have established risk based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk based capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have minimum capital equivalent to 8% of risk-weighted assets to be considered adequately capitalized. The risk weights assigned to assets are based primarily on the perceived levels of risk to capital. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one-to-four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk weighted assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") created and defined five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized), which are used to determine the nature of any corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes undercapitalized must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, an entity controlling a bank (i.e., the holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of 5% of the institution's total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with all capital standards. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, undercapitalized institutions will be restricted from paying management fees, dividends, and other capital distributions, will be subject to certain asset growth restrictions, and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

The FDICIA also required each federal banking agency to prescribe, and the Federal Reserve Board and the FDIC have adopted, for all insured depository institutions and their holding companies, standards relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits, and such other operational and managerial standards as the agency deems appropriate. The federal banking regulatory agencies were also required by regulation to prescribe standards specifying: (1) maximum classified assets to capital ratios; (2) minimum earnings sufficient to absorb losses without impairing capital; (3) to the extent feasible, a minimum ratio of market value to book value for publicly traded shares of depository institutions or depository institution holding companies; and (4) such other standards relating to asset quality, earnings and valuation as the agency deems appropriate. Finally, each federal banking agency was required to prescribe standards for employment contracts and other compensation arrangements with executive officers, employees, directors, and principal stockholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss. If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement a plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until corrected, may impose further restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA. Both the capital standards and the safety and soundness standards which the FDICIA implements were designed to bolster and protect the deposit insurance fund.

In response to the directives issued under the FDICIA, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of five established capital categories. The following table reflects these capital thresholds:


                                               Total Risk-Based      Tier 1 Risk-Based         Tier 1
                                                 Capital Ratio         Capital Ratio       Leverage Ratio
                                            --------------------- ---------------------- ------------------
         Well capitalized (1)                  10%                    6%                      5%
         Adequately capitalized (1)            8%                     4%                      4% (2)
         Undercapitalized (3)                  Less than 8%           Less than 4%            Less than 4%
         Significantly undercapitalized        Less than 6%           Less than 3%            Less than 3%
         Critically undercapitalized           --                     --                      Less than 2%

         (1)  AN INSTITUTION MUST MEET ALL THREE MINIMUMS.
         (2) 3% FOR COMPOSITE 1-RATED INSTITUTIONS, SUBJECT TO APPROPRIATE FEDERAL BANKING AGENCY GUIDELINES.
         (3) AN INSTITUTION FALLS INTO THIS CATEGORY IF IT IS BELOW THE ADEQUATELY CAPITALIZED LEVEL FOR ANY OF THE THREE CAPITAL MEASURES.

Under these capital categories, the Bank is classified as adequately capitalized. At December 31, 2001, the Bank's total risk-based capital and Tier 1 ratios were 9.80% and 8.89%, respectively. Due to the level of the bank's asset growth in the fourth quarter of 2001, the total risk-based capital ratio fell below the minimum to retain its well capitalized status for the first time since opening the Bank. The Bank remains above the required minimums for both the Tier 1 capital and leverage ratios; and it is expected that the infusion of capital pursuant to the Company's current stock offering, will allow the Bank to return to the well capitalized level for all three ratios.

Under federal law and regulations and subject to certain exceptions, the addition or replacement of any director, or the employment, dismissal, or reassignment of a senior executive officer at any time that the Bank is not in compliance with applicable minimum capital requirements, or otherwise in a troubled condition, or when the FDIC has determined that such prior notice is appropriate, is subject to prior notice to, and potential disapproval by, the FDIC.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, existing restrictions on interstate acquisitions of banks by bank holding companies were repealed on September 29, 1995, such that we and any other bank holding company located in Florida would be able to acquire any Florida-based bank, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (1) to accelerate the effective date or (2) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate. De novo branching by an out-of-state bank would be permitted only if is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws. Florida permits interstate branching by acquisition, but not by de novo branching.

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. Accordingly, the scope of regulation and permissible activities of the Company and the Bank are subject to change by future federal and state legislation or regulation.


MARKET AREA AND COMPETITION

Our primary market area is all of Duval County (including primarily the Southside, Arlington, Mandarin, Beaches and Downtown areas of Jacksonville). Jacksonville is the largest city in the United States as measured by land area. Jacksonville is home to the Jacksonville Jaguars, one of the newest NFL franchises and is the corporate headquarters to a number of regional and national companies. Duval County has a strong commercial and industrial base, which has been steadily expanding in recent years. In its January 2002 issue, EXPANSION MANAGEMENT MAGAZINE rated Jacksonville as the "Number One" city in America for business relocation and expansion, having evaluated factors such as business environment, quality and availability of workers, operating costs, taxes, incentives, and quality of life.

Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects such bank's loan activities and general growth. Primary competitive factors include interest rates on deposits and loans, service charges on deposit accounts, the availability of unique financial services products, a high level of personal service, and personal relationships between our officers and customers. We compete with financial institutions that have greater financial resources than we do, and that may be able to offer more services, unique services, or possibly better terms to their customers. Our directors and management, however, believe that we will be able to attract sufficient deposits to enable effective competition with other area financial institutions.

We are in competition with existing area financial institutions, including commercial banks and savings institutions, insurance companies, consumer finance companies, brokerage houses, mortgage banking companies, credit unions and other business entities which target traditional banking markets. We face increased competition due to the Gramm-Leach-Bliley Act, discussed under REGULATION AND SUPERVISION, which allows insurance firms, securities firms, and other non-traditional financial companies to provide traditional banking services. Due to the growth of the Jacksonville area, it can be anticipated that significant competition will continue from existing financial services providers, as well as new entrants to the market.


DEPOSITS

We offer a wide range of deposit accounts, including commercial and retail checking, money market, individual retirement and statement savings accounts, and certificates of deposit with fixed rates and a range of maturity options. Our sources of deposits are primarily residents, businesses, and employees of businesses within our market areas, obtained through personal solicitation by our officers and directors, direct mail solicitation, and advertisements published in the local media. We pay competitive interest rates on interest-bearing deposits. In addition, our service charge schedule is competitive with other area financial institutions, covering such matters as maintenance and per item processing fees on deposit accounts and special handling charges. We are also part of the Star and Cirrus ATM networks, and a member of both VISA and MasterCard.


LOAN PORTFOLIO

Our board of directors has adopted certain policies and procedures to guide individual loan officers in carrying out lending functions. The board of directors has formed a Directors' Loan Committee and appointed five directors to provide the following oversight:

      o ensure compliance with loan policy, procedures and guidelines as well as appropriate regulatory requirements;

      o approve loans above an aggregate amount of $500,000 to any entity and/or its related interests;

      o monitor overall loan quality through review of information relative to all new loans;

      o     approve lending authority for individual officers;

      o     monitor our loan review systems; and

      o     review the adequacy of the loan loss reserve.

The board of directors realizes that occasionally loans need to be made which fall outside the typical policy guidelines. Consequently, the Chief Executive Officer has the authority to make certain policy exceptions on loans up to $500,000. Policy exceptions on loans greater than $500,000 must be approved by the Directors' Loan Committee, and the full board of directors reviews reports of all loans and policy exceptions at its regular monthly meetings. Both internal and external independent auditors also evaluate the quality of loans, and determine if loans are originated in accordance with the guidelines established by the board of directors.

We recognize that credit losses will be experienced and the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral, as well as general economic conditions. We intend to maintain an adequate allowance for loan losses based on, among other things, industry standards, management's experience, historical loan loss experience, evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. We follow a conservative lending policy, but one which permits prudent risks to assist businesses and consumers primarily in our principal market areas. Interest rates vary depending on our cost of funds, the loan maturity, the degree of risk, and other loan terms. As appropriate, interest rates are adjustable with fluctuations in the "prime" rate. The long term loan-to-deposit ratio target is 85% to 90%. We believe this range will allow us to meet the credit needs of customers while maintaining adequate liquidity.

Commercial loans are primarily underwritten on the basis of the borrowers' ability to service such debt from income. As a general practice, we take as collateral a security interest in any available real estate, equipment, or other chattel, although loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets.

Consumer loans are extended for various purposes, including purchases of automobiles, recreational vehicles, and boats. We also offer home improvement and second mortgage loans, home equity loans and lines of credit, personal, and deposit account collateralized loans. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to ten years.


INVESTMENTS

The primary objective of the investment portfolio is to develop a mixture of investments with maturities and compositions so as to earn an acceptable rate of return while meeting liquidity requirements. We invest primarily in obligations guaranteed by the U.S. government and government-sponsored agencies. We also enter into federal funds transactions through our principal correspondent banks and are typically a net seller of funds. Investments with maturities in excess of one year are generally readily salable on the open market.


EMPLOYEES

As of December 31, 2001, we had 25 employees, 23 of whom were full time.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following, in addition to Mr. Pomar who serves as a director, are our executive officers:


NAME                          AGE    POSITIONS HELD AND PRINCIPAL OCCUPATIONS DURING THE PAST FIVE YEARS
--------------------------- -------- -----------------------------------------------------------------------------------------------
Scott M. Hall                 37     Executive  Vice  President  and Senior  Loan  Officer of the Bank.  Mr.  Hall has 15 years of experience in the financial services industry.  Before joining the Bank, he was employed with
                                     First Union National Bank in Jacksonville  for 8 years as Vice  President/Commercial  Banking
                                     Relationship  Manager.  His community activities include the Jacksonville Chamber of Commerce and  Habitat  for  Humanity,  and  he is a  member  of the  Clay  County  General  Government
                                     Committee.  Mr. Hall is a graduate of the University of North Florida,  where he received his
                                     Bachelor of Business Administration degree in Finance.

Cheryl L. Whalen              40     Executive Vice President and Chief  Financial  Officer for both the Company and the Bank. Ms.
                                     Whalen is also Chief  Administrative  Officer and Cashier of the Bank,  and has over 20 years of experience  in the  financial  services  industry.  From March 1990 until March 1999,  Ms.
                                     Whalen  was with the  O'Neil  Companies  and  Merchants  and  Southern  Bank in  Gainesville,
                                     Florida;  initially  as Senior  Vice  President  and  Cashier,  and later as  Executive  Vice
                                     President and Chief Financial Officer, and President of O'Neil Management Services,  Inc. Ms.
                                     Whalen has a  Certified  Internal  Auditor  designation  and is a graduate  of Florida  State
                                     University, where she received her Bachelor of Science degree in Accounting.

DATA PROCESSING

We currently have an agreement with Metavante Corporation, formerly known as M & I Data Services, to provide our core processing and support certain customer products and delivery systems. We believe that Metavante Corporation will continue to be able to provide state of the art data processing and customer service related processing at a competitive price to support our future growth.

ITEM 2.  DESCRIPTION OF PROPERTIES
----------------------------------

We lease 5,000 square feet of office space for our headquarters in downtown Jacksonville. The five year lease calls for rent of $19.47 per square foot (as of November 2001) including common area maintenance fees, and is subject to annual increases of 4%.

On June 11, 1998, we purchased branch office quarters located at 10325 San Jose Boulevard, Jacksonville, Florida, and expanded the location from 2,777 square feet to 3,015 square feet, with three drive-through teller stations. The purchase price was $587,500, and the cost of renovation was approximately $500,000.

On January 28, 2000, we purchased land at 12740-200 Atlantic Boulevard, Jacksonville, Florida, for $600,000. The construction of a freestanding branch on that land cost $530,000 and was completed in July 2000.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

There are no material pending legal proceedings to which we are a party or to which any of our properties are subject; nor are there material proceedings known to be contemplated by any governmental authority; nor are there material proceedings known to us, pending or contemplated, in which any of our directors, officers, affiliates or any principal security holders, or any associate of any of the foregoing, is a party or has an interest adverse to us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------

Our common stock began trading on the OTC Bulletin Board on September 13, 1999, at $10.50 per share under the symbol JAXB. The following table shows the high and low bid prices as reported on the OTC Bulletin Board for each quarter since we began trading. The prices quoted reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

             Year       Quarter         High           Low
          ---------- ------------- ------------- --------------
            1999        Third        $  10.5000     $10.0000
                        Fourth       $  10.5000     $ 8.6250
            2000        First        $  10.5000     $ 8.2500
                        Second       $  10.4375     $ 9.7500
                        Third        $  10.2500     $ 9.7500
                        Fourth       $   9.7500     $ 8.6250
            2001        First        $  10.2500     $ 8.6250
                        Second       $  10.2000     $ 9.2500
                        Third        $  10.0000     $ 9.0000
                        Fourth       $   9.6000     $ 8.1000

The total number of holders of record of our common stock as of March 25, 2002, was approximately 215. The common stock closed at $10.10 on that date.

Due to the fact that we are a relatively new operation, it is the policy of our board of directors to reinvest earnings for such period of time as is necessary to ensure our successful operations. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on our earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by our board of directors.

Our ability to pay dividends to stockholders depends significantly on the Bank's ability to pay dividends to the Company in amounts sufficient to service our obligations. Such obligations may include an obligation to make any payments with respect to securities issued in the future which have an equal or greater dividend preference to our common stock. We may also issue additional capital stock, or incur indebtedness with the prior approval of the Federal Reserve Board.

In addition, the Bank is restricted in its ability to make capital distributions to the Company under federal and state banking laws and regulations. All dividends must be paid out of current net profits then on hand plus retained net profits of the preceding two years, after deducting bad debts, depreciation and other worthless assets, and after making provision for reasonably anticipated future losses on loans and other assets. A state bank may not declare a dividend that would cause the capital accounts of a bank to fall below the minimum amount required by law, regulation, order, or any written agreement with the Florida DBF or any federal regulatory agency.

We have issued options to key employees, officers and directors under our Stock Option Plan to purchase 135,857 shares of our common stock at $10.00 per share, and 16,742 shares currently remain available for issuance under the plan.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------


                             SELECTED FINANCIAL DATA
                             -----------------------
                (Dollars in thousands, except per share figures)


                                                                                      At or for the Year Ended
                                                                                            December 31,
                                                                                  -------------------------------
                                                                                       2001             2000
                                                                                  --------------- ---------------
FINANCIAL CONDITION DATA:
Cash and cash equivalents ...................................................       $     5,288     $     2,385
Securities ..................................................................             7,532           3,145
Loans, net ..................................................................            68,134          34,183
All other assets ............................................................             5,524           5,323
                                                                                    -----------     -------------
   Total assets .............................................................       $    86,478     $    45,036
                                                                                    ===========     =============

Deposit accounts ............................................................       $    75,619     $    37,341
Other borrowings ............................................................             3,360            --
All other liabilities .......................................................               202             156
Stockholders' equity ........................................................             7,297           7,539
                                                                                    -----------     -------------
   Total liabilities and stockholders' equity ...............................       $    86,478     $    45,036
                                                                                    ===========     =============

OPERATIONS DATA:
Total interest income .......................................................       $     4,273     $     2,052
Total interest expense ......................................................             2,060             889
                                                                                    -----------     -------------
   Net interest income ......................................................             2,213           1,163
Provision for loan losses ...................................................               343             264
                                                                                    -----------     -------------
   Net interest income after provision for loan losses ......................             1,870             899
Noninterest income ..........................................................               458             261
Noninterest expense .........................................................            (2,645)         (2,326)
                                                                                    -----------     -------------
   Loss before income tax benefit ...........................................              (317)         (1,166)
Income tax benefit ..........................................................              (119)           (436)
                                                                                    -----------     -------------
   Net loss .................................................................       $      (198)    $      (730)
                                                                                    ===========     =============
PER SHARE DATA:
Basic and diluted loss per share ............................................       $     (0.19)    $     (0.72)
Total shares outstanding at end of year .....................................         1,017,066       1,017,066
Book value per share at end of year .........................................       $      7.17     $      7.41

RATIOS AND OTHER DATA:
Return on average assets ....................................................             (0.32)%         (2.53)%
Return on average equity ....................................................             (2.68)%         (9.36)%
Average equity to average assets ............................................              11.95%          27.06%
Interest rate spread during the period ......................................               3.24%           3.70%
Net yield on average interest-earning assets ................................               4.11%           5.15%
Noninterest expense to average assets .......................................               4.28%           8.07%
Ratio of average interest-earning assets to interest-bearing liabilities ....               1.22            1.37
Nonperforming loans and foreclosed real estate as a percentage
   of total assets at end of year ...........................................                 --              --
Allowance for loan losses as a percentage of total loans at end of year .....               0.96%           1.00%
Total number of banking offices .............................................                 3               3

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           -----------------------------------------------------------
                            AND RESULTS OF OPERATIONS
                            -------------------------

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------

GENERAL

We were incorporated on October 24, 1997, and were organized to conduct the operations of the Bank. The Bank is a Florida state-chartered commercial bank, and the FDIC insures its deposits. Through the Bank, which opened for business on May 28, 1999, we provide a variety of community banking services to businesses and individuals in Duval County, Florida. During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary insurance agency. The primary business activities of Fountain Financial, Inc., consist of referral of our customers to third parties for sale of insurance products.


FORWARD-LOOKING STATEMENTS

The following discussions contain forward-looking statements that are based on assumptions and may describe our future plans, strategies, and expectations. Please refer to FORWARD-LOOKING STATEMENTS at ITEM 1 for further detail regarding forward-looking statements within this document, and the risks and uncertainties that could cause actual results to differ materially from those anticipated by such statements.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds. A state-chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts subject to certain restrictions. The reserve may consist of cash on hand, demand deposits due from correspondent banks, other investments, and short-term marketable securities. At December 31, 2001, the Bank exceeded its regulatory liquidity requirements. Please see the additional disclosure on sources of funds under the section hereof entitled DEPOSITS AND OTHER SOURCES OF FUNDS.

Our primary source of cash during 2001 was net deposit inflows of $38.3 million. Cash was used primarily to originate $34.3 million in loans and purchase securities. At December 31, 2001, the Company had outstanding commitments to originate loans totaling $2.9 million and commitments to borrowers for available lines of credit totaling $12.8 million.


LOAN PORTFOLIO COMPOSITION

Commercial real estate loans comprise the largest group of loans in our portfolio, amounting to $26.2 million, or 38.0% of the total loan portfolio as of December 31, 2001, increasing from $7.3 million, or 21.0%, at December 31, 2000. Commercial loans comprise the second largest group of loans in the portfolio, totaling $25.1 million or 36.5% of the total loan portfolio as of December 31, 2001, and $18.1 million or 52.4% at December 31, 2000. As of December 31, 2001, residential real estate loans accounted for $13.6 million or 19.8% of total loans, and $5.7 million or 16.7% at December 31, 2000. The following table sets forth the composition of our loan portfolio (dollars in thousands):


                                                                                   At December 31,
                                                            ----------------------------------------------------------
                                                                         2001                          2000
                                                            ------------------------------ ---------------------------
                                                                Amount        % of Total      Amount      % of Total
                                                            --------------   ------------- -------------  ------------
Commercial...........................................        $    25,105          36.5%    $    18,078        52.4%
Commercial real estate...............................             26,159          38.0           7,254        21.0
Residential real estate..............................             13,595          19.8           5,748        16.7
Consumer and other...................................              3,917           5.7           3,417         9.9
                                                            --------------   ------------- -------------  ------------
                                                                  68,776         100.0%         34,497       100.0%
                                                                             =============                ============
Add (deduct):
Allowance for loan losses............................               (657)                         (344)
Net deferred costs (fees)............................                 15                            30
                                                            --------------                 -------------
Loans, net...........................................        $    68,134                   $    34,183
                                                            ==============                 =============

CREDIT RISK

Our primary business is making commercial, business, consumer, and real estate loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and credit review procedures to protect us from avoidable credit losses, some losses will inevitably occur. At December 31, 2001, we had nonperforming assets which consisted of two loans delinquent over 90 days and on nonaccrual, totaling approximately $101,000. In addition, we charged off one loan ($30,000) during the year ended December 31, 2001.

The following table presents information regarding the total allowance for loan losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):


                                                                                  At December 31,
                                                            ----------------------------------------------------------
                                                                         2001                          2000
                                                            ------------------------------ ---------------------------
                                                                Amount        % of Total      Amount       % of Total
                                                            --------------   ------------- -------------  ------------
Commercial...........................................         $     239           36.5%      $       98         52.4%
Commercial real estate...............................               222           38.0               55         21.0
Residential real estate..............................                62           19.8               22         16.7
Consumer and other...................................                33            5.7               27          9.9
Unallocated general allowance........................               101             --              142           --
                                                            --------------   ------------- -------------  ------------
Total allowance for loan losses......................         $     657          100.0%      $      344        100.0%
                                                            ==============   ============= =============  ============
Allowance for loan losses as a percentage
   of total loans outstanding........................              0.96%                           1.00%
                                                            ==============                 =============

REGULATION AND LEGISLATION

With a state-chartered commercial bank, we are subject to extensive regulation by the Federal Reserve Board, the Florida DBF, and the FDIC. We file reports with these regulatory agencies concerning our activities and financial condition. We also must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions, or other expansion of locations and facilities. Periodic examinations are performed by the regulatory agencies to monitor our compliance with various regulatory requirements.

REGULATORY CAPITAL REQUIREMENTS

We are required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders' equity. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and percentages of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). We believe, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject. The regulatory minimums to be considered adequately or well capitalized, and the Bank's actual data for the indicated periods are set forth in the table below (dollars in thousands).


                                                                              Adequately Capitalized        Well Capitalized
                                                       Bank Actual               Minimum Criteria           Minimum Criteria
                                                 --------------------------  -------------------------  -------------------------
                                                     Amount        %            Amount         %           Amount          %
                                                 ------------- ------------  ------------ ------------  ------------- -----------
AT DECEMBER 31, 2001:
   Total capital to risk weighted assets......    $   7,102       9.80%       $   5,798        8.00%      $   7,247      10.00%
   Tier 1 capital to risk weighted assets.....        6,445       8.89            2,900        4.00           4,350       6.00
   Tier 1 capital to average assets...........        6,445       8.39            3,073        4.00           3,841       5.00

AT DECEMBER 31, 2000:
   Total capital to risk weighted assets......    $   5,577      15.07%       $   2,961        8.00%      $   3,701      10.00%
   Tier 1 capital to risk weighted assets.....        5,233      14.14            1,481        4.00           2,221       6.00
   Tier 1 capital to average assets...........        5,233      13.04            1,605        4.00           2,007       5.00

MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. To that end, we actively monitor and manage interest rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 7 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Our primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. We rely primarily on our asset-liability structure to control interest rate risk. However, a sudden and substantial change in interest rates may adversely impact earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. We do not engage in trading activities.

IMPACT OF INFLATION AND CHANGING PRICES

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

SECURITIES

The securities portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, and a State of Israel Bond. According to Financial Accounting Standards No. 115, the securities portfolio is categorized as either "held to maturity", "available for sale", or "trading". Securities held to maturity represent those securities which we have the positive intent and ability to hold to maturity. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value, and unrealized gains and losses are excluded from operations and reported in other comprehensive income (loss). Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. At December 31, 2001 and 2000, we had no securities categorized as trading.

The following table sets forth the amortized costs and fair value of our securities portfolio (dollars in thousands):


                                                                  At December 31, 2001         At December 31, 2000
                                                             ----------------------------  ----------------------------
                                                               Amortized        Fair          Amortized        Fair
                                                                  Cost          Value            Cost          Value
                                                             -------------  -------------  --------------  ------------
SECURITIES AVAILABLE FOR SALE:
  U.S. Government agency securities...................        $    6,177      $   6,109      $    2,000      $   1,997
  Mortgage-backed securities..........................             1,370          1,373           1,090          1,098
                                                              ----------      ---------      ----------      ---------
                                                              $    7,547      $   7,482      $    3,090      $   3,095
                                                              ==========      =========      ==========      =========
SECURITY HELD TO MATURITY:
   State of Israel Bond...............................        $       50      $      57      $       50      $      50
                                                              ==========      =========      ==========      =========

The following table sets forth, by maturity distribution, certain information pertaining to the securities (dollars in thousands):


                                                                 Available for Sale              Held to Maturity
                                                             ----------------------------  ----------------------------
                                                                Carrying       Average        Carrying       Average
                                                                 Value         Yield            Value        Yield
                                                             -------------- -------------  -------------- -------------
AT DECEMBER 31, 2001:
   Due after one year through five years..............        $      253       5.45%         $      --             --
   Due after five through ten years...................             1,736       6.04                 50           7.50%
   Due after ten years................................             4,120       6.17                 --             --
   Mortgage-backed securities.........................             1,373       6.65                 --             --
                                                              ----------     --------        ---------       ---------
      Total...........................................        $    7,482       6.23%         $      50           7.50%
                                                              ==========     ========        =========       =========
AT DECEMBER 31, 2000:
   Due in one year or less............................        $      500       6.03%         $      --             --
   Due after one year through five years..............               999       6.52                 --             --
   Due after five through ten years...................                --         --                 50           7.50%
   Due after ten years................................               498       7.70                 --             --
   Mortgage-backed securities.........................             1,098       7.12                 --             --
                                                              ----------     --------        ---------       ---------
      Total...........................................        $    3,095       6.84%         $      50           7.50%
                                                              ==========     ========        =========       =========

ASSET - LIABILITY STRUCTURE

As part of our asset and liability management, we have emphasized establishing and implementing internal asset-liability decision processes, as well as communications and control procedures to aid in enhancing our earnings. We believe that these processes and procedures provide us with better capital planning, asset mix and volume controls, loan-pricing guidelines, and deposit interest rate guidelines, which should result in tighter controls and less exposure to interest rate risk.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as rate sensitive assets less rate sensitive liabilities as a percentage of total assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income. During a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would adversely affect net interest income.

In order to minimize the potential for adverse effects of material and prolonged changes in interest rates on the results of operations, we continue to monitor asset and liability management policies to appropriately match the maturities and repricing terms of our interest-earning assets and interest-bearing liabilities. Such policies consist primarily of: (1) emphasizing the origination of variable rate loans; (2) maintaining a stable core deposit base; and (3) maintaining a significant portion of liquid assets (cash and marketable securities).

The table at the top of the following page sets forth certain information relative to our interest-earning assets and interest-bearing liabilities at December 31, 2001, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands).


                                                        Over 3
                                                        Months       Over 6       Over 1       Over 5
                                          3 Months       to 6        Months      Year to      Years to      Over 10
                                           or Less      Months      to 1 Year    5 Years      10 Years       Years        Total
                                         ---------    ---------    ----------   ---------    ---------     ---------    ---------
Loans: (1)
   Variable rate....................     $  30,905    $       3    $       6     $     304    $      --    $      --    $  31,218
   Fixed rate.......................         1,741          532        2,033        23,181       10,071           --       37,558
                                         ---------    ---------    ---------     ---------    ---------    ---------    ---------
      Total loans...................        32,646          535        2,039        23,485       10,071           --       68,776
Federal funds sold .................           114           --           --            --           --           --          114
Securities (2)......................           221          683          229           580        1,903        3,982        7,598
                                         ---------    ---------    ---------     ---------    ---------    ---------    ---------
      Total rate sensitive assets...        32,981        1,218        2,268        24,065       11,974        3,982       76,488
                                         ---------    ---------    ---------     ---------    ---------    ---------    ---------
Deposit accounts: (3)
   Savings and NOW deposits.........         4,478        4,479        6,930         4,361          778           --       21,026
   Money market deposits............         2,884           --           --            --           --           --        2,884
   Time deposits....................         6,383        7,047       16,947         7,142           --           --       37,519
                                         ---------    ---------    ---------     ---------    ---------    ---------    ---------
      Total deposit accounts........        13,745       11,526       23,877        11,503          778           --       61,429
                                         ---------    ---------    ---------     ---------    ---------    ---------    ---------
   Federal fund purchased                    1,250           --           --            --           --           --        1,250
   Other borrowings.................         2,110           --           --            --           --           --        2,110
                                         ---------    ---------    ---------     ---------    ---------    ---------    ---------
      Total rate sensitive liabilities      17,105       11,526       23,877        11,503          778           --       64,789
                                         ---------    ---------    ---------     ---------    ---------    ---------    ---------
Gap repricing differences...........     $  15,876    $ (10,308)   $ (21,609)    $  12,562    $  11,196    $   3,982    $  11,699
                                         =========    =========    =========     =========    =========    =========    =========
Cumulative gap......................     $  15,876    $   5,568    $ (16,041)    $  (3,479)   $   7,717    $  11,699
                                         =========    =========    =========     =========    =========    =========
Cumulative gap/total assets.........          18.4%         6.4%       (18.5)%        (4.0)%        8.9%        13.5%
                                         =========    =========    =========     =========    =========    =========

(1) VARIABLE RATE LOANS ARE INCLUDED IN THE PERIOD IN WHICH THE INTEREST RATES ARE NEXT SCHEDULED TO ADJUST RATHER THAN IN THE PERIOD IN WHICH THE LOANS MATURE. FIXED RATE LOANS ARE SCHEDULED, INCLUDING REPAYMENTS, ACCORDING TO THEIR CONTRACTUAL MATURITIES.

(2) SECURITIES ARE SCHEDULED AT AMORTIZED COST THROUGH THE NEXT REPRICING DATE OR THE MATURITY DATE, AS APPROPRIATE, WITH MORTGAGE-BACKED INSTRUMENTS SCHEDULED IN ACCORDANCE WITH EXPECTED CASH FLOWS.

(3) TRANSACTION ACCOUNTS (NOW, MONEY MARKET, AND SAVINGS) ARE TREATED AS INTEREST RATE SENSITIVE BASED ON HISTORICAL EXPERIENCE AND EXPECTATIONS REGARDING THE SENSITIVITY OF THOSE DEPOSITS. TIME DEPOSITS ARE SCHEDULED BASED ON THE MATURITY DATES OF THE INSTRUMENTS.

The following table reflects contractual principal repayments by period of our loan portfolio at December 31, 2001 (in thousands):


                                                  Commercial       Residential
                                 Commercial       Real Estate      Real Estate      Consumer
                                   Loans             Loans            Loans           Loans           Total
                               -------------- ----------------- ---------------- --------------- -------------
   2002....................      $   12,040      $     2,089       $    1,290       $   2,654      $    18,073
   2003....................           4,490            3,278              181             318            8,267
   2004....................           1,139            1,640              537             272            3,588
   2005....................           2,666            1,899              365             312            5,242
   2006....................           2,833           10,795            1,122             287           15,037
   2007 - 2011.............           1,246            4,981            8,322              74           14,623
   2012 and beyond.........             691            1,477            1,778              --            3,946
                                 ----------      -----------       ----------       ---------      -----------
   Total...................      $   25,105      $    26,159       $   13,595       $   3,917      $    68,776
                                 ==========      ===========       ==========       =========      ===========

Of the $50.7 million of loans due after 2002, 65.4% of such loans have fixed interest rates and 34.6% have adjustable interest rates.

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms due to prepayments. In addition, due-on-sale clauses on loans generally give us the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.

ORIGINATION, SALE AND REPAYMENT OF LOANS. We generally originate loans in our primary geographical lending area in Northeast Florida. The following table sets forth total loans originated and repaid (dollars in thousands):


                                                                              Year Ended December 31,
                                                                       -----------------------------------
                                                                             2001                 2000
                                                                       ----------------- -----------------
    Originations:
        Commercial loans..........................................       $    22,014          $    24,400
        Commercial real estate loans..............................            22,255                5,772
        Residential real estate loans.............................            11,755                5,061
        Consumer loans............................................             2,095                3,890
                                                                         -----------          -----------
           Total loans originated.................................            58,119               39,123
    Less - Principal reductions...................................            23,840               12,685
                                                                         -----------          -----------
        Increase in total loans...................................       $    34,279          $    26,438
                                                                         ===========          ===========

DEPOSITS AND OTHER SOURCES OF FUNDS

GENERAL. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits, or due to favorable differentials in rates and other costs.

DEPOSITS. Deposits are attracted principally from our primary geographic market areas in Duval County, Florida. We offer a broad selection of deposit instruments including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificate accounts and retirement savings plans (such as individual retirement accounts). Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates.

Management sets the deposit interest rates weekly based on a review of deposit flows for the previous week and a survey of rates among competitors and other financial institutions in Florida. We have emphasized commercial banking relationships in an effort to increase demand deposits

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):


                                                                                  At December 31,
                                                        -----------------------------------------------------------------
                                                                      2001                              2000
                                                        -------------------------------   -------------------------------
                                                                             % of                                % of
                                                            Amount         Deposits           Amount           Deposits
                                                        --------------  ---------------   ---------------  --------------
    Demand deposits..............................         $  14,190         18.8%              $   7,750         20.8%
    Savings and NOW deposits.....................            21,026         27.8                  14,447         38.7
    Money market deposits........................             2,884          3.8                   2,046          5.4
                                                          ---------      ----------            ---------       --------
       Subtotal..................................            38,100         50.4                  24,243         64.9
                                                          ---------      ----------            ---------       --------
    Certificates of deposit:
       2.00%-2.99%...............................             2,376          3.1                      --           --
       3.00%-3.99%...............................            13,787         18.2                      --           --
       4.00%-4.99%...............................            15,194         20.1                      18           --
       5.00%-5.99%...............................               715          1.0                     327           .9
       6.00%-6.99%...............................             4,677          6.2                   7,080         19.0
       7.00%-7.12%...............................               770          1.0                   5,673         15.2
                                                          ---------      ----------            ---------       --------
    Total certificates of deposit (1)............            37,519         49.6                  13,098         35.1
                                                          ---------      ----------            ---------       --------
    Total deposits...............................         $  75,619        100.0%              $  37,341        100.0%
                                                          =========      ==========            =========       ========

(1) INCLUDES INDIVIDUAL RETIREMENT ACCOUNTS ("IRAS") TOTALING $174 AND $101 AT DECEMBER 31, 2001 AND 2000, RESPECTIVELY, ALL OF WHICH ARE IN THE FORM OF CERTIFICATES OF DEPOSIT.

Jumbo certificates ($100,000 and over) mature as follows (in thousands):


                                                                                    At December 31,
                                                                            -------------------------------
                                                                                  2001              2000
                                                                            --------------- ---------------
    Due three months or less..........................................       $    2,900        $      359
    Due more than three months to six months..........................            2,027               358
    More than six months to one year..................................            7,266             5,603
    One to five years.................................................            2,166             1,000
                                                                             ------------      -----------
                                                                             $   14,359        $    7,320
                                                                             ============      ===========

RESULTS OF OPERATIONS

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. Our interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition, our net earnings are affected by the level of nonperforming loans and foreclosed real estate, as well as the level of noninterest income and noninterest expense, such as salaries and employee benefits, occupancy and equipment costs, and income taxes.

The following table sets forth, for the periods indicated, information regarding
(1) the total dollar amount of interest and dividend income from interest-earning assets and the resultant average yield; (2) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (3) net interest/dividend income; (4) interest rate spread; and
(5) net interest margin. Average balances are based on average daily balances (dollars in thousands).


                                                                            Years Ended December 31,
                                               ----------------------------------------------------------------------------------
                                                                 2001                                        2000
                                               ----------------------------------------    --------------------------------------
                                                               Interest                                   Interest
                                                Average          and         Average        Average          and         Average
                                                Balance       Dividends     Yield/Rate      Balance       Dividends    Yield/Rate
                                               ----------   -------------  ------------    ----------  -------------- -----------
Interest-earning assets:
   Loans...................................     $   46,768     $    3,852      8.24%        $   18,176     $    1,760      9.68%
   Securities..............................          5,290            340      6.43              2,395            165      6.89
   Other interest-earning assets (1).......          1,804             81      4.49              2,015            127      6.30
                                                ----------     ----------                   ----------     ----------
      Total interest-earning assets........         53,862          4,273      7.93             22,586          2,052      9.09
                                                               ----------                                  ----------
Noninterest-earning assets.................          8,006                                       6,251
                                                ----------                                  ----------
      Total assets.........................     $   61,868                                  $   28,837
                                                ==========                                  ==========
Interest-bearing liabilities:
   Savings and NOW deposits................     $   18,532            668      3.60         $   10,822            535      4.94
   Money market deposits...................          1,823             56      3.07              1,502             74      4.93
   Time deposits...........................         22,954          1,315      5.73              4,105            275      6.70
   Other borrowings........................            660             21      3.18                 75              5      6.67
                                                ----------     ----------                   ----------     ----------
      Total interest-bearing liabilities...         43,969          2,060      4.69             16,504            889      5.39
                                                               ----------                                  ----------
Noninterest-bearing liabilities............         10,508                                       4,530
Stockholders' equity.......................          7,391                                       7,803
                                                ----------                                  ----------
      Total liabilities and
        stockholders' equity...............     $   61,868                                  $   28,837
                                                ==========                                  ==========
Net interest/dividend income...............                    $    2,213                                  $    1,163
                                                               ==========                                  ==========
Interest rate spread (2)...................                                    3.24%                                       3.70%
                                                                            ==========                                  ==========
Net interest margin (3)....................                                    4.11%                                       5.15%
                                                                            ==========                                  ==========
Ratio of average interest-earning assets
   to average interest-bearing liabilities..          1.22                                        1.37
                                                ==========                                  ==========

(1)   INCLUDES FEDERAL FUNDS SOLD.
(2) INTEREST RATE SPREAD REPRESENTS THE DIFFERENCE BETWEEN THE AVERAGE YIELD ON INTEREST-EARNING ASSETS AND THE AVERAGE COST OF INTEREST-BEARING LIABILITIES.
(3) NET INTEREST MARGIN IS NET INTEREST INCOME DIVIDED BY AVERAGE INTEREST-EARNING ASSETS.

RATE/VOLUME ANALYSIS

The following table sets forth certain information regarding changes in interest income and interest expense for the year ended December 31, 2001, as compared to 2000. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume); (2) changes in volume (change in volume multiplied by prior rate); and (3) changes in rate-volume (change in rate multiplied by change in volume).


                                                                                   Increase (Decrease) Due to
                                                                        ------------------------------------------------
                                                                                                   Rate/
                                                                           Rate       Volume       Volume       Total
                                                                        ----------  ----------   -----------  ----------
                                                                                         (In thousands)
          Interest-earning assets:
             Loans.................................................     $    (262)  $   2,767    $    (413)   $   2,092
             Securities............................................           (11)        199          (13)         175
             Other interest-earning assets.........................           (36)         13          (23)         (46)
                                                                        ----------  ----------   -----------  ----------
                Total..............................................          (309)      2,979         (449)       2,221
                                                                        ----------  ----------   -----------  ----------
          Interest-bearing liabilities:
             Savings, money market and NOW deposits................          (173)        397         (109)         115
             Time deposits.........................................           (39)      1,261         (182)       1,040
             Borrowings............................................            (3)         39          (20)          16
                                                                        ----------  ----------   -----------  ----------
                Total..............................................          (215)      1,697         (311)       1,171
                                                                        ----------  ----------   -----------  ----------
          Net change in net interest income........................     $     (94)  $   1,282    $    (138)   $   1,050
                                                                        ==========  ==========   ===========  ==========

YEAR ENDED DECEMBER 31, 2001, COMPARED TO YEAR ENDED DECEMBER 31, 2000

GENERAL. Net loss for the year ended December 31, 2001, was $198,000 or $.19 per basic and diluted share compared to a net loss of $730,000 or $.72 per basic and diluted share in 2000. During the years ended December 31, 2001 and 2000, the Bank had not achieved the average asset size necessary to operate profitably. The Bank commenced operations on May 28, 1999, and had achieved five consecutive months of profitability as of December 31, 2001. In the fourth quarter of 2001, we reached the breakeven point; therefore, it is anticipated that the substantial growth in asset size over the course of 2001 should support future growth in profitability over the next 12 months.

INTEREST INCOME AND EXPENSE. Interest income totaled $4,273,000 for the year ended December 31, 2001, compared to $2,052,000 in 2000. Interest earned on loans was $3,852,000 in 2001 compared to $1,760,000 in 2000. This increase resulted primarily from an increase in the average loan portfolio balance from $18.2 million for the year ended December 31, 2000, to $46.8 million for 2001. This increase was partially offset by a decrease in the weighted average yield from 9.68% for 2000 to 8.24% for 2001.

Interest on securities was $340,000 for the year ended December 31, 2001, as compared to $165,000 for the year ended December 31, 2000. This increase resulted primarily from an increase in the average investment securities portfolio from $2.4 million for 2000 to $5.3 million for 2001. Interest on federal funds sold totaled $81,000 in 2001 compared to $127,000 in 2000. The average balance of these assets decreased from $2.0 million for 2000 to $1.8 million for 2001, and the weighted average yield of 6.30% in 2000 decreased to 4.49% in 2001.

Interest expense on deposit accounts amounted to $2,039,000 for the year ended December 31, 2001, compared to $884,000 in 2000. The increase resulted from an increase in the average balance of interest-bearing deposits from $16.4 million in 2000 to $43.3 million in 2001, and was partially offset by a decrease in the weighted average cost from 5.40% in 2000 to 4.70% in 2001. Interest on other borrowings amounted to $21,000 for the year ended December 31, 2001, with a weighted average cost of 3.18%.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon our volume and types of lending, industry standards, the amount of nonperforming loans and general economic conditions (particularly as they relate to our market areas), and other factors related to the collectibility of our loan portfolio. The provision for the year ended December 31, 2001, was $343,000 compared to $264,000 in 2000. The increase for 2001 was due to growth in the loan portfolio. Management believes that the allowance for loan losses of $657,000 at December 31, 2001, is adequate.

NONINTEREST INCOME. Noninterest income increased to $458,000 for the year ended December 31, 2001, increasing from $261,000 for the year ended December 31, 2000. This increase resulted primarily from an increase in fees and service charges on deposit accounts due to the significant increase in the number of deposit accounts.

NONINTEREST EXPENSE. Other expense totaled $2,645,000 for the year ended December 31, 2001, compared to $2,326,000 in 2000. The increase of $319,000 resulted primarily from an increase in salaries and employee benefit expense of $169,000, and an increase in data processing costs of $172,000.

INCOME TAXES. The income tax benefit for the year ended December 31, 2001, was $119,000 (an effective rate of 37.5%) compared to $436,000 in 2000 (an effective rate of 37.3%). We recognized an income tax benefit as well as a deferred tax asset because we believe it is more likely than not that we will be able to generate taxable income in the future to realize these amounts.

SELECTED QUARTERLY RESULTS (UNAUDITED)

The following tables present summarized quarterly data (dollars in thousands, except per share amounts):


                                                                             YEAR ENDED DECEMBER 31, 2001
                                                     --------------------------------------------------------------------------
                                                       FIRST           SECOND           THIRD           FOURTH
                                                      QUARTER          QUARTER         QUARTER         QUARTER           TOTAL
                                                     ----------       ----------       --------        ---------       --------
Interest income.............................         $     928        $     976        $ 1,108         $  1,261        $ 4,273
Interest expense............................               471              462            549              578          2,060
                                                     ----------       ----------       --------        ---------       --------
     Net interest income....................               457              514            559              683          2,213
Provision for loan losses...................                40               63             87              153            343
                                                     ----------       ----------       --------        ---------       --------
     Net interest income after
       provision for loan losses............               417              451            472              530          1,870
Noninterest income..........................                86              113            115              144            458
Noninterest expense.........................              (684)            (649)          (638)            (674)        (2,645)
                                                     ----------       ----------       --------        ---------       --------
Loss before income tax benefit..............              (181)             (85)           (51)              --           (317)
Income tax benefit..........................               (68)             (32)           (19)              --           (119)
                                                     ----------       ----------       --------        ---------       --------
Net loss....................................         $    (113)       $     (53)       $   (32)        $     --        $  (198)
                                                     ==========       ==========       ========        =========       ========
Basic and diluted loss per common share.....         $   (0.11)       $   (0.05)       $ (0.03)        $     --        $ (0.19)
                                                     ==========       ==========       ========        =========       ========


                                                                             YEAR ENDED DECEMBER 31, 2001
                                                     --------------------------------------------------------------------------
                                                       FIRST           SECOND           THIRD           FOURTH
                                                      QUARTER          QUARTER         QUARTER         QUARTER           TOTAL
                                                     ----------       ----------       --------        ---------       --------
Interest income.............................         $     273       $      414        $   551         $    814        $ 2,052
Interest expense............................                98              150            238              403            889
                                                     ----------       ----------       --------        ---------       --------
     Net interest income....................               175              264            313              411          1,163
Provision for loan losses...................                36               53             78               97            264
                                                     ----------       ----------       --------        ---------       --------
     Net interest income after
       provision for loan losses............               139              211            235              314            899
Noninterest income..........................                46               47             85               83            261
Noninterest expense.........................              (594)            (484)          (606)            (642)        (2,326)
                                                     ----------       ----------       --------        ---------       --------
Loss before income tax benefit..............              (409)            (226)          (286)            (245)        (1,166)
Income tax benefit..........................              (155)             (84)          (105)             (92)          (436)
                                                     ----------       ----------       --------        ---------       --------
Net loss....................................         $    (254)       $    (142)       $  (181)        $   (153)        $ (730)
                                                     ==========       ==========       ========        =========       ========
Basic and diluted loss per common share.....         $   (0.25)       $   (0.14)       $ (0.18)        $  (0.15)        $(0.72)
                                                     ==========       ==========       ========        =========       ========

ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                                    Page

        Independent Auditors' Report.................................................................................17

        Consolidated Balance Sheets, December 31, 2001 and 2000......................................................18

        Consolidated Statements of Operations for the Years Ended
                 December 31, 2001 and 2000..........................................................................19

        Consolidated Statements of Stockholders' Equity for the Years Ended
                 December 31, 2001 and 2000..........................................................................20

        Consolidated Statements of Cash Flows for the Years Ended
                 December 31, 2001 and 2000..........................................................................21

        Notes to Consolidated Financial Statements for the Years Ended
                 December 31, 2001 and 2000.......................................................................22-30


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


                          INDEPENDENT AUDITORS' REPORT







Board of Directors
Jacksonville Bancorp, Inc.
Jacksonville, Florida:

      We have audited the accompanying consolidated balance sheets of Jacksonville Bancorp, Inc. and Subsidiary, (the "Company") at December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




HACKER, JOHNSON & SMITH PA
Tampa, Florida
March 1, 2002

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)


                                                                                               DECEMBER 31,
                                                                                      ----------------------------
                                                                                           2001           2000
                                                                                      ------------    ------------
ASSETS

Cash and due from banks .......................................................          $  5,174       $  2,235
Federal funds sold ............................................................               114            150
                                                                                         ---------      ---------
   Total cash and cash equivalents ............................................             5,288          2,385

Securities available for sale .................................................             7,482          3,095
Securities held to maturity ...................................................                50             50
Loans, net of allowance for loan losses of $657 in 2001 and $344 in 2000                   68,134         34,183
Accrued interest receivable ...................................................               459            257
Premises and equipment, net ...................................................             3,304          3,554
Federal Home Loan Bank stock, at cost .........................................                63             37
Deferred income taxes .........................................................             1,437          1,292
Other assets ..................................................................               261            183
                                                                                         ---------      ---------

   Total assets ...............................................................          $ 86,478       $ 45,036
                                                                                         =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Noninterest-bearing demand deposits ......................................          $ 14,190       $  7,750
     Money market, NOW and savings deposits ...................................            23,910         16,493
     Time deposits ............................................................            37,519         13,098
                                                                                         ---------      ---------
         Total deposits .......................................................            75,619         37,341

     Federal funds purchased ..................................................             1,250             --
     Other borrowings .........................................................             2,110             --
     Other liabilities ........................................................               202            156
                                                                                         ---------      ---------

         Total liabilities ....................................................          $ 79,181       $ 37,497
                                                                                         ---------      ---------

Commitments and contingencies (Notes 4, 7, and 11)

Stockholders' equity:
     Preferred stock, $.01 value; 2,000,000 shares authorized,
         none issued or outstanding ...........................................          $     --       $     --
     Common stock, $.01 par value; 8,000,000 shares authorized,
         1,017,066 shares issued and outstanding ..............................                10             10
     Additional paid-in capital ...............................................             9,705          9,705
     Accumulated deficit ......................................................            (2,377)        (2,179)
     Accumulated other comprehensive income (loss) ............................               (41)             3
                                                                                         ---------      ---------

         Total stockholders' equity ...........................................          $  7,297       $  7,539
                                                                                         ---------      ---------

         Total liabilities and stockholders' equity ...........................          $ 86,478       $ 45,036
                                                                                         =========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                                                             YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                   --------------------------------
                                                                                      2001                2000
                                                                                   ------------        ------------
Interest income:
   Loans .......................................................................   $     3,852         $     1,760
   Securities ..................................................................           340                 165
   Other interest-earning assets ...............................................            81                 127
                                                                                   ------------        ------------
      Total interest income ....................................................         4,273               2,052
                                                                                   ------------        ------------

Interest expense:
   Deposits ....................................................................         2,039                 884
   Other borrowings ............................................................            21                   5
                                                                                   ------------        ------------
      Total interest expense ...................................................         2,060                 889
                                                                                   ------------        ------------

      Net interest income ......................................................         2,213               1,163

Provision for loan losses ......................................................           343                 264
                                                                                   ------------        ------------

   Net interest income after provision for loan losses .........................         1,870                 899
                                                                                   ------------        ------------

Noninterest income:
   Fees and service charges on deposit accounts ................................           302                 161
   Other .......................................................................           156                 100
                                                                                   ------------        ------------
      Total noninterest income .................................................           458                 261
                                                                                   ------------        ------------

Noninterest expense:
   Salaries and employee benefits ..............................................         1,311               1,142
   Occupancy expense ...........................................................           520                 450
   Data processing .............................................................           369                 197
   Professional Fees ...........................................................           107                 102
   Travel and entertainment ....................................................            23                  34
   Printing and office supplies ................................................            53                  80
   Telephone expenses ..........................................................            54                  49
   Advertising .................................................................            25                  82
   Courier, freight and postage ................................................            54                  79
   Other .......................................................................           129                 111
                                                                                   ------------        ------------

      Total noninterest expense ................................................         2,645               2,326
                                                                                   ------------        ------------

Loss before income tax benefit .................................................          (317)             (1,166)

      Income tax benefit .......................................................          (119)               (436)
                                                                                   ------------        ------------

Net loss .......................................................................   $      (198)        $      (730)
                                                                                   ============        ============

Loss per share, basic and diluted ..............................................   $      (.19)        $     (0.72)
                                                                                   ============        ============

Weighted average number of common shares outstanding
   for basic and diluted .......................................................     1,017,066           1,017,066
                                                                                   ============        ============



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                             (Dollars in thousands)



                                                                                                     ACCUMULATED
                                                                        ADDITIONAL                       OTHER            TOTAL
                                             PREFERRED      COMMON       PAID-IN      ACCUMULATED    COMPREHENSIVE    STOCKHOLDERS'
                                               STOCK        STOCK        CAPITAL        DEFICIT      INCOME (LOSS)       EQUITY
                                             --------     ----------    ---------     ------------    -----------     ------------
BALANCE AT DECEMBER 31, 1999.............    $     --     $      10     $   9,705     $    (1,449)    $      (27)     $     8,239
                                                                                                                      ------------
Comprehensive income:
   Net loss..............................          --            --            --            (730)            --             (730)

   Change in unrealized gain (loss) on
     Securities available for sale,
     net of tax of $19...................          --            --            --              --             30               30
                                                                                                                      ------------

   Comprehensive income (loss)...........                                                                                    (700)
                                             --------     ----------    ---------     ------------    -----------     ------------

BALANCE AT DECEMBER 31, 2000.............          --            10         9,705          (2,179)             3            7,539
                                                                                                                      ------------
Comprehensive income:
   Net loss..............................          --            --            --            (198)            --             (198)

   Change in unrealized gain (loss) on
     securities available for sale,
     net of tax benefit of $26...........          --            --            --              --            (44)             (44)
                                                                                                                      ------------

   Comprehensive income (loss)...........                                                                                    (242)
                                             --------     ----------    ---------     ------------    -----------     ------------

BALANCE AT DECEMBER 31, 2001.............    $     --     $      10     $   9,705     $    (2,377)    $      (41)     $     7,297
                                             ========     ==========    =========     ============    ===========     ============










SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                                                      YEAR ENDED
                                                                                                     DECEMBER 31,
                                                                                           ------------------------------
                                                                                                2001             2000
                                                                                           --------------    ------------
Cash flows from operating activities:

   Net loss .........................................................................       $   (198)         $   (730)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
      Depreciation and amortization .................................................            275               216
      Provision for loan losses .....................................................            343               264
      Credit for deferred income taxes ..............................................           (119)             (436)
      Net amortization of deferred loan costs (fees) ................................             14               (41)
      Net amortization of securities ................................................            (23)               (1)
      Increase in accrued interest receivable and other assets ......................           (280)             (195)
      Increase in other liabilities .................................................             46                --
      Loss on disposal of premises and equipment ....................................              4                --
                                                                                            --------          ---------
        Net cash provided by (used in) operating activities .........................             62              (923)
                                                                                            --------          ---------

Cash flows from investing activities:

   Purchase of securities held to maturity ..........................................           (500)               --
   Proceeds from call of securities held to maturity ................................            500                --
   Purchases of securities available for sale .......................................         (8,178)           (2,116)
   Proceeds from calls and paydowns of securities available for sale ................          3,744             1,026
   Net increase in loans ............................................................        (34,308)          (26,438)
   Purchases of premises and equipment, net .........................................            (29)           (1,773)
   Purchase of Federal Home Loan Bank stock .........................................            (26)              (37)
                                                                                            --------          ---------
        Net cash used in investing activities .......................................        (38,797)          (29,338)
                                                                                            --------          ---------

Cash flows from financing activities:

   Net increase in deposits .........................................................         38,278            31,167
   Net increase in federal funds purchased ..........................................          1,250                --
   Net increase in other borrowings .................................................          2,110                --
                                                                                            --------          ---------
        Net cash provided by financing activities ...................................         41,638            31,167
                                                                                            --------          ---------

Net increase in cash and cash equivalents ...........................................          2,903               906

Cash and cash equivalents at beginning of year ......................................          2,385             1,479
                                                                                            --------          ---------

Cash and cash equivalents at end of year ............................................       $  5,288          $  2,385
                                                                                            ========          =========

Supplemental disclosure of cash flow information:

   Cash paid during the year for:
      Interest ......................................................................       $  2,025          $    858
                                                                                            ========          =========
      Income taxes ..................................................................       $     --          $     --
                                                                                            ========          =========

Noncash transaction:

   Accumulated other comprehensive income (loss), change in
      unrealized gain (loss) on securities available for sale, net of tax ...........       $    (44)         $     30
                                                                                            ========          =========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2001 AND 2000 AND YEARS THEN ENDED

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Jacksonville Bancorp, Inc. (the "Holding Company"), was incorporated on October 24, 1997, in the State of Florida. The Holding Company is a one-bank holding company and owns 100% of the outstanding shares of The Jacksonville Bank (the "Bank"). The Holding Company's only business is the ownership and operation of the Bank. The Bank is a Florida chartered commercial bank which opened for business May 28, 1999. Its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals through its three offices in Jacksonville, Duval County, Florida. During 2000, the Bank formed Fountain Financial, Inc. (the "Insurance Agency"), a wholly owned subsidiary, whose primary business activities consist of referral of customers of the Bank to third parties for sale of insurance products.

BASIS OF PRESENTATION. The accompanying consolidated financial statements of the Company include the accounts of the Holding Company, the Bank, and the Insurance Agency (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

USE OF ESTIMATES. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows, cash, and cash equivalents include cash and balances due from banks and federal funds sold, both of which mature within ninety days.

SECURITIES. The Company may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held to maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available for sale securities consist of securities not classified as trading securities nor as held to maturity securities. Unrealized holding gains and losses, net of tax, on available for sale securities are excluded from operations and reported in other comprehensive income (loss). Gains and losses on the sale of available for sale securities are recorded on the trade date and are determined using the specific identification method. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity.

LOANS. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Loan origination fees and certain direct origination costs are deferred and are recognized as an adjustment of the yield of the related loan.

The accrual of interest on loans is discontinued at the time the loan is ninety days delinquent unless the loan is well collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash basis or cost-recovery method, until qualifying for return to accrual. Nonaccrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. A loan loss is charged against the allowance when management believes the uncollectibility of loan balances is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management's periodic review of the collectibility of loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrowers' ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for significant commercial loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.


                                       22                            (continued)

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

ALLOWANCE FOR LOAN LOSSES, CONTINUED. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify consumer or residential loans for impairment disclosures.

INCOME TAXES. Deferred income tax assets and liabilities are recorded to reflect the tax consequences on future years of temporary differences between revenues and expenses reported for financial statements and those reported for income tax purposes. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are provided against assets which are not likely to be realized.

The Holding Company and its subsidiaries file a consolidated income tax return. Income taxes are allocated proportionately to the Holding Company and subsidiaries as though separate income tax returns were filed.

PREMISES AND EQUIPMENT. Land is carried at cost. Building and leasehold improvements, furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each type of asset. The Company will capitalize interest during the construction period of major capital developments such as the construction of office facilities. During the year ended December 31, 2000, the Company capitalized $25,195 in interest expense. No interest costs were capitalized during the year ended December 31, 2001.

STOCK-BASED COMPENSATION. Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("Opinion No. 25"), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net loss and loss per share and other disclosures, as if the fair value based method of accounting had been applied.

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

OFF-BALANCE SHEET INSTRUMENTS. In the ordinary course of business the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, unused lines of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they are funded.

FAIR VALUES OF FINANCIAL INSTRUMENTS. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

      CASH AND CASH EQUIVALENTS. The carrying amounts of cash and cash equivalents approximate their fair values.

      SECURITIES. Fair values for securities held to maturity and available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

      FEDERAL HOME LOAN BANK STOCK. Federal Home Loan Bank stock is stated at redemption value which approximates fair value.

      LOANS. For variable rate loans that reprice frequently and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate mortgage (e.g. one-to-four family residential), commercial real estate, and commercial loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

      ACCRUED INTEREST RECEIVABLE. The carrying amount of accrued interest receivable approximates fair value.

      DEPOSIT LIABILITIES. The fair values disclosed for demand, NOW, money market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

      FEDERAL FUNDS SOLD. The carrying amount of federal funds purchased approximates fair value.

      OTHER BORROWINGS. The carrying amount of other borrowings, which consist of securities sold under agreements to repurchase, approximates fair value.

      OFF-BALANCE SHEET INSTRUMENTS. Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

                                                                     (continued)

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

ADVERTISING. The Company expenses all media advertising as incurred.

LOSS PER SHARE. Loss per share is calculated by dividing net loss by the weighted average number of shares of common stock outstanding during the year. The Company's common stock equivalents are not dilutive due to the net losses incurred.

COMPREHENSIVE INCOME (LOSS). Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items along with net loss, are components of comprehensive income (loss).

RECLASSIFICATIONS. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

(2)  SECURITIES

Securities have been classified according to management's intent. The carrying amount of securities and their approximate fair values are as follows (in thousands):



                                                                AMORTIZED      UNREALIZED   UNREALIZED        FAIR
                                                                  COST            GAIN        LOSSES         VALUE
                                                               ----------     ----------     ---------     ----------
         DECEMBER 31, 2001
         -----------------
           AVAILABLE FOR SALE:
              U.S. Government agencies..................       $    6,177     $        7     $    (75)     $    6,109
              Mortgage-backed securities................            1,370             15          (12)          1,373
                                                               ----------     ----------     ---------     ----------
                                                               $    7,547     $       22     $    (87)     $    7,482
                                                               ==========     ==========     =========     ==========
           HELD TO MATURITY:
              State of Israel bond......................       $       50     $        7     $      --     $       57
                                                               ==========     ==========     =========     ==========

         DECEMBER 31, 2000
         -----------------
           AVAILABLE FOR SALE:
              U.S. Government agencies..................       $    2,000     $       --     $     (3)     $    1,997
              Mortgage-backed securities................            1,090              8            --          1,098
                                                               ----------     ----------     ---------     ----------
                                                               $    3,090     $        8     $     (3)     $    3,095
                                                               ==========     ==========     =========     ==========
           HELD TO MATURITY:
              State of Israel bond......................       $       50     $       --     $      --     $       50
                                                               ==========     ==========     =========     ==========

The scheduled maturities of securities at December 31, 2001, are as follows (in thousands):


                                                                       AVAILABLE FOR SALE           HELD TO MATURITY
                                                                   -------------------------   ------------------------
                                                                   AMORTIZED        FAIR        AMORTIZED       FAIR
                                                                      COST          VALUE         COST         VALUE
                                                                   ----------    -----------   ----------    ----------
         Due after one through five years.....................     $      250    $      253    $       --    $      --
         Due after five through ten years.....................          1,745         1,736            50           57
         Due after ten years..................................          4,182         4,120            --           --
         Mortgage-backed securities...........................          1,370         1,373            --           --
                                                                   ----------    -----------   ----------    ----------
                  Total.......................................     $    7,547    $    7,482    $       50    $      57
                                                                   ==========    ===========   ==========    ==========

At December 31, 2001, the Company had pledged securities with a carrying value of approximately $2.0 million for borrowings under a repurchase agreement. There were no sales of securities in 2001 or 2000.

(3)  LOANS

The components of loans are as follows (in thousands):


                                                                                                  DECEMBER 31,
                                                                                         ----------------------------
                                                                                            2001             2000
                                                                                         ------------   -------------
               Commercial real estate.............................................        $ 26,159          $  7,254
               Commercial ........................................................          25,105            18,078
               Residential real estate............................................          13,595             5,748
               Consumer and other.................................................           3,917             3,417
                                                                                          --------          --------
                   Total loans....................................................          68,776            34,497
               Add (deduct):
                   Allowance for loan losses......................................            (657)             (344)
                   Net deferred costs.............................................              15                30
                                                                                          --------          --------
               Loans, net.........................................................        $ 68,134          $ 34,183
                                                                                          ========          ========

                                                                                                 (continued)

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(3)  LOANS, CONTINUED

An analysis of the change in the allowance for loan losses follows (in thousands):


                                                                                         YEAR ENDED DECEMBER 31,
                                                                                     -----------------------------
                                                                                         2001             2000
                                                                                     --------------  -------------
          Beginning balance...................................................         $    344         $     80
          Provision for loan losses...........................................              343              264
          Loans charged off...................................................              (30)              --
                                                                                      ----------       ----------
          Ending balance......................................................         $    657         $    344
                                                                                      ==========       ==========

The Company had no impaired loans in 2001 or 2000.

(4)  PREMISES AND EQUIPMENT

A summary of premises and equipment follows (in thousands):


                                                                                              DECEMBER 31,
                                                                                       -------------------------
                                                                                           2001          2000
                                                                                       ------------  -----------
          Land....................................................................       $ 1,075       $ 1,075
          Buildings...............................................................         1,357         1,354
          Leasehold improvements..................................................           141           147
          Furniture, fixtures and equipment.......................................         1,294         1,270
                                                                                        ---------     ---------
              Total, at cost......................................................         3,867         3,846
          Less accumulated depreciation and amortization..........................          (563)         (292)
                                                                                        ---------     ---------
              Premises and equipment, net.........................................       $ 3,304       $ 3,554
                                                                                        =========     =========

The Company leases certain office facilities under an operating lease. The noncancellable lease contains annual escalation clauses and three five-year renewal options. Rental expense under operating leases was approximately $130,000 and $143,000 during the years ended December 31, 2001 and 2000, respectively. Future minimum rental commitments under this lease at December 31, 2001, are as follows (in thousands):


                                                                                         AMOUNT
                                                                                     -------------
                    2002.......................................................        $     105
                    2003.......................................................              109
                    2004.......................................................               94
                                                                                       ---------
                                                                                       $     308
                                                                                       =========

(5)  DEPOSITS

The total time deposits with a minimum denomination of $100,000 at December 31, 2001 and 2000, were $14.4 million and $7.3 million, respectively.

A schedule of maturities of time deposits follows (in thousands):


                YEAR ENDING DECEMBER 31,                                                AMOUNT
                ---------------------------------------------------------------------- ---------
                    2002.......................................................         $ 30,377
                    2003.......................................................            5,775
                    2004.......................................................              623
                    2005.......................................................              645
                    2006.......................................................               99
                                                                                       ---------
                                                                                        $ 37,519
                                                                                       =========

(6)  OTHER BORROWINGS

In 2001, the Company entered into daily repurchase agreements with a financial institution. These agreements require the Company to pledge securities as collateral for borrowings under the agreement. At December 31, 2001, information concerning these agreements is summarized as follows (in thousands):


                    Balance at end of year....................................         $   2,110
                                                                                       =========
                    Average balance during year...............................         $     319
                                                                                       =========
                    Average interest rate during year.........................              2.72%
                                                                                       =========
                    Maximum month-end balance during year.....................         $   2,110
                                                                                       =========
                    Securities pledged as collateral for this agreement.......         $   2,017
                                                                                       =========

                                                                                      (continued)

                    JACKSONVILLE BANCORP, INC., AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(7)  FINANCIAL INSTRUMENTS

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

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

The estimated fair values of the Company's financial instruments are as follows (in thousands):


                                                                           AT DECEMBER 31, 2001      AT DECEMBER 31, 2000
                                                                         ------------------------- ------------------------
                                                                          CARRYING       FAIR        CARRYING      FAIR
                                                                           AMOUNT        VALUE        AMOUNT       VALUE
                                                                         -----------  ------------ ----------- ------------
     Financial assets:
          Cash and cash equivalents.................................      $  5,288     $   5,288    $   2,385    $  2,385
          Securities available for sale.............................         7,482         7,482        3,095       3,095
          Securities held to maturity...............................            50            57           50          50
          Loans.....................................................        68,134        68,946       34,183      33,783
          Accrued interest receivable...............................           459           459          257         257

     Financial liabilities:
          Deposits..................................................      $ 75,619     $  76,571     $ 37,341    $ 37,705
          Federal funds purchased...................................         1,250         1,250           --          --
          Other borrowings..........................................         2,110         2,110           --          --

A summary of the notional amounts of the Company's financial instruments, with off-balance sheet risk at December 31, 2001, follows (in thousands).


                       Commitments to extend credit...................................           $   2,880
                                                                                                 =========
                       Unused lines of credit.........................................           $  12,766
                                                                                                 =========
                       Standby letters of credit......................................           $     407
                                                                                                 =========

                                                                                                (continued)

(8)  CREDIT RISK

The Company grants the majority of its loans to borrowers throughout Duval County, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to honor their contracts is dependent upon the economy in Duval County, Florida.

(9)  INCOME TAXES

The income tax benefit consisted of the following (in thousands):


                                                                                                Year Ended
                                                                                                December 31,
                                                                                        -------------------------
                                                                                           2001           2000
                                                                                        ----------     ----------
                  Deferred.......................................................
                       Federal...................................................        $   (102)     $    (372)
                       State.....................................................             (17)           (64)
                                                                                         ---------     ----------
                           Total deferred benefit................................        $   (119)     $    (436)
                                                                                         =========     ==========

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(9)  INCOME TAXES, CONTINUED

The income tax benefit is different from that computed by applying the federal statutory rate of 34%, as indicated in the following analysis (dollars in thousands):


                                                                                      Year Ended December 31,
                                                                         ---------------------------------------------
                                                                                    2001                 2000
                                                                         --------------------- -----------------------
                                                                                       % of                    % of
                                                                                      Pretax                  Pretax
                                                                            Amount     Loss       Amount       Loss
                                                                         ---------- ---------- ----------- -----------
Income tax benefit at statutory federal income tax rate.......           $ (108)      (34.0)%     $ (397)     (34.0)%
(Increase) decrease in benefit resulting from:
    State tax benefit, net of federal tax benefit.............              (11)       (3.5)         (42)      (3.6)
    Other.....................................................               --          --            3         .2
                                                                         --------    ---------    --------   ---------
                                                                         $ (119)      (37.5)%     $ (436)     (37.4)%
                                                                         ========    =========    ========   =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).


                                                                                         December 31,
                                                                                -----------------------------
                                                                                     2001            2000
                                                                                --------------  -------------
             Deferred tax assets:
                  Unrealized loss on securities available for sale...........      $     24        $     --
                  Allowance for loan losses..................................            86              42
                  Organizational and preopening costs........................           172             252
                  Net operating loss carryforwards...........................         1,420           1,098
                                                                                   --------        --------
                      Gross deferred tax asset...............................         1,702           1,392
                                                                                   --------        --------
             Deferred tax liabilities:
                  Unrealized gain on securities available for sale...........            --               2
                  Depreciation...............................................           149              81
                  Deferred loan costs........................................           111              --
                  Other......................................................             5              17
                                                                                   --------        --------
                      Gross deferred tax liabilities.........................           265             100
                                                                                   --------        --------
                  Net deferred tax asset.....................................      $  1,437        $  1,292
                                                                                   ========        ========

At December 31, 2001, the Company had net operating loss carryforwards for Federal and state income tax purposes as follows (in thousands):


                    Year Expiring                                                    Amount
                    -------------------------------------------------------------  ----------
                         2012....................................................    $     2
                         2018....................................................         48
                         2019....................................................      1,382
                         2020....................................................      1,649
                         2021....................................................        692
                                                                                     -------
                                                                                     $ 3,773
                                                                                     =======

(10)  RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its executive officers, directors, and their affiliates, in the ordinary course of business. Loans to such related parties amounted to approximately $3.8 million and $430,000 and deposits from such related parties were approximately $1.9 million and $2.1 million at December 31, 2001 and 2000 respectively.

(11)  COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying consolidated financial statements.

                                                                     (continued)

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(12)  STOCK OPTION PLAN

The Company established a Stock Option Plan (the "Plan") for its directors, officers, and employees. The total number of options which can be granted under this Plan is 152,599. Both qualified and nonqualified options can be granted, and all options have ten year terms and vest over periods up to five years. As of December 31, 2001, 16,772 shares remain available to be granted under the Plan. A summary of stock option transactions follows (dollars in thousands):


                                                                                     AVERAGE                  AGGREGATE
                                                                      NUMBER OF     PER SHARE    RANGE OF       OPTION
                                                                        SHARES       PRICES       PRICES        PRICE
                                                                     ------------ ------------ ------------ -------------
OUTSTANDING AT DECEMBER 31, 1999..............................        152,559       $   10.00     $  10.00     $ 1,526
Options forfeited.............................................        (16,059)          10.00        10.00        (161)
Options granted...............................................          4,000           10.00        10.00          40
                                                                     ---------                                ----------
OUTSTANDING AT DECEMBER 31, 2000..............................        140,500           10.00        10.00       1,405
Options forfeited.............................................        (65,000)          10.00        10.00        (650)
Options granted...............................................         60,357           10.00        10.00         604
                                                                     ---------                                ----------
OUTSTANDING AT DECEMBER 31, 2001..............................        135,857       $   10.00     $  10.00     $ 1,359
                                                                     =========     ===========   ==========   ==========


These options are exercisable as follows:

                                                                                                   WEIGHTED
                                                                                 NUMBER OF          AVERAGE
                 YEAR ENDING DECEMBER 31,                                          SHARES            PRICE
                 -----------------------------------------------------------  ----------------- -------------
                      Currently exercisable.............................               97,757       $10.00
                      2002..............................................               19,100        10.00
                      2003..............................................                9,100        10.00
                      2004..............................................                9,100        10.00
                      2005..............................................                  800        10.00
                                                                              ----------------
                                                                                      135,857       $10.00
                                                                              ================  ============

The weighted average remaining contractual life of the options at December 31, 2001 and 2000, was 8.6 years and 8.9 years, respectively.

In order to calculate the fair value of the options, it was assumed that the risk-free interest rate was 4.5% and 6.0% during the years ended December 31, 2001 and 2000, respectively, there would be no dividends paid by the Company over the exercise period, the expected life of the options would be the entire exercise period and stock volatility would be zero due to the minimal trading of the stock. As for the pro forma disclosures, expense is allocated over the period in which vesting occurs. The following information pertains to the stock options granted under the Plan (dollars in thousands, except per share amounts).


                                                                                              YEAR ENDED
                                                                                              DECEMBER 31,
                                                                                      ------------------------
                                                                                         2001          2000
                                                                                      ----------    ----------
                      Weighted average grant-date fair value of options
                           issued during the year...............................      $     211     $      17
                                                                                      =========     =========
                      Fair value per share of options issued during the year....      $    3.50     $    4.32
                                                                                      =========     =========
                      Net loss as reported......................................      $    (198)    $    (730)
                                                                                      =========     =========
                      Pro forma net loss........................................      $    (298)    $    (910)
                                                                                      =========     =========
                      Basic and diluted loss per share as reported..............      $   (0.19)    $   (0.72)
                                                                                      =========     =========
                      Pro forma loss per share..................................      $   (0.29)    $   (0.89)
                                                                                      =========     =========

(13)  PROFIT SHARING PLAN

The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. Expense relating to the Company's contributions to the profit sharing plan was $61,000 and $46,000 for the years ended December 31, 2001 and 2000, respectively.

(14)  STOCKHOLDERS' EQUITY

On December 26, 2001, the Company commenced offering of 225,000 investment units, initially to existing stockholders through a rights offering, and then to the general public in a community offering. Each unit offered for $21.00 consists of two shares of common stock and one warrant to purchase one share of common stock for $13.00 through September 30, 2004. If all units are subscribed in the offerings, the Company will issue 450,000 shares of common stock and 225,000 purchase warrants.

                                                                     (continued)

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

 (15)  REGULATORY MATTERS

Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Holding Company.

The Bank is subject to various regulatory capital requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2001, the Bank was adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and percentages are also presented in the table (dollars in thousands).


                                                                                                                   MINIMUM
                                                                                   MINIMUM FOR           TO BE WELL CAPITALIZED
                                                                                CAPITAL ADEQUACY         UNDER PROMPT CORRECTIVE
                                                           ACTUAL                   PURPOSES                ACTION PROVISIONS
                                                  ------------------------  -------------------------  --------------------------
                                                     AMOUNT          %          AMOUNT          %          AMOUNT           %
                                                  ------------- ----------  -------------- ----------  -------------- -----------
 AS OF DECEMBER 31, 2001:
   Total capital to risk weighted assets........  $     7,102       9.80%   $     5,798        8.00%   $     7,247         10.00%
   Tier 1 capital to risk weighted assets.......        6,445       8.89          2,900        4.00          4,350          6.00
   Tier 1 capital to total average assets.......        6,445       8.39          3,073        4.00          3,841          5.00

 AS OF DECEMBER 31, 2000:
   Total capital to risk weighted assets........  $     5,577      15.07%   $     2,961        8.00%   $     3,701         10.00%
   Tier 1 capital to risk weighted assets.......        5,233      14.14          1,481        4.00          2,221          6.00
   Tier 1 capital to total average assets.......        5,233      13.04          1,605        4.00          2,007          5.00


                                                                     (continued)

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(16)  PARENT COMPANY ONLY FINANCIAL INFORMATION

The Holding Company's unconsolidated financial information is as follows (in thousands):


                            CONDENSED BALANCE SHEETS

                                                                                            December 31,
                                                                                     -------------------------
                                                                                         2001          2000
                                                                                     ------------  -----------
       ASSETS
            Cash.............................................................           $    84       $ 1,239
            Investment in subsidiary.........................................             6,706         5,903
            Premises and equipment, net......................................                 7            10
            Other assets.....................................................               563           411
                                                                                        -------       -------
                Total assets.................................................           $ 7,360       $ 7,563
                                                                                        =======       =======
       LIABILITIES AND STOCKHOLDERS' EQUITY
            Other liabilities................................................           $    63       $    24
            Stockholders' equity.............................................             7,297         7,539
                                                                                        -------       -------
                Total liabilities and stockholders' equity...................           $ 7,360       $ 7,563
                                                                                        =======       =======



                              CONDENSED STATEMENTS OF OPERATIONS

                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                     -------------------------
                                                                                         2001          2000
                                                                                     ------------  -----------

       Revenues.............................................................            $    --       $    --
       Expenses.............................................................               (145)          (80)
                                                                                        -------       -------
            Loss before loss of subsidiary..................................               (145)          (80)
       Loss of subsidiary...................................................                (53)         (650)
                                                                                        -------       -------
            Net loss........................................................            $  (198)      $  (730)
                                                                                        =======       =======


                              CONDENSED STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED
                                                                                           DECEMBER 31,
                                                                                     -------------------------
                                                                                         2001           2000
                                                                                     ------------  -----------
       Cash flows from operating activities:
            Net loss........................................................            $  (198)      $  (730)
            Adjustments to reconcile net loss to net cash used in operating activities:
                Amortization................................................                  3             3
                Equity in undistributed loss of subsidiaries................                 53           650
                Net increase in other assets................................               (152)          (62)
                Increase (decrease) in other liabilities....................                 39            (1)
                                                                                        -------       -------
                Net cash used in operating activities.......................               (255)         (140)
                                                                                        -------       -------
       Cash flows from investing activities:
            Net investment in subsidiary....................................               (900)           --
                                                                                        -------       -------
       Net decrease in cash and cash equivalents............................             (1,155)         (140)
       Cash and cash equivalents at beginning of year.......................              1,239         1,379
                                                                                        -------       -------
       Cash and cash equivalents at end of year.............................            $    84       $ 1,239
                                                                                        =======       =======
       Noncash transaction:
            Accumulated other comprehensive income (loss), change in unrealized
              (loss) gain on securities available for sale, net of tax......            $   (44)      $    30
                                                                                        =======       =======

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.
                                    PART III
                                    --------

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
-----------------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
          -------------------------------------------------

The information regarding directors contained under the caption "Proposal 1:
Election of Directors" in our Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2002, is incorporated herein by reference.

The information regarding executive officers who are not directors is set forth in Item 1.8 of this report under the caption "Executive Officers of the Registrant."

The information regarding reports required under Section 16(a) of the Securities Exchange Act of 1934 contained under caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2002 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission prior to April 30, 2002, is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

The information contained under the caption "Executive Compensation" in our Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2002, is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2002, is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The information contained under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2002, is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

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

10.1 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed as of November 9, 1999).

10.2 Servicing Agreement with M & I Data Services (now known as Metavante Corporation) (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

10.3 Employment Agreement with Gilbert J. Pomar, III (incorporated by reference to Exhibit 10.5 to the Company's Form 10-QSB for the quarter ended June 30, 1999).

21            Subsidiaries of the Registrant

23            Consent of Independent Accountants

(B) REPORTS ON FORM 8-K. We did not file a Form 8-K during the last quarter of 2001.

You can obtain a copy of the Exhibits to this Annual Report on Form 10-KSB by contacting our Corporate Secretary, Cheryl L. Whalen, at 76 South Laura Street, Suite 104, Jacksonville, Florida 32202; (904) 421-3040; cwhalen@jaxbank.com.

                                   SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             JACKSONVILLE BANCORP, INC.

Dated: March 25, 2002        By: /s/ Gilbert J. Pomar, III
                                 -----------------------------------------------
                                  Gilbert J. Pomar, III
                                  Chief Executive Officer

Dated: March 25, 2002        By: /s/ Cheryl L. Whalen
                                 -----------------------------------------------
                                  Cheryl L. Whalen
                                  Executive Vice President and Chief Financial
                                  Officer
                                  (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:


Signature                                 Title                       Date
---------                                 -----                       ----

/s/ D. Michael Carter                     Director                    March 25, 2002
------------------------------
D. Michael Carter

/s/ Melvin Gottlieb                       Director                    March 25, 2002
------------------------------
Melvin Gottlieb

/s/ James M. Healey                       Director                    March 25, 2002
------------------------------
James M. Healey

/s/ John C. Kowkabany                     Director                    March 25, 2002
------------------------------
John C. Kowkabany

/s/ Rudolph A. Kraft                      Director                    March 25, 2002
------------------------------
Rudolph A. Kraft

/s/ R. C. Mills                           Director                    March 25, 2002
------------------------------
R. C. Mills

/s/ Gilbert J. Pomar, Iii                 Director                    March 25, 2002
------------------------------
Gilbert J. Pomar, III

/s/ John W. Rose                          Director                    March 25, 2002
------------------------------
John W. Rose

/s/ Donald E. Roller                      Chairman of the Board       March 25, 2002
------------------------------            of Directors
Donald E. Roller

/s/ John R. Schultz                       Director                    March 25, 2002
------------------------------
John R. Schultz

/s/ Price W. Schwenck                     Director                    March 25, 2002
------------------------------
Price W. Schwenck

/s/ Charles F. Spencer                    Director                    March 25, 2002
------------------------------
Charles F. Spencer

/s/ Bennett A. Tavar                      Director                    March 25, 2002
------------------------------
Bennett A. Tavar

/s/ Gary L. Winfield                      Director                    March 25, 2002
------------------------------
Gary L. Winfield, M.D.