Form 10QSB
period 2002-03-31
JACKSONVILLE BANCORP INC /FL/
filed 2002-05-15
CIK 1071264

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
---  of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

     Transition report under Section 13 or 15(d) of the Exchange Act
---

For the transition period from           to
                               ---------    --------

Commission file number 001-14853
                       ---------


                           JACKSONVILLE BANCORP, INC.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

      Florida                                                    59-3472981
-------------------                                        ---------------------
(STATE OR OTHER JURISDICTION                                  (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

                        76 South Laura Street, Suite 104
                           Jacksonville, Florida 32202
                           ---------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                 (904) 421-3040
                ------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                ------------------------------------------------
         (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED
                               SINCE LAST REPORT)

   Check whether the issuer: (1) filed all reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

YES  X    NO
    ---      ---

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                   1,209,586 shares
--------------------------------------             -----------------------------
               (class)                             Outstanding at March 31, 2002

Transitional Small Business Format (check one): YES     NO  X
                                                    ---    ---

================================================================================

                           JACKSONVILLE BANCORP, INC.

                                      INDEX


PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS                                                              PAGE

     Condensed Consolidated Balance Sheets -
       At March 31, 2002 (unaudited) and At December 31, 2001...................................2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three Months Ended March 31, 2002 and 2001...............................................3

     Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
       Three Months Ended March 31, 2002........................................................4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Three Months Ended March 31, 2002 and 2001...............................................5

     Notes to Condensed Consolidated Financial Statements (Unaudited)...........................6

     Review by Independent Certified Public Accountants.........................................7

     Report on Review by Independent Certified Public Accountants...............................8

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS...............................................................9-11

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........................12

PART II. OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................12

SIGNATURES.....................................................................................13

                           JACKSONVILLE BANCORP, INC.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                                                                    MARCH 31,        DECEMBER 31,
                                                                                    ---------        ------------
   ASSETS                                                                             2002               2001
                                                                                      ----               ----
                                                                                   (UNAUDITED)

Cash and due from banks..........................................................   $  4,072              5,174
Federal funds sold...............................................................         48                114
                                                                                    --------           --------

              Total cash and cash equivalents....................................      4,120              5,288

Securities available for sale....................................................      8,609              7,482
Securities held to maturity......................................................         50                 50
Loans, net of allowance for loan losses of $764 in 2002 and $657 in 2001.........     77,800             68,134
Accrued interest receivable......................................................        484                459
Premises and equipment, net......................................................      3,267              3,304
Federal Home Loan Bank stock, at cost............................................        132                 63
Deferred income taxes............................................................      1,458              1,437
Other assets.....................................................................        141                261
                                                                                    --------           --------

              Total assets.......................................................   $ 96,061             86,478
                                                                                    ========           ========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits..........................................     13,979             14,190
    Money market, NOW and savings deposits.......................................     24,215             23,910
    Time deposits................................................................     48,123             37,519
                                                                                    --------           --------

              Total deposits.....................................................     86,317             75,619

    Federal funds purchased......................................................         95              1,250
    Other borrowings.............................................................          -              2,110
    Other liabilities............................................................        455                202
                                                                                    --------           --------

              Total liabilities..................................................     86,867             79,181
                                                                                    --------           --------

Stockholders' equity:
    Preferred stock, $.01 value; 2,000,000 shares authorized,
         none issued or outstanding..............................................          -                  -
    Common stock, $.01 par value; 8,000,000 shares authorized,
         1,209,586 and 1,017,066 shares issued and outstanding...................         12                 10
    Additional paid-in capital...................................................     11,634              9,705
    Accumulated deficit..........................................................     (2,327)            (2,377)
    Accumulated other comprehensive income (loss)................................       (125)               (41)
                                                                                    --------           --------

              Total stockholders' equity.........................................      9,194              7,297
                                                                                    --------           --------

              Total liabilities and stockholders' equity.........................   $ 96,061             86,478
                                                                                    ========           ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                                THREE MONTHS ENDED
                                                                                                      MARCH 31,
                                                                                           ---------------------------
                                                                                               2002             2001
                                                                                               ----             ----
Interest income:
    Loans...............................................................................    $     1,252            829
    Securities..........................................................................            131             50
    Other interest-earning assets.......................................................              9             48
                                                                                            -----------      ---------

              Total interest income.....................................................          1,392            927
                                                                                            -----------      ---------

Interest expense:
    Deposits............................................................................            610            471
    Other borrowings....................................................................              2              -
                                                                                            -----------      ---------

              Total interest expense....................................................            612            471
                                                                                            -----------      ---------

              Net interest income.......................................................            780            456

Provision for loan losses...............................................................            107             40
                                                                                            -----------      ---------

              Net interest income after provision for loan losses.......................            673            416
                                                                                            -----------      ---------

Noninterest income:
    Service charges on deposit accounts................................................             116             54
    Other..............................................................................              45             33
                                                                                            -----------      ---------

              Total noninterest income..................................................            161             87
                                                                                            -----------      ---------

Noninterest expense:
    Salaries and employee benefits......................................................            382            353
    Occupancy expense...................................................................            142            132
    Professional fees...................................................................             23             14
    Data processing.....................................................................            109             87
    Printing and office supplies........................................................             22             15
    Advertising.........................................................................             10              4
    Other...............................................................................             66             79
                                                                                            -----------      ---------

              Total noninterest expense.................................................            754            684
                                                                                            -----------      ---------

Earnings (loss) before income taxes.....................................................             80           (181)

              Income tax provision (benefit)............................................             30            (68)
                                                                                            -----------      ---------

Net earnings (loss).....................................................................    $        50           (113)
                                                                                            ===========      =========

Earnings (loss) per share, basic and diluted............................................    $       .05           (.11)
                                                                                            ===========      =========

Weighted-average number of common shares outstanding for basic and diluted..............      1,039,585      1,017,066
                                                                                            ===========      =========

Dividends per share.....................................................................    $         -              -
                                                                                            ===========      =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2002
                             (DOLLARS IN THOUSANDS)


                                                                                                         ACCUMULATED
                                                                                                           OTHER
                                                                                                           COMPRE-
                                    PREFERRED STOCK        COMMON STOCK       ADDITIONAL                  HENSIVE        TOTAL
                                   ------------------     -----------------     PAID-IN    ACCUMULATED     INCOME     STOCKHOLDERS'
                                   SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL      DEFICIT       (LOSS)        EQUITY
                                   ------      ------     ------     ------     -------      -------    -------------   --------
Balance at December 31,
  2001...........................       -      $   -     1,017,066    $ 10       9,705       (2,377)         (41)        7,297
                                                                                                                         -----

Comprehensive income (loss):
  Net earnings (unaudited).......       -          -             -       -           -           50            -            50

  Net change in unrealized
    loss on securities available
    for sale, net of income
    tax benefit of $51
    (unaudited)..................       -          -             -       -           -            -          (84)          (84)
                                                                                                                         -----

  Comprehensive income
    (loss) (unaudited)...........                                                                                          (34)
                                                                                                                         -----

Proceeds from the sale of
  common stock, net of
  offering costs of $90
  (unaudited)....................       -          -       192,520       2       1,929            -            -         1,931
                                     ----       ----     ---------    ----      ------        -----         ----         -----

Balance at March 31, 2002
  (unaudited)....................       -      $   -     1,209,586    $ 12      11,634       (2,327)        (125)        9,194
                                     ====       ====     =========    ====      ======       ======         ====         =====



See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                                                             THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         ---------------------------
                                                                                           2002              2001
                                                                                           ----              ----
Cash flows from operating activities:
    Net earnings (loss)...........................................................       $     50              (113)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization.............................................             72                68
        Provision for loan losses.................................................            107                40
        Deferred income tax provision (benefit)...................................             30               (68)
        Net accretion of securities...............................................             (8)              (11)
        Decrease in accrued interest receivable and other assets..................             95                15
        Increase in other liabilities.............................................            253                34
                                                                                         --------          --------

                Net cash provided by (used in) operating activities...............            599               (35)
                                                                                         --------          --------

Cash flows from investing activities:
    Purchases of securities available for sale...................................          (1,500)             (935)
    Purchase of securities held to maturity.......................................              -              (500)
    Proceeds from calls and pay-downs of securities available
        for sale..................................................................            246             1,632
    Purchase of Federal Home Loan Bank stock......................................            (69)              (26)
    Net increase in loans.........................................................         (9,773)           (3,993)
    Purchases of premises and equipment...........................................            (35)               (5)
                                                                                         --------          --------

                Net cash used in investing activities.............................        (11,131)           (3,827)
                                                                                         --------          --------

Cash flows from financing activities:
    Net increase in deposits......................................................         10,698             8,997
    Proceeds from sale of common stock, net of offering costs.....................          1,931                 -
    Net repayment of other borrowings.............................................         (2,110)                -
    Net repayment of federal funds purchased......................................         (1,155)                -
                                                                                         --------          --------

                Net cash provided by financing activities.........................          9,364             8,997
                                                                                         --------          --------

Net (decrease) increase in cash and cash equivalents..............................         (1,168)            5,135

Cash and cash equivalents at beginning of period..................................          5,288             2,385
                                                                                         --------          --------

Cash and cash equivalents at end of period........................................       $  4,120             7,520
                                                                                         ========          ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest..................................................................       $    598               452
                                                                                         ========          ========

        Income taxes..............................................................       $      -                 -
                                                                                         ========          ========

    Noncash transaction:
        Accumulated other comprehensive income (loss), change
            in unrealized gain on securities available for
            sale, net of tax......................................................       $    (84)                7
                                                                                         ========          ========


See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES GENERAL. Jacksonville Bancorp, Inc. ("Jacksonville Bancorp") was
        incorporated on October 24, 1997. Jacksonville Bancorp owns 100% of the outstanding common stock of The Jacksonville Bank (the "Bank"). Jacksonville Bancorp's only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals through three banking offices in Jacksonville, Florida. The Bank's wholly-owned subsidiary Fountain Financial, Inc.'s (the "Insurance Agency") primary business activities consist of referral of customers of the Bank to third parties for sale of insurance products.

        In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2002 and the results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

    BASIS OF PRESENTATION. The accompanying condensed consolidated financial statements of the Company include the accounts of Jacksonville Bancorp, the Bank and the Insurance Agency (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) LOAN IMPAIRMENT AND LOAN LOSSES. No loans were identified as impaired during the three months ended March 31, 2002 or 2001.

     An analysis of the change in the allowance for loan losses follows (in thousands):


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                    --------------------
                                                                                    2002           2001
                                                                                    ----           ----

            Balance at beginning of period................................          $ 657            344
            Provision for loan losses.....................................            107             40
                                                                                      ---            ---

            Balance at end of period......................................          $ 764            384
                                                                                      ===            ===

(3) EARNINGS (LOSS) PER SHARE. Basic and diluted earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. The Company's common stock equivalents are not dilutive.

(4) REGULATORY MATTERS. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2002 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:


                                                                                                   REGULATORY
                                                                                    ACTUAL         REQUIREMENT
                                                                                    ------         -----------
            Total capital to risk-weighted assets.........................          11.22%           8.00%
            Tier 1 capital to risk-weighted assets........................          10.30%           4.00%
            Tier 1 capital to average assets - leverage ratio.............           9.34%           4.00%

                           JACKSONVILLE BANCORP, INC.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of March 31, 2002, and for the three-month periods ended March 31, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Jacksonville Bancorp, Inc.
Jacksonville, Florida:

      We have reviewed the accompanying condensed consolidated balance sheet of Jacksonville Bancorp, Inc. (the "Company") as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2002 and 2001 and the condensed consolidated statement of stockholders' equity for the three-month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



HACKER, JOHNSON & SMITH PA
Tampa, Florida
May 1, 2002

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash during the three months ended March 31, 2002 was from the net increase in deposits of $10.7 million, compared to $9.0 million for the same period in 2001. During the first quarter of 2002, cash was used to originate loans, net of repayments, of $9.8 million. The Company had unfunded loan commitments of $15.5 million and time deposits of $38.0 million maturing in one year or less at March 31, 2002. The Company exceeded its regulatory liquidity requirements at March 31, 2002.

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


                                                                                THREE MONTHS ENDED MARCH 31,
                                                          -------------------------------------------------------------------
                                                                        2002                              2001
                                                          ---------------------------------  --------------------------------
                                                                      INTEREST     AVERAGE               INTEREST    AVERAGE
                                                           AVERAGE       AND       YIELD/     AVERAGE       AND       YIELD/
                                                           BALANCE    DIVIDENDS     RATE      BALANCE    DIVIDENDS    RATE
                                                          ---------  -----------  ---------  ---------  ----------- ---------
                                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Loans............................................    $ 73,611      1,252       6.90%    $ 35,939        829      9.35%
     Securities.......................................       8,171        131       6.50        3,053         50      6.64
     Other interest-earning assets (1)................       1,977          9       1.85        3,472         48      5.61
                                                           -------     ------                 -------        ---

         Total interest-earning assets................      83,759      1,392       6.74       42,464        927      8.85
                                                                       ------                                ---

Noninterest-earning assets............................       9,040                              7,620
                                                           -------                            -------

         Total assets.................................    $ 92,799                           $ 50,084
                                                           =======                            =======

Interest-bearing liabilities:
     Savings and NOW deposits.........................      20,875        136       2.64       16,320        173      4.30
     Money market deposits............................       2,862         16       2.27        1,828         16      3.55
     Time deposits....................................      47,648        458       3.90       16,927        282      6.76
     Other borrowings.................................         367          2       2.21            -          -         -
                                                           -------     ------                 -------        ---

         Total interest-bearing liabilities...........      71,752        612       3.46       35,075        471      5.45
                                                                       ------                                ---

Noninterest-bearing liabilities.......................      13,517                              7,514
Stockholders' equity..................................       7,530                              7,495
                                                           -------                            -------

         Total liabilities and   stockholders' equity.    $ 92,799                           $ 50,084
                                                           =======                            =======

Net interest/dividend income..........................                $   780                             $  456
                                                                       ======                              =====

Interest rate spread (2)..............................                              3.28%                             3.40%
                                                                                    ====                              ====

Net interest margin (3)...............................                              3.78%                             4.36%
                                                                                    ====                              ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities.............        1.17                               1.21
                                                              ====                               ====

---------------------------------------------
1)    Includes federal funds sold.
2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
3) Net interest margin is net interest income divided by average interest-earning assets.

                           JACKSONVILLE BANCORP, INC.

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2001

    GENERAL. Net earnings for the three months ended March 30, 2002, was $50,000 or $.05 per basic and diluted share compared to a net loss $113,000 or $.11 per basic and diluted share for 2001.

    INTEREST INCOME. Interest income was $1,392,000 for the three months ended
       March 31, 2002, compared to $927,000 for the three months ended March 31, 2001. Interest income earned on loans increased to $1,252,000 for the three months ended March 31, 2002, from $829,000 for the three months ended March 31, 2001, due to an increase in the average loan portfolio balance to $73.6 million for the three months ended March 31, 2002 compared to $35.9 million for the three months ended March 31, 2001. This increase was partially offset by a decrease in the weighted-average yield earned to 6.90% in 2002 from 9.35% in 2001. Interest on securities increased to $131,000 for the three months ended March 31, 2002, from $50,000 for the three months ended March 31, 2001, due to an increase in the average investment portfolio balance.

    INTEREST EXPENSE. Interest expense on interest-bearing liabilities increased to $612,000 for the three months ended March 31, 2002, from $471,000 for the three months ended March 31, 2001, due to an increase in average interest-bearing liabilities to $71.8 million for the three months ended March 31, 2002, from $35.1 million for the three months ended March 31, 2001. The increase was partially offset by a decrease in the weighted-average rate paid on interest-bearing liabilities to 3.46% for the three months ended March 31, 2002 from 5.45% for the three months ended March 31, 2001.

    PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $107,000 for the three month period ended March 31, 2002, compared to $40,000 for the same period in 2001. The allowance for loan losses was $764,000 at March 31, 2002, which management believes is adequate.

    NONINTEREST INCOME. Noninterest income was $161,000 for the three months ended March 31, 2002, compared to $87,000 for the 2001 period. Fees and service charges on deposit accounts totaled $116,000 in 2002, up from $54,000 in 2001, due to an increase in the average number of deposit accounts.

    NONINTEREST EXPENSE. Noninterest expense increased to $754,000 for the three months ended March 31, 2002, from $684,000 for the three months ended March 31, 2001. Salaries and employee benefits was the largest noninterest expense increasing from $353,000 during the three months ended March 31, 2001, to $382,000 for the 2002 period. In addition, data processing expense increased from $87,000 for the three months ended March 31, 2001, to $109,000 for the 2002 period. The increase in total noninterest expenses relates to the overall growth of the Company.

    INCOME TAX PROVISION (BENEFIT). The income tax provision for the three months ended March 31, 2002, was $30,000 (an effective rate of 37.5%) compared to a income tax benefit of $68,000 for the three months ended March 31, 2001 (an effective tax rate of 37.6%). The Company recognized an income tax benefit as well as a deferred tax asset because management believes it is more likely than not the Company will be able to generate taxable income in the future to realize those amounts.

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

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest-rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset-liability structure to control interest rate risk. However, a sudden and substantial change in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 2001.

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

      EXHIBIT NO.             DESCRIPTION OF EXHIBIT
      ------------            ----------------------

       *    3.1               Articles of Incorporation of the Company
       *    3.2               By-laws of the Company
       *    4.1               Specimen Common Stock Certificate
       *    10.1              Stock Option Plan
       *    10.2              Servicing Agreement with M&I Data Services
       **   10.3              Employment Contract Gilbert J. Pomar, III
       ***  99.1              Stock Option Plan

(b) REPORTS ON FORM 8-K. During the three months ended March 31, 2002 no Form 8-K was filed by the Company.

                           JACKSONVILLE BANCORP, INC.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         JACKSONVILLE BANCORP, INC.
                                            (Registrant)




Date:  May 15, 2002                      By: /s/ Gilbert J. Pomar, III
      ----------------------             ---------------------------------------
                                                Gilbert J. Pomar, III, President
                                                and Chief Executive Officer



Date:  May 15, 2002                      By: /s/ Cheryl L. Whalen
      -----------------------            ---------------------------------------
                                                Cheryl L. Whalen, Executive Vice
                                                President and Chief Financial
                                                Officer