Form 10QSB
period 2002-06-30
JACKSONVILLE BANCORP INC /FL/
filed 2002-08-14
CIK 1071264

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of --- 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

    Transition report under Section 13 or 15(d) of the Exchange Act
---

For the transition period from           to
                               ---------    ---------

Commission file number 001-14853
                       ---------


                           JACKSONVILLE BANCORP, INC.
                           --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

        Florida                                                    59-3472981
-------------------------                                    ----------------
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

YES   X     NO
    -----      ------

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common Stock, par value $.01 per share                    1,467,066 shares
--------------------------------------            ------------------------------
             (class)                              Outstanding at August 14, 2002

Transitional Small Business Format (check one): YES          NO    X
                                                    --------    -------

================================================================================

                           JACKSONVILLE BANCORP, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS                                                                              PAGE

     Condensed Consolidated Balance Sheets -
       At June 30, 2002 (unaudited) and At December 31, 2001....................................................2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three and Six Months Ended June 30, 2002 and 2001........................................................3

     Condensed Consolidated Statement of Stockholders' Equity (Unaudited) -
       Six Months Ended June 30, 2002...........................................................................4

     Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited) -
       Three and Six Months Ended June 30, 2002 and 2001........................................................5

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Six Months Ended June 30, 2002 and 2001..................................................................6

     Notes to Condensed Consolidated Financial Statements (Unaudited).........................................7-8

     Review by Independent Certified Public Accountants.........................................................9

     Report on Review by Independent Certified Public Accountants..............................................10

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS..............................................................................11-15

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...........................................16

PART II. OTHER INFORMATION

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..........................................................16

   ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................16-17

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...................................................................17

SIGNATURES.....................................................................................................18

                           JACKSONVILLE BANCORP, INC.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            JUNE 30,        DECEMBER 31,
    ASSETS                                                                                   2002               2001
                                                                                             ----               ----
                                                                                          (UNAUDITED)
Cash and due from banks..............................................................     $   3,313              5,174
Federal funds sold...................................................................         8,475                114
                                                                                            -------            -------

              Total cash and cash equivalents........................................        11,788              5,288

Securities available for sale........................................................        10,225              7,482
Securities held to maturity..........................................................            50                 50
Loans, net of allowance for loan losses of $902 in 2002 and $657 in 2001.............        90,302             68,134
Accrued interest receivable..........................................................           589                459
Premises and equipment, net..........................................................         3,215              3,304
Federal Home Loan Bank stock, at cost................................................           132                 63
Deferred income taxes................................................................         1,299              1,437
Other assets.........................................................................           147                261
                                                                                            -------            -------

              Total assets...........................................................     $ 117,747             86,478
                                                                                            =======             =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits..............................................        12,992             14,190
    Money market, NOW and savings deposits...........................................        28,481             23,910
    Time deposits....................................................................        63,824             37,519
                                                                                            -------            -------

              Total deposits.........................................................       105,297             75,619

    Federal funds purchased..........................................................             -              1,250
    Other borrowings.................................................................             -              2,110
    Other liabilities................................................................           393                202
                                                                                            -------            -------

              Total liabilities......................................................       105,690             79,181
                                                                                            -------            -------

Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares authorized,
         none issued or outstanding..................................................             -                  -
    Common stock, $.01 par value; 8,000,000 shares authorized,
         1,467,066 and 1,017,066 shares issued and outstanding.......................            15                 10
    Additional paid-in capital.......................................................        14,230              9,705
    Accumulated deficit..............................................................        (2,233)            (2,377)
    Accumulated other comprehensive income (loss)....................................            45                (41)
                                                                                            -------            -------

              Total stockholders' equity.............................................        12,057              7,297
                                                                                            -------            -------

              Total liabilities and stockholders' equity.............................     $ 117,747             86,478
                                                                                            =======             ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                   THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JUNE 30,                      JUNE 30,
                                                               ------------------------       -----------------------
                                                                  2002           2001           2002          2001
                                                                  ----           ----           ----          ----
Interest income:
   Loans....................................................   $    1,452           887           2,704         1,716
   Securities...............................................          151            76             282           126
   Other interest-earning assets............................            8            13              17            61
                                                                ---------     ---------       ---------     ---------

      Total interest income.................................        1,611           976           3,003         1,903
                                                                ---------     ---------       ---------     ---------

Interest expense:
   Deposits.................................................          663           455           1,273           926
   Other borrowings.........................................            1             6               3             6
                                                                ---------     ---------       ---------     ---------

      Total interest expense................................          664           461           1,276           932
                                                                ---------     ---------       ---------     ---------

      Net interest income before provision for loan losses..          947           515           1,727           971

Provision for loan losses...................................          138            63             245           103
                                                                ---------     ---------       ---------     ---------

      Net interest income after provision for loan losses...          809           452           1,482           868
                                                                ---------     ---------       ---------     ---------

Noninterest income:
   Service charges on deposit accounts......................           96            71             212           125
   Other ...................................................           13            41              58            74
                                                                ---------     ---------       ---------     ---------

      Total noninterest income..............................          109           112             270           199
                                                                ---------     ---------       ---------     ---------

Noninterest expense:
   Salaries and employee benefits...........................          367           315             749           668
   Occupancy expense........................................          128           131             270           263
   Professional fees........................................           43            43              66            57
   Data processing..........................................           94            85             203           172
   Printing and office supplies.............................           19            14              41            29
   Advertising..............................................           26             7              36            11
   Other ...................................................           90            54             156           133
                                                                ---------     ---------       ---------     ---------

      Total noninterest expense.............................          767           649           1,521         1,333
                                                                ---------     ---------       ---------     ---------

Earnings (loss) before income tax provision (benefit).......          151           (85)            231          (266)

      Income tax provision (benefit)........................           57           (32)             87          (100)
                                                                ---------     ---------       ---------     ---------

Net earnings (loss).........................................   $       94           (53)            144          (166)
                                                                =========     =========       =========     =========

Basic earnings (loss) per share.............................   $      .07          (.05)            .12          (.16)
                                                                =========     =========       =========     =========

Weighted-average number of shares outstanding for basic.....    1,363,467     1,017,066       1,202,421     1,017,066
                                                                =========     =========       =========     =========

Diluted earnings (loss) per share...........................   $      .07          (.05)            .12          (.16)
                                                                =========     =========       =========     =========

Weighted-average number of shares outstanding for diluted...    1,367,461     1,017,066       1,202,421     1,017,066
                                                                =========     =========       =========     =========

Dividends per share.........................................            -             -               -             -
                                                                =========     =========       =========     =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 2002
                             (DOLLARS IN THOUSANDS)


                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                                                                       COMPRE-
                              PREFERRED STOCK          COMMON STOCK      ADDITIONAL                    HENSIVE       TOTAL
                           ---------------------     ----------------      PAID-IN      ACCUMULATED    INCOME    STOCKHOLDERS'
                              SHARES      AMOUNT    SHARES     AMOUNT      CAPITAL        DEFICIT      (LOSS)       EQUITY
                              ------      ------    ------     ------      -------    -------------- -----------  ------------
Balance at December 31,
   2001                            -      $    -  1,017,066     $ 10        9,705         (2,377)         (41)       7,297

Net earnings (unaudited)...        -           -          -        -            -            144            -          144

Net change in unrealized
  gain (loss) on securities
  available for sale, net
  of income tax of $51
  (unaudited)..............        -           -          -        -            -              -           86           86

Proceeds from the sale of
  common stock, net of
  offering costs of $195
  (unaudited)..............        -           -    450,000        5        4,525              -            -        4,530
                                 ----     ------  ---------     ----       ------         -------         ---       ------
Balance at June 30, 2002
  (unaudited)..............        -      $    -  1,467,066     $ 15       14,230         (2,233)          45       12,057
                                 ====     ======  =========     ====       ======         =======         ===       ======




See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                         JUNE 30,                      JUNE 30,
                                                                   --------------------          ---------------------
                                                                   2002           2001           2002           2001
                                                                   ----           ----           ----           ----

Net earnings (loss) (unaudited).............................       $  94          (53)            144           (166)

Net change in unrealized gain (loss) on
    securities available for sale, net of tax (unaudited)...         170          (52)             86            (45)
                                                                   -----         -----           ----           ----

Comprehensive income (loss) (unaudited).....................       $ 264         (105)            230           (211)
                                                                   =====         =====           ====           ====










See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                                SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                             ----------------------
                                                                                             2002              2001
                                                                                             ----              ----
Cash flows from operating activities:
    Net earnings (loss)..............................................................      $    144              (166)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization................................................           142               138
        Provision for loan losses....................................................           245               103
        Provision (credit) for deferred income taxes.................................            87              (100)
        Net accretion of securities..................................................           (18)              (29)
        Increase in accrued interest receivable and other assets.....................           (16)              (65)
        Increase (decrease) in accrued interest payable and other liabilities........           191               (41)
                                                                                           --------         ---------

                Net cash provided by (used in) operating activities..................           775              (160)
                                                                                           --------         ---------

Cash flows from investing activities:
    Purchase of securities available for sale........................................        (2,975)           (3,163)
    Purchase of securities held to maturity..........................................             -              (500)
    Proceeds from maturities and calls of securities available for sale..............           387             1,806
    Net increase in loans............................................................       (22,413)          (10,629)
    Net purchases of premises and equipment..........................................           (53)              (23)
    Purchase of Federal Home Loan Bank stock.........................................           (69)              (26)
                                                                                           --------         ---------

                Net cash used in investing activities................................       (25,123)          (12,535)
                                                                                           --------         ---------

Cash flows from financing activities:
    Net increase in deposits.........................................................        29,678            15,309
    Proceeds from sale of common stock, net of offering costs........................         4,530                 -
    Net repayment of other borrowings................................................        (2,110)                -
    Net repayment of federal funds purchased.........................................        (1,250)                -
                                                                                           --------         ---------

                Net cash provided by financing activities............................        30,848            15,309
                                                                                           --------         ---------

Net increase in cash and cash equivalents............................................         6,500             2,614

Cash and cash equivalents at beginning of period.....................................         5,288             2,385
                                                                                           --------         ---------

Cash and cash equivalents at end of period...........................................      $ 11,788             4,999
                                                                                           ========         =========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest.....................................................................      $  1,242               923
                                                                                           ========         =========

        Income taxes.................................................................      $      -                 -
                                                                                           ========         =========

    Noncash transaction-
        Accumulated other comprehensive income (loss), change in
            unrealized gain (loss) on securities available for sale, net of tax......      $     86               (45)
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

        In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2002, the results of operations for the three- and six-month periods ended June 30, 2002 and 2001 and cash flows for the six-month periods ended June 30, 2002 and 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

    BASIS OF PRESENTATION. The accompanying condensed consolidated financial statements of the Company include the accounts of Jacksonville Bancorp, the Bank and the Insurance Agency (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) LOAN IMPAIRMENT AND LOAN LOSSES. No loans were identified as impaired during the three or six months ended June 30, 2002 or 2001.

     An analysis of the change in the allowance for loan losses follows (in thousands):


                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                  JUNE 30,                     JUNE 30,
                                                            --------------------         --------------------
                                                             2002          2001           2002         2001
                                                             ----          ----           ----         ----

         Balance at beginning of period ...............      $ 764          384            657          344
         Provision for loan losses.....................        138           63            245          103
                                                               ---          ---            ---          ---

         Balance at end of period......................      $ 902          447            902          447
                                                               ===          ===            ===          ===

                                                                                                  (continued)

                           JACKSONVILLE BANCORP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3) EARNINGS (LOSS) PER SHARE. Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. Such options were antidilutive for the three and six months ended June 30, 2001. The following table presents the calculations of earnings per share (dollars in thousands, except per share amounts):


                                               THREE MONTHS ENDED JUNE 30, 2002        SIX MONTHS ENDED JUNE 30, 2002
                                            -------------------------------------   -----------------------------------
                                                          WEIGHTED-                             WEIGHTED-
                                                           AVERAGE      PER SHARE                AVERAGE      PER SHARE
                                            EARNINGS       SHARES        AMOUNT     EARNINGS     SHARES        AMOUNT
                                            --------      ---------     ---------   --------    ---------     ---------
           Basic earnings per share:
                Net earnings available to
                   common stockholders......  $ 94        1,363,467        $ .07     $ 144       1,202,421     $ .12
                                                                             ===                                 ====

           Effect of dilutive securities-
                Incremental shares from
                   assumed exercise of
                   options..................                  3,994                                      -
                                                         ----------                              ---------

           Diluted earnings per share:
                Net earnings available to
                   common stockholders and
                   assumed conversion.......  $ 94        1,367,461        $ .07     $ 144       1,202,421     $ .12
                                                ==        =========          ===       ===       =========       ====

(4) REGULATORY MATTERS. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2002 of the regulatory capital requirements and the Bank's actual capital on a percentage basis:


                                                                                                  REGULATORY
                                                                                    ACTUAL        REQUIREMENT
                                                                                    ------        -----------
           Total capital to risk-weighted assets..............................      10.20%           8.00%
           Tier 1 capital to risk-weighted assets.............................       9.26%           4.00%
           Tier 1 capital to average assets - leverage ratio..................       8.59%           4.00%

                           JACKSONVILLE BANCORP, INC.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of June 30, 2002, and for the three- and six-month periods ended June 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



The Board of Directors
Jacksonville Bancorp, Inc.
Jacksonville, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of Jacksonville Bancorp, Inc. and Subsidiary (the "Company") as of June 30, 2002, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three- and six-month periods ended June 30, 2002 and 2001, the related condensed consolidated statement of stockholders' equity for the six-month period ended June 30, 2002 and the related condensed consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


HACKER, JOHNSON & SMITH PA
Tampa, Florida
August 2, 2002

                           JACKSONVILLE BANCORP, INC.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

    Jacksonville Bancorp, Inc. ("Jacksonville Bancorp") which was incorporated on October 24, 1997, owns 100% of the outstanding common stock of The Jacksonville Bank ("Bank") (collectively, the "Company"). The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals through its three banking offices located in Jacksonville, Florida. The Bank's wholly-owned subsidiary, Fountain Financial, Inc.'s primary business activities consist of referral of customers of the Bank to third parties for sale of insurance products.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of cash during the six months ended June 30, 2002 was from the net increase in deposits of $29.7 million and the sale of common stock totaling approximately $4.5 million, net of offering costs. During the six months ended June 30, 2002, cash was used to originate loans, net of repayments, of $22.4 million, purchase securities totaling approximately $3.0 million and to repay other borrowings and federal funds purchased of approximately $3.4 million. The Company had unfunded loan commitments of $17.5 million and time deposits of $43.9 million maturing in one year or less at June 30, 2002. The Company exceeded its regulatory liquidity requirements at June 30, 2002.

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


                                                                             THREE MONTHS ENDED JUNE 30,
                                                    ----------------------------------------------------------------------
                                                                    2002                               2001
                                                    ------------------------------------- --------------------------------
                                                                  INTEREST     AVERAGE               INTEREST   AVERAGE
                                                       AVERAGE       AND       YIELD/     AVERAGE       AND     YIELD/
                                                       BALANCE    DIVIDENDS     RATE      BALANCE    DIVIDENDS   RATE
                                                       -------    ---------    -------    -------    ---------  -------
                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Loans.........................................  $  84,044      1,452       6.93%   $ 41,005         887      8.68%
     Securities....................................      9,447        151       6.41       4,591          76      6.64
     Other interest-earning assets (1).............      1,614          8       1.99       1,144          13      4.56
                                                      --------      -----                -------        ----

         Total interest-earning assets.............     95,105      1,611       6.79      46,740         976      8.38
                                                                    -----                               ----

Noninterest-earning assets.........................      8,620                             7,935
                                                      --------                           -------

         Total assets..............................  $ 103,725                          $ 54,675
                                                      ========                           =======

Interest-bearing liabilities:
     Savings and NOW deposits......................     22,657        143       2.53      17,488         152      3.49
     Money market deposits.........................      3,195         17       2.13       1,638          13      3.18
     Time deposits.................................     53,246        503       3.79      17,539         290      6.63
     Other borrowings..............................        124          1       3.23         463           6      5.20
                                                      --------      -----                 ------        ----

         Total interest-bearing liabilities........     79,222        664       3.36      37,128         461      4.98
                                                                    -----                                ---

Noninterest-bearing liabilities....................     13,554                            10,166
Stockholders' equity...............................     10,949                             7,381
                                                      --------                           -------

         Total liabilities and stockholders' equity  $ 103,725                          $  54,675
                                                      ========                           ========

Net interest/dividend income.......................             $     947                           $    515
                                                                  =======                            =======

Interest rate spread (2)...........................                             3.43%                             3.40%
                                                                                ====                              ====

Net interest margin (3)............................                             3.99%                             4.42%
                                                                                ====                              ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities..........       1.20                              1.26
                                                          ====                              ====

----------------

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


                                                                            SIX MONTHS ENDED JUNE 30,
                                                      -------------------------------------------------------------------
                                                                    2002                               2001
                                                      ----------------------------------- -------------------------------
                                                                  INTEREST     AVERAGE               INTEREST   AVERAGE
                                                       AVERAGE       AND       YIELD/     AVERAGE       AND     YIELD/
                                                       BALANCE    DIVIDENDS     RATE      BALANCE    DIVIDENDS   RATE
                                                       -------    ---------    -------    -------    ---------  -------
                                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Loans.........................................   $ 78,857      2,704       6.91%   $ 38,486       1,716      8.99%
     Securities....................................      8,778        282       6.48       3,807         126      6.67
     Other interest-earning assets (1).............      1,795         17       1.91       2,301          61      5.35
                                                        ------    -------                -------       -----

         Total interest-earning assets.............     89,430      3,003       6.77      44,594       1,903      8.61
                                                                    -----                              -----

Noninterest-earning assets.........................      8,863                             7,798
                                                        ------                           -------

         Total assets..............................   $ 98,293                          $ 52,392
                                                        ======                           =======

Interest-bearing liabilities:
     Savings and NOW deposits......................     21,771        279       2.58      16,908         325      3.88
     Money market deposits.........................      3,029         34       2.26       1,733          29      3.37
     Time deposits.................................     50,463        960       3.84      17,134         572      6.73
     Other borrowings..............................        245          3       2.47         233           6      5.19
                                                        ------    -------                -------       -----

         Total interest-bearing liabilities........     75,508      1,276       3.41      36,008         932      5.22
                                                                    -----                             ------

Noninterest-bearing liabilities....................     13,536                             8,947
Stockholders' equity...............................      9,249                             7,437
                                                       -------                           -------

         Total liabilities and stockholders' equity   $ 98,293                          $ 52,392
                                                       =======                           =======

Net interest/dividend income.......................               $ 1,727                           $    971
                                                                    =====                             =======

Interest rate spread (2)...........................                             3.36%                             3.39%
                                                                                ====                              ====

Net interest margin (3)............................                             3.89%                             4.39%
                                                                                ====                              ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities..........       1.18                              1.24
                                                          ====                              ====

-------------------
1)   Includes federal funds sold.
2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
3) Net interest margin is net interest income divided by average interest-earning assets.

                           JACKSONVILLE BANCORP, INC.


COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

    GENERAL. Net earnings for the three months ended June 30, 2002, was $94,000 or $.07 per basic and diluted share compared to a net loss of $53,000 or $.05 per basic and diluted share for 2001.

    INTEREST INCOME. Interest income was $1,611,000 for the three months ended
       June 30, 2002, compared to $976,000 for the three months ended June 30, 2001. Interest income earned on loans increased to $1,452,000 for the three months ended June 30, 2002, from $887,000 for the three months ended June 30, 2001, due to an increase in the average loan portfolio balance to $84.0 million for the three months ended June 30, 2002 compared to $41.0 million for the three months ended June 30, 2001. This increase was partially offset by a decrease in the weighted-average yield earned to 6.93% in 2002 from 8.68% in 2001. Interest on securities increased to $151,000 for the three months ended June 30, 2002, from $76,000 for the three months ended June 30, 2001, due to an increase in the average investment portfolio balance.

    INTEREST EXPENSE. Interest expense on interest-bearing liabilities increased to $664,000 for the three months ended June 30, 2002, from $461,000 for the three months ended June 30, 2001, due to an increase in average interest-bearing liabilities to $79.2 million for the three months ended June 30, 2002, from $37.1 million for the three months ended June 30, 2001. The increase was partially offset by a decrease in the weighted-average rate paid on interest-bearing liabilities to 3.36% for the three months ended June 30, 2002 from 4.98% for the three months ended June 30, 2001.

    PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $138,000 for the three month period ended June 30, 2002, compared to $63,000 for the same period in 2001. The allowance for loan losses was $902,000 at June 30, 2002, which management believes is adequate.

    NONINTEREST INCOME. Noninterest income was $109,000 for the three months ended June 30, 2002, compared to $112,000 for the 2001 period. Fees and service charges on deposit accounts totaled $96,000 in 2002, up from $71,000 in 2001, due to an increase in the average number of deposit accounts. Other noninterest income decreased to $13,000 in 2002 from $41,000 for the 2001 period.

    NONINTEREST EXPENSE. Noninterest expense increased to $767,000 for the three months ended June 30, 2002, from $649,000 for the three months ended June 30, 2001. Salaries and employee benefits was the largest noninterest expense increasing from $315,000 during the three months ended June 30, 2001, to $367,000 for the 2002 period. In addition, data processing expense increased from $85,000 for the three months ended June 30, 2001, to $94,000 for the 2002 period. The increase in total noninterest expenses relates to the overall growth of the Company.

    INCOME TAX PROVISION (BENEFIT). The income tax provision for the three months ended June 30, 2002, was $57,000 (an effective rate of 37.7%) compared to an income tax benefit of $32,000 for the three months ended June 30, 2001 (an effective tax rate of 37.6%). The Company recognized an income tax benefit as well as a deferred tax asset in 2001 because management believes it is more likely than not the Company will be able to generate taxable income in the future to realize those amounts.

                           JACKSONVILLE BANCORP, INC.

COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

    GENERAL. Net earnings for the six months ended June 30, 2002, was $144,000 or $.12 per basic and diluted share compared to a net loss of $166,000 or $.16 per basic and diluted share for 2001.

    INTEREST INCOME. Interest income was $3,003,000 for the six months ended
       June 30, 2002, compared to $1,903,000 for the six months ended June 30, 2001. Interest income earned on loans increased to $2,704,000 for the six months ended June 30, 2002, from $1,716,000 for the six months ended June 30, 2001, due to an increase in the average loan portfolio balance to $78.9 million for the six months ended June 30, 2002 compared to $38.5 million for the six months ended June 30, 2001. This increase was partially offset by a decrease in the weighted-average yield earned to 6.91% in 2002 from 8.99% in 2001. Interest on securities increased to $282,000 for the six months ended June 30, 2002, from $126,000 for the six months ended June 30, 2001, due to an increase in the average investment portfolio balance.

    INTEREST EXPENSE. Interest expense on interest-bearing liabilities increased to $1,276,000 for the six months ended June 30, 2002, from $932,000 for the six months ended June 30, 2001, due to an increase in average interest-bearing liabilities to $75.5 million for the six months ended June 30, 2002, from $36.0 million for the six months ended June 30, 2001. The increase was partially offset by a decrease in the weighted-average rate paid on interest-bearing liabilities to 3.41% for the six months ended June 30, 2002 from 5.22% for the six months ended June 30, 2001.

    PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $245,000 for the six month period ended June 30, 2002, compared to $103,000 for the same period in 2001. The allowance for loan losses was $902,000 at June 30, 2002, which management believes is adequate.

    NONINTEREST INCOME. Noninterest income was $270,000 for the six months ended
       June 30, 2002, compared to $199,000 for the 2001 period. Fees and service charges on deposit accounts totaled $212,000 in 2002, up from $125,000 in 2001, due to an increase in the average number of deposit accounts.

    NONINTEREST EXPENSE. Noninterest expense increased to $1,521,000 for the six months ended June 30, 2002, from $1,333,000 for the six months ended June 30, 2001. Salaries and employee benefits was the largest noninterest expense increasing from $668,000 during the six months ended June 30, 2001, to $749,000 for the 2002 period. In addition, data processing expense increased from $172,000 for the six months ended June 30, 2001, to $203,000 for the 2002 period. The increase in total noninterest expenses relates to the overall growth of the Company.

    INCOME TAX PROVISION (BENEFIT). The income tax provision for the six months ended June 30, 2002, was $87,000 (an effective rate of 37.7%) compared to an income tax benefit of $100,000 for the six months ended June 30, 2001 (an effective tax rate of 37.6%). The Company recognized an income tax benefit as well as a deferred tax asset in 2001 because management believes it is more likely than not the Company will be able to generate taxable income in the future to realize those amounts.

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

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset liability structure to control interest rate risk. However, a sudden and substantial change in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 2001.

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On December 26, 2001, the Company commenced an offering of 225,000 investment units, initially to existing stockholders through a rights offering, and then to the general public in a community offering. Each unit offered for $21.00 consisted of two shares of common stock and one warrant to purchase one share of common stock for $13.00 through September 30, 2004. The shares were offered on behalf of the Company by its executive officers who did not receive any compensation for their efforts.

The offering was completed in April, 2002 and 450,000 shares were issued. The Company received gross proceeds of $4.7 million from the offering. The Company utilized the proceeds as follows:

   -   To pay the costs of the offering, which were approximately $195,000.

   -   To make a capital contribution of $2.0 million to the Bank.

   - Remaining funds of approximately $2.5 million are available to make additional capital contributions to the Bank and provide working capital for the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders (the "Annual Meeting") of Jacksonville Bancorp, Inc. was held on April 24, 2002.

At the Annual Meeting, 945,980 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

   PROPOSAL I.

   The election of Class 2 directors, each for a term of three years:

                                                                WITHHELD
                                                  FOR          AUTHORITY

           Rudolph A. Kraft                       944,780         1,200
                                                  =======         ======
           R.C. Mills                             944,780         1,200
                                                  =======         ======
           Gilbert J. Pomar, III                  944,780         1,200
                                                  =======         ======
           Donald E. Roller                       944,780         1,200
                                                  =======         ======
           Charles F. Spencer                     944,780         1,200
                                                  =======         ======

                           JACKSONVILLE BANCORP, INC.

   In addition to the foregoing, the following individuals are directors of Jacksonville Bancorp, Inc. whose terms continued after the Annual Meeting:

           CLASS 1 DIRECTORS:                      CLASS 3 DIRECTORS:
           ------------------                      ------------------

           John W. Rose                             D. Michael Carter, C.P.A.
           John R. Shultz                           Melvin Gottlieb
           Price W. Schwenck                        James M. Healey
           Gary L. Winfield, M.D.                   John C. Kowkabany
                                                    Bennett A. Tavar
   PROPOSAL II.

   An amendment to the Company's stock option plan to increase the number of shares reserved for issuance under the stock option plan by 67,500.

                                                   WITHHELD        BROKER
                                        FOR        AUTHORITY      NON-VOTES
                                      -------      ---------      ---------

                                      681,650       20,350         243,980
                                      =======      =========      =========

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

      EXHIBIT NO.           DESCRIPTION OF EXHIBIT
      -----------           ----------------------

        *    3.1            Articles of Incorporation of the Company
             3.2            Amended Bylaws of the Company
        *    4.1            Specimen Common Stock Certificate
        ***  10.1           Stock Option Plan
             10.2           Amendment to Stock Option Plan
        *    10.3           Servicing Agreement with M&I Data Services
        **   10.4           Employment Contract for Gilbert J. Pomar, III
             99.1           Certification Pursuant to 18 U.S.C. Section 1350,
                            as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K. During the three months ended June 30, 2002 no Form 8-K was filed by the Company.

                           JACKSONVILLE BANCORP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          JACKSONVILLE BANCORP, INC.
                                             (Registrant)


Date:  AUGUST 14, 2002                    By:  /s/ Gilbert J. Pomar, III
      ------------------------                ----------------------------------
                                                Gilbert J. Pomar, III, President
                                                 and Chief Executive Officer



Date:  AUGUST 14, 2002                    By:  /s/ Cheryl L. Whalen
      ------------------------                ----------------------------------
                                                Cheryl L. Whalen, Executive Vice
                                                 President and Chief Financial
                                                 Officer