Form 10QSB
period 2002-09-30
JACKSONVILLE BANCORP INC /FL/
filed 2002-11-14
CIK 1071264

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     (Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

|_| Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

                        Commission file number 000-30248
                                               ---------

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

                        76 South Laura Street, Suite 104
                           Jacksonville, Florida 32202
                    ----------------------------------------
                    (Address of Principal Executive Offices)

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

YES |X|   NO |_|

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Common stock, par value $.01 per share                 1,467,066 shares
--------------------------------------          --------------------------------
              (class)                           Outstanding at November 14, 2002

Transitional Small Business Format (check one): YES |_|  NO |X|

================================================================================

                           JACKSONVILLE BANCORP, INC.

                                      INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements                                             PAGE
                                                                            ----

     Condensed Consolidated Balance Sheets -
       At September 30, 2002 (unaudited) and At December 31, 2001..............2

     Condensed Consolidated Statements of Operations (Unaudited) -
       Three and Nine Months Ended September 30, 2002 and 2001.................3

     Condensed Consolidated Statements of Stockholders' Equity (Unaudited) -
       Nine Months Ended September 30, 2002 and 2001...........................4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Nine Months Ended September 30, 2002 and 2001...........................5

     Notes to Condensed Consolidated Financial Statements (Unaudited)........6-7

     Review by Independent Certified Public Accountants........................8

     Report on Review by Independent Certified Public Accountants..............9

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.............................................10-14

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK..........15

   ITEM 4. CONTROLS AND PROCEDURES............................................15

PART II. OTHER INFORMATION

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................16

SIGNATURES....................................................................17

CERTIFICATIONS.............................................................18-19

                           JACKSONVILLE BANCORP, INC.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                         September 30,  December 31,
    ASSETS                                                                   2002           2001
                                                                             ----           ----
                                                                          (Unaudited)
Cash and due from banks ................................................   $   3,853         5,174
Federal funds sold .....................................................         354           114
                                                                           ---------     ---------

              Total cash and cash equivalents ..........................       4,207         5,288

Securities available for sale ..........................................      11,664         7,482
Securities held to maturity ............................................          50            50
Loans, net of allowance for loan losses of $999 in 2002 and $657 in 2001      98,918        68,134
Accrued interest receivable ............................................         606           459
Premises and equipment, net ............................................       3,185         3,304
Federal Home Loan Bank stock, at cost ..................................         132            63
Deferred income taxes ..................................................       1,153         1,437
Other assets ...........................................................         204           261
                                                                           ---------     ---------

              Total assets .............................................   $ 120,119        86,478
                                                                           =========     =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits ................................      15,301        14,190
    Money market, NOW and savings deposits .............................      25,768        23,910
    Time deposits ......................................................      66,341        37,519
                                                                           ---------     ---------

              Total deposits ...........................................     107,410        75,619

    Federal funds purchased ............................................        --           1,250
    Other borrowings ...................................................        --           2,110
    Other liabilities ..................................................         418           202
                                                                           ---------     ---------

              Total liabilities ........................................     107,828        79,181
                                                                           ---------     ---------

Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares authorized,
         none issued or outstanding ....................................        --            --
    Common stock, $.01 par value; 8,000,000 shares authorized,
         1,467,066 and 1,017,066 shares issued and outstanding .........          15            10
    Additional paid-in capital .........................................      14,230         9,705
    Accumulated deficit ................................................      (2,054)       (2,377)
    Accumulated other comprehensive income (loss) ......................         100           (41)
                                                                           ---------     ---------

              Total stockholders' equity ...............................      12,291         7,297
                                                                           ---------     ---------

              Total liabilities and stockholders' equity ...............   $ 120,119        86,478
                                                                           =========     =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                            -----------------------    -----------------------
                                                               2002         2001          2002         2001
                                                            ----------   ----------    ----------   ----------
Interest income:
    Loans ...............................................   $    1,622          995         4,326        2,712
    Securities ..........................................          182          100           464          226
    Other interest-earning assets .......................           12           13            29           74
                                                            ----------   ----------    ----------   ----------

            Total interest income .......................        1,816        1,108         4,819        3,012
                                                            ----------   ----------    ----------   ----------

Interest expense:
    Deposits ............................................          757          545         2,030        1,472
    Other borrowings ....................................         --              4             3           10
                                                            ----------   ----------    ----------   ----------

            Total interest expense ......................          757          549         2,033        1,482
                                                            ----------   ----------    ----------   ----------

            Net interest income .........................        1,059          559         2,786        1,530

Provision for loan losses ...............................           97           87           342          190
                                                            ----------   ----------    ----------   ----------

            Net interest income after provision for
              loan losses ...............................          962          472         2,444        1,340
                                                            ----------   ----------    ----------   ----------

Noninterest income:
    Service charges on deposit accounts .................          115           77           327          202
    Other ...............................................           38           38            96          112
                                                            ----------   ----------    ----------   ----------

            Total noninterest income ....................          153          115           423          314
                                                            ----------   ----------    ----------   ----------

Noninterest expense:
    Salaries and employee benefits ......................          398          325         1,147          993
    Occupancy expense ...................................          164          126           436          389
    Telephone ...........................................           16           13            53           40
    Professional fees ...................................           49           17           115           59
    Data processing .....................................          102           95           305          267
    Printing and office supplies ........................           13           12            54           41
    Advertising .........................................           19            6            55           17
    Postage, courier, and freight .......................           20           15            58           40
    Other ...............................................           43           29           122          125
                                                            ----------   ----------    ----------   ----------

            Total noninterest expense ...................          824          638         2,345        1,971
                                                            ----------   ----------    ----------   ----------

Earnings (loss) before income taxes (benefit) ...........          291          (51)          522         (317)

            Income taxes (benefit) ......................          112          (19)          199         (119)
                                                            ----------   ----------    ----------   ----------

Net earnings (loss) .....................................   $      179          (32)          323         (198)
                                                            ==========   ==========    ==========   ==========

Basic earnings (loss) per share .........................   $      .12         (.03)          .25         (.19)
                                                            ==========   ==========    ==========   ==========

Weighted-average number of shares outstanding for basic .    1,467,066    1,017,066     1,291,605    1,017,066
                                                            ==========   ==========    ==========   ==========

Diluted earnings (loss) per share .......................   $      .12         (.03)         . 25         (.19)
                                                            ==========   ==========    ==========   ==========

Weighted-average number of shares outstanding for diluted    1,478,264    1,017,066     1,294,181    1,017,066
                                                            ==========   ==========    ==========   ==========

Dividends per share .....................................         --           --            --           --
                                                            ==========   ==========    ==========   ==========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (DOLLARS IN THOUSANDS)

                                                                                                           ACCUMULATED
                                                                                                              OTHER
                                                                                                             COMPRE-
                                        PREFERRED STOCK      COMMON STOCK          ADDITIONAL                 HENSIVE     TOTAL
                                        ---------------    ------------------        PAID-IN   ACCUMULATED    INCOME   STOCKHOLDERS'
                                        SHARES   AMOUNT    SHARES      AMOUNT        CAPITAL     DEFICIT      (LOSS)      EQUITY
                                        ------   ------    ------      ------        -------     -------      ------      ------
Balance at December 31, 2000 .....        --      $--     1,017,066     $  10         9,705      (2,179)           3        7,539
                                                                                                                           ------
Comprehensive income (loss):
    Net loss (unaudited) .........        --       --          --        --            --          (198)         --          (198)

    Net change in unrealized
      gain on securities
      available for sale, net of
      income tax of $22
      (unaudited) ................        --       --          --        --            --          --             37           37
                                                                                                                           ------
    Comprehensive income
      (loss) (unaudited) .........                                                                                           (161)
                                         ---      ---     ---------     -----        ------      -------         ---       ------
Balance at September 30, 2001
    (unaudited) ..................        --      $--     1,017,066     $  10         9,705      (2,377)          40        7,378
                                         ===      ===     =========     =====        ======      ======          ===       ======

Balance at December 31, 2001 .....        --      $--     1,017,066     $  10         9,705      (2,377)         (41)       7,297
                                                                                                                           ------

Net earnings (unaudited) .........        --       --          --        --            --           323          --           323

Comprehensive income:
    Net change in unrealized
      gain on securities available
      for sale, net of income
      tax of $85 (unaudited) .....        --       --          --        --            --          --            141          141
                                                                                                                           ------
    Comprehensive income
      (unaudited) ................                                                                                            464

Proceeds from the sale of
    common stock, net of
    offering costs of $195
    (unaudited) ..................        --       --       450,000         5         4,525        --            --         4,530
                                         ---      ---     ---------     -----        ------      -------         ---       ------
Balance at September 30, 2002
    (unaudited) ..................        --      $--     1,467,066     $  15        14,230      (2,054)         100       12,291
                                         ===      ===     =========     =====        ======      ======          ===       ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                                                   NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                   2002        2001
                                                                                 --------    --------
Cash flows from operating activities:
    Net earnings (loss) ......................................................   $    323        (198)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization ........................................        209         206
        Provision for loan losses ............................................        342         190
        Deferred income taxes (credit) .......................................        199        (119)
        Increase in accrued interest receivable and
            other assets .....................................................        (90)       (206)
        Increase in other liabilities ........................................        216          89
                                                                                 --------    --------

                Net cash provided by (used in) operating activities ..........      1,199         (38)
                                                                                 --------    --------

Cash flows from investing activities:
    Purchases of securities available for sale ...............................     (6,976)     (6,180)
    Calls of securities available for sale ...................................      2,430       2,000
    Principal repayments on securities available for sale ....................        590         552
    Purchase of Federal Home Loan Bank stock .................................        (69)        (26)
    Net increase in loans ....................................................    (31,126)    (19,567)
    Net purchases of premises and equipment ..................................        (90)        (22)
                                                                                 --------    --------

                Net cash used in investing activities ........................    (35,241)    (23,243)
                                                                                 --------    --------

Cash flows from financing activities:
    Net increase in deposits .................................................     31,791      22,301
    Net decrease in other borrowings .........................................     (2,110)       --
    Proceeds from sale of common stock, net of offering costs ................      4,530        --
    Net (decrease) increase in federal funds purchased .......................     (1,250)      1,250
                                                                                 --------    --------

                Net cash provided by financing activities ....................     32,961      23,551
                                                                                 --------    --------

Net (decrease) increase in cash and cash equivalents .........................     (1,081)        270

Cash and cash equivalents at beginning of period .............................      5,288       2,385
                                                                                 --------    --------

Cash and cash equivalents at end of period ...................................   $  4,207       2,655
                                                                                 ========    ========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest .............................................................   $  1,995       1,426
                                                                                 ========    ========

        Income taxes .........................................................   $   --          --
                                                                                 ========    ========

    Noncash transaction:
        Accumulated other comprehensive income (loss), change in
            unrealized gain on securities available for sale, net of tax .....   $    141          37
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

     In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2002, the results of operations for the three- and nine-month periods ended September 30, 2002 and 2001, and cash flows for the nine-month periods ended September 30, 2002 and 2001. The results of operations for the three- and nine- months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

     BASIS OF PRESENTATION. The accompanying condensed consolidated financial statements of the Company include the accounts of Jacksonville Bancorp, the Bank and the Insurance Agency (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) LOAN IMPAIRMENT AND LOAN LOSSES. No loans were identified as impaired during the three or nine months ended September 30, 2002 or 2001.

     An analysis of the change in the allowance for loan losses follows (in thousands):

                                          THREE MONTHS ENDED   NINE MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                             --------------      --------------
                                             2002      2001      2002      2001
                                             ----      ----      ----      ----

Balance at beginning of period .........     $902       447       657       344
Provision for loan losses ..............       97        87       342       190
                                             ----      ----      ----      ----

Balance at end of period ...............     $999       534       999       534
                                             ====      ====      ====      ====

                                                                     (continued)

                           JACKSONVILLE BANCORP, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(3) EARNINGS (LOSS) PER SHARE. Basic earnings (loss) per share has been computed on the basis of the weighted-average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted-average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. Such options were antidilutive for the three and nine months ended September 30, 2001. The following table presents the calculations of earnings per share (dollars in thousands, except per share amounts):

                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                          SEPTEMBER 30, 2002                  SEPTEMBER 30, 2002
                                   ---------------------------------  ------------------------------------
                                               WEIGHTED-                           WEIGHTED-
                                                AVERAGE    PER SHARE                AVERAGE      PER SHARE
                                   EARNINGS     SHARES      AMOUNT    EARNINGS      SHARES        AMOUNT
                                   --------     ------      ------    --------      ------        ------
Basic earnings per share:
     Net earnings available to
        common stockholders......   $ 179      1,467,066     $ .12     $ 323       1,291,605     $ .25
                                                             =====                               ======

Effect of dilutive securities:
     Incremental shares from
        assumed exercise of
        options..................                 11,198                               2,576
                                               ---------                           ---------

Diluted earnings per share:
     Net earnings available to
        common stockholders and
        assumed conversion.......   $ 179      1,478,264     $ .12     $ 323       1,294,181     $ .25
                                    =====      =========     =====     =====       =========     =====

(4) REGULATORY MATTERS. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at September 30, 2002, of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                           REGULATORY
                                                                 ACTUAL    REQUIREMENT
                                                                 ------    -----------
Total capital to risk-weighted assets ........................  11.77%        8.00%
Tier 1 capital to risk-weighted assets .......................  10.80%        4.00%
Tier 1 capital to average assets - leverage ratio.............   9.54%        4.00%

                           JACKSONVILLE BANCORP, INC.

               REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Hacker, Johnson & Smith PA, the Company's independent certified public accountants, have made a limited review of the financial data as of September 30, 2002, and for the three- and nine-month periods ended September 30, 2002 and 2001 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors
Jacksonville Bancorp, Inc.
Jacksonville, Florida:

     We have reviewed the accompanying condensed consolidated balance sheet of Jacksonville Bancorp, Inc. and Subsidiary (the "Company") as of September 30, 2002, and the related condensed consolidated statements of operations for the three- and nine-month periods ended September 30, 2002 and 2001 and the related condensed consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


HACKER, JOHNSON & SMITH PA
Tampa, Florida
October 30, 2002

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of cash during the nine months ended September 30, 2002 were the net increase in deposits of $31.8 million, calls of securities available for sale of approximately $2.4 million, and the sale of common stock totaling approximately $4.5 million, net of offering costs. During the nine months ended September 30, 2002, cash was used to originate loans, net of repayments, of $31.1 million, purchase securities totaling approximately $7.0 million, and to repay other borrowings and federal funds purchased totaling approximately $3.4 million. The Company had unfunded loan commitments of $19.6 million and time deposits of $41.1 million maturing in one year or less at September 30, 2002. The Company exceeded its regulatory liquidity requirements at September 30, 2002.

                           JACKSONVILLE BANCORP, INC.

RESULTS OF OPERATIONS

The operating results of the Company depend primarily on its net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition, the Company's net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of its noninterest income, and its noninterest expenses, such as salaries and employee benefits, and occupancy and equipment costs.

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

                                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                                      -----------------------------------------------------------------
                                                                    2002                              2001
                                                      --------------------------------    -----------------------------
                                                                  INTEREST     AVERAGE               INTEREST   AVERAGE
                                                       AVERAGE       AND       YIELD/     AVERAGE       AND     YIELD/
                                                       BALANCE    DIVIDENDS     RATE      BALANCE    DIVIDENDS   RATE
                                                       -------    ---------     ----      -------    ---------   ----
                                                                          (Dollars in thousands)
Interest-earning assets:
     Loans ........................................   $ 95,248      1,622     6.76%     $ 48,771          995      8.09%
     Securities ...................................     10,571        182     6.84         6,121          100      6.48
     Other interest-earning assets (1) ............      2,706         12     1.67         1,530           13      3.37
                                                      --------     ------               --------       ------
         Total interest-earning assets ............    108,525      1,816     6.64        56,422        1,108      7.79
                                                                   ------                              ------
Noninterest-earning assets ........................      8,428                             8,746
                                                      --------                          --------

         Total assets .............................   $116,953                          $ 65,168
                                                      ========                          ========

Interest-bearing liabilities:
     Savings and NOW deposits .....................     22,341        137     2.43        19,671          171      3.45
     Money market deposits ........................      3,818         20     2.08         1,822           16      3.48
     Time deposits ................................     64,326        600     3.70        23,983          358      5.92
     Other borrowings .............................         51       --         --           461            4      3.44
                                                      --------     ------               --------       ------

         Total interest-bearing liabilities .......     90,536        757     3.31        45,937          549      4.74
                                                                   ------                              ------

Noninterest-bearing liabilities ...................     14,213                            11,877
Stockholders' equity ..............................     12,204                             7,354
                                                      --------                           -------

         Total liabilities and stockholders' equity   $116,953                           $65,168
                                                      ========                           =======

Net interest/dividend income ......................                $1,059                              $  559
                                                                   ======                              ======
Interest rate spread (2) ..........................                             3.33%                              3.05%
                                                                                ====                            =======
Net interest margin (3) ...........................                             3.87%                              3.93%
                                                                                ====                            =======
Ratio of average interest-earning assets to
     average interest-bearing liabilities .........       1.20                              1.23
                                                      ========                           =======

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

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                      -----------------------------------------------------------------
                                                                    2002                              2001
                                                      --------------------------------    -----------------------------
                                                                  INTEREST     AVERAGE               INTEREST   AVERAGE
                                                       AVERAGE       AND       YIELD/     AVERAGE       AND     YIELD/
                                                       BALANCE    DIVIDENDS     RATE      BALANCE    DIVIDENDS   RATE
                                                       -------    ---------     ----      -------    ---------   ----
                                                                          (Dollars in thousands)
Interest-earning assets:
     Loans.........................................   $ 84,380      4,326       6.85%    $41,952       2,712      8.64%
     Securities....................................      9,383        464       6.61       4,621         226      6.54
     Other interest-earning assets (1).............      2,102         29       1.84       2,041          74      4.85
                                                      --------     ------                -------      ------

         Total interest-earning assets.............     95,865      4,819       6.72      48,614       3,012      8.28
                                                                   ------                             ------

Noninterest-earning assets.........................      9,430                             8,519
                                                      --------                           -------

         Total assets..............................   $105,295                           $57,133
                                                      ========                           =======

Interest-bearing liabilities:
     Savings and NOW deposits......................     21,963        416       2.53      17,839         496      3.72
     Money market deposits.........................      3,295         54       2.19       1,763          44      3.34
     Time deposits.................................     55,135      1,560       3.78      19,441         932      6.41
     Other borrowings..............................        179          3       2.24         310          10      4.31
                                                      --------     ------                -------      ------

         Total interest-bearing liabilities........     80,572      2,033       3.37      39,353       1,482      5.03
                                                                   ------                             ------

Noninterest-bearing liabilities....................     14,478                            10,321
Stockholders' equity...............................     10,245                            7,459
                                                       -------                           -------

         Total liabilities and
           stockholders' equity....................   $105,295                           $57,133
                                                      ========                           =======

Net interest/dividend income.......................                $2,786                             $1,530
                                                                   ======                             ======

Interest rate spread (2)...........................                             3.35%                             3.25%
                                                                                ====                              ====

Net interest margin (3)............................                             3.89%                             4.21%
                                                                                ====                              ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities..........       1.19                              1.24
                                                      ========                           =======

----------
1)   Includes federal funds sold.
2) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
3) Net interest margin is net interest income divided by average interest-earning assets.

                           JACKSONVILLE BANCORP, INC.

COMPARISON OF THE THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

     GENERAL. Net earnings for the three months ended September 30, 2002, was $179,000 or $.12 per basic and diluted share compared to a net loss of $32,000 or $.03 per basic and diluted share for 2001.

     INTEREST INCOME. Interest income was $1,816,000 for the three months ended
        September 30, 2002, compared to $1,108,000 for the three months ended September 30, 2001. Interest income earned on loans increased to $1,622,000 for the three months ended September 30, 2002, from $995,000 for the three months ended September 30, 2001, due to an increase in the average loan portfolio balance to $95.2 million for the three months ended September 30, 2002 compared to $48.8 million for the three months ended September 30, 2001. This increase was partially offset by a decrease in the average yield earned to 6.76% in 2002 from 8.09% in 2001. Interest on securities increased to $182,000 for the three months ended September 30, 2002, from $100,000 for the three months ended September 30, 2001, due primarily to an increase in the average investment portfolio balance.

     INTEREST EXPENSE. Interest expense on interest-bearing liabilities increased to $757,000 for the three months ended September 30, 2002, from $545,000 for the three months ended September 30, 2001, due to an increase in average interest-bearing liabilities to $90.5 million for the three months ended September 30, 2002, from $45.9 million for the three months ended September 30, 2001. The increase was partially offset by a decrease in the average rate paid on interest-bearing liabilities to 3.31% for the three months ended September 30, 2002 from 4.74% for the three months ended September 30, 2001.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $97,000 for the three month period ended September 30, 2002, compared to $87,000 for the same period in 2001. The allowance for loan losses was $999,000 at September 30, 2002, which management believes is adequate.

     NONINTEREST INCOME. Noninterest income was $153,000 for the three months ended September 30, 2002, compared to $115,000 for the 2001 period. Service charges on deposit accounts totaled $115,000 in 2002, up from $77,000 in 2001, due to an increase in the average number of deposit accounts.

     NONINTEREST EXPENSE. Noninterest expense increased to $824,000 for the three months ended September 30, 2002, from $638,000 for the three months ended September 30, 2001. Salaries and employee benefits was the largest noninterest expense increasing from $325,000 during the three months ended September 30, 2001, to $398,000 for the 2002 period. In addition, professional fees increased from $17,000 for the three months ended September 30, 2001, to $49,000 for the 2002 period. The increase in total noninterest expenses relates to the overall growth of the Company.

     INCOME TAXES (BENEFIT). The income taxes for the three months ended
        September 30, 2002, were $112,000 (an effective rate of 38.5%) compared to an income tax benefit of $19,000 for the three months ended September 30, 2001 (an effective tax rate of 37.3%). The Company recognized an income tax benefit as well as a deferred tax asset in 2001 because management believes it is more likely than not the Company will be able to generate taxable income in the future to realize those amounts.

                           JACKSONVILLE BANCORP, INC.

COMPARISON OF THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001

     GENERAL. Net earnings for the nine months ended September 30, 2002, was $323,000 or $.25 per basic and diluted share compared to a net loss of $198,000 or $.19 per basic and diluted share for 2001.

     INTEREST INCOME. Interest income was $4,819,000 for the nine months ended
        September 30, 2002, compared to $3,012,000 for the nine months ended September 30, 2001. Interest income earned on loans increased to $4,326,000 for the nine months ended September 30, 2002, from $2,712,000 for the nine months ended September 30, 2001, due to an increase in the average loan portfolio balance to $84.4 million for the nine months ended September 30, 2002 compared to $42.0 million for the nine months ended September 30, 2001. This increase was partially offset by a decrease in the average yield earned to 6.85% in 2002 from 8.64% in 2001. Interest on securities increased to $464,000 for the nine months ended September 30, 2002, from $226,000 for the nine months ended September 30, 2001, due primarily to an increase in the average investment portfolio balance.

     INTEREST EXPENSE. Interest expense on interest-bearing liabilities increased to $2,033,000 for the nine months ended September 30, 2002, from $1,482,000 for the nine months ended September 30, 2001, due to an increase in average interest-bearing liabilities to $80.6 million for the nine months ended September 30, 2002, from $39.4 million for the nine months ended September 30, 2001. The increase was partially offset by a decrease in the average rate paid on interest-bearing liabilities to 3.37% for the nine months ended September 30, 2002, from 5.03% for the nine months ended September 30, 2001.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to operations to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $342,000 for the nine month period ended September 30, 2002, compared to $190,000 for the same period in 2001. The allowance for loan losses was $999,000 at September 30, 2002, which management believes is adequate.

     NONINTEREST INCOME. Noninterest income was $423,000 for the nine months ended September 30, 2002, compared to $314,000 for the 2001 period. Service charges on deposit accounts totaled $327,000 in 2002, up from $202,000 in 2001, due to an increase in the average number of deposit accounts.

     NONINTEREST EXPENSE. Noninterest expense increased to $2,345,000 for the nine months ended September 30, 2002, from $1,971,000 for the nine months ended September 30, 2001. Salaries and employee benefits was the largest noninterest expense increasing from $993,000 during the nine months ended September 30, 2001, to $1,147,000 for the 2002 period. In addition, data processing expense increased from $267,000 for the nine months ended September 30, 2001, to $305,000 for the 2002 period. The increase in total noninterest expenses relates to the overall growth of the Company.

     INCOME TAXES (BENEFIT). The income taxes for the nine months ended
        September 30, 2002, were $199,000 (an effective rate of 38.1%) compared to an income tax benefit of $119,000 for the nine months ended September 30, 2001 (an effective tax rate of 37.5%). The Company recognized an income tax benefit as well as a deferred tax asset in 2001 because management believes it is more likely than not the Company will be able to generate taxable income in the future to realize those amounts.

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

ITEM 4. CONTROLS AND PROCEDURES

a. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

b. CHANGES IN INTERNAL CONTROLS. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.

                           JACKSONVILLE BANCORP, INC.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part, and are hereby incorporated by reference from the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815. The exhibit marked by a double asterisk (**) was previously filed as a part of the June 30, 1999 Form 10-QSB filed with the Securities and Exchange Commission on August 13, 1999. The exhibit marked by a triple asterisk (***) was previously filed as part of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 9, 1999. (****) The exhibits marked by four asterisks (****) were previously filed as part of the June 30, 2002 Form 10-QSB filed with the Securities Exchange Commission on August 14, 2002.

     EXHIBIT NO.    DESCRIPTION OF EXHIBIT
     -----------    ----------------------

       *    3.1     Articles of Incorporation of the Company
       **** 3.2     Amended Bylaws of the Company
       *    4.1     Specimen Common Stock Certificate
       ***  10.1    Stock Option Plan
       **** 10.2    Amendment to Stock Option Plan
       *    10.3    Servicing Agreement with M&I Data Services
       **   10.4    Employment Contract for Gilbert J. Pomar, III
            99.1    CEO Certification required under Section 906 of
                    Sarbanes-Oxley Act of 2002
            99.2    CFO Certification required under Section 906 of
                    Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. During the three months ended September 30, 2002, no Form 8-K was filed by the Company.

                           JACKSONVILLE BANCORP, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JACKSONVILLE BANCORP, INC.
                                           (Registrant)


Date:  November 14, 2002                By:  /s/ Gilbert J. Pomar, III
      -----------------------------         ------------------------------------
                                            Gilbert J. Pomar, III, President and
                                              Chief Executive Officer


Date:  November 14, 2002                By:  /s/ Cheryl L. Whalen
      -----------------------------         ------------------------------------
                                            Cheryl L. Whalen, Executive Vice
                                              President and
                                              Chief Financial Officer

                                 CERTIFICATIONS

I, Gilbert J. Pomar, III, certify, that:

1. I have reviewed this quarterly report on Form 10-QSB of Jacksonville Bancorp, Inc.;

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                 By: /s/ Gilbert J. Pomar, III
      -----------------------------        -------------------------------------
                                           Gilbert J. Pomar, III, President and
                                             Chief Executive Officer

I, Cheryl L. Whalen, certify, that:

1. I have reviewed this quarterly report on Form 10-QSB of Jacksonville Bancorp, Inc.;

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                 By:  /s/ Cheryl L. Whalen
     ------------------------------        -------------------------------------
                                           Cheryl L. Whalen, Executive Vice
                                              President and Chief Financial
                                              Officer