Form 10KSB
period 2002-12-31
JACKSONVILLE BANCORP INC /FL/
filed 2003-04-01
CIK 1071264

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

|_| TRANSMISSION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NO. 000-30248

                           JACKSONVILLE BANCORP, INC.
                           --------------------------
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

                                 Yes |X| No |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Issuer's revenues for its most recent fiscal year: $7,279,000

The aggregate market value, calculated on the basis of the closing price of such stock on the NASDAQ SmallCap Market, of the voting stock held by nonaffiliates of the registrant at December 31, 2002, was approximately $11,981,728.

There were 1,467,066 shares of common stock outstanding at March 21, 2003.

Documents incorporated by reference: The Registrant's 2003 Annual Meeting Proxy Statement is incorporated by reference in this report in Part III. The Company will file its definitive Proxy Statement with the Commission prior to April 30, 2003.

Transitional Small Business Disclosure Format? Yes |_|  No |X|

TABLE OF CONTENTS

      Description                                                           Page
--------------------------------------------------------------------------------
      PART I

      Item 1.     Description of Business......................................1
                       Forward-Looking Statements..............................1
                       General.................................................1
                       Regulation and Supervision..............................2
                       Market Area and Competition.............................4
                       Deposits................................................4
                       Loan Portfolio..........................................4
                       Investments.............................................5
                       Employees...............................................5
                       Executive Officers of the Registrant....................5
                       Data Processing.........................................5

      Item 2.     Description of Properties....................................5

      Item 3.     Legal Proceedings............................................6

      Item 4.     Submission of Matters to a Vote of Security Holders..........6

--------------------------------------------------------------------------------

      PART II

      Item 5.     Market for Common Equity and Related Stockholder Matters ....6

      Item 6.     Management's Discussion and Analysis.........................7

      Item 7.     Financial Statements........................................17

      Item 8.     Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure.........................35

--------------------------------------------------------------------------------

      PART III

      Item 9.     Directors, Executive Officers, Promoters and Control
                  Persons; Compliance with Section 16(A) of the Exchange Act..35

      Item 10.    Executive Compensation......................................35

      Item 11.    Security Ownership of Certain Beneficial Owners and
                  Management .................................................35

      Item 12.    Certain Relationships and Related Transactions..............35

      Item 13.    Exhibits and Reports on Form 8-K............................35

      Item 14.    Controls and Procedures.....................................36

                  Signatures..................................................37

                                     PART I

Unless the context requires otherwise, references in this report to "we", "us", or "our" refer to Jacksonville Bancorp, Inc., its wholly owned subsidiary, The Jacksonville Bank, and the Bank's wholly owned subsidiary, Fountain Financial, Inc., on a consolidated basis. References to the "Company" denote Jacksonville Bancorp, Inc., and The Jacksonville Bank is referred to as the "Bank".

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

                           FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements related to our future results, including certain projections and business trends. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive, and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words "estimate", "project", "anticipate", "intend", "believe", "expect", and similar expressions, are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by these statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans and may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives, or other plans.

These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors. The risks, uncertainties, and other factors affecting actual results include, but are not limited to, those discussed below and in other filings with the Securities and Exchange Commission:

      o our relatively limited operating history, which makes it more difficult to predict results and potentially increases financial sensitivity to economic changes;

      o economic and political conditions, specifically in North Florida where we focus our operations;

      o competitive circumstances in banking markets, specifically in Florida and Jacksonville;

      o changes in legislation, bank regulation, and governmental monetary policies, which could affect the banking industry as a whole, and us specifically;

      o our ability to attract and retain talented and experienced senior management and employees;

      o maintaining capital sufficient to support expansion and growth plans in a timely manner;

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

                                     GENERAL

We were incorporated under the laws of the State of Florida on October 24, 1997, for the purpose of organizing the Bank. Our only business is the ownership and operation of the Bank, and its fiscal year ends December 31. The Bank is a Florida state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank opened for business on May 28, 1999, and provides community banking services to businesses and individuals in Jacksonville, Florida.

We offer a variety of competitive banking services, including Internet banking. In order to compete with the financial institutions in the market, we use our independent status to the fullest extent. This includes an emphasis on specialized services for the small business owner and professional and personal contacts by our officers, directors, and employees. Loan participations are arranged for customers whose loan demands exceed legal lending limits. Our product lines include personal and business online banking and sweep accounts tied to Goldman Sachs proprietary funds, in addition to our traditional banking products. In 2002, we began offering standard mortgage products with various long-term fixed rate alternatives, pursuant to an agreement with PHH Mortgage Services. Furthermore, through our subsidiary, Fountain Financial, Inc., and our marketing agreement with New England Financial (an affiliate of MetLife), we are able to meet the investment and insurance needs of our customers.

Substantial consolidation of the Florida banking market has occurred since the early 1980's. According to the FDIC, the number of commercial banking entities operating in Florida declined from approximately 550 as of December 31, 1980, to approximately 265 as of December 31, 2000, or over 50% in the 20 year period. We believe Florida has been particularly attractive to regional bank holding companies because it is the fourth largest state in the country in terms of total population (approximately 16 million) and is the third fastest growing state in the country (23.5% from 1990 to 2000). As more out-of-state bank holding companies enter the Florida market, we believe that the number of depository institutions headquartered and operating in Florida will continue to decline. Our marketing program is directed primarily toward the advantages of local ownership and management, as well as fiscal responsibility, personal service, and customer relationships. We also focus on small- and medium-size businesses, professional firms, and active affluent consumers. Particular emphasis is placed on building personal face-to-face relationships. Our management and business development teams have extensive experience with individuals and companies within these targeted market segments in the Jacksonville area. Based on our experience, we believe that we have been and will continue to be effective in gaining market share in a banking environment generally characterized by a high level of customer discontent.

                           REGULATION AND SUPERVISION

We operate in a highly regulated environment, where statutes, regulations, and administrative policies govern our business activities. We are supervised by, examined by, and submit reports to, a number of regulatory agencies, including the Federal Reserve Board, the FDIC, and the Florida Department of Banking and Finance (Florida DBF).

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

At one time, a bank holding company was generally prohibited from acquiring control of any company which was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. In April 1997, the Federal Reserve Board revised and expanded the list of permissible non-banking activities in which a bank holding company could engage; however, limitations continue to exist under certain laws and regulations. The Gramm-Leach-Bliley Act ("GLB Act") repeals certain regulations pertaining to bank holding companies and eliminates many of the previous prohibitions. Specifically, Title I of the Gramm-Leach-Bliley Act repeals Sections 20 and 32 of the Glass-Steagall Act and is intended to facilitate affiliations among banks, securities firms, insurance firms, and other financial companies. To further this goal, the GLB Act amends Section 4 of the BHC Act to authorize bank holding companies that qualify as "financial holding companies" to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. The activities of bank holding companies that are not financial holding companies continue to be limited to activities authorized under the BHC Act, such as activities that the Federal Reserve Board previously has determined to be closely related to banking and permissible for bank holding companies.

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

While not its only source of income, the primary source of the Company's income is expected to be dividends from the Bank. A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank's capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows. Twenty percent of the net profits in the preceding two year period may not be paid in dividends, but must be retained to increase capital surplus until such surplus equals the amount of capital stock issued and outstanding. In addition, no bank may pay a dividend at any time that the total of net income for the current year when combined with retained net income from the preceding two years produces a loss. The future ability of the Bank to pay dividends to the Company will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

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

We are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC. Both the Federal Reserve Board and the FDIC have established risk based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC's risk based capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar) provide that banking organizations must have minimum capital equivalent to 8% of risk weighted assets to be considered adequately capitalized. The risk weights assigned to assets are based primarily on the perceived levels of risk to capital. For example, securities with an unconditional guarantee by the United States government are assigned the lowest risk weighting. A risk weight of 50% is assigned to loans secured by owner-occupied one-to-four family residential properties. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk weighted assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") created and defined five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized), which are used to determine the nature of any corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes undercapitalized must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, an entity controlling a bank (i.e., the holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of 5% of the institution's total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with all capital standards. Further, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. Undercapitalized institutions also will be restricted from paying management fees, dividends, and other capital distributions, will be subject to certain asset growth restrictions, and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

The FDICIA also required each federal banking agency to prescribe, and the Federal Reserve Board and the FDIC have adopted, for all insured depository institutions and their holding companies, safety and soundness standards relating to such items as: internal controls, information and audit systems, asset quality, loan documentation, classified assets, credit underwriting, interest rate risk exposure, asset growth, earnings, compensation, fees and benefits, valuation of publicly traded shares and such other operational and managerial standards as the agency deems appropriate. Finally, each federal banking agency was required to prescribe standards for employment contracts and other compensation arrangements with executive officers, employees, directors, and principal stockholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss. If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement a plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until corrected, may impose further restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA. Both the capital standards and the safety and soundness standards which the FDICIA implements were designed to bolster and protect the deposit insurance fund.

In response to the directives issued under the FDICIA, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of five established capital categories. The following table reflects these capital thresholds:

                                      TOTAL RISK BASED      TIER 1 RISK BASED          TIER 1
                                        CAPITAL RATIO         CAPITAL RATIO        LEVERAGE RATIO
                                        -------------         -------------        --------------
Well capitalized (1)                    10%                    6%                   5%
Adequately capitalized (1)              8%                     4%                   4% (2)
Undercapitalized (3)                    Less than 8%           Less than 4%         Less than 4%
Significantly undercapitalized          Less than 6%           Less than 3%         Less than 3%
Critically undercapitalized             --                     --                   Less than 2%

(1)   An institution must meet all three minimums.
(2) 3% for composite 1 rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the adequately capitalized level for any of the three capital measures.

Under these capital categories, the Bank is classified as well capitalized. At December 31, 2002, the Bank's total risk-based capital and Tier 1 ratios were 11.11% and 10.14%, respectively.

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

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and by the various bank regulatory agencies. Accordingly, the scope of regulation and permissible activities of the Company and the Bank are subject to change by future federal and state legislation or regulation.

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

Financial institutions primarily compete with one another for deposits. In turn, a bank's deposit base directly affects such bank's loan activities and general growth. Primary competitive factors include interest rates on deposits and loans, service charges on deposit accounts, the availability of unique financial services products, a high level of personal service, and personal relationships between our officers and customers. We compete with financial institutions that have greater resources, and that may be able to offer more services, unique services, or possibly better terms to their customers. We believe, however, that we will be able to continue to attract sufficient deposits to effectively compete with other area financial institutions.

We are in competition with existing area financial institutions, including commercial banks and savings institutions, insurance companies, consumer finance companies, brokerage houses, mortgage banking companies, credit unions, and other business entities which target traditional banking markets. We face increased competition due to the GLB Act, discussed under REGULATION AND SUPERVISION, which allows insurance firms, securities firms, and other non-traditional financial companies to provide traditional banking services. Due to the growth of the Jacksonville area, it can be anticipated that significant competition will continue from existing financial services providers, as well as new entrants to the market.

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

      o approve loans above an aggregate amount of $500,000 to any entity and/or related interests;

      o monitor overall loan quality through review of information relative to all new loans;

      o     approve lending authority for individual officers;

      o     monitor our loan review systems; and

      o     review the adequacy of the loan loss reserve.

The board of directors realizes that occasionally loans need to be made which fall outside the typical policy guidelines. Consequently, the Chief Executive Officer has the authority to make certain policy exceptions on loans up to $500,000. Policy exceptions on loans greater than $500,000 must be approved by the Directors' Loan Committee, and the full board of directors reviews reports of all loans and policy exceptions at its regular meetings. Both internal and external independent auditors also evaluate the quality of loans, and determine if loans are originated in accordance with the guidelines established by the board of directors.

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

                                    EMPLOYEES

As of December 31, 2002, we had 28 employees, 26 of whom were full time.

                      Executive Officers of the Registrant

The following, in addition to Mr. Pomar who serves as a director, are our executive officers:
                              Positions Held and Principal Occupations
Name                 Age      During the Past Five Years
-----------------    ---      --------------------------------------------------
Scott M. Hall        38       Executive Vice President and Senior Loan Officer
                              of the Bank. Mr. Hall has over 15 years of experience in the financial services industry.
                              Before joining the Bank, he was employed with First Union National Bank in Jacksonville for 8 years as Vice President/Commercial Banking
                              Relationship Manager. His community activities include the Jacksonville Chamber of Commerce and Habitat for Humanity, and he is a member of the Clay County General Government Committee. Mr. Hall is a graduate of the University of North Florida, where he received his Bachelor of Business
                              Administration degree in Finance.

Cheryl L. Whalen     41       Executive Vice President and Chief Financial
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

ITEM 2. DESCRIPTION OF PROPERTIES
---------------------------------

We lease 5,000 square feet of office space for our headquarters in downtown Jacksonville. The five year lease calls for rent of $20.25 per square foot (as of November 2002) including common area maintenance fees, and is subject to annual increases of 4%.

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

ITEM 3. LEGAL PROCEEDINGS
-------------------------

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

PART II
-------

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

Our common stock began trading on the OTC Bulletin Board on September 13, 1999, at $10.50 per share under the symbol JAXB. On October 17, 2002, our stock was approved for listing on the Nasdaq SmallCap Market and began trading under the same symbol on October 23, 2002. The following table shows the high and low sale prices for each quarter of 2001 and 2002.
The prices quoted reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

     Year             Quarter               High                 Low
                      ------              --------             --------
     2001             First               $10.2500             $ 8.6250
                      Second              $10.2000             $ 9.2500
                      Third               $10.0000             $ 9.0000
                      Fourth              $ 9.6000             $ 8.1000
     2002             First               $10.30               $ 8.75
                      Second              $11.05               $ 9.75
                      Third               $11.50               $10.50
                      Fourth              $12.11               $10.50

The total number of holders of record of our common stock as of March 21, 2003, was approximately 215. The common stock closed at $12.51 on that date.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
---------------------------------------------

                             SELECTED FINANCIAL DATA
                             -----------------------
                (Dollars in thousands, except per share figures)

                                                                       At or for the Year Ended December 31,
                                                            ------------------------------------------------------------
                                                               2002            2001            2000             1999
                                                            ----------     -----------      -----------      -----------
Financial Condition Data:

Cash and cash equivalents ..............................    $    4,281     $     5,288      $     2,385      $     1,479
Securities .............................................        12,531           7,532            3,145            2,005
Loans, net .............................................       108,933          68,134           34,183            7,968
All other assets .......................................         5,086           5,524            5,323            3,116
                                                            ----------     -----------      -----------      -----------
    Total assets .......................................    $  130,831     $    86,478      $    45,036      $    14,568
                                                            ==========     ===========      ===========      ===========
Deposit accounts .......................................    $  110,128     $    75,619      $    37,341      $     6,174
Other borrowings .......................................         7,747           3,360               --               --
All other liabilities ..................................           389             202              156              155
Stockholders' equity ...................................        12,567           7,297            7,539            8,239
                                                            ----------     -----------      -----------      -----------
    Total liabilities and stockholders' equity .........    $  130,831     $    86,478      $    45,036      $    14,568
                                                            ==========     ===========      ===========      ===========
Operations Data:

Total interest income ..................................    $    6,699     $     4,273      $     2,052      $       398
Total interest expense .................................         2,763           2,060              889              102
                                                            ----------     -----------      -----------      -----------
    Net interest income ................................         3,936           2,213            1,163              296
Provision for loan losses ..............................           443             343              264               80
                                                            ----------     -----------      -----------      -----------
    Net interest income after provision for loan losses          3,493           1,870              899              216
Noninterest income .....................................           580             458              261               55
Noninterest expense ....................................         3,134           2,645            2,326            2,079
                                                            ----------     -----------      -----------      -----------
    Earnings (loss) before income taxes (benefit) ......           939            (317)          (1,166)          (1,808)
Income taxes (benefit) .................................           355            (119)            (436)            (685)
                                                            ----------     -----------      -----------      -----------
    Net earnings (loss) ................................    $      584     $      (198)     $      (730)     $    (1,123)
                                                            ==========     ===========      ===========      ===========
Per Share Data:

Basic and diluted earnings (loss) per share ............    $     0.44     $     (0.19)     $     (0.72)     $     (1.84)
Total shares outstanding at end of year ................     1,467,066       1,017,066        1,017,066        1,017,066
Book value per share at end of year ....................    $     8.57     $      7.17      $      7.41      $      8.10

Ratios and Other Data:

Return on average assets ...............................          0.53%          (0.32)%          (2.53)%         (12.35)%
Return on average equity ...............................          5.40%          (2.68)%          (9.36)%         (20.26)%
Average equity to average assets .......................          9.85%          11.95%           27.06%           60.96%
Interest rate spread during the period .................          3.37%           3.24%            3.70%            1.46%
Net yield on average interest-earning assets ...........          3.89%           4.11%            5.15%            4.90%
Noninterest expense to average assets ..................          2.86%           4.28%            8.07%           22.87%
Average interest-earning assets to average interest-
    bearing liabilities ................................          1.19            1.22             1.37             3.04
Nonperforming loans and foreclosed real estate as a
    percentage of total assets at end of year ..........            --              --               --               --
Allowance for loan losses as a percentage of total loans
    at end of year .....................................          1.00%           0.96%            1.00%            1.00%
Total number of banking offices ........................             3               3                3                2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

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

                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds. A state-chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts subject to certain restrictions. The reserve may consist of cash on hand, demand deposits due from correspondent banks, other investments, and marketable securities. At December 31, 2002, the Bank exceeded its regulatory liquidity requirements. Please see the additional disclosure on sources of funds under the section hereof entitled DEPOSITS AND OTHER SOURCES OF FUNDS.

Our primary source of cash during 2002 was net deposit inflows of $34.5 million. Cash was used primarily to originate loans and purchase securities. At December 31, 2002, we had outstanding commitments to originate loans totaling $3.9 million and commitments to borrowers for available lines of credit totaling $16.1 million.

                           LOAN PORTFOLIO COMPOSITION

Commercial real estate loans comprise the largest group of loans in our portfolio, amounting to $63.5 million, or 57.7% of the total loan portfolio as of December 31, 2002, increasing from $26.2 million, or 38.0%, at December 31, 2001. Residential real estate loans comprise the second largest group of loans in the portfolio, amounting to $25.8 million or 23.5% of the total loan portfolio at December 31,2002, as compared to $13.6 million or 19.8% at December 31, 2001. As of December 31, 2002, commercial loans amounted to $16.6 million or 15.1% of total loans, which were $25.1 million or 36.5% at December 31, 2001. The following table sets forth the composition of our loan portfolio (dollars in thousands):

                                                                       At December 31,
                               -----------------------------------------------------------------------------------------------------
                                        2002                      2001                     2000                      1999
                               ---------------------       ---------------------    ---------------------      ---------------------
                                  Amount  % of Total          Amount  % of Total       Amount  % of Total         Amount  % of Total
                               ---------  ----------       ---------  ----------    ---------  ----------      ---------  ----------
Commercial ..............      $  16,648       15.1%       $  25,105       36.5%    $  18,078      52.4%       $   2,092       26.0%
Commercial real estate ..         63,520       57.7           26,159       38.0         7,254      21.0            2,613       32.4
Residential real estate .         25,825       23.5           13,595       19.8         5,748      16.7            2,567       31.8
Consumer and other ......          4,057        3.7            3,917        5.7         3,417       9.9              787        9.8
                               ---------      -----        ---------      -----     ---------     -----        ---------      -----
                                 110,050      100.0%          68,776      100.0%       34,497     100.0%           8,059      100.0%
                                              =====                       =====                   =====                       =====
Add (deduct):

Allowance for loan losses         (1,100)                       (657)                    (344)                       (80)
Net deferred (fees) costs            (17)                         15                       30                        (11)
                               ---------                   ---------                ---------                  ---------
Loans, net ..............      $ 108,933                   $  68,134                $  34,183                  $   7,968
                               =========                   =========                =========                  =========

                                   CREDIT RISK

Our primary business is making commercial, real estate, business and consumer loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and credit review procedures to protect us from avoidable credit losses, some losses will inevitably occur. At December 31, 2002, we had nonperforming assets (loans on nonaccrual) of $851,000, of which $728,000 was delinquent ninety days or more. In addition, we charged off no loans in 2002.

The following table presents information regarding the total allowance for loan losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

                                                                               At December 31,
                                          -----------------------------------------------------------------------------------------
                                                  2002                   2001                   2000                   1999
                                          --------------------- ---------------------- ---------------------- ---------------------
                                                   % of Loans             % of Loans             % of Loans             % of Loans
                                          Amount to Total Loans Amount  to Total Loans Amount  to Total Loans Amount  to Total Loans
                                          ------ -------------- ------  -------------- ------  -------------- ------- -------------
Commercial .............................. $  330      15.1%     $  239       36.5%     $   98       52.4%     $   21       26.0%
Commercial real estate ..................    254      57.7         222       38.0          55       21.0          26       32.4
Residential real estate .................    134      23.5          62       19.8          22       16.7          26       31.8
Consumer and other ......................     30       3.7          33        5.7          27        9.9           7        9.8
Unallocated general allowance ...........    352        --         101         --         142         --          --         --
                                          ------     -----      ------      -----      ------      -----      ------      -----
Total allowance for loan losses ......... $1,100     100.0%     $  657      100.0%     $  344      100.0%     $   80      100.0%
                                          ======     =====      ======      =====      ======      =====      ======      =====
Allowance for loan losses as a percentage
   of total loans outstanding ...........   1.00%                 0.96%                  1.00%                  1.00%
                                          ======                ======                 ======                 ======

                           REGULATION AND LEGISLATION

With a state-chartered commercial bank, we are subject to extensive regulation by the Federal Reserve Board, the Florida DBF, and the FDIC. We file reports with these regulatory agencies concerning our activities and financial condition. We also must obtain regulatory approvals prior to entering into certain transactions, such as mergers with or acquisitions of other financial institutions, or other expansion of locations and facilities. Periodic examinations are performed by the regulatory agencies to monitor our compliance with various regulatory requirements.

                         REGULATORY CAPITAL REQUIREMENTS

We are required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders' equity. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and percentages of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). We believe, as of December 31, 2002, that the Bank was well capitalized and meets all capital adequacy requirements to which it is subject. The regulatory minimums to be considered adequately or well capitalized, and the Bank's actual data for the indicated periods are set forth in the table below (dollars in thousands).

                                                                        ADEQUATELY CAPITALIZED      WELL CAPITALIZED
                                                      BANK ACTUAL           MINIMUM CRITERIA        MINIMUM CRITERIA
                                                 --------------------   ----------------------     --------------------
                                                  AMOUNT          %        AMOUNT          %        AMOUNT          %
                                                 --------       -----   ------------      ----     --------       -----
AT DECEMBER 31, 2002:
    Total capital to risk weighted assets ...    $ 12,563       11.11%    $  9,045        8.00%    $ 11,306       10.00%
    Tier 1 capital to risk weighted assets ..      11,463       10.14        4,522        4.00        6,784        6.00
    Tier 1 capital to average assets ........      11,463        9.22        4,971        4.00        6,214        5.00

AT DECEMBER 31, 2001:
    Total capital to risk weighted assets ...    $  7,102        9.80%    $  5,798        8.00%    $  7,247       10.00%
    Tier 1 capital to risk weighted assets ..       6,445        8.89        2,900        4.00        4,350        6.00
    Tier 1 capital to average assets ........       6,445        8.39        3,073        4.00        3,841        5.00

                                   MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in lending and deposit taking activities. To that end, we actively monitor and manage interest rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated, and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 7 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

                                   SECURITIES

The securities portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, and a State of Israel bond. The securities portfolio is categorized as either "held to maturity", "available for sale", or "trading". Securities held to maturity represent those securities which we have the positive intent and ability to hold to maturity. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value, and unrealized gains and losses are excluded from operations and reported in other comprehensive income (loss). Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. During 2002 and 2001 we had no trading securities.

The following table sets forth the amortized costs and fair value of our securities portfolio (dollars in thousands):

                                     AT DECEMBER 31, 2002   AT DECEMBER 31, 2001
                                    ---------------------  ---------------------
                                    AMORTIZED     FAIR     AMORTIZED     FAIR
                                       COST      VALUE        COST      VALUE
                                    ---------  ----------  ---------  ----------
SECURITIES AVAILABLE FOR SALE:

  U.S. Government agency securities   $10,049    $10,192     $6,177     $6,109
  Mortgage-backed securities ......     2,246      2,289      1,370      1,373
                                      -------    -------     ------     ------
                                      $12,295    $12,481     $7,547     $7,482
                                      =======    =======     ======     ======
SECURITY HELD TO MATURITY:

  State of Israel bond ............   $    50    $    50     $   50     $   57
                                      =======    =======     ======     ======

The following table sets forth, by maturity distribution, certain information pertaining to the securities (dollars in thousands):

                                                AVAILABLE FOR SALE           HELD TO MATURITY
                                             --------------------------   ----------------------
                                                CARRYING       AVERAGE       CARRYING     AVERAGE
                                                  VALUE         YIELD          VALUE       YIELD
                                             --------------     -----     --------------   -----
AT DECEMBER 31, 2002:
    Due after one year through five years ...    $    253        5.45%      $     --           --
    Due after five through ten years ........       2,339        6.11             50         7.50
    Due after ten years .....................       7,600        6.23             --           --
    Mortgage-backed securities ..............       2,289        4.77             --           --
                                                 --------                   --------
       Total ................................    $ 12,481        5.92%      $     50         7.50%
                                                 ========        ====       ========         ====
AT DECEMBER 31, 2001:
    Due after one year through five years ...    $    253        5.45%      $     --           --
    Due after five through ten years ........       1,736        6.04             50         7.50%
    Due after ten years .....................       4,120        6.17             --           --
    Mortgage-backed securities ..............       1,373        6.65             --           --
                                                 --------                   --------
       Total ................................    $  7,482        6.23%      $     50         7.50%
                                                 ========        ====       ========         ====

                           ASSET - LIABILITY STRUCTURE

As part of our asset and liability management, we have emphasized establishing and implementing internal asset-liability decision processes, as well as communications and control procedures to aid in enhancing our earnings. We believe that these processes and procedures provide us with better capital planning, asset mix and volume controls, loan pricing guidelines, and deposit interest rate guidelines, which should result in tighter controls and less exposure to interest rate risk.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as rate sensitive assets less rate sensitive liabilities as a percentage of total assets. A gap is considered positive when the amount of interest rate sensitive assets exceeds interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds interest rate sensitive assets. During a period of rising interest rates, a negative gap would be expected to adversely affect net interest income, while a positive gap should result in an increase in net interest income. During a period of falling interest rates, a negative gap would be expected to result in an increase in net interest income, while a positive gap should adversely affect net interest income.

In order to minimize the potential for adverse effects of material and prolonged changes in interest rates on the results of operations, we continue to monitor asset and liability management policies to appropriately match the maturities and repricing terms of interest-earning assets and interest-bearing liabilities. Such policies consist primarily of: (1) emphasizing the origination of variable rate loans; (2) maintaining a stable core deposit base; and (3) maintaining a sound level of liquid assets (cash and securities).

The following table sets forth certain information relative to our interest-earning assets and interest-bearing liabilities at December 31, 2002, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands).

                                                                       OVER 6
                                         3 MONTHS OR  OVER 3 MONTHS  MONTHS TO 1  OVER 1 YEAR   OVER 5 YEARS   OVER 10
                                            LESS       TO 6 MONTHS      YEAR       TO 5 YEARS   TO 10 YEARS     YEARS       TOTAL
                                         -----------  -------------  -----------  -----------   ------------   -------     --------
Loans: (1)
    Variable rate .......................  $42,418      $      4       $      9      $  1,677      $    --      $    --    $ 44,108
    Fixed rate ..........................    1,276         1,011          1,836        35,621       18,966        7,232      65,942
                                           -------      --------       --------      --------      -------      -------    --------
       Total loans ......................   43,694         1,015          1,845        37,298       18,966        7,232     110,050
Securities (2) ..........................      170           108            193         1,245        2,785        7,844      12,345
Federal funds sold ......................      357            --             --            --           --           --         357
                                           -------      --------       --------      --------      -------      -------    --------
       Total rate sensitive assets ......   44,221         1,123          2,038        38,543       21,751       15,076     122,752
                                           -------      --------       --------      --------      -------      -------    --------
Deposit accounts: (3)

    NOW deposits ........................       --            --          1,534           767          768           --       3,069
    Money market deposits ...............       --            --             --         3,286           --           --       3,286
    Savings deposits ....................    2,915         2,915          1,458         4,373        2,915           --      14,576
    Time deposits .......................   11,113        13,373         19,804        27,707          419           --      72,416
                                           -------      --------       --------      --------      -------      -------    --------
       Total deposit accounts ...........   14,028        16,288         22,796        36,133        4,102           --      93,347
                                           -------      --------       --------      --------      -------      -------    --------
    Federal fund purchased ..............    3,000            --             --            --           --           --       3,000
    Other borrowings ....................    4,747            --             --            --           --           --       4,747
                                           -------      --------       --------      --------      -------      -------    --------
       Total rate sensitive liabilities .  $21,775        16,288         22,796        36,133        4,102           --     101,094
                                           =======      ========       ========      ========      =======      =======    ========
Gap repricing differences ...............  $22,446       (15,165)       (20,758)        2,410       17,649       15,076      21,658
                                           =======      ========       ========      ========      =======      =======    ========
Cumulative gap ..........................   22,446         7,281        (13,477)      (11,067)       6,582       21,658
                                           =======      ========       ========      ========      =======      =======
Cumulative gap/total assets .............     17.2%          5.6%         (10.3)%        (8.5)%        5.0%        16.6%
                                           =======      ========       ========      ========      =======      =======

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

The following table reflects contractual principal repayments by period of our folio at December 31, 2002 (in thousands):

                                                                COMMERCIAL REAL   RESIDENTIAL REAL
                                            COMMERCIAL LOANS     ESTATE LOANS       ESTATE LOANS      CONSUMER LOANS         TOTAL
                                            ----------------     ------------       ------------      --------------         -----
2003 ................................            $12,711            $ 6,466            $ 2,428            $2,644            $ 24,249
2004 ................................              1,637              6,760              1,527               523              10,447
2005 ................................              1,339              3,648                481               483               5,951
2006 ................................                590             13,309              1,179               223              15,301
2007 ................................                292             15,783              1,747               141              17,963
2008-2012 ...........................                 79             12,156             15,717                43              27,995
2013 and beyond .....................                 --              5,398              2,746                --               8,144
                                                 -------            -------            -------            ------            --------
Total ...............................            $16,648            $63,520            $25,825            $4,057            $110,050
                                                 =======            =======            =======            ======            ========

Of the total loan portfolio at December 31, 2002, 59.9% have variable interest rates and 40.1% have fixed interest rates. Of the $85.8 million of loans due after 2003, 72.1% have fixed interest rates and 27.9% have adjustable interest rates.

Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The average life of loans is substantially less than their average contractual terms due to prepayments. In addition, due-on-sale clauses on loans generally give us the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells real property subject to a mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates.

ORIGINATION, SALE AND REPAYMENT OF LOANS. We generally originate loans in our primary geographical lending area in Northeast Florida. The following table sets forth total loans originated and repaid (dollars in thousands).

                                                                                        YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------------------------
                                                                       2002              2001            2000             1999
                                                                    -----------      -----------      -----------      -----------
Originations:
    Commercial loans ...........................................    $    15,174      $    22,014      $    24,400      $     5,171
    Commercial real estate loans ...............................         44,460           22,255            5,772            2,617
    Residential real estate loans ..............................         16,915           11,755            5,061            3,320
    Consumer loans .............................................          2,260            2,095            3,890            1,078
                                                                    -----------      -----------      -----------      -----------
        Total loans originated .................................         78,899           58,119           39,123           12,186
Less - principal reductions ....................................         37,535           23,840           12,685            4,127
                                                                    -----------      -----------      -----------      -----------
    Increase in total loans ....................................    $    41,274      $    34,279      $    26,438      $     8,059
                                                                    ===========      ===========      ===========      ===========

The following table sets forth certain information regarding nonaccrual loans, including the ratio of such loans to total assets as of the dates indicated (dollars in thousands).

                                                                                            AT DECEMBER 31,
                                                                    --------------------------------------------------------------
                                                                       2002              2001            2000             1999
                                                                    -----------      -----------      -----------      -----------
Nonperforming (nonaccrual) loans:
  Commercial loans .............................................    $       442      $        --      $        --      $        --
  Residential real estate loans ................................            409               99               --               --
  Consumer loans and other .....................................             --                2               --               --
                                                                    -----------      -----------      -----------      -----------
     Total nonperforming (nonactual) loans .....................            851              101               --               --
                                                                    -----------      -----------      -----------      -----------
     Total nonperforming loans to total assets .................           0.65%            0.12%              --               --
                                                                    ===========      ===========      ===========      ===========

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated (dollars in thousands).

                                                                                        YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------------------------
                                                                       2002              2001            2000             1999
                                                                    -----------      -----------      -----------      -----------
Average loans outstanding, net .................................    $    89,043      $    46,768      $    18,176      $     1,696
                                                                    ===========      ===========      ===========      ===========
Allowance at beginning of year .................................    $       657      $       344      $        80      $        --

Charge-offs - consumer loans ...................................             --               30               --               --

Recoveries .....................................................             --               --               --               --

      Net charge-offs ..........................................             --               30               --               --

Provision for loan losses charged to operating expenses ........            443              343              264               80
                                                                    ===========      ===========      ===========      ===========
Allowance at end of year .......................................    $     1,100      $       657      $       344      $        80
                                                                    ===========      ===========      ===========      ===========
Ratio of net charge-offs to average loans outstanding ..........             --%            0.06%              --%              --%
                                                                    ===========      ===========      ===========      ===========
Total loans at end of year .....................................    $   110,050      $    68,766      $    34,497      $     8,059
                                                                    ===========      ===========      ===========      ===========
Allowance as a percent of total loans ..........................           1.00%            0.96%            1.00%            1.00%
                                                                    ===========      ===========      ===========      ===========

                       DEPOSITS AND OTHER SOURCES OF FUNDS

GENERAL. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, federal funds purchased lines of credit, and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows can be influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits, or due to favorable differentials in rates and other costs.

DEPOSITS. Deposits are attracted principally from our primary geographic market areas in Duval County, Florida. We have also enhanced our geographical diversity by offering certificates of deposit nationally to other financial institutions. We offer a broad selection of deposit products including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates weekly based on a review of deposit flows for the previous week, and a survey of rates among competitors and other financial institutions. We have emphasized commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

                                                                                 AT DECEMBER 31,
                                                            -----------------------------------------------------------
                                                                       2002                            2001
                                                            ----------------------------     --------------------------
                                                                               % OF                             % OF
                                                             AMOUNT          DEPOSITS         AMOUNT          DEPOSITS
                                                            --------        ---------        --------         ---------
Demand deposits ........................................    $ 16,781            15.2%        $ 14,190            18.8%
NOW deposits ...........................................       3,069             2.8            3,111             4.1
Money market deposits ..................................       3,286             3.0            2,884             3.8
Savings deposits .......................................      14,576            13.2           17,915            23.7
                                                            --------           -----         --------           -----
    Subtotal ...........................................      37,712            34.2           38,100            50.4
                                                            --------           -----         --------           -----
Certificates of deposit:
    1.00%-1.99% ........................................       1,971             1.8               --              --
    2.00%-2.99% ........................................      22,935            20.9            2,376             3.1
    3.00%-3.99% ........................................      31,174            28.3           13,787            18.2
    4.00%-4.99% ........................................      13,325            12.1           15,194            20.1
    5.00%-5.99% ........................................       1,479             1.3              715             1.0
    6.00%-6.99% ........................................       1,532             1.4            4,677             6.2
    7.00%-7.10% ........................................          --              --              770             1.0
                                                            --------           -----         --------           -----
Total certificates of deposit (1) ......................      72,416            65.8           37,519            49.6
                                                            --------           -----         --------           -----
Total deposits .........................................    $110,128           100.0%        $ 75,619           100.0%
                                                            ========           =====         ========           =====

(1) Includes individual retirement accounts ("IRAs") totaling $503 and $174 at December 31, 2002 and 2001, respectively, all of which are in the form of certificates of deposit.

Jumbo certificates ($100,000 and over) mature as follows (in thousands):

                                                              AT DECEMBER 31,
                                                          ----------------------
                                                           2002            2001
                                                          -------        -------
Three months or less .............................        $ 4,885        $ 2,900
More than three months to six months .............          4,561          2,027
More than six months to one year .................          6,140          7,266
One to five years ................................          7,253          2,166
                                                          -------        -------
                                                          $22,839        $14,359
                                                          =======        =======

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

The following table sets forth, for the periods indicated, information regarding: (1) the total dollar amount of interest and dividend income from interest-earning assets and the resultant average yield; (2) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (3) net interest/dividend income; (4) interest rate spread; and
(5) net interest margin. Average balances are based on average daily balances (dollars in thousands).

                                                                      YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------------------------
                                              2002                              2001                           2000
                                  -------------------------------  --------------------------------  -------------------------------
                                            INTEREST                          INTEREST                        INTEREST
                                  AVERAGE      AND       AVERAGE   AVERAGE       AND      AVERAGE    AVERAGE    AND        AVERAGE
                                  BALANCE   DIVIDENDS  YIELD/RATE  BALANCE    DIVIDENDS  YIELD/RATE  BALANCE  DIVIDENDS   YIELD/RATE
                                  -------   ---------  ----------  -------    ---------  ----------  -------  ---------   ----------
Interest-earning assets:
    Loans(1) .................   $ 89,043   $  6,016       6.76%   $ 46,768   $  3,852       8.24%   $ 18,176 $  1,760       9.68%
    Securities ...............     10,153        649       6.39       5,290        340       6.43       2,395      165       6.89
    Other interest-earning
       assets (2) ............      1,918         34       1.77       1,804         81       4.49       2,015      127       6.30
                                 --------   --------               --------   --------               -------- --------
       Total interest-earning
          assets .............    101,114      6,699       6.63      53,862      4,273       7.93      22,586    2,052       9.09
                                            --------                          --------                        --------
Noninterest-earning assets ...      8,611                             8,006                             6,251
                                 --------                          --------                          --------
       Total assets ..........   $109,725                          $ 61,868                          $ 28,837
                                 ========                          ========                          ========
Interest-bearing liabilities:
    Savings deposits .........   $ 19,363        500       2.58    $ 15,800        640       4.05       9,334      505       5.41%
    NOW deposits .............      2,545         12       0.47       2,732         27       0.49       1,488       30       2.02
    Money market deposits ....      3,357         66       1.97       1,823         56       3.07       1,502       74       4.93
    Time deposits ............     58,729      2,172       3.70      22,954      1,316       5.73       4,105      275       6.70
    Other borrowings .........        678         13       1.92         660         21       3.18          75        5       6.67
                                 --------   --------               --------   --------               -------- --------
       Total interest-bearing
          liabilities ........     84,672      2,763       3.26      43,969      2,060       4.69      16,504      889       5.39
                                            --------                          --------                        --------
Noninterest-bearing
    liabilities ..............     14,248                            10,508                             4,530
Stockholders' equity .........     10,805                             7,391                             7,803
                                 --------                          --------                          --------
       Total liabilities and
         stockholders' equity    $109,725                          $ 61,868                          $ 28,837
                                 ========                          ========                          ========
Net interest/dividend income .              $  3,936                          $  2,213                        $  1,163
                                            ========                          ========                        ========
Interest rate spread (3) .....                             3.37%                             3.24%                           3.70%
                                                           ====                              ====                            ====
Net interest margin (4) ......                             3.89%                             4.11%                           5.15%
                                                           ====                              ====                            ====
Ratio of average
    interest-earning assets
    to average
    interest-bearing
    liabilities ..............       1.19                              1.22                              1.37
                                 ========                          ========                          ========

(1)   Average loan balances include nonaccrual loans.
(2)   Includes federal funds sold.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                              RATE/VOLUME ANALYSIS

The following tables set forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume); (2) changes in volume (change in volume multiplied by prior rate); and (3) changes in rate-volume (change in rate multiplied by change in volume). Dollars are in thousands.

YEAR ENDED DECEMBER 31, 2002 VS. 2001:

                                                                                       INCREASE (DECREASE) DUE TO
                                                                    --------------------------------------------------------------
                                                                        RATE           VOLUME        RATE/ VOLUME         TOTAL
                                                                    -----------      -----------     ------------      -----------
Interest-earning assets:
    Loans ......................................................    $      (692)     $     3,483      $      (627)     $     2,164
    Securities .................................................             (2)             313               (2)             309
    Other interest-earning assets ..............................            (49)               5               (3)             (47)
                                                                    -----------      -----------      -----------      -----------
       Total ...................................................           (743)           3,801             (632)           2,426
                                                                    -----------      -----------      -----------      -----------
Interest-bearing liabilities:
    Savings, money market and NOW deposits .....................           (256)             174              (63)            (145)
    Time deposits ..............................................           (466)           2,050             (728)             856
    Borrowings .................................................             (8)              --               --               (8)
                                                                    -----------      -----------      -----------      -----------
       Total ...................................................           (730)           2,224             (791)             703
                                                                    -----------      -----------      -----------      -----------
Net change in net interest income ..............................    $       (13)     $      (597)      $      159      $     1,723
                                                                    ===========      ===========      ===========      ===========

YEAR ENDED DECEMBER 31, 2001 VS. 2000:

                                                                                       INCREASE (DECREASE) DUE TO
                                                                    --------------------------------------------------------------
                                                                        RATE           VOLUME        RATE/ VOLUME         TOTAL
                                                                    -----------      -----------     ------------      -----------
Interest-earning assets:
    Loans ......................................................    $      (262)     $     2,767      $      (413)     $     2,092
    Securities .................................................            (11)             199              (13)             175
    Other interest-earning assets ..............................            (36)              13              (23)             (46)
                                                                    -----------      -----------      -----------      -----------
       Total ...................................................           (309)           2,979             (449)           2,221
                                                                    -----------      -----------      -----------      -----------
Interest-bearing liabilities:
    Savings, money market and NOW deposits .....................           (173)             397             (109)             115
    Time deposits ..............................................            (39)           1,261             (182)           1,040
    Borrowings .................................................             (3)              39              (20)              16
                                                                    -----------      -----------      -----------      -----------
       Total ...................................................           (215)           1,697             (311)           1,171
                                                                    -----------      -----------      -----------      -----------
Net change in net interest income ..............................    $       (94)     $     1,282      $      (138)     $     1,050
                                                                    ===========      ===========      ===========      ===========

     YEAR ENDED DECEMBER 31, 2002, COMPARED TO YEAR ENDED DECEMBER 31, 2001

GENERAL. Net earnings for the year ended December 31, 2002, totaled $584,000 or $0.44 per basic and diluted share, compared to a net loss of $198,000 or $0.19 per basic and diluted share in 2001.

INTEREST INCOME AND EXPENSE. Interest income totaled $6,699,000 for the year ended December 31, 2002, compared to $4,273,000 in 2001. Interest earned on loans was $6,016,000 in 2002 compared to $3,852,000 in 2001. This increase resulted primarily from an increase in the average loan portfolio balance from $46.8 million for the year ended December 31, 2001, to $89.0 million for the year ended December 31, 2002, and was partially offset by a decrease in the weighted average yield from 8.24% for 2001 to 6.76% for 2002.

Interest on securities was $649,000 for the year ended December 31, 2002, as compared to $340,000 for the year ended December 31, 2001. This increase resulted primarily from an increase in the average investment securities portfolio from $5.3 million for 2001 to $10.2 million for 2002. Interest on federal funds sold totaled $34,000 in 2002 compared to $81,000 in 2001.

Interest expense on deposit accounts amounted to $2,750,000 for the year ended December 31, 2002, compared to $2,039,000 in 2001. The increase resulted from an increase in the average balance of interest-bearing deposits from $43.3 million in 2001 to $84.0 million in 2002, offset by a decrease in the weighted average cost of interest-bearing deposits from 4.71% in 2001 to 3.27% in 2002. Interest on other borrowings amounted to $13,000 for the year ended December 31, 2002, with a weighted average cost of 1.92%.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon our volume and types of lending, industry standards, the amount of nonperforming loans, general economic conditions (particularly as they relate to our market areas), and other factors related to the collectibility of our loan portfolio. The provision for the year ended December 31, 2002, was $443,000 compared to $343,000 in 2001. The increase for 2002 was due to growth in the loan portfolio. Management believes that the allowance for loan losses of $1,100,000 at December 31, 2002, is adequate.

NONINTEREST INCOME. Noninterest income increased to $580,000 for the year ended December 31, 2002, compared to $458,000 for the year ended December 31, 2001. This increase resulted primarily from an increase in fees and service charges on deposit accounts due to the significant increase in the number of accounts. The amount of noninterest income from nondeposit-related sources decreased by $21,000, primarily due to outsourcing our bankcard merchant program. The merchant program changes resulted in a decrease of $77,000, which was partially offset by $44,000 in income generated by mortgage origination activities implemented in 2002.

OTHER EXPENSE. Other expense totaled $3,134,000 for the year ended December 31, 2002, compared to $2,645,000 in 2001. The increase resulted primarily from an increase in salaries and employee benefits expense of $260,000, an increase in advertising and business development of $52,000, and an increase in occupancy expense of $38,000.

INCOME TAXES (BENEFIT). Income tax expense for the year ended December 31, 2002, was $355,000 (an effective rate of 38%) compared to a benefit of $119,000 in 2001 (an effective rate of 38%).

      YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

GENERAL. Net loss for the year ended December 31, 2001, was $198,000 or $.19 per basic and diluted share, compared to a net loss of $730,000 or $.72 per basic and diluted share in 2000. During the years ended December 31, 2001 and 2000, the Bank had not achieved the average asset size necessary to operate profitably. The Bank commenced operations on May 28, 1999, and had achieved five consecutive months of profitability as of December 31, 2001.

INTEREST INCOME AND EXPENSE. Interest income totaled $4,273,000 for the year ended December 31, 2001, compared to $2,052,000 in 2000. Interest earned on loans was $3,852,000 in 2001 compared to $1,760,000 in 2000. This increase resulted primarily from an increase in the average loan portfolio balance from $18.2 million for the year ended December 31, 2000, to $46.8 million for the year ended December 31, 2001, and was partially offset by a decrease in the weighted average yield from 9.68% for 2000 to 8.24% for 2001.

Interest on securities was $340,000 for the year ended December 31, 2001, as compared to $165,000 for the year ended December 31, 2000. This increase resulted primarily from an increase in the average investment securities portfolio from $2.4 million for 2000 to $5.3 million for 2001. Interest on federal funds sold totaled $81,000 in 2001 compared to $127,000 in 2000. The average balance of these assets decreased from $2.0 million at December 31, 2000, to $1.8 million at December 31, 2001, and the weighted average yield decreased from 6.30% in 2000 to 4.49% in 2001.

Interest expense on deposit accounts amounted to $2,039,000 for the year ended December 31, 2001, compared to $884,000 in 2000. The increase resulted from an increase in the average balance of interest-bearing deposits from $16.4 million in 2000 to $43.3 million in 2001, and was partially offset by a decrease in the weighted average cost of interest-bearing deposits from 5.40% in 2000 to 4.70% in 2001. Interest on other borrowings amounted to $21,000 for the year ended December 31, 2001, with a weighted average cost of 3.18%.

PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon our volume and types of lending, industry standards, the amount of nonperforming loans, general economic conditions (particularly as they relate to our market areas), and other factors related to the collectibility of our loan portfolio. The provision for the year ended December 31, 2001, was $343,000 compared to $264,000 in 2000. The increase for 2001 was due to growth in the loan portfolio. Management believes that the allowance for loan losses of $657,000 at December 31, 2001, is adequate.

NONINTEREST INCOME. Noninterest income increased to $458,000 for the year ended December 31, 2001, compared to $261,000 for the year ended December 31, 2000. This increase resulted primarily from an increase in fees and service charges on deposit accounts due to the significant increase in the number of deposit accounts.

OTHER EXPENSE. Other expense totaled $2,645,000 for the year ended December 31, 2001, compared to $2,326,000 in 2000. The increase of $319,000 resulted primarily from an increase in salaries and employee benefit expense of $169,000 and an increase in data processing costs of $172,000.

INCOME TAXES. The income tax benefit for the year ended December 31, 2001, was $119,000 (an effective rate of 38%) compared to $436,000 in 2000 (an effective rate of 37%).

                     SELECTED QUARTERLY RESULTS (UNAUDITED)

The following tables present summarized quarterly data (dollars in thousands, except per share amounts).

                                                                            YEAR ENDED DECEMBER 31, 2002
                                                         -------------------------------------------------------------------
                                                          FIRST         SECOND          THIRD         FOURTH
                                                         QUARTER        QUARTER        QUARTER        QUARTER         TOTAL
                                                         -------        -------        -------        -------        -------

Interest income .......................................  $ 1,392        $ 1,611        $ 1,816        $ 1,880        $ 6,699
Interest expense ......................................      612            664            757            730          2,763
                                                         -------        -------        -------        -------        -------
   Net interest income ................................      780            947          1,059          1,150          3,936
Provision for loan losses .............................      107            138             97            101            443
                                                         -------        -------        -------        -------        -------
   Net interest income after
    provision for loan losses .........................      673            809            962          1,049          3,493
Noninterest income ....................................      161            109            153            157            580
Noninterest expense ...................................      754            767            824            789          3,134
                                                         -------        -------        -------        -------        -------
Earnings before income taxes ..........................       80            151            291            417            939
Income taxes ..........................................       30             57            112            156            355
                                                         -------        -------        -------        -------        -------
Net earnings ..........................................  $    50        $    94        $   179        $   261        $   584
                                                         =======        =======        =======        =======        =======
Basic and diluted earnings per common share ...........  $  0.05        $  0.07        $  0.12        $  0.20        $  0.44
                                                         =======        =======        =======        =======        =======

                                                                             YEAR ENDED DECEMBER 31, 2001
                                                         -------------------------------------------------------------------
                                                          FIRST         SECOND          THIRD         FOURTH
                                                         QUARTER        QUARTER        QUARTER        QUARTER         TOTAL
                                                         -------        -------        -------        -------        -------
Interest income .......................................  $   928        $   976        $ 1,108        $ 1,261        $ 4,273
Interest expense ......................................      471            462            549            578          2,060
                                                         -------        -------        -------        -------        -------
   Net interest income ................................      457            514            559            683          2,213
Provision for loan losses .............................       40             63             87            153            343
                                                         -------        -------        -------        -------        -------
   Net interest income after
    provision for loan losses .........................      417            451            472            530          1,870
Noninterest income ....................................       86            113            115            144            458
Noninterest expense ...................................      684            649            638            674          2,645
                                                         -------        -------        -------        -------        -------
Loss before income tax benefit ........................     (181)           (85)           (51)            --           (317)
Income tax benefit ....................................      (68)           (32)           (19)            --           (119)
                                                         -------        -------        -------        -------        -------
Net loss ..............................................  $  (113)       $   (53)       $   (32)       $    --        $  (198)
                                                         =======        =======        =======        =======        =======
Basic and diluted loss per common share ...............  $ (0.11)       $ (0.05)       $ (0.03)       $    --        $ (0.19)
                                                         =======        =======        =======        =======        =======

ITEM 7. FINANCIAL STATEMENTS

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY

                   Index to Consolidated Financial Statements

                                                                          Page

Independent Auditors' Report...............................................19

Consolidated Balance Sheets, December 31, 2002 and 2001....................20

Consolidated Statements of Operations for the Years Ended
           December 31, 2002 and 2001......................................21

Consolidated Statements of Stockholders' Equity for the Years Ended
           December 31, 2002 and 2001......................................22

Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2002 and 2001......................................23

Notes to Consolidated Financial Statements for the Years Ended
           December 31, 2002 and 2001...................................24-34

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

                          Independent Auditors' Report

Board of Directors
Jacksonville Bancorp, Inc.
Jacksonville, Florida:

      We have audited the accompanying consolidated balance sheets of Jacksonville Bancorp, Inc. and Subsidiary, (the "Company") at December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HACKER, JOHNSON & SMITH PA
Tampa, Florida
February 6, 2003

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                                AT DECEMBER 31,
                                                                            ---------------------
                                                                              2002         2001
                                                                            ---------   ---------
                     ASSETS

Cash and due from banks ..................................................  $   3,924   $   5,174
Federal funds sold .......................................................        357         114
                                                                            ---------   ---------
   Total cash and cash equivalents .......................................      4,281       5,288

Securities available for sale ............................................     12,481       7,482
Securities held to maturity ..............................................         50          50
Loans, net of allowance for loan losses of $1,100 in 2002 and $657 in 2001    108,933      68,134
Accrued interest receivable ..............................................        660         459
Premises and equipment, net ..............................................      3,122       3,304
Federal Home Loan Bank stock, at cost ....................................        132          63
Deferred income taxes ....................................................        988       1,437
Other assets .............................................................        184         261
                                                                            ---------   ---------
   Total assets ..........................................................  $ 130,831   $  86,478
                                                                            =========   =========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

     Noninterest-bearing demand deposits .................................  $  16,781   $  14,190
     Money market, NOW and savings deposits ..............................     20,931      23,910
     Time deposits .......................................................     72,416      37,519
                                                                            ---------   ---------
       Total deposits ....................................................    110,128      75,619

     Federal funds purchased .............................................      3,000       1,250
     Other borrowings ....................................................      4,747       2,110
     Other liabilities ...................................................        389         202
                                                                            ---------   ---------
       Total liabilities .................................................  $ 118,264   $  79,181
                                                                            =========   =========

Commitments and contingencies (Notes 4, 7, and 11)

Stockholders' equity:

     Preferred stock, $.01 per value; 2,000,000 shares authorized,
       none issued or outstanding ........................................  $      --   $      --
     Common stock, $.01 par value; 8,000,000 shares authorized,
       1,467,066 and 1,017,066 shares issued and outstanding .............         15          10
     Additional paid-in capital ..........................................     14,229       9,705
     Accumulated deficit .................................................     (1,793)     (2,377)
     Accumulated other comprehensive income (loss) .......................        116         (41)
                                                                            ---------   ---------
        Total stockholders' equity .......................................  $  12,567   $   7,297
                                                                            ---------   ---------
         Total liabilities and stockholders' equity ......................  $ 130,831   $  86,478
                                                                            =========   =========

See Accompanying Notes to Consolidated Financial Statements.

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                                           YEAR ENDED DECEMBER 31,
                                                                           -----------------------
                                                                              2002         2001
                                                                           ----------   ----------
Interest income:
   Loans .................................................................  $   6,016   $   3,852
   Securities ............................................................        649         340
   Other interest-earning assets .........................................         34          81
                                                                            ---------   ---------
     Total interest income ...............................................      6,699       4,273
                                                                            ---------   ---------
Interest expense:
   Deposits ..............................................................      2,750       2,039
   Other borrowings ......................................................         13          21
                                                                            ---------   ---------
     Total interest expense ..............................................      2,763       2,060
                                                                            ---------   ---------
     Net interest income .................................................      3,936       2,213
Provision for loan losses ................................................        443         343
                                                                            ---------   ---------
   Net interest income after provision for loan losses ...................      3,493       1,870
                                                                            ---------   ---------
Noninterest income:
   Fees and service charges on deposit accounts ..........................        445         302
   Other .................................................................        135         156
                                                                            ---------   ---------
     Total noninterest income ............................................        580         458
                                                                            ---------   ---------
Noninterest expense:
   Salaries and employee benefits ........................................      1,571       1,311
   Occupancy expense .....................................................        558         520
   Data processing .......................................................        394         369
   Professional fees .....................................................        152         107
   Telephone expenses ....................................................         70          54
   Advertising ...........................................................         77          25
   Courier, freight and postage ..........................................         71          54
   Other .................................................................        241         205
                                                                            ---------   ---------
     Total noninterest expense ...........................................      3,134       2,645
                                                                            ---------   ---------
Earnings (loss) before income taxes (benefit) ............................        939        (317)
     Income taxes (benefit) ..............................................        355        (119)
                                                                            ---------   ---------
Net earnings (loss) ......................................................  $     584   $    (198)
                                                                            =========   =========
Earnings (loss) per share, basic and diluted .............................  $    0.44   $   (0.19)
                                                                            =========   =========
Weighted average number of common shares outstanding for basic ...........  1,335,831   1,017,066
                                                                            =========   =========
Weighted average number of common shares outstanding for diluted .........  1,341,844   1,017,066
                                                                            =========   =========

See Accompanying Notes to Consolidated Financial Statements.

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                             (Dollars in thousands)

                                                               ADDITIONAL                   ACCUMULATED OTHER         TOTAL
                                                 COMMON         PAID-IN      ACCUMULATED      COMPREHENSIVE       STOCKHOLDERS'
                                                  STOCK         CAPITAL        DEFICIT        INCOME (LOSS)          EQUITY
                                                 ------         -------      -----------      -------------       -------------
Balance at December 31, 2000 ................  $       10      $    9,705     $   (2,179)     $        3           $    7,539
                                                                                                                   ----------
Comprehensive income:
   Net loss .................................          --              --           (198)             --                 (198)
   Change in unrealized gain (loss)
     on securities available for sale,
     net of tax benefit of $26 ..............          --              --             --             (44)                 (44)
                                                                                                                   ----------
   Comprehensive income (loss) ..............                                                                            (242)
                                               ----------      ----------     ----------      ----------           ----------
Balance at December 31, 2001 ................  $       10      $    9,705     $   (2,377)     $      (41)          $    7,297
                                                                                                                   ----------
Comprehensive income:
   Net earnings .............................          --              --            584              --                  584
   Change in unrealized gain (loss)
     on securities available for sale,
     net of taxes of $94 ....................          --              --             --             157                  157
                                                                                                                   ----------
   Comprehensive income .....................                                                                             741
                                                                                                                   ----------
   Proceeds from the sale of common
   stock, net of offering costs of $196 .....           5           4,524             --              --                4,529
                                               ----------      ----------     ----------      ----------           ----------
Balance at December 31, 2002 ................  $       15      $   14,229     $   (1,793)     $      116           $   12,567
                                               ==========      ==========     ==========      ==========           ==========

See Accompanying Notes to Consolidated Financial Statements.

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                            YEAR ENDED DECEMBER 31,
                                                                            -----------------------
                                                                               2002         2001
                                                                            ----------  -----------
Cash flows from operating activities:
   Net earnings (loss) ...................................................  $     584   $    (198)
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
       Depreciation and amortization .....................................        277         275
       Provision for loan losses .........................................        443         343
       Deferred income taxes (benefit) ...................................        355        (119)
       Net amortization of deferred loan costs (fees) ....................          9          14
       Net amortization of securities ....................................        (55)        (23)
       Increase in accrued interest receivable and other assets ..........       (124)       (280)
       Increase in other liabilities .....................................        187          46
       Loss on disposal of premises and equipment ........................         --           4
                                                                            ---------   ---------
         Net cash provided by operating activities .......................      1,676          62
                                                                            ---------   ---------
   Cash flows from investing activities:
     Purchase of securities held to maturity .............................         --        (500)
     Proceeds from call of securities held to maturity ...................         --         500
     Purchases of securities available for sale ..........................    (10,252)     (8,178)
     Proceeds from calls and paydowns of securities available for sale ...      5,559       3,744
     Net increase in loans ...............................................    (41,251)    (34,308)
     Purchases of premises and equipment, net ............................        (95)        (29)
     Purchase of Federal Home Loan Bank stock ............................        (69)        (26)
                                                                            ---------   ---------
         Net cash used in investing activities ...........................    (46,108)    (38,797)
                                                                            ---------   ---------
   Cash flows from financing activities:
     Net increase in deposits ............................................     34,509      38,278
     Net increase in federal funds purchased .............................      1,750       1,250
     Net increase in other borrowings ....................................      2,637       2,110
     Proceeds from sale of common stock, net of offering costs ...........      4,529          --
                                                                            ---------   ---------
         Net cash provided by financing activities .......................     43,425      41,638
                                                                            ---------   ---------
Net (decrease) increase in cash and cash equivalents .....................     (1,007)      2,903
Cash and cash equivalents at beginning of year ...........................      5,288       2,385
                                                                            ---------   ---------
Cash and cash equivalents at end of year .................................  $   4,281   $   5,288
                                                                            =========   =========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
     Interest ............................................................  $   2,715   $   2,025
                                                                            =========   =========
     Income taxes ........................................................  $      --   $      --
                                                                            =========   =========
Noncash transaction: Accumulated other comprehensive income
   (loss), net change in unrealized gain (loss) on securities
   available for sale, net of tax ........................................  $     157   $     (44)
                                                                            =========   =========

See Accompanying Notes to Consolidated Financial Statements.

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 DECEMBER 31, 2002 AND 2001 AND YEARS THEN ENDED

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Jacksonville Bancorp, Inc. (the "Holding Company"), was incorporated on October 24, 1997, in the State of Florida. The Holding Company is a one-bank holding company and owns 100% of the outstanding shares of The Jacksonville Bank (the "Bank"). The Holding Company's only business is the ownership and operation of the Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals through its three offices in Jacksonville, Duval County, Florida. The primary business activities of the Bank's wholly owned subsidiary, Fountain Financial, Inc. (the "Insurance Agency"), consists of referral of customers of the Bank to third parties for sale of insurance products.

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

USE OF ESTIMATES. In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and deferred tax assets.

CASH AND CASH EQUIVALENTS. For purposes of the consolidated statements of cash flows, cash, and cash equivalents include cash and balances due from banks and federal funds sold, both of which mature within ninety days. The Bank is required by law or regulation to maintain cash reserves in the form of vault cash or in noninterest-earning accounts with the Federal Reserve Bank or other qualified banks. These reserve requirements at December 31, 2002 and 2001 were approximately $304,000 and $232,000, respectively.

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

LOANS. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Loan origination fees are deferred and certain direct origination costs are capitalized. Both are recognized as an adjustment of the yield of the related loan.

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

                                                                     (continued)

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

            (1) Summary of Significant Accounting Policies, Continued

ALLOWANCE FOR LOAN LOSSES, CONTINUED. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for significant commercial and commercial real estate loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer or residential loans for impairment disclosures.

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

STOCK-BASED COMPENSATION. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively "SFAS No. 123"), encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion No. 25"), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25 and, as a result, has provided pro forma disclosures of net earnings (loss) and earnings (loss) per share and other disclosures, as if the fair value based method of accounting had been applied.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS. The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company's various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument or may not necessarily represent the underlying fair value of the Company. The following methods and assumptions were used by the Company in estimating fair values of financial instruments:

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

      Federal Funds Purchased. The carrying amount of federal funds purchased approximates fair value.

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

EARNINGS (LOSS) PER SHARE. Basic earnings (loss) per share has been computed on the basis of the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share were computed based on the weighted average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. Such options were antidilutive for the year ended December 31, 2001. Earnings (loss) per common share have been computed based on the following:

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                                              2002         2001
                                                                           ----------  -----------
Weighted average number of common shares outstanding used
    to calculate basis earnings per common share: ........................  1,335,831   1,017,066
Effect of dilutive stock options .........................................      6,013          --
                                                                            ---------   ---------
Weighted average number of common shares outstanding used
    to calculate diluted earnings per common share: ......................  1,341,844   1,017,066
                                                                            =========   =========

COMPREHENSIVE INCOME (LOSS). Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net earnings
(loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net earnings (loss), are components of comprehensive income (loss).

RECLASSIFICATIONS. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

RECENT PRONOUNCEMENTS. In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to materially affect the consolidated financial statements.

                                                                     (continued)

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

                                 (2) Securities

Securities have been classified according to management's intent. The carrying amount of securities and their approximate fair values are as follows (in thousands):

                                                                                     Unrealized       Unrealized
                                                                   Amortized Cost       Gains           Losses         Fair Value
                                                                   --------------    -----------      -----------      -----------
December 31, 2002
 Available for Sale:
   U.S. Government agencies ....................................    $    10,049      $       157      $       (14)     $    10,192
   Mortgage-backed securities ..................................          2,246               43               --            2,289
                                                                    -----------      -----------      -----------      -----------
                                                                    $    12,295      $       200      $       (14)     $    12,481
                                                                    ===========      ===========      ===========      ===========
 Held to Maturity:
   State of Israel bond ........................................    $        50      $        --      $        --      $        50
                                                                    ===========      ===========      ===========      ===========
December 31, 2001
 Available for Sale:
   U.S. Government agencies ....................................    $     6,177      $         7      $       (75)     $     6,109
   Mortgage-backed securities ..................................          1,370               15              (12)           1,373
                                                                    -----------      -----------      -----------      -----------
                                                                    $     7,547      $        22      $       (87)     $     7,482
                                                                    ===========      ===========      ===========      ===========
 Held to Maturity:
   State of Israel bond ........................................    $        50      $         7      $        --      $        57
                                                                    ===========      ===========      ===========      ===========

The scheduled maturities of securities at December 31, 2002, are as follows (in thousands):

                                                                        Available for Sale                 Held to Maturity
                                                                   ----------------------------      ----------------------------
                                                                   Amortized Cost    Fair Value      Amortized Cost    Fair Value
                                                                   --------------    ----------      --------------    ----------
Due after one through five years ...............................    $       250      $       253      $        --      $        --
Due after five through ten years ...............................          2,247            2,339               50               50
Due after ten years ............................................          7,552            7,600               --               --
Mortgage-backed securities .....................................          2,246            2,289               --               --
                                                                    -----------      -----------      -----------      -----------
   Total .......................................................    $    12,295      $    12,481      $        50      $        50
                                                                    ===========      ===========      ===========      ===========

At December 31, 2002 and 2001, the Company had pledged securities with a carrying value of approximately $4.4 million and $2.0 million respectively for borrowings under a repurchase agreement. There were no sales of securities in 2002 or 2001.

                                    (3) Loans

The components of loans are as follows (in thousands):

                                                                                 December 31,
                                                                            ---------------------
                                                                              2002         2001
                                                                            ---------   ---------
Commercial real estate ...................................................  $  63,520   $  26,159
Commercial ...............................................................     16,648      25,105
Residential real estate ..................................................     25,825      13,595
Consumer and other .......................................................      4,057       3,917
                                                                            ---------   ---------
   Total loans ...........................................................    110,050      68,776
Add (deduct):
   Allowance for loan losses .............................................     (1,100)       (657)
   Net deferred (fees) costs .............................................        (17)         15
                                                                            ---------   ---------
Loans, net ...............................................................  $ 108,933   $  68,134
                                                                            =========   =========

An analysis of the change in the allowance for loan losses follows (in thousands):

                                                                            Year Ended December 31
                                                                            ----------------------
                                                                              2002         2001
                                                                            ---------   ----------
Beginning balance ........................................................  $     657   $     344
Provision for loan losses ................................................        443         343
Loans charged off ........................................................         --         (30)
                                                                            =========   =========
Ending balance ...........................................................  $   1,100   $     657
                                                                            =========   =========

                                                                     (continued)

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY
              Notes to Consolidated Financial Statements, Continued

                              (3) Loans, Continued

The average net investment on impaired loans and interest income recognized and received on collateral dependent impaired loans are as follows (in thousands):

                                                                               At December 31,
                                                                            ---------------------
                                                                              2002         2001
                                                                            ---------   ---------
Loans  identified as impaired:
   Gross loans with no related allowance for losses ......................  $      --   $      --
   Gross loans with related allowance for losses recorded ................        388          --
Less:  Allowance on these loans ..........................................        (58)         --
                                                                            =========   =========
Net Investment in impaired loan ..........................................  $     330   $      --
                                                                            =========   =========

                                                                               At December 31,
                                                                            ---------------------
                                                                              2002         2001
                                                                            ---------   ---------
Average investment in impaired loans .....................................  $      46   $      --
                                                                            =========   =========
Interest income recognized on impaired loans .............................  $      --   $      --
                                                                            =========   =========
Interest income received on impaired loans ...............................  $      --   $      --
                                                                            =========   =========

Nonaccrual and past due loans were as follows (in thousands):

                                                                            Year Ended December 31
                                                                            ----------------------
                                                                              2002         2001
                                                                            ---------   ----------
Nonaccrual loans .........................................................  $     851   $     101
Past due ninety days or more, but still accruing .........................  $      --   $      --
                                                                            =========   =========
   Total .................................................................  $     851   $     101
                                                                            =========   =========

                           (4) Premises and Equipment

A summary of premises and equipment follows (in thousands):

                                                                                 December 31,
                                                                            ---------------------
                                                                              2002         2001
                                                                            ---------   ---------
Land .....................................................................  $   1,075   $   1,075
Buildings ................................................................      1,358       1,357
Leasehold improvements ...................................................        145         141
Furniture, fixtures and equipment ........................................      1,384       1,294
                                                                            ---------   ---------
   Total, at cost ........................................................      3,962       3,867
Less accumulated depreciation and amortization ...........................       (840)       (563)
                                                                            ---------   ---------
   Premises and equipment, net ...........................................  $   3,122   $   3,304
                                                                            =========   =========

The Company leases certain office facilities under an operating lease. The noncancellable lease contains annual escalation clauses and three five-year renewal options. Rental expense under operating leases was approximately $121,000 and $130,000 during the years ended December 31, 2002 and 2001, respectively. Future minimum rental commitments under this lease at December 31, 2002, are as follows (in thousands):

                                                                      Amount
                                                                      ------
2003 ...............................................................    165
2004 ...............................................................    141
                                                                      =====
                                                                      $ 411
                                                                      =====

                                                                     (continued)

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(5) DEPOSITS

The total time deposits with a minimum denomination of $100,000 at December 31, 2002 and 2001, were $22.8 million and $14.4 million respectively.

A schedule of maturities of time deposits follows (in thousands):

YEAR ENDING DECEMBER 31,                                                  AMOUNT
------------------------                                                  ------
     2003 ..........................................................      44,290
     2004 ..........................................................      16,102
     2005 ..........................................................       6,394
     2006 ..........................................................         823
     2007 and thereafter ...........................................       4,807
                                                                         -------
                                                                         $72,416
                                                                         =======

(6) OTHER BORROWINGS

The Company entered into daily repurchase agreements with a financial institution. These agreements require the Company to pledge securities as collateral for borrowings under the agreement. Information concerning these agreements is summarized as follows (in thousands):

                                                                             AT OR FOR YEAR ENDED
                                                                                DECEMBER 31,
                                                                            ---------------------
                                                                              2002         2001
                                                                            ---------   ---------
Balance at end of year ...................................................  $   4,747   $   2,110
                                                                            =========   =========
Average balance during year ..............................................  $     360   $     319
                                                                            =========   =========
Average interest rate during year ........................................       1.75%       2.72%
                                                                            =========   =========
Maximum month-end balance during year ....................................  $   4,747   $   2,110
                                                                            =========   =========
Securities pledged as collateral for this agreement ......................  $   4,368   $   2,017
                                                                            =========   =========

(7) FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                                       AT DECEMBER 31, 2002             AT DECEMBER 31, 2001
                                                                  ------------------------------    -----------------------------
                                                                  CARRYING AMOUNT     FAIR VALUE    CARRYING AMOUNT    FAIR VALUE
                                                                  ---------------     ----------    ---------------    ----------
Financial assets:
     Cash and cash equivalents .................................    $     4,281      $     4,281      $     5,288      $     5,288
     Securities available for sale .............................         12,481           12,481            7,482            7,482
     Securities held to maturity ...............................             50               50               50               57
     Loans .....................................................        108,933          110,114           68,134           68,946
     Accrued interest receivable ...............................            660              660              459              459
Financial liabilities:
     Deposits ..................................................    $   110,128      $   112,735      $    75,619      $    76,571
     Federal funds purchased ...................................          3,000            3,000            1,250            1,250
     Other borrowings ..........................................          4,747            4,747            2,110            2,110

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

(7) FINANCIAL INSTRUMENTS, CONTINUED

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

Commitments to extend credit, unused lines of credit and standby letters of credit typically result in loans with market interest rates when funded. A summary of the notional amounts of the Company's financial instruments, with off-balance sheet risk at December 31, 2002, follows (in thousands).

                                                        CONTRACT          CARRYING           ESTIMATED
                                                         AMOUNT            AMOUNT           FAIR VALUE
                                                       ----------        ----------         ----------
Commitments to extend credit ..................        $    3,938                --                --
                                                       ==========        ==========         =========
Unused lines of credit ........................        $   16,110                --               --
                                                       ==========        ==========         =========
Standby letters of credit .....................        $      955                --               --
                                                       ==========        ==========         =========

(8) CREDIT RISK

The Company grants the majority of its loans to borrowers throughout Duval County, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to honor their contracts is dependent upon the economy in Duval County, Florida.

(9) INCOME TAXES

Income taxes (benefit) consisted of the following (in thousands):

                                                                            YEAR ENDED DECEMBER 31,
                                                                            ----------------------
                                                                              2002         2001
                                                                            ---------   ----------
Deferred:
   Federal ...............................................................  $     303   $    (102)
   State .................................................................         52         (17)
                                                                            ---------   ---------
     Total deferred income taxes (benefit) ...............................  $     355   $    (119)
                                                                            =========   =========

Income taxes (benefit) is different than that computed by applying the federal statutory rate of 34%, as indicated in the following analysis (dollars in thousands):

                                                                                        YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------------------------
                                                                                  2002                            2001
                                                                       ------------------------------   --------------------------
                                                                                           % OF                           % OF
                                                                       AMOUNT         PRETAX EARNINGS   AMOUNT         PRETAX LOSS
                                                                       ------         ---------------   ------         -----------
Income taxes (benefit) at statutory federal income
    tax rate ...................................................    $       319             34.0%     $      (108)        (34.0)%
Increases in income taxes (benefit) resulting from:
    State tax benefit, net of federal tax benefit ..............             34              3.6              (11)         (3.5)
    Other ......................................................              2               .2               --            --
                                                                    -----------            -----      -----------         -----
                                                                    $       355            (37.8)%    $      (119)        (37.5)%
                                                                    ===========            =====      ===========         =====

                                                                     (continued)

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(9) INCOME TAXES, CONTINUED

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

                                                                               AT DECEMBER 31,
                                                                            ---------------------
                                                                              2002         2001
                                                                            ---------   ---------
Deferred tax assets:
     Unrealized loss on securities available for sale ....................  $      --   $      24
     Allowance for loan losses ...........................................        253          86
     Organizational and preopening costs .................................         99         172
     Net operating loss carryforwards ....................................        942       1,420
                                                                            ---------   ---------
           Gross deferred tax asset ......................................      1,294       1,702
                                                                            ---------   ---------
Deferred tax liabilities:
     Unrealized gain on securities available for sale ....................         70          --
     Depreciation ........................................................        181         149
     Deferred loan costs .................................................         52         111
     Other ...............................................................          3           5
                                                                            ---------   ---------
           Gross deferred tax liabilities ................................        306         265
                                                                            ---------   ---------
     Net deferred tax asset ..............................................  $     988   $   1,437
                                                                            =========   =========

At December 31, 2002, the Company had net operating loss carryforwards for federal and state income tax purposes as follows (in thousands):

YEAR EXPIRING                                                            AMOUNT
-------------                                                            ------
     2019.............................................................      362
     2020.............................................................    1,649
     2021.............................................................      492
                                                                         ------
                                                                         $2,503
                                                                         ======

(10) RELATED PARTY TRANSACTIONS

The Company has entered into transactions with its executive officers, directors, and their affiliates, in the ordinary course of business. Loans to such related parties amounted to approximately $4.4 million and $3.8 million and deposits from such related parties were approximately $2.8 million and $1.9 million at December 31, 2002 and 2001 respectively.

(11) CONTINGENCIES

Various legal claims and other contingent liabilities may arise from time to time in the normal course of business which, in the opinion of management of the Bank, will not have a material effect on the Company's consolidated financial statements.

(12) STOCK OPTION PLAN

The Company established a Stock Option plan (the "Plan") for its directors, officers, and employees. The total number of options which can be granted under this Plan is 220,099. Both qualified and nonqualified options can be granted, and all options have ten year terms and vest over periods up to five years. As of December 31, 2002, 80,242 shares remain available to be granted under the Plan. A summary of stock option transactions follows (dollars in thousands, except per share amounts):

                                                                                       AVERAGE                         AGGREGATE
                                                                       NUMBER OF      PER SHARE        RANGE OF          OPTION
                                                                        SHARES          PRICES          PRICES            PRICE
                                                                        -------      -----------      -----------      -----------
Outstanding at December 31, 2000 ...............................        140,500      $     10.00      $     10.00      $     1,405
Options forfeited ..............................................        (65,000)           10.00            10.00             (650)
Options granted ................................................         60,357            10.00            10.00              604
                                                                        -------      -----------      -----------      -----------
Outstanding at December 31, 2001 ...............................        135,857            10.00            10.00            1,359
Options granted ................................................          4,000            10.00            10.00               40
                                                                        -------      -----------      -----------      -----------
Outstanding at December 31, 2002 ...............................        139,857      $     10.00      $     10.00      $     1,399
                                                                        =======      ===========      ===========      ===========

                                                                     (continued)

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(12) STOCK OPTION PLAN, CONTINUED

These options are exercisable as follows:


                                                                       WEIGHTED
                                                           NUMBER      AVERAGE
YEAR ENDING DECEMBER 31,                                  OF SHARES     PRICE
------------------------                                  ---------     -----
   Currently exercisable ...............................    116,857   $   10.00
   2003 ................................................      9,900       10.00
   2004 ................................................      9,900       10.00
   2005 ................................................      1,600       10.00
   2006 ................................................        800       10.00
   2007 ................................................        800       10.00
                                                            -------
                                                            139,857   $   10.00
                                                            =======   =========

The weighted average remaining contractual life of the options at December 31, 2002 and 2001, was 6.9 years and 7.9 years, respectively.

The Company accounts for their stock option plan under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net earnings (loss), as all options granted under the plan have exercise prices which were equal to or exceeded the market value of the underlying common stock on the grant date. The following table illustrates the effect on net earnings (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation.

                                                                            YEAR ENDED DECEMBER 31,
                                                                            ----------------------
                                                                              2002         2001
                                                                            ---------   ----------
Net earnings (loss), as reported .....................................       $   584    $  (198)
Deduct:  Total stock-based employee compensation
     determined under the fair value based method for
     all awards, net of related tax effect ...........................            42         89
                                                                             -------    -------
Proforma net earnings (loss) .........................................           542       (287)
                                                                             =======    =======
Basic earnings (loss) per share:
     As reported .....................................................           .44       (.19)
                                                                             =======    =======
     Proforma ........................................................           .41       (.28)
                                                                             =======    =======
Diluted earnings (loss) per share:
     As reported .....................................................           .44       (.19)
                                                                             =======    =======
     Proforma ........................................................           .40       (.28)
                                                                             =======    =======

In order to calculate the fair value of the options, it was assumed that the risk-free interest rate was 5.26% and 4.5% during the years ended December 31, 2002 and 2001, respectively, there would be no dividends paid by the Company over the exercise period, the expected life of the options would be the entire exercise period, and stock volatility would be zero due to the minimal trading of the stock prior to 2002. Stock volatility for 2002 was .13%. For purposes of the proforma disclosures the estimated fair value is treated as expense during the vesting period. The following information summarizes the fair value of options granted under the plan (in thousands).

                                                                            YEAR ENDED DECEMBER 31,
                                                                            ----------------------
                                                                              2002         2001
                                                                            ---------   ----------
Weighted average per share grant-date fair value of options
      issued during the year .........................................       $  4.17    $  3.50
                                                                             =======    =======

(13) PROFIT SHARING PLAN

The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. Expense relating to the Company's contributions to the profit sharing plan was $78,000 and $61,000 for the years ended December 31, 2002 and 2001.

(14) REGULATORY MATTERS

Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Holding Company.

                                                                     (continued)

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(14) REGULATORY MATTERS, CONTINUED

The Bank is limited in the amount of cash dividends that may be paid. The amount of cash dividends that may be paid is based on the Bank's net earnings of the current year combined with the Bank's retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Bank must consider additional factors such as the amount of current period net earnings, liquidity, asset quality and capital adequacy. These factors could further limit the amount of dividends which the Bank could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the regulatory authorities categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's actual capital amounts and percentages are also presented in the table (dollars in thousands).

                                                                                                                       MINIMUM
                                                                                                                      TO BE WELL
                                                                                                                  CAPITALIZED UNDER
                                                                                             MINIMUM FOR                PROMPT
                                                                                               CAPITAL            CORRECTIVE ACTION
                                                                        ACTUAL            ADEQUACY PURPOSES          PROVISIONS
                                                                   ------------------     -------------------    -------------------
                                                                   AMOUNT        %        AMOUNT         %        AMOUNT        %
                                                                   -------     ------     -------       -----    -------      ------
AS OF DECEMBER 31, 2002:
   Total capital to risk weighted assets ......................    $12,563      11.11%    $ 9,045       8.00%    $11,306      10.00%
   Tier 1 capital to risk weighted assets .....................     11,463      10.14       4,522       4.00       6,784       6.00
   Tier 1 capital to total average assets .....................     11,463       9.22       4,971       4.00       6,214       5.00

AS OF DECEMBER 31, 2001:
   Total capital to risk weighted assets ......................    $ 7,102       9.80%    $ 5,798       8.00%    $ 7,247      10.00%
   Tier 1 capital to risk weighted assets .....................      6,445       8.89       2,900       4.00       4,350       6.00
   Tier 1 capital to total average assets .....................      6,445       8.39       3,073       4.00       3,841       5.00

                                                                     (continued)

                   JACKSONVILLE BANCORP, INC., AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

(15) PARENT COMPANY ONLY FINANCIAL INFORMATION

The Holding Company's unconsolidated financial information is as follows (in thousands):

                            Condensed Balance Sheets

                                                                               AT DECEMBER 31,
                                                                            ---------------------
                                                                              2002         2001
                                                                            ---------   ---------
                       ASSETS

Cash .....................................................................   $   433     $    84
Investment in subsidiary .................................................    11,579       6,706
Premises and equipment, net ..............................................         4           7
Other assets .............................................................       563         563
                                                                             -------     -------
     Total assets ........................................................   $12,579     $ 7,360
                                                                             =======     =======

          LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities ........................................................        12          63
Stockholders' equity .....................................................    12,567       7,297
                                                                             -------     -------
     Total liabilities and stockholders' equity ..........................   $12,579     $ 7,360
                                                                             =======     =======

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                            Year Ended December 31,
                                                                            ----------------------
                                                                              2002         2001
                                                                            ---------   ----------
Revenues .................................................................   $     2     $    --
Expenses .................................................................      (134)       (145)
                                                                             -------     -------
      Loss before earnings (loss) of subsidiary ..........................      (132)       (145)
Earnings (loss) of subsidiary ............................................       716         (53)
                                                                             -------     -------
      Net earnings (loss) ................................................   $   584     $  (198)
                                                                             =======     =======

                       Condensed Statements of Cash Flows

                                                                            Year Ended December 31,
                                                                            ----------------------
                                                                              2002         2001
                                                                            ---------   ----------
Cash flows from operating activities:
      Net earnings (loss) ................................................   $   584     $  (198)
      Adjustments to reconcile net earnings (loss)
        to net cash used in operating activities:
           Amortization ..................................................         3           3
           Equity in undistributed earnings (loss) of subsidiaries .......      (716)         53
           Net increase in other assets ..................................        --        (152)
           Increase (decrease) in other liabilities ......................       (51)         39
                                                                             -------     -------
           Net cash used in operating activities .........................      (180)       (255)
                                                                             -------     -------
Cash flows from investing activities:
      Net investment in subsidiary .......................................    (4,000)       (900)
      Proceeds from sale of common stock, net of offering costs ..........     4,529          --
                                                                             -------     -------
             Net cash provided by (used in) investing activities .........       529        (900)
                                                                             -------     -------
Net increase (decrease) in cash and cash equivalents .....................       349      (1,155)
Cash and cash equivalents at beginning of year ...........................        84       1,239
                                                                             -------     -------
Cash and cash equivalents at end of year .................................   $   433     $    84
                                                                             =======     =======
Noncash transaction:
      Accumulated other comprehensive income (loss), change in
        unrealized (loss) gain on securities available for sale,
        net of tax .......................................................   $   157     $   (44)
                                                                             =======     =======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

PART III
--------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
WITH SECTION 16(A) OF THE EXCHANGE ACT
--------------------------------------

The information regarding directors contained under the caption "Proposal 1:
Election of Directors" in our Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2003, is incorporated herein by reference.

The information regarding executive officers who are not directors is set forth in Item 1 of this report under the caption "Executive Officers of the Registrant."

The information regarding reports required under Section 16(a) of the Securities Exchange Act of 1934 contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2003 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission prior to April 30, 2003, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

The information contained under the caption "Executive Compensation" in our Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2003, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2003, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information contained under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2003, is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(A) EXHIBITS. The following exhibits were filed with or are incorporated by reference into this report.

Exhibit No.       Description of Exhibit
-----------       ----------------------

3.1 Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

3.2 Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-QSB for the period ending June 30, 2002).

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

10.1 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed as of November 9, 1999).

10.2              Amendment to Stock Option Plan (incorporated by reference to
                  Exhibit 10.2 of the Company's Quarterly Report on Form 10-QSB for the period ending June 30, 2002).

10.3 Servicing Agreement with M & I Data Services (now known as Metavante Corporation) (incorporated by reference to Exhibit
                  10.3 to the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

10.4 Employment Agreement with Gilbert J. Pomar, III (incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended June 30, 1999).

21                Subsidiaries of the Registrant

23                Consent of Independent Accountants

99.1              CEO Certification required under Section 906 of Sarbanes-Oxely
                  Act of 2002

99.2              CFO Certification required under Section 906 of Sarbanes-Oxely
                  Act of 2002

(B) REPORTS ON FORM 8-K. We filed a Form 8-K during the forth quarter of 2002, to report that the Comany's stock had been admitted to trading on the NASDAQ SmallCap Market effective October 2002.

You can obtain a copy of the Exhibits to this Annual Report on Form 10-KSB by contacting our Corporate Secretary, Cheryl L. Whalen, at 76 South Laura Street, Suite 104, Jacksonville, Florida 32202; (904) 421-3040; cwhalen@jaxbank.com.

ITEM 14. CONTROLS AND PROCEDURES
--------------------------------

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the Chief Executive and Chief Financial Officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

(B) CHANGES IN INTERNAL CONTROLS. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JACKSONVILLE BANCORP, INC.

Dated: March 28, 2003                  By: /s/ Gilbert J. Pomar, III
                                           -------------------------------------
                                            Gilbert J. Pomar, III
                                            Chief Executive Officer

Dated: March 28, 2003                  By: /s/ Cheryl L. Whalen
                                           -------------------------------------
                                            Cheryl L. Whalen
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

Signature                                Title                   Date
---------                                -----                   ----

/s/ D. Michael Carter                    Director                March 28, 2003
-------------------------------
D. Michael Carter, C.P.A.

/s/ Melvin Gottlieb                      Director                March 28, 2003
-------------------------------
Melvin Gottlieb

/s/ James M. Healey                      Director                March 28, 2003
-------------------------------
James M. Healey

/s/ John C. Kowkabany                    Director                March 28, 2003
-------------------------------
John C. Kowkabany

/s/ Rudolph A. Kraft                     Director                March 28, 2003
-------------------------------
Rudolph A. Kraft

/s/ R. C. Mills                          Director                March 28, 2003
-------------------------------
R. C. Mills

/s/ Gilbert J. Pomar, III                Director                March 28, 2003
-------------------------------
Gilbert J. Pomar, III

/s/ John W. Rose                         Director                March 28, 2003
-------------------------------
John W. Rose

/s/ Donald E. Roller                     Chairman of the Board   March 28, 2003
-------------------------------          of Directors
Donald E. Roller

/s/ John R. Schultz                      Director                March 28, 2003
-------------------------------
John R. Schultz

/s/ Price W. Schwenck                    Director                March 28, 2003
-------------------------------
Price W. Schwenck

/s/ Charles F. Spencer                   Director                March 28, 2003
-------------------------------
Charles F. Spencer

/s/ Bennett A. Tavar                     Director                March 28, 2003
-------------------------------
Bennett A. Tavar

/s/ Gary L. Winfield                     Director                March 28, 2003
-------------------------------
Gary L. Winfield, M.D.

                                 CERTIFICATIONS

I, Gilbert J. Pomar, III, certify, that:

1. I have reviewed this annual report on Form 10-KSB of Jacksonville Bancorp, Inc.;

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date:  March 28, 2003                 By: /s/ Gilbert J. Pomar, III
             --------------------               --------------------------------
                                                    Gilbert J. Pomar, III,
                                                    President and Chief
                                                    Executive Officer

I, Cheryl L. Whalen, certify, that:

1. I have reviewed this annual report on Form 10-KSB of Jacksonville Bancorp, Inc.;

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 28, 2003             By: /s/ Cheryl L. Whalen
            -------------------            -------------------------------------
                                           Cheryl L. Whalen, Executive Vice
                                           President and Chief Financial Officer