Form 10QSB
period 2003-03-31
JACKSONVILLE BANCORP INC /FL/
filed 2003-05-15
CIK 1071264

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 X   Quarterly report under Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

     Transition report under Section 13 or 15(d) of the Exchange Act
---

For the transition period from           to
                               ---------    ---------

Commission file number  000-30248
                       ----------

                           JACKSONVILLE BANCORP, INC.
                       --------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          Florida                                                  59-3472981
---------------------------------                          ---------------------
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

YES  X     NO
    ---      ---

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


Common stock, par value $.01 per share                    1,467,066 shares
--------------------------------------            ------------------------------
               (Class)                             Outstanding at May 14, 2003

Transitional Small Business Format (check one): YES     NO   X
                                                    ---     ---
--------------------------------------------------------------------------------

                          JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                                            INDEX


PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS                                                   PAGE
     Condensed Consolidated Balance Sheets -
       At March 31, 2003 (unaudited) and At December 31, 2002........................2

     Condensed Consolidated Statements of Earnings (Unaudited) -
       Three Months Ended March 31, 2003 and 2002....................................3

     Condensed Consolidated Statements of Stockholders' Equity (Unaudited) -
       Three Months Ended March 31, 2003 and 2002....................................4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Three Months Ended March 31, 2003 and 2002....................................5

     Notes to Condensed Consolidated Financial Statements (Unaudited)..............6-9

     Review by Independent Accountants..............................................10

     Report on Review by Independent Accountants....................................11

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS...................................................12-15

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK................16

   ITEM 4. CONTROLS AND PROCEDURES..................................................16

PART II. OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.........................................17

SIGNATURES..........................................................................18

CERTIFICATIONS...................................................................19-20




                                              1

                                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                                         PART I. FINANCIAL INFORMATION

                                         Item 1. Financial Statements

                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          MARCH 31,        DECEMBER 31,
                                                                                          ---------        ------------
    ASSETS                                                                                   2003               2002
                                                                                             ----               ----
                                                                                         (UNAUDITED)

Cash and due from banks..............................................................     $   4,011              3,924
Federal funds sold...................................................................           226                357
                                                                                          ---------          ---------

              Total cash and cash equivalents........................................         4,237              4,281

Securities available for sale........................................................        15,331             12,481
Securities held to maturity..........................................................            50                 50
Loans, net of allowance for loan losses of $1,433 in 2003 and $1,100 in 2002.........       122,401            108,933
Accrued interest receivable..........................................................           768                660
Premises and equipment, net..........................................................         3,076              3,122
Federal Home Loan Bank stock, at cost................................................           266                132
Deferred income taxes................................................................           932                988
Other assets.........................................................................           261                184
                                                                                          ---------          ---------

              Total assets...........................................................     $ 147,322            130,831
                                                                                          =========          =========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits..............................................        18,890             16,781
    Money market, NOW and savings deposits...........................................        24,278             20,931
    Time deposits....................................................................        86,903             72,416
                                                                                          ---------          ---------

              Total deposits.........................................................       130,071            110,128

    Federal funds purchased..........................................................         3,000              3,000
    Other borrowings.................................................................         1,223              4,747
    Other liabilities................................................................           369                389
                                                                                          ---------          ---------

              Total liabilities......................................................       134,663            118,264
                                                                                          ---------          ---------

Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares authorized,
         none issued or outstanding..................................................             -                  -
    Common stock, $.01 par value; 8,000,000 shares authorized,
         1,467,066 shares issued and outstanding.....................................            15                 15
    Additional paid-in capital.......................................................        14,229             14,229
    Accumulated deficit..............................................................        (1,740)            (1,793)
    Accumulated other comprehensive income...........................................           155                116
                                                                                          ---------          ---------

              Total stockholders' equity.............................................        12,659             12,567
                                                                                          ---------          ---------

              Total liabilities and stockholders' equity.............................     $ 147,322            130,831
                                                                                          =========          =========

See Accompanying Notes to Condensed Consolidated Financial Statements.


                         JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                        (UNAUDITED)
                     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                   THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                                -------------------------
                                                                                  2003             2002
                                                                                  ----             ----
Interest income:
    Loans..................................................................     $    1,771          1,252
    Securities.............................................................            199            131
    Other..................................................................              7              9
                                                                                ----------      ---------

              Total interest income........................................          1,977          1,392
                                                                                ----------      ---------
Interest expense:
    Deposits...............................................................            725            610
    Other borrowings.......................................................              8              2
                                                                                ----------      ---------

              Total interest expense.......................................            733            612
                                                                                ----------      ---------

              Net interest income..........................................          1,244            780

Provision for loan losses..................................................            356            107
                                                                                ----------      ---------

              Net interest income after provision for loan losses..........            888            673
                                                                                ----------      ---------

Noninterest income:
    Service charges on deposit accounts....................................            131            116
    Other..................................................................             21             45
                                                                                ----------      ---------

              Total noninterest income.....................................            152            161
                                                                                ----------      ---------

Noninterest expense:
    Salaries and employee benefits.........................................            500            382
    Occupancy expense......................................................            148            142
    Professional fees......................................................             64             23
    Data processing........................................................            100            109
    Printing and office supplies...........................................             11             22
    Advertising............................................................             29             10
    Other..................................................................            103             66
                                                                                ----------      ---------

              Total noninterest expense....................................            955            754
                                                                                ----------      ---------

Earnings before income taxes...............................................             85             80

              Income taxes.................................................             32             30
                                                                                ----------      ---------

Net earnings...............................................................     $       53             50
                                                                                ==========      =========

Earnings per share, basic and diluted......................................     $      .04            .05
                                                                                ==========      =========

Weighted-average number of common shares outstanding for basic.............      1,467,066      1,039,585
                                                                                ==========      =========

Weighted-average number of common shares outstanding for diluted...........      1,492,652      1,039,585
                                                                                ==========      =========

Dividends per share........................................................     $        -              -
                                                                                ==========      =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                         JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                                 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                                  (DOLLARS IN THOUSANDS)


                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                                                                       COMPRE-
                                                       COMMON STOCK       ADDITIONAL                    HENSIVE        TOTAL
                                                       ------------         PAID-IN      ACCUMULATED    INCOME     STOCKHOLDERS'
                                                     SHARES     AMOUNT      CAPITAL        DEFICIT      (LOSS)        EQUITY
                                                     ------     ------      -------        -------      ------        ------
Balance at December 31, 2001.....................  1,017,066     $ 10        9,705         (2,377)        (41)           7,297
                                                                                                                       -------

Comprehensive income (loss):
   Net earnings (unaudited)......................                   -            -             50           -               50

   Net change in unrealized loss on securities
    available for sale, net of income tax of $51
    (unaudited)...................................         -        -            -              -         (84)             (84)
                                                                                                                       -------

   Comprehensive income (loss) (unaudited)........                                                                         (34)
                                                                                                                       -------
Proceeds from sale of common stock, net of
   offering costs of $90 (unaudited)..............   192,520        2        1,929              -           -            1,931
                                                   ---------     ----       ------         ------        ----          -------

Balance at March 31, 2002 (unaudited)............. 1,209,586     $ 12       11,634         (2,327)       (125)           9,194
                                                   =========     ====       ======         ======        ====          =======

Balance at December 31, 2002...................... 1,467,066     $ 15       14,229         (1,793)        116           12,567
                                                                                                                       -------

Net earnings (unaudited)..........................         -        -            -             53           -               53

Comprehensive income:
   Net change in unrealized gain on securities
    available for sale, net of income tax of $24
    (unaudited)...................................         -        -            -              -          39               39
                                                                                                                       -------

   Comprehensive income (unaudited)...............                                                                          92
                                                   ---------     ----       ------         ------        ----          -------

Balance at March 31, 2003 (unaudited)............. 1,467,066     $ 15       14,229         (1,740)        155           12,659
                                                   =========     ====       ======         ======        ====          =======





See Accompanying Notes to Condensed Consolidated Financial Statements.


                            JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)
                                          (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              ----------------------------
                                                                                2003               2002
                                                                                ----               ----
Cash flows from operating activities:
    Net earnings........................................................      $      53                 50
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization...................................             68                 72
        Net amortization of deferred loan costs.........................              2                  5
        Provision for loan losses.......................................            356                107
        Deferred income taxes...........................................             32                 30
        Net accretion of securities.....................................             (7)                (8)
        (Increase) decrease in accrued interest receivable and
            other assets................................................           (185)                95
        (Decrease) increase in other liabilities........................            (20)               253
                                                                              ---------          ---------

                Net cash provided by operating activities...............            299                604
                                                                              ---------          ---------

Cash flows from investing activities:
    Purchases of securities available for sale..........................         (3,497)            (1,500)
    Proceeds from calls and pay-downs of securities available
        for sale........................................................            717                246
    Purchase of Federal Home Loan Bank stock............................           (134)               (69)
    Net increase in loans...............................................        (13,826)            (9,778)
    Purchases of premises and equipment.................................            (22)               (35)
                                                                              ---------          ---------

                Net cash used in investing activities...................        (16,762)           (11,136)
                                                                              ---------          ---------

Cash flows from financing activities:
    Net increase in deposits............................................         19,943             10,698
    Proceeds from sale of common stock, net of offering costs...........              -              1,931
    Net repayment of other borrowings...................................         (3,524)            (2,110)
    Net repayment of federal funds purchased............................              -             (1,155)
                                                                              ---------          ---------

                Net cash provided by financing activities...............         16,419              9,364
                                                                              ---------          ---------

Net decrease in cash and cash equivalents...............................            (44)            (1,168)

Cash and cash equivalents at beginning of period........................          4,281              5,288
                                                                              ---------          ---------

Cash and cash equivalents at end of period..............................      $   4,237              4,120
                                                                              =========          =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest........................................................      $     718                598
                                                                              =========          =========

        Income taxes....................................................      $       -                  -
                                                                              =========          =========

    Noncash transaction:
        Accumulated other comprehensive income (loss), net
            change in unrealized gain on securities available for
            sale, net of tax............................................      $      39                (84)
                                                                              =========          =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

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

        In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at March 31, 2003, and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

    BASIS OF PRESENTATION. The accompanying condensed consolidated financial statements of the Company include the accounts of Jacksonville Bancorp, the Bank and the Insurance Agency (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) LOAN IMPAIRMENT AND LOAN LOSSES. Loans identified as impaired at March 31, 2003 and 2002 and for the three-month periods then ended are as follows (in thousands):

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  --------------------
                                                                                   2003          2002
                                                                                   ----          ----
          Gross loans with related allowance for losses recorded,
            at end of period..............................................        $ 1,402            -

          Less:  Allowance on these loans.................................           (638)           -
                                                                                  -------       ------

          Net investment in impaired loans, at end of period..............        $   764            -
                                                                                  =======       ======

          Average investment in impaired loans............................        $   389            -
                                                                                  =======       ======

          Interest income recognized on impaired loans....................        $     -            -
                                                                                  =======       ======

          Interest income received on impaired loans......................        $     -            -
                                                                                  =======       ======

Nonaccrual and past due loans were as follows (in thousands):
                                                                                       AT MARCH 31,
                                                                                  --------------------
                                                                                   2003          2002
                                                                                   ----          ----
          Nonaccrual loans.................................................       $ 1,042          162
          Past due ninety days or more, but still accruing.................             -          150
                                                                                  -------       ------

                                                                                  $ 1,042          312
                                                                                  =======       ======

                                                                                               (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

     An analysis of the change in the allowance for loan losses follows (in thousands):

                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                                  --------------------
                                                                                   2003          2002
                                                                                   ----          ----
          Balance at beginning of period...................................       $ 1,100          657
          Charge-offs .....................................................           (23)           -
          Provision for loan losses........................................           356          107
                                                                                  -------       ------

          Balance at end of period.........................................       $ 1,433          764
                                                                                  =======       ======

(3) EARNINGS PER SHARE. Basic earnings per share has been computed on the basis of the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share were computed based on the weighted average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. Earnings per common share have been computed based on the following:

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                -----------------------
                                                                                  2003           2002
                                                                                  ----           ----

          Weighted average number of common shares outstanding used
               to calculate basic earnings per common share................     1,467,066     1,039,585
          Effect of dilutive stock options.................................        25,586             -
                                                                                ---------     ---------

          Weighted average number of common shares outstanding used
               to calculate diluted earnings per common share..............     1,492,652     1,039,585
                                                                                =========     =========

(4) REGULATORY MATTERS. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at March 31, 2003, of the regulatory capital requirements and the Bank's actual capital on a percentage basis:

                                                                                          REGULATORY
                                                                                ACTUAL    REQUIREMENT
                                                                                ------    -----------

          Total capital to risk-weighted assets............................      10.23%       8.00%
          Tier 1 capital to risk-weighted assets...........................       9.11%       4.00%
          Tier 1 capital to average assets - leverage ratio................       8.41%       4.00%

                                                                                              (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(5) STOCK OPTIONS. The Company established a Stock Option plan (the
        "Plan") for its directors, officers and employees. The total number of options which can be granted under this plan is 220,099. Both qualified and nonqualified options can be granted, and all options have ten year terms and vest over periods up to five years. As of March 31, 2003, 80,242 shares remain available to be granted under the Plan. A summary of stock option transactions follows (dollars in thousands, except per share amounts):

                                                                           AVERAGE     RANGE     AGGREGATE
                                                            NUMBER OF     PER SHARE      OF       OPTION
                                                              SHARES       PRICES      PRICES      PRICE
                                                            ---------     ---------   --------   ---------

          Outstanding at December 31, 2001...............    135,857       $ 10.00     $ 10.00    $ 1,359
          Options granted................................      4,000         10.00       10.00         40
                                                             -------       -------     -------    --------

          Outstanding at March 31, 2002..................    139,857         10.00       10.00      1,399
                                                             =======                              =======

          Outstanding at December 31, 2002
                and March 31, 2003.......................    139,857       $ 10.00     $ 10.00    $ 1,399
                                                             =======                              =======

    The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation (dollars in thousands, except per share amounts):

                                                                                            THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            --------------------
                                                                                            2003           2002
                                                                                            ----           ----
          Net earnings, as reported....................................................     $  53            50

          Deduct:  Total stock-based employee compensation determined under
                the fair value based method for all awards, net of related tax effect..        (5)          (11)
                                                                                            -----         -----

          Proforma net earnings........................................................     $  48            39
                                                                                            =====         =====

          Basic earnings per share:
                As reported............................................................     $ .04           .05
                                                                                            =====         =====

                Proforma...............................................................     $ .03           .04
                                                                                            =====         =====

          Diluted earnings per share:
                As reported............................................................     $ .04           .05
                                                                                            =====         =====

                Proforma...............................................................     $ .03           .04
                                                                                            =====         =====

                                                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(5) STOCK OPTIONS, CONTINUED. In order to calculate the fair value of the options, it was assumed that the risk-free interest rate was 5.26% during the period ended March 31, 2002, there would be no dividends paid by the Company over the exercise period, the expected life of the options would be the entire exercise period, and stock volatility would be .13%. For purposes of the proforma disclosures the estimated fair value is treated as expense during the vesting period. There were no options granted during the three months ended March 31, 2003. The following information summarizes the fair value of options granted under the plan:

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                  ------------------------
                                                                                     2003          2002
                                                                                     ----          ----
          Weighted-average per share grant-date fair value of options
                issued during the period.....................................       $    -          4.17
                                                                                    ======        ======

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                        REVIEW BY INDEPENDENT ACCOUNTANTS



Hacker, Johnson & Smith PA, the Company's independent accountants, have made a limited review of the interim financial data as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                         INDEPENDENT ACCOUNTANT'S REPORT



The Board of Directors
Jacksonville Bancorp, Inc.
Jacksonville, Florida:


     We have reviewed the accompanying condensed consolidated balance sheet of Jacksonville Bancorp, Inc. and Subsidiary (the "Company") as of March 31, 2003, and the related condensed consolidated statements of earnings, stockholders' equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 6, 2003 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



HACKER, JOHNSON & SMITH PA
Tampa, Florida
May 5, 2003

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of cash during the three months ended March 31, 2003, was the net increase in deposits of $19.9 million. During the three months ended March 31, 2003, cash was used to originate loans, net of repayments, of $13.8 million, purchase securities totaling approximately $3.5 million and to repay other borrowings totaling approximately $3.5 million. The Company had time deposits of $54.7 million maturing in one year or less at March 31, 2003. The Company exceeded its regulatory liquidity requirements at March 31, 2003.

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial statements.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

     Commitments to extend credit are agreements to lend a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY


     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

     Commitments to extend credit, unused lines of credit and standby letters of credit typically result in loans with a market interest rate when funded. A summary of the contract amounts of the Company's financial instruments, with off-balance sheet risk at March 31, 2003, follows (in thousands):

                                                         CONTRACT
                                                          AMOUNT
                                                        ---------

          Commitments to extend credit............      $   5,249
                                                        =========

          Unused lines of credit..................      $  14,120
                                                        =========

          Standby letters of credit...............      $     836
                                                        =========

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

RESULTS OF OPERATIONS

The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition, the Company's net earnings are also affected by the level of nonperforming loans and foreclosed real estate, as well as the level of its noninterest income, and its noninterest expenses, such as salaries and employee benefits, and occupancy and equipment costs.

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

                                                                           THREE MONTHS ENDED MARCH 31,
                                                     -------------------------------------------------------------------
                                                                    2003                               2002
                                                     ---------------------------------- --------------------------------
                                                                  INTEREST     AVERAGE               INTEREST   AVERAGE
                                                       AVERAGE       AND       YIELD/     AVERAGE       AND     YIELD/
                                                       BALANCE    DIVIDENDS     RATE      BALANCE    DIVIDENDS   RATE
                                                       -------    ---------     ----      -------    ---------   ----
                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Loans (1).....................................  $ 114,055      1,771       6.30%   $ 73,611       1,252      6.90%
     Securities....................................     13,852        199       5.83       8,171         131      6.50
     Other interest-earning assets (2).............      2,446          7       1.16       1,977           9      1.85
                                                     ---------    -------               --------     -------

        Total interest-earning assets..............    130,353      1,977       6.15      83,759       1,392      6.74
                                                                  -------                            -------

Noninterest-earning assets.........................      8,548                             9,040
                                                     ---------                          --------

        Total assets...............................  $ 138,901                          $ 92,799
                                                     =========                          ========

Interest-bearing liabilities:
     Savings and NOW deposits......................     18,641         55       1.20      20,875         136      2.64
     Money market deposits.........................      3,999         11       1.12       2,862          16      2.27
     Time deposits.................................     85,195        659       3.14      47,648         458      3.90
     Other borrowings..............................      1,657          8       1.96         367           2      2.21
                                                     ---------    -------               --------     -------

        Total interest-bearing liabilities.........    109,492        733       2.72      71,752         612      3.46
                                                                  -------                            -------

Noninterest-bearing liabilities....................     16,635                            13,517
Stockholders' equity...............................     12,774                             7,530
                                                     ---------                          --------

        Total liabilities and stockholders' equity.  $ 138,901                          $ 92,799
                                                     =========                          ========

Net interest/dividend income.......................               $ 1,244                            $   780
                                                                  =======                            =======

Interest rate spread (3)...........................                             3.43%                             3.28%
                                                                                ====                              ====

Net interest margin (4)............................                             3.87%                             3.78%
                                                                                ====                              ====

Ratio of average interest-earning assets to
     average interest-bearing liabilities..........       1.19                              1.17
                                                          ====                              ====

-------------
1)   Includes nonaccrual loans.
2)   Includes federal funds sold.
3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
4) Net interest margin is net interest income divided by average interest-earning assets.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

COMPARISON OF THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2002

    GENERAL. Net earnings for the three months ended March 31, 2003, was $53,000 or $.04 per basic and diluted share compared to net earnings of $50,000 or $.05 per basic and diluted share for 2002.

    INTEREST INCOME. Interest income was $1,977,000 for the three months ended
       March 31, 2003, compared to $1,392,000 for the three months ended March 31, 2002. Interest income earned on loans increased to $1,771,000 for the three months ended March 31, 2003, from $1,252,000 for the three months ended March 31, 2002, due to an increase in the average loan portfolio balance to $114.1 million for the three months ended March 31, 2003 compared to $73.6 million for the three months ended March 31, 2002. This increase was partially offset by a decrease in the average yield earned to 6.30% in 2003 from 6.90% in 2002. Interest on securities increased to $199,000 for the three months ended March 31, 2003, from $131,000 for the three months ended March 31, 2002, due primarily to an increase in the average investment portfolio balance.

    INTEREST EXPENSE. Interest expense on interest-bearing liabilities increased to $733,000 for the three months ended March 31, 2003, from $612,000 for the three months ended March 31, 2002, due to an increase in average interest-bearing liabilities to $109.5 million for the three months ended March 31, 2003, from $71.8 million for the three months ended March 31, 2002. The increase was partially offset by a decrease in the average rate paid on interest-bearing liabilities to 2.72% for the three months ended March 31, 2003, from 3.46% for the three months ended March 31, 2002.

    PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $356,000 for the three month period ended March 31, 2003, compared to $107,000 for the same period in 2002. The increase in the provision for loan losses resulted primarily from specific allowances with respect to two commercial loans that were impaired as of March 31, 2003. The allowance for loan losses was $1,433,000 at March 31, 2003, which management believes is adequate.

    NONINTEREST INCOME. Noninterest income was $152,000 for the three months ended March 31, 2003, compared to $161,000 for the 2002 period. Service charges on deposit accounts totaled $131,000 in 2003, up from $116,000 in 2002, due to an increase in the average number of deposit accounts.

    NONINTEREST EXPENSE. Noninterest expense increased to $955,000 for the three months ended March 31, 2003, from $754,000 for the three months ended March 31, 2002. Salaries and employee benefits was the largest noninterest expense increasing from $382,000 during the three months ended March 31, 2002, to $500,000 for the 2003 period. In addition, professional fees increased from $23,000 for the three months ended March 31, 2002, to $64,000 for the 2003 period. The increase in total noninterest expenses relates to the overall growth of the Company.

    INCOME TAXES. Income taxes for the three months ended March 31, 2003, were $32,000 (an effective rate of 37.7%) compared to income taxes of $30,000 for the three months ended March 31, 2002 (an effective tax rate of 37.5%).

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. The Company has little or no risk related to trading accounts, commodities or foreign exchange.

Management actively monitors and manages its interest rate risk exposure. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on the Company's net interest income and capital, while adjusting the Company's asset-liability structure to obtain the maximum yield-cost spread on that structure. Management relies primarily on its asset liability structure to control interest rate risk. However, a sudden and substantial change in interest rates could adversely impact the Company's earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. There have been no significant changes in the Company's market risk exposure since December 31, 2002.

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

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part, and are hereby incorporated by reference from the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815. The exhibit marked by a double asterisk (**) was previously filed as a part of the June 30, 1999 Form 10-QSB filed with the Securities and Exchange Commission on August 13, 1999. The exhibit marked by a triple asterisk (***) was previously filed as part of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 9, 1999. The exhibits marked by four asterisks (****) were previously filed as part of the June 30, 2002 Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2002.

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

(b) REPORTS ON FORM 8-K. During the three months ended March 31, 2003, no Form 8-K was filed by the Company.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       JACKSONVILLE BANCORP, INC. AND SUBSIDIARY
                                       (Registrant)



Date:  May 15, 2003                     By: /s/ Gilbert J. Pomar, III
      -----------------------              -------------------------------------
                                           Gilbert J. Pomar, III, President and
                                             Chief Executive Officer



Date:  May 15, 2003                     By: /s/ Cheryl L. Whalen
      -----------------------              -------------------------------------
                                           Cheryl L. Whalen, Executive Vice
                                           President and Chief Financial Officer

                                 CERTIFICATIONS


     I, Gilbert J. Pomar, III, certify, that:

     1. I have reviewed this quarterly report on Form 10-QSB of Jacksonville Bancorp, Inc. and Subsidiary;

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


     Date:  May 15, 2003                By:  /s/ Gilbert J. Pomar, III
            ---------------                 -----------------------------------
                                            Gilbert J. Pomar, III, President and
                                              Chief Executive Officer

     I, Cheryl L. Whalen, certify, that:

     1. I have reviewed this quarterly report on Form 10-QSB of Jacksonville Bancorp, Inc. and Subsidiary;

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

     Date:   May 15, 2003                  By: /s/ Cheryl L. Whalen
             ----------------                  --------------------------------
                                               Cheryl L. Whalen, Executive Vice
                                               President and Chief Financial
                                               Officer