Form 10QSB
period 2003-06-30
JACKSONVILLE BANCORP INC /FL/
filed 2003-08-18
CIK 1071264

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 X    Quarterly report under Section 13 or 15(d) of the Securities Exchange Act
----  of 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

      Transition report under Section 13 or 15(d) of the Exchange Act
----

      For the transition period from           to
                                    ---------    ---------

Commission file number 000-30248
                       ---------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

COMMON STOCK, PAR VALUE $.01 PER SHARE                   1,467,066 SHARES
--------------------------------------                 --------------------
             (Class)                               Outstanding at August 4, 2003

Transitional Small Business Format (check one): YES          NO  X
                                                    -----      -----
================================================================================

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS                                             PAGE
                                                                            ----
     Condensed Consolidated Balance Sheets -
       At June 30, 2003 (Unaudited) and At December 31, 2002...................2

     Condensed Consolidated Statements of Earnings (Unaudited) -
       Three and Six Months Ended June 30, 2003 and 2002.......................3

     Condensed Consolidated Statements of Stockholders' Equity
       (Unaudited) - Six Months Ended June 30, 2003 and 2002...................4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Six Months Ended June 30, 2003 and 2002.................................5

     Notes to Condensed Consolidated Financial Statements (Unaudited).......6-10

     Review by Independent Accountants........................................11

     Report on Review by Independent Accountants..............................12

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS.............................................13-18

   ITEM 3. CONTROLS AND PROCEDURES............................................19

PART II. OTHER INFORMATION

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............20

   ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................21

SIGNATURES....................................................................22

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                                            JUNE 30,        DECEMBER 31,
                                                                                            --------        ------------
    ASSETS                                                                                   2003               2002
                                                                                             ----               ----
                                                                                          (Unaudited)
Cash and due from banks..............................................................    $    7,129              3,924
Federal funds sold...................................................................         3,430                357
                                                                                          ---------            -------
              Total cash and cash equivalents........................................        10,559              4,281

Securities available for sale........................................................        14,773             12,481
Securities held to maturity..........................................................            50                 50
Loans, net of allowance for loan losses of $1,656 in 2003 and $1,100 in 2002.........       134,309            108,933
Accrued interest receivable..........................................................           892                660
Premises and equipment, net..........................................................         3,053              3,122
Federal Home Loan Bank stock, at cost................................................           266                132
Deferred income taxes................................................................           763                988
Other assets.........................................................................           266                184
                                                                                          ---------            -------
              Total assets...........................................................     $ 164,931            130,831
                                                                                          =========            =======
    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits..............................................        23,349             16,781
    Money market, NOW and savings deposits...........................................        27,874             20,931
    Time deposits....................................................................       100,295             72,416
                                                                                          ---------            -------
              Total deposits.........................................................       151,518            110,128

    Federal funds purchased..........................................................         -                  3,000
    Other borrowings.................................................................         -                  4,747
    Other liabilities................................................................           472                389
                                                                                          ---------            -------
              Total liabilities......................................................       151,990            118,264
                                                                                          ---------            -------
Stockholders' equity:
    Preferred stock, $.01 par value; 2,000,000 shares authorized,
         none issued or outstanding..................................................         -                  -
    Common stock, $.01 par value; 8,000,000 shares authorized,
         1,467,066 shares issued and outstanding.....................................            15                 15
    Additional paid-in capital.......................................................        14,229             14,229
    Accumulated deficit..............................................................        (1,542)            (1,793)
    Accumulated other comprehensive income...........................................           239                116
                                                                                          ---------            -------
              Total stockholders' equity.............................................        12,941             12,567
                                                                                          ---------            -------
              Total liabilities and stockholders' equity.............................     $ 164,931            130,831
                                                                                          =========            =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                        JUNE 30,                     JUNE 30,
                                                               ------------------------   ---------------------------
                                                                  2003           2002           2003          2002
                                                               ----------     ---------       ---------     ---------
Interest income:
   Loans....................................................   $    1,947         1,452           3,718         2,704
   Securities...............................................          207           151             406           282
   Other interest-earning assets............................            3             8              10            17
                                                               ----------     ---------       ---------     ---------
      Total interest income.................................        2,157         1,611           4,134         3,003
                                                               ----------     ---------       ---------     ---------
Interest expense:
   Deposits.................................................          768           663           1,493         1,273
   Other borrowings.........................................           13             1              21             3
                                                               ----------     ---------       ---------     ---------
      Total interest expense................................          781           664           1,514         1,276
                                                               ----------     ---------       ---------     ---------
      Net interest income before provision for loan losses..        1,376           947           2,620         1,727

Provision for loan losses...................................          222           138             578           245
                                                               ----------     ---------       ---------     ---------
      Net interest income after provision for loan losses...        1,154           809           2,042         1,482
                                                               ----------     ---------       ---------     ---------
Noninterest income:
   Service charges on deposit accounts......................          158            96             289           212
   Other....................................................           30            13              51            58
                                                               ----------     ---------       ---------     ---------
      Total noninterest income..............................          188           109             340           270
                                                               ----------     ---------       ---------     ---------
Noninterest expense:
   Salaries and employee benefits...........................          480           367             980           749
   Occupancy expense........................................          163           128             311           270
   Professional fees........................................           48            43             112            66
   Data processing..........................................           98            94             198           203
   Printing and office supplies.............................           10            19              21            41
   Advertising..............................................           34            26              63            36
   Other ...................................................          192            90             295           156
                                                               ----------     ---------       ---------     ---------
      Total noninterest expense.............................        1,025           767           1,980         1,521
                                                               ----------     ---------       ---------     ---------
Earnings before income taxes................................          317           151             402           231

      Income taxes..........................................          119            57             151            87
                                                               ----------     ---------       ---------     ---------
Net earnings................................................   $      198            94             251           144
                                                               ==========     =========       =========     =========
Basic earnings per share....................................   $      .13           .07             .17           .12
                                                               ==========     =========       =========     =========
Weighted average number of shares outstanding for basic.....    1,467,066     1,363,467       1,467,066     1,202,421
                                                               ==========     =========       =========     =========
Diluted earnings per share..................................   $      .13           .07             .17           .12
                                                               ==========     =========       =========     =========
Weighted average number of shares outstanding for diluted...    1,495,281     1,367,461       1,493,982     1,202,421
                                                               ==========     =========       =========     =========
Dividends per share.........................................        -             -               -             -
                                                               ==========     =========       =========     =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                             (Dollars in thousands)


                                                                                                     ACCUMULATED
                                                                                                        OTHER
                                                                                                       COMPRE-
                                                           COMMON STOCK      ADDITIONAL                HENSIVE      TOTAL
                                                           ------------       PAID-IN    ACCUMULATED   INCOME   STOCKHOLDERS'
                                                        SHARES      AMOUNT    CAPITAL      DEFICIT     (LOSS)      EQUITY
                                                        ------      ------    -------      -------     ------      ------
Balance at December 31, 2001 .......................  1,017,066     $ 10       9,705       (2,377)      (41)        7,297
                                                                                                                   ------
Comprehensive income:
  Net earnings (unaudited) .........................       -          -          -            144        -           144

  Net change in unrealized gain (loss) on securities
    available for sale, net of income tax of $51
    (unaudited) ....................................       -          -          -            -          86            86
                                                                                                                   ------
  Comprehensive income (unaudited)                                                                                    230
                                                                                                                   ------
Proceeds from sale of common stock, net of
      offering costs of $195 (unaudited) ...........    450,000        5       4,525          -          -          4,530
                                                      ---------     ----      ------       ------       ---        ------
Balance at June 30, 2002 (unaudited) ...............  1,467,066     $ 15      14,230       (2,233)       45        12,057
                                                      =========     ====      ======       ======       ===        ======

Balance at December 31, 2002 .......................  1,467,066     $ 15      14,229       (1,793)      116        12,567
                                                                                                                   ------
Net earnings (unaudited) ...........................        -         -          -            251        -            251

Comprehensive income:
  Net change in unrealized gain on securities
    available for sale, net of income tax of $74
    (unaudited) ....................................        -         -          -            -         123           123
                                                                                                                   ------
  Comprehensive income (unaudited) .................                                                                  374
                                                      ---------     ----      ------       ------       ---        ------
Balance at June 30, 2003 (unaudited) ...............  1,467,066     $ 15      14,229       (1,542)      239        12,941
                                                      =========     ====      ======       ======       ===        ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                        ----------------
                                                                                        2003        2002
                                                                                        ----        ----
Cash flows from operating activities:
    Net earnings...............................................................     $     251          144
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization..........................................           139          142
        Provision for loan losses..............................................           578          245
        Net amortization of deferred loan costs................................             6            4
        Deferred income taxes..................................................           151           87
        Net amortization (accretion) of securities.............................             4          (18)
        Increase in accrued interest receivable and other assets...............          (314)         (16)
        Increase in other liabilities..........................................            83          191
                                                                                    ---------      -------
                Net cash provided by operating activities......................           898          779
                                                                                    ---------      -------
Cash flows from investing activities:
    Purchase of securities available for sale..................................        (6,625)      (2,975)
    Proceeds from maturities, calls and principal paydowns of securities
        available for sale.....................................................         4,526          387
    Net increase in loans......................................................       (25,960)     (22,417)
    Net purchases of premises and equipment....................................           (70)         (53)
    Purchase of Federal Home Loan Bank stock...................................          (134)         (69)
                                                                                    ---------      -------
                Net cash used in investing activities..........................       (28,263)     (25,127)
                                                                                    ---------      -------
Cash flows from financing activities:
    Net increase in deposits...................................................        41,390       29,678
    Proceeds from sale of common stock, net of offering costs..................           -          4,530
    Net repayment of other borrowings..........................................        (4,747)      (2,110)
    Net repayment of federal funds purchased...................................        (3,000)      (1,250)
                                                                                    ---------      -------
                Net cash provided by financing activities......................        33,643       30,848
                                                                                    ---------      -------
Net increase in cash and cash equivalents......................................         6,278        6,500

Cash and cash equivalents at beginning of period...............................         4,281        5,288
                                                                                    ---------      -------
Cash and cash equivalents at end of period.....................................     $  10,559       11,788
                                                                                    =========      =======
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest...............................................................     $   1,496        1,242
                                                                                    =========      =======
        Income taxes...........................................................     $     -            -
                                                                                    =========      =======
    Noncash transaction:
        Accumulated other comprehensive income, change in
            unrealized gain on securities available for sale, net of tax.......     $     123           86
                                                                                    =========      =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES GENERAL. Jacksonville Bancorp, Inc. ("Jacksonville Bancorp") was incorporated on October 24, 1997. Jacksonville Bancorp owns 100% of the outstanding common stock of The Jacksonville Bank (the "Bank"). Jacksonville Bancorp's only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals through three banking offices in Jacksonville, Florida. The primary business activities of the Bank's wholly-owned subsidiary, Fountain Financial, Inc., (the "Insurance Agency") consist of referral of customers of the Bank to third parties for sale of insurance products.

      In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at June 30, 2003, the results of operations for the three- and six-month periods ended June 30, 2003 and 2002, and cash flows for the six-month periods ended June 30, 2003 and 2002. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

      BASIS OF PRESENTATION. The accompanying condensed consolidated financial statements include the accounts of Jacksonville Bancorp, the Bank and the Insurance Agency (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(2) LOAN IMPAIRMENT AND LOAN LOSSES. An analysis of the change in the allowance for loan losses follows (in thousands).

                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                                 JUNE 30,           JUNE 30,
                                            ------------------  ----------------
                                             2003       2002      2003    2002
                                             ----       ----      ----    ----
        Balance at beginning of period ...  $ 1,433     764      1,100     657
        Charge-offs.......................     -         -         (23)     -
        Recoveries........................        1      -           1      -
        Provision for loan losses.........      222     138        578     245
                                            -------     ---      -----     ---
        Balance at end of period..........  $ 1,656     902      1,656     902
                                            =======     ===      =====     ===

      Nonaccrual and past due loans were as follows (in thousands).

                                                                  AT JUNE 30,
                                                                ---------------
                                                                  2003    2002
                                                                  ----    ----
    Nonaccrual loans........................................... $ 1,668    851
    Past due ninety days or more, but still accruing...........     296     -
                                                                -------    ---
                                                                $ 1,964    851
                                                                =======    ===

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(2) LOAN IMPAIRMENT AND LOAN LOSSES, CONTINUED. The following summarizes the amount of impaired loans (in thousands).

                                                                   AT
                                                         -----------------------
                                                         JUNE 30,   DECEMBER 31,
                                                           2003        2002
                                                           ----        ----
        Loans identified as impaired:
            Gross loans with related allowance for
               losses recorded.........................   $ 1,402       388
            Less allowance for losses on these loans...       638        58
                                                          -------       ---
        Net investment in impaired loans...............   $   764       330
                                                          =======       ===

    The average net investment in impaired loans and interest income recognized and received on impaired loans are as follows (in thousands).

                                                        THREE          SIX
                                                     MONTHS ENDED  MONTHS ENDED
                                                       JUNE 30,      JUNE 30,
                                                     ------------  ------------
                                                     2003    2002  2003    2002
                                                     ----    ----  ----    ----

        Average net investment in impaired
           loans................................... $ 764      -    577      -
                                                    =====     ===   ===     ===
        Interest income recognized on impaired
           loans................................... $   -      -     -       -
                                                    =====     ===   ===     ===
        Interest income received on impaired
           loans................................... $   -      -     -       -
                                                    =====     ===   ===     ===

(3) EARNINGS PER SHARE. Basic earnings per share has been computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method. The following tables present the calculations of earnings per share (dollars in thousands, except per share amounts).

                                       THREE MONTHS ENDED JUNE 30, 2003    SIX MONTHS ENDED JUNE 30, 2003
                                       --------------------------------    ------------------------------
                                                 WEIGHTED                            WEIGHTED
                                                  AVERAGE     PER SHARE              AVERAGE      PER SHARE
                                       EARNINGS   SHARES        AMOUNT   EARNINGS     SHARES        AMOUNT
                                       --------   ------        ------   --------     ------        ------
      Basic earnings per share:
           Net earnings available to
              common stockholders...... $ 198    1,467,066      $ .13     $ 251       1,467,066      $ .17
                                                                =====                                =====
      Effect of dilutive securities:
           Incremental shares from
              assumed exercise of
              options..................             28,215                               26,916
                                                 ---------                            ---------
      Diluted earnings per share:
           Net earnings available to
              common stockholders and
              assumed conversion....... $ 198    1,495,281      $ .13     $ 251       1,493,982      $ .17
                                        =====    =========      =====     =====       =========      =====

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(3) EARNINGS PER SHARE, CONTINUED.

                                      THREE MONTHS ENDED JUNE 30, 2002    SIX MONTHS ENDED JUNE 30, 2002
                                      --------------------------------    ------------------------------
                                                 WEIGHTED                           WEIGHTED
                                                  AVERAGE   PER SHARE                AVERAGE      PER SHARE
                                       EARNINGS   SHARES     AMOUNT     EARNINGS     SHARES        AMOUNT
                                       --------   ------     ------     --------     ------        ------
      Basic earnings per share:
           Net earnings available to
              common stockholders......  $ 94    1,363,467     $ .07     $ 144       1,202,421     $ .12
                                                               =====                               =====
      Effect of dilutive securities-
           Incremental shares from
              assumed exercise of
              options..................              3,994                               -
                                                 ---------                           ---------
      Diluted earnings per share:
           Net earnings available to
              common stockholders and
              assumed conversion.......  $ 94    1,367,461     $ .07     $ 144       1,202,421     $ .12
                                         ====    =========     =====     =====       =========     =====

(4) REGULATORY MATTERS. The Bank is required to maintain certain minimum regulatory capital requirements. The following is a summary at June 30, 2003, of the regulatory capital requirements and the Bank's actual capital on a percentage basis.

                                                                     REGULATORY
                                                             ACTUAL  REQUIREMENT
                                                             ------  -----------
      Total capital to risk-weighted assets.................  9.76%     8.00%
      Tier 1 capital to risk-weighted assets................  8.56%     4.00%
      Tier 1 capital to average assets - leverage ratio.....  7.79%     4.00%

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(5) STOCK OPTIONS. The Company established a Stock Option plan (the "Plan") for its directors, officers and employees. The total number of options which can be granted under this plan is 220,099. Both qualified and nonqualified options can be granted, and all options have ten year terms and vest over periods up to five years. As of June 30, 2003, 80,242 shares remain available to be granted under the Plan. A summary of stock option transactions follows (dollars in thousands, except per share amounts).

                                                     AVERAGE   RANGE   AGGREGATE
                                        NUMBER OF   PER SHARE   OF      OPTION
                                         SHARES       PRICES   PRICES    PRICE
                                         ------       ------   ------    -----
      Outstanding at December 31, 2001..  135,857    $ 10.00  $ 10.00   $ 1,359
      Options granted...................    4,000      10.00    10.00        40
                                          -------                       -------

      Outstanding at June 30, 2002......  139,857      10.00    10.00     1,399
                                          =======                       =======

      Outstanding at December 31, 2002
            and June 30, 2003...........  139,857    $ 10.00  $ 10.00   $ 1,399
                                          =======                       =======

      The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation (dollars in thousands, except per share amounts).

                                                       THREE           SIX
                                                    MONTHS ENDED   MONTHS ENDED
                                                       JUNE 30,      JUNE 30,
                                                    ------------   ------------
                                                     2003   2002   2003   2002
                                                     ----   ----   ----   ----
      Net earnings, as reported..................   $ 198     94    251    144

      Deduct:  Total stock-based employee
              compensation determined under the
              fair value based method for all
              awards, net of related tax effect..      (5)   (12)   (10)   (23)
                                                    -----     --    ---    ---
      Proforma net earnings......................   $ 193     82    241    121
                                                    =====    ===    ===    ===
      Basic earnings per share:
                    As reported..................   $ .13    .07    .17    .12
                                                    =====    ===    ===    ===
                    Proforma.....................   $ .13    .06    .16    .10
                                                    =====    ===    ===    ===
      Diluted earnings per share:
                    As reported..................   $ .13    .07    .17    .12
                                                    =====    ===    ===    ===
                    Proforma.....................   $ .13    .06    .16    .10
                                                    =====    ===    ===    ===

                                                                     (continued)

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(5) STOCK OPTIONS, CONTINUED. In order to calculate the fair value of the options, it was assumed that the risk-free interest rate was 5.26% during the period ended June 30, 2002, there would be no dividends paid by the Company over the exercise period, the expected life of the options would be the entire exercise period, and stock volatility would be .13%. For purposes of the proforma disclosures the estimated fair value is treated as expense during the vesting period. There were no options granted during the six months ended June 30, 2003. The following information summarizes the fair value of options granted under the plan.

                                                               SIX MONTHS ENDED
                                                                    JUNE 30,
                                                               -----------------
                                                               2003         2002
                                                               ----         ----
      Weighted average per share grant-date fair value
            of options issued during the period.............. $  -          4.17
                                                              ======        ====

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                        REVIEW BY INDEPENDENT ACCOUNTANTS

Hacker, Johnson & Smith PA, the Company's independent accountants, have made a limited review of the interim financial data as of June 30, 2003, and for the three- and six-month periods ended June 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                         INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Jacksonville Bancorp, Inc.
Jacksonville, Florida:

      We have reviewed the accompanying condensed consolidated balance sheet of Jacksonville Bancorp, Inc. and Subsidiary (the "Company") as of June 30, 2003, the related condensed consolidated statements of earnings for the three- and six-month periods ended June 30, 2003 and 2002 and the related condensed consolidated statements of stockholders' equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

HACKER, JOHNSON & SMITH PA
Tampa, Florida
July 31, 2003

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

      Jacksonville Bancorp, Inc., ("Jacksonville Bancorp") which was incorporated on October 24, 1997, owns 100% of the outstanding common stock of The Jacksonville Bank ("Bank") (collectively, the "Company"). The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals through its three banking offices located in Jacksonville, Florida. The primary business activities of the Bank's wholly-owned subsidiary, Fountain Financial, Inc., consist of referral of customers of the Bank to third parties for sale of insurance products.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of cash during the six months ended June 30, 2003, was the net increase in deposits of $41.4 million and proceeds from maturities, calls and principal paydowns of securities totaling $4.5 million. During the six months ended June 30, 2003, cash was used to originate loans, net of repayments, of $26.0 million, purchase securities totaling approximately $6.6 million and to repay federal funds purchased of $3.0 million and other borrowings of approximately $4.7 million. The Company had time deposits of $61.0 million maturing in one year or less at June 30, 2003. The Company exceeded its regulatory liquidity requirements at June 30, 2003.

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

      Commitments to extend credit are agreements to lend a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customers' credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

      Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

      Commitments to extend credit, unused lines of credit and standby letters of credit typically result in loans with market interest rates when funded. A summary of the contract amounts of the Company's financial instruments, with off-balance sheet risk at June 30, 2003, follows (in thousands):

                                                                      CONTRACT
                                                                       AMOUNT
                                                                      --------
              Commitments to extend credit.........................   $  3,304
                                                                      ========
              Unused lines of credit...............................   $ 18,426
                                                                      ========
              Standby letters of credit............................   $    260
                                                                      ========

      Management believes that the Company has adequate resources to fund all of its commitments and that substantially all of its existing commitments will be funded in 2003.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

RESULTS OF OPERATIONS

The operating results of the Company depend primarily on net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's interest-rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition, the Company's net earnings are affected by the level of nonperforming loans and foreclosed real estate, as well as the level of noninterest income, and noninterest expenses, such as salaries and employee benefits, and occupancy and equipment costs.

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

                                                                          THREE MONTHS ENDED JUNE 30,
                                                     ------------------------------------------------------------------
                                                                    2003                              2002
                                                     -----------------------------------  -----------------------------
                                                                  INTEREST     AVERAGE               INTEREST   AVERAGE
                                                       AVERAGE       AND       YIELD/     AVERAGE       AND     YIELD/
                                                       BALANCE    DIVIDENDS     RATE      BALANCE    DIVIDENDS   RATE
                                                       -------    ---------     ----      -------    ---------   ----
                                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Loans (1).....................................  $ 128,582      1,947       6.07%  $  84,044       1,452      6.93%
     Securities....................................     14,619        207       5.68       9,447         151      6.41
     Other interest-earning assets (2).............      1,129          3       1.07       1,614           8      1.99
                                                     ---------   --------              ---------    --------
         Total interest-earning assets.............    144,330      2,157       5.99      95,105       1,611      6.79
                                                                 --------                           --------
Noninterest-earning assets.........................      8,783                             8,620
                                                     ---------                         ---------
         Total assets..............................  $ 153,113                         $ 103,725
                                                     =========                         =========
Interest-bearing liabilities:
     NOW deposits..................................      3,865          2       0.21%      2,676           4      0.60%
     Money market deposits.........................      3,948         11       1.12       3,195          17      2.13
     Savings deposits..............................     16,252         55       1.36      19,981         139      2.79
     Time deposits.................................     94,424        700       2.97      53,246         503      3.79
     Other borrowings..............................      2,790         13       1.87         124           1      3.23
                                                     ---------   --------              ---------    --------
         Total interest-bearing liabilities........    121,279        781       2.58      79,222         664      3.36
                                                                 --------                           --------
Noninterest-bearing liabilities....................     18,945                            13,554
Stockholders' equity...............................     12,889                            10,949
                                                     ---------                         ---------
         Total liabilities and stockholders' equity  $ 153,113                         $ 103,725
                                                     =========                         =========
Net interest/dividend income.......................              $  1,376                           $    947
                                                                 ========                           ========
Interest rate spread (3)...........................                             3.41%                             3.43%
                                                                                ====                              ====
Net interest margin (4)............................                             3.82%                             3.99%
                                                                                ====                              ====
Ratio of average interest-earning assets to
     average interest-bearing liabilities..........       1.19                              1.20
                                                     =========                         =========

(1)   Includes nonaccrual loans.
(2)   Includes federal funds sold.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

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

                                                                           SIX MONTHS ENDED JUNE 30,
                                                     ------------------------------------------------------------------
                                                                     2003                             2002
                                                     ---------------------------------   ------------------------------
                                                                  INTEREST     AVERAGE               INTEREST   AVERAGE
                                                       AVERAGE       AND       YIELD/     AVERAGE       AND     YIELD/
                                                       BALANCE    DIVIDENDS     RATE      BALANCE    DIVIDENDS   RATE
                                                       -------    ---------     ----      -------    ---------   ----
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Loans (1).....................................  $ 121,359      3,718       6.18%   $ 78,857       2,704      6.91%
     Securities....................................     14,237        406       5.75       8,778         282      6.48
     Other interest-earning assets (2).............      1,784         10       1.13       1,795          17      1.91
                                                     ---------   --------               --------    --------
         Total interest-earning assets.............    137,380      4,134       6.07      89,430       3,003      6.77
                                                                 --------                           --------
Noninterest-earning assets.........................      8,666                             8,863
                                                     ---------                          --------
         Total assets..............................  $ 146,046                          $ 98,293
                                                     =========                          ========
Interest-bearing liabilities:
     NOW deposits..................................      3,309          3       0.18%      2,866           8      0.56%
     Money market deposits.........................      3,974         22       1.12       3,029          34      2.26
     Savings deposits..............................     16,074        109       1.37      18,905         271      2.89
     Time deposits.................................     89,885      1,359       3.05      50,463         960      3.84
     Other borrowings..............................      2,226         21       1.90         245           3      2.47
                                                     ---------   --------               --------    --------
         Total interest-bearing liabilities........    115,468      1,514       2.64      75,508       1,276      3.41
                                                                 --------                           --------
Noninterest-bearing liabilities....................     17,746                            13,536
Stockholders' equity...............................     12,832                             9,249
                                                     ---------                          --------
         Total liabilities and stockholders' equity  $ 146,046                          $ 98,293
                                                     =========                          ========
Net interest/dividend income.......................              $  2,620                            $ 1,727
                                                                 ========                           ========
Interest rate spread (3)...........................                             3.43%                             3.36%
                                                                                ====                              ====
Net interest margin (4)............................                             3.85%                             3.89%
                                                                                ====                              ====
Ratio of average interest-earning assets to
     average interest-bearing liabilities..........       1.19                              1.18
                                                     =========                         =========

(1)   Includes nonaccrual loans.
(2)   Includes federal funds sold.
(3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4) Net interest margin is net interest income divided by average interest-earning assets.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

COMPARISON OF THE THREE-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

      GENERAL. Net earnings for the three months ended June 30, 2003, was $198,000 or $.13 per basic and diluted share, compared to net earnings of $94,000 or $.07 per basic and diluted share for 2002.

      INTEREST INCOME. Interest income was $2,157,000 for the three months ended June 30, 2003, compared to $1,611,000 for the three months ended June 30, 2002. Interest income earned on loans increased to $1,947,000 for the three months ended June 30, 2003, from $1,452,000 for the 2002 period, due primarily to an increase in the average loan portfolio balance to $128.6 million for the three months ended June 30, 2003 compared to $84.0 million for the three months ended June 30, 2002. This increase was partially offset by a decrease in the average yield earned to 6.07% in 2003 from 6.93% in 2002. Interest on securities increased to $207,000 for the three months ended June 30, 2003, from $151,000 for the three months ended June 30, 2002, due primarily to an increase in the average investment portfolio balance, partially offset by a decrease in the average yield earned in 2003.

      INTEREST EXPENSE. Interest expense on interest-bearing liabilities increased to $781,000 for the three months ended June 30, 2003, from $664,000 for the three months ended June 30, 2002, due to an increase in average interest-bearing liabilities to $121.3 million for the three months ended June 30, 2003, from $79.2 million for the three months ended June 30, 2002. The increase was partially offset by a decrease in the average rate paid on interest-bearing liabilities to 2.58% for the three months ended June 30, 2003, from 3.36% for the three months ended June 30, 2002.

      PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $222,000 for the three month period ended June 30, 2003, compared to $138,000 for the same period in 2002. The increase in the provision for loan losses resulted primarily from specific allowances with respect to two commercial loans that were impaired as of June 30, 2003. The allowance for loan losses was $1,656,000 at June 30, 2003, which management believes is adequate.

      NONINTEREST INCOME. Noninterest income was $188,000 for the three months ended June 30, 2003, compared to $109,000 for the 2002 period. Service charges on deposit accounts totaled $158,000 in 2003, up from $96,000 in 2002, due to an increase in the average number of deposit accounts.

      NONINTEREST EXPENSE. Noninterest expense increased to $1,025,000 for the three months ended June 30, 2003, from $767,000 for the three months ended June 30, 2002. Salaries and employee benefits was the largest noninterest expense increasing from $367,000 during the three months ended June 30, 2002, to $480,000 for the 2003 period. The increase in total noninterest expenses relates to the overall growth of the Company.

      INCOME TAXES. Income taxes for the three months ended June 30, 2003, were $119,000 (an effective rate of 37.6%) compared to income taxes of $57,000 for the three months ended June 30, 2002 (an effective tax rate of 37.8%).

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

COMPARISON OF THE SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

      GENERAL. Net earnings for the six months ended June 30, 2003, was $251,000 or $.17 per basic and diluted share, compared to net earnings of $144,000 or $.12 per basic and diluted share for 2002.

      INTEREST INCOME. Interest income was $4,134,000 for the six months ended June 30, 2003, compared to $3,003,000 for the six months ended June 30, 2002. Interest income earned on loans increased to $3,718,000 for the six months ended June 30, 2003, from $2,704,000 for the six months ended June 30, 2002, due to an increase in the average loan portfolio balance to $121.4 million for the six months ended June 30, 2003 compared to $78.9 million for the six months ended June 30, 2002. This increase was partially offset by a decrease in the average yield earned to 6.18% in 2003 from 6.91% in 2002. Interest on securities increased to $406,000 for the six months ended June 30, 2003, from $282,000 for the six months ended June 30, 2002, due primarily to an increase in the average investment portfolio balance, partially offset by a decrease in the average yield earned in 2003.

      INTEREST EXPENSE. Interest expense on interest-bearing liabilities increased to $1,514,000 for the six months ended June 30, 2003, from $1,276,000 for the six months ended June 30, 2002, due to an increase in average interest-bearing liabilities to $115.5 million for the six months ended June 30, 2003, from $75.5 million for the six months ended June 30, 2002. The increase was partially offset by a decrease in the average rate paid on interest-bearing liabilities to 2.64% for the six months ended June 30, 2003, from 3.41% for the six months ended June 30, 2002.

      PROVISION FOR LOAN LOSSES. The provision for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $578,000 for the six month period ended June 30, 2003, compared to $245,000 for the same period in 2002. The increase in the provision for loan losses resulted primarily from specific allowances with respect to two commercial loans that were impaired as of June 30, 2003. The allowance for loan losses was $1,656,000 at June 30, 2003, which management believes is adequate.

      NONINTEREST INCOME. Noninterest income was $340,000 for the six months ended June 30, 2003, compared to $270,000 for the 2002 period. Service charges on deposit accounts totaled $289,000 in 2003, up from $212,000 in 2002, due to an increase in the average number of deposit accounts.

      NONINTEREST EXPENSE. Noninterest expense increased to $1,980,000 for the six months ended June 30, 2003, from $1,521,000 for the six months ended June 30, 2002. Salaries and employee benefits was the largest noninterest expense increasing from $749,000 during the six months ended June 30, 2002, to $980,000 for the 2003 period. In addition, professional fees increased from $66,000 for the six months ended June 30, 2002, to $112,000 for the 2003 period. The increase in total noninterest expenses relates to the overall growth of the Company.

      INCOME TAXES. Income taxes for the six months ended June 30, 2003, were $151,000 (an effective rate of 37.6%) compared to income taxes of $87,000 for the six months ended June 30, 2002 (an effective tax rate of 37.7%).

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

ITEM 3. CONTROLS AND PROCEDURES

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

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders (the "Annual Meeting") of Jacksonville Bancorp, Inc. was held on April 30, 2003. At the Annual Meeting 1,190,329 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted on at the Annual Meeting:

      PROPOSAL I.

Election of Class 3 directors, each for a term of three years, as listed below. The votes for all directors were cast in the same manner: 1,190,329 shares were voted for each director, and no shares withheld authority to vote for any director.

           D. Michael Carter, C.P.A.            John C. Kowkabany
           Melvin Gottlieb                      Bennett A. Tavar
           James M. Healey

In addition to the foregoing, the following individuals are directors of Jacksonville Bancorp, Inc., whose terms continued after the Annual Meeting.

           CLASS 1 DIRECTORS:                   CLASS 2 DIRECTORS:
           ------------------                   ------------------
           John W. Rose                          Rudolph A. Kraft
           John R. Schultz                       R.C. Mills
           Price W. Schwenck                     Gilbert J. Pomar, III
           Gary L. Winfield, M.D.                Donald E. Roller
                                                 Charles F. Spencer

      PROPOSAL II.

Approval of the Directors' Stock Purchase Plan, to allow directors to purchase Company stock with established directors' fee amounts as an alternative to direct cash payments. Votes were cast as follows.

                                                                      BROKER
                                                   FOR      AGAINST  NON-VOTES
                                                   ---      -------  ---------
                                                  626,930   39,350    524,049
                                                  =======   ======    =======

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following exhibits are filed with or incorporated by reference into this report. The exhibits which are marked by a single asterisk (*) were previously filed as a part, and are hereby incorporated by reference from the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815. The exhibit marked by a double asterisk (**) was previously filed as a part of the June 30, 1999 Form 10-QSB filed with the Securities and Exchange Commission on August 13, 1999. The exhibit marked by a triple asterisk (***) was previously filed as part of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on November 9, 1999. The exhibits marked by four asterisks (****) were previously filed as part of the June 30, 2002 Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2002. The exhibit marked by five asterisks (*****) was previously filed as part of the Proxy filed on April 10, 2003.

        EXHIBIT NO.        DESCRIPTION OF EXHIBIT
        -----------        ----------------------
        *       3.1        Articles of Incorporation of the Company
        ****    3.2        Amended Bylaws of the Company
        *       4.1        Specimen Common Stock Certificate
        ***     10.1       Stock Option Plan
        ****    10.2       Amendment to Stock Option Plan
        *       10.3       Servicing Agreement with M&I Data Services
        **      10.4       Employment Contract for Gilbert J. Pomar, III
        *****   10.5       Directors' Stock Purchase Plan
                31.1       Certification of Chief Executive  Officer required by
                           Rule 13a-14(a)/15d-14(a) under the Exchange Act
                31.2       Certification of Chief Financial  Officer required by
                           Rule 13a-14(a)/15d-14(a) under the Exchange Act
                32.1       Certification of Chief Executive  Officer pursuant to
                           18  U.S.C.  Section  1350,  as  adopted  pursuant  to
                           Section 906 of Sarbanes-Oxley Act of 2002
                32.2       Certification of Chief Financial  Officer pursuant to
                           18  U.S.C.  Section  1350,  as  adopted  pursuant  to
                           Section 906 of Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K. During the three months ended June 30, 2003, the Company filed a report on Form 8-K dated May 6, 2003, reporting the press release covering the results for the first quarter of 2003.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           JACKSONVILLE BANCORP, INC. AND SUBSIDIARY
                           (Registrant)

Date:  August 13, 2003     By: /s/ Gilbert J. Pomar, III
      -------------------     --------------------------------------------------
                           Gilbert J. Pomar, III, President and
                             Chief Executive Officer

Date:  August 13, 2003     By: /s/ Cheryl L. Whalen
      -------------------     --------------------------------------------------
                           Cheryl L. Whalen, Executive Vice President
                             and Chief Financial Officer