Form 10QSB
period 2003-09-30
JACKSONVILLE BANCORP INC /FL/
filed 2003-11-14
CIK 1071264

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

|_|   Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from           to
                               --------     --------

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

YES  |X| NO |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

COMMON STOCK, PAR VALUE $.01 PER SHARE                    1,467,066 SHARES
--------------------------------------          --------------------------------
              (Class)                           Outstanding at November 12, 2003

Transitional Small Business Format (check one): YES |_|  NO |X|

================================================================================

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                                      INDEX

PART I. FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS                                             PAGE
                                                                            ----
     Condensed Consolidated Balance Sheets -
       At September 30, 2003 (Unaudited) and At December 31, 2002.............2

     Condensed Consolidated Statements of Earnings (Unaudited) -
       Three and Nine Months Ended September 30, 2003 and 2002................3

     Condensed Consolidated Statements of Stockholders' Equity
       (Unaudited) - Nine Months Ended September 30, 2003 and 2002............4

     Condensed Consolidated Statements of Cash Flows (Unaudited) -
       Nine Months Ended September 30, 2003 and 2002..........................5

     Notes to Condensed Consolidated Financial Statements (Unaudited)......6-10

     Review by Independent Accountants.......................................11

     Report on Review by Independent Accountants.............................12

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS............................................13-18

   ITEM 3. CONTROLS AND PROCEDURES...........................................19

PART II. OTHER INFORMATION

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................19

SIGNATURES...................................................................20

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                   SEPTEMBER 30,    DECEMBER 31,
    ASSETS                                             2003             2002
                                                   -------------    ------------
                                                   (Unaudited)
Cash and due from banks ...........................  $   7,403           3,924
Federal funds sold ................................      2,328             357
                                                     ---------         -------
              Total cash and cash equivalents .....      9,731           4,281

Securities available for sale .....................     18,513          12,481
Securities held to maturity .......................         50              50
Loans, net of allowance for loan losses
  of $1,881 in 2003 and $1,100 in 2002 ............    140,571         108,933
Accrued interest receivable .......................        787             660
Premises and equipment, net .......................      2,994           3,122
Federal Home Loan Bank stock, at cost .............        266             132
Deferred income taxes .............................        830             988
Other assets ......................................        252             184
                                                     ---------         -------
              Total assets ........................  $ 173,994         130,831
                                                     =========         =======

    LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
    Noninterest-bearing demand deposits ...........     22,057          16,781
    Money market, NOW and savings deposits ........     35,717          20,931
    Time deposits .................................    102,855          72,416
                                                     ---------         -------
              Total deposits ......................    160,629         110,128

    Federal funds purchased .......................         --           3,000
    Other borrowings ..............................         --           4,747
    Other liabilities .............................        549             389
                                                     ---------         -------
              Total liabilities ...................    161,178         118,264
                                                     ---------         -------
Stockholders' equity:
    Preferred stock, $.01 par value;
         2,000,000 shares authorized,
         none issued or outstanding ...............         --              --
    Common stock, $.01 par value;
         8,000,000 shares authorized,
         1,467,066 shares issued and outstanding ..         15              15
    Additional paid-in capital ....................     14,229          14,229
    Accumulated deficit ...........................     (1,297)         (1,793)
    Accumulated other comprehensive
         (loss) income ............................       (131)            116
                                                     ---------         -------
              Total stockholders' equity ..........     12,816          12,567
                                                     ---------         -------
              Total liabilities and
                stockholders' equity ..............  $ 173,994         130,831
                                                     =========         =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                 SEPTEMBER 30,              SEPTEMBER 30,
                                                            -----------------------    ----------------------
                                                               2003         2002         2003          2002
                                                            ----------    ---------    ---------    ---------
Interest income:
    Loans ...............................................   $    2,048        1,622        5,766        4,326
    Securities ..........................................          242          182          647          464
    Other interest-earning assets .......................            5           12           16           29
                                                            ----------    ---------    ---------    ---------
            Total interest income .......................        2,295        1,816        6,429        4,819
                                                            ----------    ---------    ---------    ---------
Interest expense:
    Deposits ............................................          799          757        2,292        2,030
    Other borrowings ....................................            2           --           23            3
                                                            ----------    ---------    ---------    ---------
            Total interest expense ......................          801          757        2,315        2,033
                                                            ----------    ---------    ---------    ---------
            Net interest income .........................        1,494        1,059        4,114        2,786

Provision for loan losses ...............................          341           97          919          342
                                                            ----------    ---------    ---------    ---------
            Net interest income after provision for
              loan losses ...............................        1,153          962        3,195        2,444
                                                            ----------    ---------    ---------    ---------
Noninterest income:
    Service charges on deposit accounts .................          136          115          425          327
    Other ...............................................           38           38           89           96
                                                            ----------    ---------    ---------    ---------
            Total noninterest income ....................          174          153          514          423
                                                            ----------    ---------    ---------    ---------
Noninterest expense:
    Salaries and employee benefits ......................          484          398        1,464        1,147
    Occupancy expense ...................................          159          164          470          436
    Professional fees ...................................           39           49          151          115
    Data processing .....................................           98          102          296          305
    Advertising .........................................           39           19          102           55
    Other ...............................................          107           92          423          287
                                                            ----------    ---------    ---------    ---------
            Total noninterest expense ...................          926          824        2,906        2,345
                                                            ----------    ---------    ---------    ---------
Earnings before income taxes ............................          401          291          803          522

            Income taxes ................................          156          112          307          199
                                                            ----------    ---------    ---------    ---------
Net earnings ............................................   $      245          179          496          323
                                                            ==========    =========    =========    =========
Basic earnings per share ................................   $      .17          .12          .34          .25
                                                            ==========    =========    =========    =========
Weighted average number of shares outstanding for basic .    1,467,066    1,467,066    1,467,066    1,291,605
                                                            ==========    =========    =========    =========
Diluted earnings per share ..............................   $      .16          .12          .33          .25
                                                            ==========    =========    =========    =========
Weighted average number of shares outstanding for diluted    1,497,760    1,478,264    1,489,499    1,294,181
                                                            ==========    =========    =========    =========
Dividends per share .....................................           --           --           --           --
                                                            ==========    =========    =========    =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                             (Dollars in thousands)

                                                                                                           ACCUMULATED
                                                                                                              OTHER
                                                                                                             COMPRE-
                                                                COMMON STOCK        ADDITIONAL                HENSIVE    TOTAL
                                                              -----------------      PAID-IN    ACCUMULATED   INCOME  STOCKHOLDERS'
                                                              SHARES     AMOUNT      CAPITAL      DEFICIT     (LOSS)     EQUITY
                                                              ------     ------     ----------  -----------  -------- -------------
Balance at December 31, 2001 ............................   1,017,066    $     10       9,705      (2,377)       (41)       7,297
                                                                                                                           ------
Comprehensive income:
  Net earnings (unaudited) ..............................          --          --          --         323         --          323

  Net change in unrealized gain (loss) on
    securities available for sale, net of income
    tax of $85 (unaudited) ..............................          --          --          --          --        141          141
                                                                                                                           ------
  Comprehensive income (unaudited) ......................                                                                     464
                                                                                                                           ------
Proceeds from sale of common stock, net of
  offering costs of $195 (unaudited) ....................     450,000           5       4,525          --         --        4,530
                                                            ---------    --------      ------      ------       ----       ------
Balance at September 30, 2002 (unaudited) ...............   1,467,066    $     15      14,230      (2,054)       100       12,291
                                                            =========    ========      ======      ======       ====       ======
Balance at December 31, 2002 ............................   1,467,066    $     15      14,229      (1,793)       116       12,567
                                                                                                                           ------

Net earnings (unaudited) ................................          --          --          --         496         --          496

Comprehensive income:
  Net change in unrealized gain on securities
    available for sale, net of income tax benefit
    of $149 (unaudited) .................................          --          --          --          --       (247)        (247)
                                                                                                                           ------
  Comprehensive income (unaudited) ......................                                                                     249
                                                            ---------    --------      ------      ------       ----       ------
Balance at September 30, 2003 (unaudited) ...............   1,467,066    $     15      14,229      (1,297)      (131)      12,816
                                                            =========    ========      ======      ======       ====       ======


See Accompanying Notes to Condensed Consolidated Financial Statements.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

                                                                                                            NINE MONTHS ENDED
                                                                                                               SEPTEMBER 30,
                                                                                                       -----------------------------
                                                                                                         2003                 2002
                                                                                                       ---------            --------
Cash flows from operating activities:
    Net earnings ...........................................................................           $    496                 323
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Depreciation and amortization ......................................................                209                 209
        Provision for loan losses ..........................................................                919                 342
        Net amortization of deferred loan (fees) costs .....................................                (14)                  4
        Deferred income taxes ..............................................................                307                 199
        Net accretion of securities ........................................................                (14)                (47)
        Increase in accrued interest receivable and other assets ...........................               (195)                (90)
        Increase in other liabilities ......................................................                160                 216
                                                                                                       --------             -------
                Net cash provided by operating activities ..................................              1,868               1,156
                                                                                                       --------             -------
Cash flows from investing activities:
    Purchases of securities available for sale .............................................            (12,703)             (6,976)
    Calls of securities available for sale .................................................              5,072               2,430
    Principal repayments on securities available for sale ..................................              1,217                 637
    Purchase of Federal Home Loan Bank stock ...............................................               (134)                (69)
    Net increase in loans ..................................................................            (32,543)            (31,130)
    Net purchases of premises and equipment ................................................                (81)                (90)
                                                                                                       --------             -------
                Net cash used in investing activities ......................................            (39,172)            (35,198)
                                                                                                       --------             -------
Cash flows from financing activities:
    Net increase in deposits ...............................................................             50,501              31,791
    Net decrease in other borrowings .......................................................             (4,747)             (2,110)
    Proceeds from sale of common stock, net of offering costs ..............................                 --               4,530
    Net decrease in federal funds purchased ................................................             (3,000)             (1,250)
                                                                                                       --------             -------
                Net cash provided by financing activities ..................................             42,754              32,961
                                                                                                       --------             -------
Net increase (decrease) in cash and cash equivalents .......................................              5,450              (1,081)

Cash and cash equivalents at beginning of period ...........................................              4,281               5,288
                                                                                                       --------             -------
Cash and cash equivalents at end of period .................................................           $  9,731               4,207
                                                                                                       ========             =======
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
        Interest ...........................................................................           $  2,293               1,995
                                                                                                       ========             =======
        Income taxes .......................................................................           $     --                  --
                                                                                                       ========             =======
    Noncash transaction:
        Accumulated other comprehensive income (loss), net change in
            unrealized gain on securities available for sale, net of tax ...................           $   (247)                141
                                                                                                       ========             =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES GENERAL. Jacksonville Bancorp, Inc. ("Jacksonville Bancorp") was
            incorporated on October 24, 1997. Jacksonville Bancorp owns 100% of the outstanding common stock of The Jacksonville Bank (the "Bank"). Jacksonville Bancorp's only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance
            Corporation. The Bank provides a variety of community banking services to businesses and individuals through three banking offices in Jacksonville, Florida. The primary business activities of the Bank's wholly-owned subsidiary Fountain Financial, Inc. (the "Insurance Agency") consist of referral of customers of the Bank to third parties for sale of insurance products.

            In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments (consisting principally of normal recurring accruals) necessary to present fairly the financial position at September 30, 2003, the results of operations for the three- and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

                                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                 SEPTEMBER 30,            SEPTEMBER 30,
                                                              ------------------        -----------------
                                                              2003          2002        2003          2002
                                                              ----          ----        ----          ----
Balance at beginning of period ..........................   $ 1,656          902        1,100          657
Charge-offs .............................................      (116)          --         (138)          --
Recoveries ..............................................        --           --           --           --
Provision for loan losses ...............................       341           97          919          342
                                                            -------          ---        -----          ---
Balance at end of period ................................   $ 1,881          999        1,881          999
                                                            =======          ===        =====          ===

Nonaccrual and past due loans were as follows (in thousands).

                                                           AT SEPTEMBER 30,
                                                         -------------------
                                                         2003           2002
                                                         ----           ----

Nonaccrual loans ...................................    $1,487           192
Past due ninety days or more, but still accruing ...       297            --
                                                        ------           ---
                                                        $1,784           192
                                                        ======           ===

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(2)   LOAN IMPAIRMENT AND LOAN LOSSES,  CONTINUED.  The following summarizes the amount of impaired loans (in thousands).

                                                                 AT
                                                     ---------------------------
                                                     SEPTEMBER 30,  DECEMBER 31,
                                                     -------------  ------------
                                                         2003         2002
                                                         ----         ----
Loans identified as impaired:
    Gross loans with related allowance
      for losses recorded ..........................   $ 1,337            388
    Less allowance for losses on these loans .......       684             58
                                                       -------            ---
Net investment in impaired loans ...................   $   653            330
                                                       =======            ===

The average net investment in impaired loans and interest income  recognized and received on impaired loans are as follows (in thousands).

                                                            THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                SEPTEMBER 30,             SEPTEMBER 30,
                                                            ------------------         -----------------
                                                             2003          2002         2003         2002
                                                             ----          ----         ----         ----
Average net investment in impaired loans ................   $  744           --          626           --
                                                            ======         ====         ====         ====

Interest income recognized on impaired loans ............   $   --           --           --           --
                                                            ======         ====         ====         ====

Interest income received on impaired loans ..............   $   --           --           --           --
                                                            ======         ====         ====         ====

(3)   EARNINGS  PER SHARE.  Basic  earnings  per share has been  computed on the basis of the weighted average number of shares of common stock outstanding. Diluted earnings per share were computed based on the weighted average number of shares outstanding plus the effect of outstanding common stock options and warrants, computed using the treasury stock method. The following tables present the calculations of earnings per share (dollars in thousands, except per share amounts).

                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                SEPTEMBER 30, 2003                     SEPTEMBER 30, 2003
                                      -------------------------------------    -------------------------------------
                                                     WEIGHTED                                  WEIGHTED
                                                     AVERAGE      PER SHARE                    AVERAGE     PER SHARE
                                      EARNINGS        SHARES        AMOUNT     EARNINGS         SHARES       AMOUNT
                                      --------      ----------    ---------    --------       ---------    ---------
Basic earnings per share:
     Net earnings available to
        common stockholders ...       $   245       1,467,066       $.17       $     496       1,467,066       $.34
                                                                    ====                                       ====
Effect of dilutive securities:
     Incremental shares from
        assumed exercise of
        options ...............                        26,432                                     22,433

     Incremental shares from
        assumed exercise of
        warrants ..............                         4,262                                         --
                                                    ---------                                  ---------
Diluted earnings per share:
     Net earnings available to
        common stockholders and
        assumed conversion ....       $   245       1,497,760       $.16       $     496       1,489,499       $.33
                                      =======       =========       ====       =========       =========       ====

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(3)   EARNINGS PER SHARE, CONTINUED.

                                                THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                SEPTEMBER 30, 2002                     SEPTEMBER 30, 2002
                                      -------------------------------------    -------------------------------------
                                                     WEIGHTED                                  WEIGHTED
                                                     AVERAGE      PER SHARE                    AVERAGE     PER SHARE
                                      EARNINGS        SHARES        AMOUNT     EARNINGS         SHARES       AMOUNT
                                      --------      ----------    ---------    --------       ---------    ---------
Basic earnings per share:
     Net earnings available to
        common stockholders ...       $   179       1,467,066       $.12       $     323       1,291,605       $.25
                                                                    ====                                       ====
Effect of dilutive securities:
     Incremental shares from
        assumed exercise of
        options ...............                        11,198                                      2,576
                                                    ---------                                  ---------
Diluted earnings per share:
     Net earnings available to
        common stockholders and
        assumed conversion ....       $   179       1,478,264       $.12       $     323       1,294,181       $.25
                                      =======       =========       ====       =========       =========       ====

(4)   REGULATORY  MATTERS.  The Bank is  required to  maintain  certain  minimum regulatory capital requirements. The following is a summary at September 30, 2003, of the regulatory capital requirements and actual capital on a percentage basis.

                                                                        ACTUAL
                                                                  ------------------       REGULATORY
                                                                  COMPANY       BANK       REQUIREMENT
                                                                  -------       ----       -----------
Total capital to risk-weighted assets......................       10.22%        9.71%          8.00%
Tier 1 capital to risk-weighted assets.....................        8.97%        8.46%          4.00%
Tier 1 capital to average assets - leverage ratio..........        7.75%        7.30%          4.00%

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(5)   STOCK  OPTIONS.  The Company  established a Stock Option plan (the "Plan")
            for its directors, officers and employees. The total number of options which can be granted under this plan is 220,099. Both qualified and nonqualified options can be granted, and all options have ten year terms and vest over periods up to five years. As of September 30, 2003, 80,242 shares remain available to be granted under the Plan. A summary of stock option transactions follows (dollars in thousands, except per share amounts).

                                                                            AVERAGE      RANGE       AGGREGATE
                                                              NUMBER OF    PER SHARE       OF         OPTION
                                                               SHARES       PRICES       PRICES        PRICE
                                                             ----------    ---------    --------     ---------
Outstanding at December 31, 2001 ........................      135,857     $  10.00     $  10.00     $  1,359
Options granted .........................................        4,000        10.00        10.00           40
                                                               -------                               --------
Outstanding at September 30, 2002 .......................      139,857     $  10.00     $  10.00     $  1,399
                                                               =======     ========     ========     ========
Outstanding at December 31, 2002
      and September 30, 2003 ............................      139,857     $  10.00     $  10.00     $  1,399
                                                               =======     ========     ========     ========

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation (dollars in thousands, except per share amounts).

                                                             THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                SEPTEMBER 30,              SEPTEMBER 30,
                                                             ------------------          -----------------
                                                             2003           2002         2003         2002
                                                             ----           ----         ----         ----
Net earnings, as reported ...............................   $   245          179          496          323

Deduct: Total stock-based employee
        compensation determined under the fair
        value based method for all awards, net of
        related tax effect ..............................        (5)         (10)         (14)         (31)
                                                            -------          ---          ---          ---
Proforma net earnings ...................................   $   240          169          482          292
                                                            =======          ===          ===          ===
Basic earnings per share:
              As reported ...............................   $   .17          .12          .34          .25
                                                            =======          ===          ===          ===
              Proforma ..................................   $   .16          .12          .33          .23
                                                            =======          ===          ===          ===
Diluted earnings per share:
              As reported ...............................   $   .16          .12          .33          .25
                                                            =======          ===          ===          ===
              Proforma ..................................   $   .16          .11          .32          .23
                                                            =======          ===          ===          ===

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(5)   STOCK  OPTIONS,  CONTINUED.  In order to  calculate  the fair value of the options, it was assumed that the risk-free interest rate was 5.26% during the period ended September 30, 2002, there would be no dividends paid by the Company over the exercise period, the expected life of the options would be the entire exercise period, and stock volatility would be .13%. For purposes of the proforma disclosures the estimated fair value is treated as expense during the vesting period. There were no options granted during the nine months ended September 30, 2003. The following information summarizes the fair value of options granted under the plan.

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           -------------------
                                                           2003           2002
                                                           ----           ----
Weighted average per share grant-date
      fair value of options
      issued during the period .....................      $  --           4.17
                                                          =====           ====

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                        REVIEW BY INDEPENDENT ACCOUNTANTS

Hacker, Johnson & Smith PA, the Company's independent accountants, have made a limited review of the interim financial data as of September 30, 2003, and for the three- and nine-month periods ended September 30, 2003 and 2002 presented in this document, in accordance with standards established by the American Institute of Certified Public Accountants.

Their report furnished pursuant to Article 10 of Regulation S-X is included herein.

                         INDEPENDENT ACCOUNTANTS' REPORT

The Board of Directors
Jacksonville Bancorp, Inc.
Jacksonville, Florida:

      We have reviewed the accompanying condensed consolidated balance sheet of Jacksonville Bancorp, Inc. and Subsidiary (the "Company") as of September 30, 2003, the related condensed consolidated statements of earnings for the three- and nine-month periods ended September 30, 2003 and 2002 and the related condensed consolidated statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


/s/ Hacker, Johnson & Smith PA

HACKER, JOHNSON & SMITH PA
Tampa, Florida
November 5, 2003

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's primary source of cash during the nine months ended September 30, 2003, was the net increase in deposits of $50.5 million and proceeds from maturities, calls and principal paydowns of securities totaling $6.3 million. During the nine months ended September 30, 2003, cash was used to originate loans, net of repayments, of $32.5 million, purchase securities totaling approximately $12.7 million and to repay federal funds purchased of approximately $3.0 million and other borrowings of approximately $4.7 million. The Company had time deposits of $65.4 million maturing in one year or less at September 30, 2003. The Company exceeded its regulatory liquidity requirements at September 30, 2003.

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

Commitments to extend credit, unused lines of credit and standby letters of credit typically result in loans with market interest rates when funded. A summary of the contract amounts of the Company's financial instruments with off-balance sheet risk at September 30, 2003, follows (in thousands).

                                                                CONTRACT
                                                                 AMOUNT
                                                                --------
      Commitments to extend credit.........................     $  6,295
                                                                ========

      Unused lines of credit...............................     $ 19,542
                                                                ========

      Standby letters of credit............................     $    356
                                                                ========

Management believes that the Company has adequate resources to fund all of its commitments and that substantially all of its existing commitments will be funded in the next twelve months.

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

                                                                              Three Months Ended September 30,
                                                      ---------------------------------------------------------------------------
                                                                       2003                                  2002
                                                      ------------------------------------   ------------------------------------
                                                                      INTEREST     AVERAGE                  INTEREST      AVERAGE
                                                      AVERAGE           AND         YIELD/     AVERAGE         AND        YIELD/
                                                      BALANCE        DIVIDENDS       RATE      BALANCE      DIVIDENDS      RATE
                                                      -------        ---------       ----      -------      ---------      ----
                                                                                  (Dollars in thousands)
Interest-earning assets:
   Loans (1) .......................................   $ 138,618        2,048        5.86%    $  95,248        1,622       6.76%
   Securities ......................................      17,379          242        5.52        10,571          182       6.84
   Other interest-earning assets (2) ...............       2,179            5         .91         2,706           12       1.67
                                                       ---------        -----                 ---------      -------
      Total interest-earning assets ................     158,176        2,295        5.76       108,525        1,816       6.64
                                                                      -------                                -------
Noninterest-earning assets .........................       8,805                                  8,428
                                                       ---------                              ---------
      Total assets .................................   $ 166,981                              $ 116,953
                                                       =========                              =========
Interest-bearing liabilities:
   NOW deposits ....................................       5,223            2         .15         2,071            3        .57
   Money market deposits ...........................       7,313           27        1.46         3,818           20       2.08
   Savings deposits ................................      17,139           55        1.27        20,270          134       2.62
   Time deposits ...................................     102,717          715        2.76        64,326          600       3.70
   Other borrowings ................................         651            2        1.22            51           --         --
                                                       ---------        -----                 ---------      -------
      Total interest-bearing liabilities ...........     133,043          801        2.39        90,536          757       3.31
                                                                      -------                                -------
Noninterest-bearing liabilities ....................      21,006                                 14,213
Stockholders' equity ...............................      12,932                                 12,204
                                                       ---------                              ---------
      Total liabilities and stockholders' equity ...   $ 166,981                              $ 116,953
                                                       =========                              =========
Net interest/dividend income .......................                  $ 1,494                                $ 1,059
                                                                      =======                                =======
Interest rate spread (3) ...........................                                 3.37%                                 3.33%
                                                                                     ====                                  ====
Net interest margin (4) ............................                                 3.75%                                 3.87%
                                                                                     ====                                  ====

Ratio of average interest-earning assets to
   average interest-bearing liabilities ............        1.19                                   1.20
                                                            ====                                   ====

----------
1)    Includes nonaccrual loans.
2)    Includes federal funds sold.
3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
4)    Net   interest   margin  is  net  interest   income   divided  by  average
      interest-earning assets.

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

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                    ----------------------------------------------------------------
                                                                  2003                            2002
                                                    -------------------------------    -----------------------------
                                                               INTEREST     AVERAGE               INTEREST   AVERAGE
                                                    AVERAGE       AND       YIELD/     AVERAGE       AND     YIELD/
                                                    BALANCE    DIVIDENDS     RATE      BALANCE    DIVIDENDS   RATE
                                                    -------    ---------     ----      -------    ---------   ----
                                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
     Loans (1)..................................  $ 127,175      5,766       6.06%   $   84,380      4,326    6.85%
     Securities.................................     15,296        647       5.66         9,383        464    6.61
     Other interest-earning assets (2)..........      1,917         16       1.12         2,102         29    1.84
                                                  ---------      -----               ----------      -----
         Total interest-earning assets..........    144,388      6,429       5.95        95,865      4,819    6.72
                                                               -------                             -------
Noninterest-earning assets......................      8,713                               9,430
                                                  ---------                          ----------
         Total assets...........................  $ 153,101                          $  105,295
                                                  =========                          ==========
Interest-bearing liabilities:
     NOW deposits...............................      3,954          5        .17         2,598         10     .51
     Money market deposits......................      5,099         49       1.28         3,295         54    2.19
     Savings deposits...........................     16,433        164       1.33        19,365        406    2.80
     Time deposits..............................     94,226      2,074       2.94        55,135      1,560    3.78
     Other borrowings...........................      1,696         23       1.81           179          3    2.24
                                                  ---------      -----               ----------      -----
         Total interest-bearing liabilities.....    121,408      2,315       2.55        80,572      2,033    3.37
                                                               -------                             -------
Noninterest-bearing liabilities.................     18,828                              14,478
Stockholders' equity............................     12,865                              10,245
                                                  ---------                          ---------
         Total liabilities and
           stockholders' equity.................  $ 153,101                          $  105,295
                                                  =========                          ==========
Net interest/dividend income....................               $ 4,114                             $ 2,786
                                                               =======                             =======
Interest rate spread (3)........................                             3.40%                            3.35%
                                                                             ====                             ====
Net interest margin (4).........................                             3.81%                            3.89%
                                                                             ====                             ====
Ratio of average interest-earning assets to
     average interest-bearing liabilities.......       1.19                                1.19
                                                       ====                                ====

----------
1)    Includes nonaccrual loans.
2)    Includes federal funds sold.
3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
4)    Net   interest   margin  is  net  interest   income   divided  by  average
      interest-earning assets.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

COMPARISON OF THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

      GENERAL. Net earnings for the three months ended September 30, 2003, was $245,000 or $.17 per basic and $.16 per diluted share compared to net earnings of $179,000 or $.12 per basic and diluted share for 2002.

      INTEREST INCOME. Interest income was $2,295,000 for the three months ended
         September 30, 2003, compared to $1,816,000 for the three months ended September 30, 2002. Interest income earned on loans increased to $2,048,000 for the three months ended September 30, 2003, from $1,622,000 for the 2002 period, due primarily to an increase in the average loan portfolio balance to $138.6 million for the three months ended September 30, 2003 compared to $95.2 million for the three months ended September 30, 2002. This increase was partially offset by a decrease in the average yield earned to 5.86% in 2003 from 6.76% in 2002. Interest on securities increased to $242,000 for the three months ended September 30, 2003, from $182,000 for the three months ended September 30, 2002, due primarily to an increase in the average investment portfolio balance, partially offset by a decrease in the average yield earned in 2003.

      INTEREST  EXPENSE.   Interest  expense  on  interest-bearing   liabilities
         increased to $801,000 for the three months ended September 30, 2003, from $757,000 for the three months ended September 30, 2002, due to an increase in average interest-bearing liabilities to $133.0 million for the three months ended September 30, 2003, from $90.5 million for the three months ended September 30, 2002. The increase was partially offset by a decrease in the average rate paid on interest-bearing liabilities to 2.39% for the three months ended September 30, 2003, from 3.31% for the three months ended September 30, 2002.

      PROVISION FOR LOAN  LOSSES.  The  provision  for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $341,000 for the three month period ended September 30, 2003, compared to $97,000 for the same period in 2002. The increase in the provision for loan losses resulted primarily from specific allowances with respect to two commercial loans that were impaired as of September 30, 2003. The allowance for loan losses was $1,881,000 at September 30, 2003, which management believes is adequate.

      NONINTEREST INCOME. Noninterest income was $174,000 for the three months ended September 30, 2003, compared to $153,000 for the 2002 period. Service charges on deposit accounts totaled $136,000 in 2003, up from $115,000 in 2002, due to an increase in the average number of deposit accounts.

      NONINTEREST EXPENSE. Noninterest expense increased to $926,000 for the three months ended September 30, 2003, from $824,000 for the three months ended September 30, 2002. Salaries and employee benefits was the largest noninterest expense increasing from $398,000 during the three months ended September 30, 2002, to $484,000 for the 2003 period. The increase in total noninterest expenses relates to the overall growth of the Company.

      INCOME TAXES. Income taxes for the three months ended September 30, 2003, were $156,000 (an effective rate of 38.9%) compared to income taxes of $112,000 for the three months ended September 30, 2002 (an effective tax rate of 38.5%).

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

      GENERAL. Net earnings for the nine months ended September 30, 2003, was $496,000 or $.34 per basic and $.33 per diluted share compared to net earnings of $323,000 or $.25 per basic and diluted share for 2002.

      INTEREST INCOME.  Interest income was $6,429,000 for the nine months ended
         September 30, 2003, compared to $4,819,000 for the nine months ended September 30, 2002. Interest income earned on loans increased to $5,766,000 for the nine months ended September 30, 2003, from
         $4,326,000 for the nine months ended September 30, 2002, due to an increase in the average loan portfolio balance to $127.2 million for the nine months ended September 30, 2003 compared to $84.4 million for the nine months ended September 30, 2002. This increase was partially offset by a decrease in the average yield earned to 6.06% in 2003 from 6.85% in 2002. Interest on securities increased to $647,000 for the nine months ended September 30, 2003, from $464,000 for the nine months ended September 30, 2002, due primarily to an increase in the average investment portfolio balance, partially offset by a decrease in the average yield earned in 2003.

      INTEREST  EXPENSE.   Interest  expense  on  interest-bearing   liabilities
         increased to $2,315,000 for the nine months ended September 30, 2003, from $2,033,000 for the nine months ended September 30, 2002, due to an increase in average interest-bearing liabilities to $121.4 million for the nine months ended September 30, 2003, from $80.6 million for the nine months ended September 30, 2002. The increase was partially offset by a decrease in the average rate paid on interest-bearing liabilities to 2.55% for the nine months ended September 30, 2003, from 3.37% for the nine months ended September 30, 2002.

      PROVISION FOR LOAN  LOSSES.  The  provision  for loan losses is charged to earnings to increase the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for loan losses was $919,000 for the nine month period ended September 30, 2003, compared to $342,000 for the same period in 2002. The increase in the provision for loan losses resulted primarily from specific allowances with respect to two commercial loans that were impaired as of September 30, 2003. The allowance for loan losses was $1,881,000 at September 30, 2003, which management believes is adequate.

      NONINTEREST INCOME. Noninterest income was $514,000 for the nine months ended September 30, 2003, compared to $423,000 for the 2002 period. Service charges on deposit accounts totaled $425,000 in 2003, up from $327,000 in 2002, due to an increase in the average number of deposit accounts.

      NONINTEREST EXPENSE. Noninterest expense increased to $2,906,000 for the nine months ended September 30, 2003, from $2,345,000 for the nine months ended September 30, 2002. Salaries and employee benefits was the largest noninterest expense increasing from $1,147,000 during the nine months ended September 30, 2002, to $1,464,000 for the 2003 period. The increase in total noninterest expenses relates to the overall growth of the Company.

      INCOME TAXES. Income taxes for the nine months ended September 30, 2003, were $307,000 (an effective rate of 38.2%) compared to income taxes of $199,000 for the nine months ended September 30, 2002 (an effective tax rate of 38.1%).

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

(b) REPORTS ON FORM 8-K. During the three months ended September 30, 2003, the Company filed a Form 8-K dated August 18, 2003, reporting the press release covering the results for the second quarter of 2003.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              JACKSONVILLE BANCORP, INC.
                              (Registrant)



Date:  November 14, 2003      By: /s/ Gilbert J. Pomar, III
       -----------------          ----------------------------------------------
                                      Gilbert J. Pomar, III, President and
                                        Chief Executive Officer

Date:  November 14, 2003      By: /s/ Cheryl L. Whalen
       -----------------          ----------------------------------------------
                                      Cheryl L. Whalen, Executive Vice President
                                        and Chief Financial Officer