Form 10KSB
period 2003-12-31
JACKSONVILLE BANCORP INC /FL/
filed 2004-03-31
CIK 1071264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

|_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________

                        Commission File Number 000-30248

                           JACKSONVILLE BANCORP, INC.

                 (Name of small business issuer in its charter)

      Florida                                                59-3472981
      (State or jurisdiction of                              (I.R.S. Employer
      incorporation or organization)                         Identification No.)

      76 S. Laura Street, Suite 104, Jacksonville, Florida   32202
      (Address of principal executive offices)               (Zip Code)

      Issuer's telephone number: (904) 421-3040

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: Common Stock.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year: $10,279,000

The aggregate market value, calculated on the basis of the closing price of such stock on the NASDAQ Small Cap Market, of the voting stock held by nonaffiliates of the registrant at March 19, 2004, was approximately $17,365,488.50.

There were 1,475,516 shares of common stock outstanding at March 19, 2004.

Documents incorporated by reference: The Registrant's 2004 Annual Meeting Proxy Statement is incorporated by reference in this report in Part III, pursuant to General Instruction E of Form 10-KSB. The Company will file its definitive Proxy Statement with the Commission prior to April 29, 2004.

Transitional Small Business Disclosure Format: Yes |_| No |_|

                                TABLE OF CONTENTS

Description                                                                 Page
--------------------------------------------------------------------------------

                                     PART I

Item 1.    Description of Business.............................................1
                Forward-Looking Statements.....................................1
                General........................................................1
                Regulation and Supervision.....................................2
                Market Area and Competition....................................4
                Deposits.......................................................4
                Loan Portfolio.................................................4
                Investments....................................................5
                Employees......................................................5
                Executive Officers of the Registrant...........................5
                Data Processing................................................5

Item 2.    Description of Properties...........................................6

Item 3.    Legal Proceedings...................................................6

Item 4.    Submission of Matters to a Vote of Security Holders.................6

--------------------------------------------------------------------------------

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters ...........7

Item 6.    Management's Discussion and Analysis................................8

Item 7.    Financial Statements...............................................21

Item 8.    Changes In and Disagreements with Accountants on
           Accounting and Financial Disclosure................................44

Item 8A.   Controls and Procedures............................................44

--------------------------------------------------------------------------------

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act .................45

Item 10.   Executive Compensation.............................................45

Item 11.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters....................................45

Item 12.   Certain Relationships and Related Transactions.....................45

Item 13.   Exhibits and Reports on Form 8-K...................................45

Item 14.   Principal Accountant Fees and Services.............................46

           Signatures.........................................................47

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

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-KSB contains certain forward-looking statements. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive, and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words "estimate", "project", "anticipate", "intend", "believe", "expect", and similar expressions, are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by these statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans and may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives, or other plans. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

General

We were incorporated under the laws of the State of Florida on October 24, 1997, for the purpose of organizing the Bank. The Company is a one-bank holding company owning 100% of the outstanding shares of the Bank. Our only business is the ownership and operation of the Bank, and its fiscal year ends December 31. The Bank is a Florida state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank opened for business on May 28, 1999, and provides a variety of community banking services to businesses and individuals through its three offices in Jacksonville, Duval County, Florida. During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary insurance agency. The primary business activities of Fountain Financial, Inc. consist of referral of our customers to third parties for sale of insurance products.

We offer a variety of competitive banking services, including Internet banking. In order to compete with the financial institutions in the market, we use our independent status to the fullest extent. This includes an emphasis on specialized services for the small business owner and professional and personal contacts by our officers, directors, and employees. Loan participations are arranged for customers whose loan demands exceed legal lending limits. Our product lines include personal, and business online banking and sweep accounts tied to Goldman Sachs proprietary funds, in addition to our traditional banking products. In 2002, we began offering standard mortgage products with various long-term fixed rate alternatives, pursuant to an agreement with PHH Mortgage Services. Furthermore, through our subsidiary, Fountain Financial, Inc., and our marketing agreement with New England Financial (an affiliate of MetLife), we are able to meet the investment and insurance needs of our customers.

Substantial consolidation of the Florida banking market has occurred since the early 1980's. According to the FDIC, the number of commercial banking entities operating in Florida declined from approximately 550 as of December 31, 1980, to approximately 265 as of December 31, 2000, or over 50% in the 20 year period. We believe Florida has been particularly attractive to regional bank holding companies because it is the fourth largest state in the country in terms of total population (approximately 17 million) and is the third fastest growing state in the country (23.5% from 1990 to 2000). As more out-of-state bank holding companies enter the Florida market, we believe that the number of depository institutions headquartered and operating in Florida will continue to decline. Our marketing program is directed primarily toward the advantages of local ownership and management, as well as fiscal responsibility, personal service, and customer relationships. We also focus on small- and medium-size businesses, professional firms, and active affluent consumers. Particular emphasis is placed on building personal face-to-face relationships. Our management and business development teams have extensive experience with individuals and companies within these targeted market segments in the Jacksonville area. Based on our experience, we believe that we have been and will continue to be effective in gaining market share in a banking environment generally characterized by a high level of customer discontent.

Regulation and Supervision

We operate in a highly regulated environment, where statutes, regulations, and administrative policies govern our business activities. We are supervised by, examined by, and submit reports to, a number of regulatory agencies, including the Federal Reserve Board, the FDIC, and the Florida Department of Financial Services.

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

The FDICIA also required each federal banking agency to prescribe, and the Federal Reserve Board and the FDIC have adopted, for all insured depository institutions and their holding companies, safety and soundness standards relating to such items as: internal controls, information and audit systems, asset quality, loan documentation, classified assets, credit underwriting, interest rate risk exposure, asset growth, earnings, compensation, fees and benefits, valuation of publicity traded shares, and such other operational and managerial standards as the agency deems appropriate. Finally, each federal banking agency was required to prescribe standards for employment contracts and other compensation arrangements with executive officers, employees, directors, and principal stockholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss. If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement a plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until corrected, may impose further restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA. Both the capital standards and the safety and soundness standards which the FDICIA implements were designed to bolster and protect the deposit insurance fund.

In response to the directives issued under the FDICIA, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of five established capital categories. The following table reflects these capital thresholds:



                                     Total Risk Based      Tier 1 Risk Based          Tier 1
                                      Capital Ratio          Capital Ratio        Leverage Ratio
                                     ----------------      -----------------      --------------
Well capitalized (1)                 10%                    6%                    5%
Adequately capitalized (1)           8%                     4%                    4% (2)
Undercapitalized (3)                 Less than 8%           Less than 4%          Less than 4%
Significantly undercapitalized       Less than 6%           Less than 3%          Less than 3%
Critically undercapitalized          --                     --                    Less than 2%

      (1)   An institution must meet all three minimums.

      (2) 3% for composite 1 rated institutions, subject to appropriate federal banking agency guidelines.

      (3) An institution falls into this category if it is below the adequately capitalized level for any of the three capital measures.

Under  these   capital   categories,   the  Bank  is  classified  as  adequately
capitalized. At December 31, 2003, the Bank's total risk-based capital and Tier 1 ratios were 9.5% and 8.39%, respectively.

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

Market Area and Competition

Our primary market area is all of Duval County (including primarily the Southside, Arlington, Mandarin, Beaches and Downtown areas of Jacksonville). Jacksonville is the largest city in the United States covering 841 square miles, the most populous city in Florida as well as its leading financial and insurance center. Jacksonville is home to the Jacksonville Jaguars, one of the newest NFL franchises and is the corporate headquarters to a number of regional and national companies. Duval County has a strong commercial and industrial base, which has been steadily expanding in recent years. The city's appeal has been reinforced by national media including the January 2003 issue of Expansion Management Magazine rating Jacksonville as the "Number One" city in America for business relocation and expansion for the third time in five years taking into consideration such factors as business climate, work force quality, operating costs, incentive programs and ease of working with the local political and economic development officials.

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

Deposits

We offer a wide range of deposit accounts, including commercial and retail checking, money market, individual retirement and statement savings accounts, and certificates of deposit with fixed rates and a range of maturity options. Our primary sources of local deposits are residents, businesses, and employees of businesses within our market areas, obtained through personal solicitation by our officers and directors, direct mail solicitation, and advertisements published in the local media. We have also enhanced the geographical diversity of our deposit portfolio with a significant amount of time deposits obtained from other financial institutions nationwide. We pay competitive interest rates on interest-bearing deposits. In addition, our service charge schedule is competitive with other area financial institutions, covering such matters as maintenance and per item processing fees on deposit accounts and special handling charges. We are also part of the Star and Cirrus ATM networks, and a member of both VISA and MasterCard.

Loan Portfolio

Our board of directors has adopted certain policies and procedures to guide individual loan officers in carrying out lending functions. The board of directors has formed a Directors' Loan Committee and appointed six directors to provide the following oversight:

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

Employees

As of December 31, 2003, we had 34 employees, 32 of whom were full time.

Executive Officers of the Registrant

The following, in addition to Mr. Pomar and Mr. Schwenck who serve as directors, are our executive officers:

Name               Age   Positions Held and Principal Occupations During the Past Five Years
----------------   ---   -------------------------------------------------------------------------------------------------------
Scott M. Hall      39    Executive  Vice President and Senior Loan Officer of the Bank. Mr. Hall has over 15 years of experience in the financial services industry.  Before joining the Bank, he was employed with First Union National
                         Bank in  Jacksonville  for 8 years  as Vice  President/Commercial  Banking  Relationship  Manager.  His
                         community activities include the Jacksonville Chamber of Commerce and Habitat for Humanity, and he is a
                         member of the Clay County  General  Government  Committee.  Mr. Hall is a graduate of the University of
                         North Florida, where he received his Bachelor of Business Administration degree in Finance.

Cheryl L. Whalen   42    Executive Vice President and Chief  Financial  Officer for both the Company and the Bank. Ms. Whalen is also Chief  Administrative  Officer and Cashier of the Bank, and has over 20 years of experience in the financial services industry. From March 1990 until March 1999, Ms. Whalen was with the O'Neil Companies and  Merchants  and Southern  Bank in  Gainesville,  Florida;  initially as Senior Vice  President  and
                         Cashier,  and later as Executive Vice President and Chief  Financial  Officer,  and President of O'Neil
                         Management Services,  Inc. Ms. Whalen has a Certified Internal Auditor designation and is a graduate of
                         Florida State University, where she received her Bachelor of Science degree in Accounting.

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

ITEM 2. DESCRIPTION OF PROPERTIES

      Property Location                 Year Established      Approximate Square
                                                                    Footage
      --------------------------------------------------------------------------
      Headquarters(1)
      76 South Laura Street                   1999                   8,000

      Branch Office
      10325 San Jose Boulevard                1999                   3,000

      Branch Office
      12740-200 Atlantic Boulevard            2000                   2,000

(1) We have a five year lease which expires August 31, 2004, for our headquarters location which specifies rent of $12,813 per month through October 2003 and $13,144 per month for the period of November 2003 through August 2004. The lease contains three five-year extension options, subject to annual rent increases of 4%.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock began trading on the OTC Bulletin Board on September 13, 1999, at $10.50 per share under the symbol JAXB. On October 17, 2002, our stock was approved for listing on the Nasdaq SmallCap Market and began trading under the same symbol on October 23, 2002. The following table shows the high and low sale prices for each quarter of 2002 and 2003. The prices quoted reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

 Year               Quarter                 High                Low
 ----               -------                ------             ------
 2002               First                  $10.30             $ 8.75

                    Second                 $11.05             $10.00

                    Third                  $11.00             $10.50

                    Fourth                 $12.11             $10.69

 2003               First                  $12.55             $11.87

                    Second                 $13.11             $12.20

                    Third                  $14.14             $12.25

                    Fourth                 $17.28             $13.55

The total number of holders of record of our common stock as of March 19, 2004, was approximately 197. The common stock closed at $20.50 on that date.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

                             SELECTED FINANCIAL DATA

                      At or for the Year Ended December 31
                (Dollars in thousands, except per share figures)

Financial Condition Data:                                     2003          2002          2001          2000          1999
                                                              ----          ----          ----          ----          ----

Cash and cash equivalents.........................    $        3,894         4,281         5,288         2,385         1,479
Securities........................................            16,830        12,531         7,532         3,145         2,005
Loans, net........................................           150,976       108,933        68,134        34,183         7,968
All other assets..................................             5,167         5,086         5,524         5,323         3,116
                                                           ---------     ---------     ---------     ---------     ---------

     Total assets.................................    $      176,867       130,831        86,478        45,036        14,568
                                                           =========     =========     =========     =========     =========

Deposit accounts..................................           158,539       110,128        75,619        37,341         6,174
Other borrowings..................................             4,296         7,747         3,360            --            --
All other liabilities.............................               625           389           202           156           155
Stockholders' equity..............................            13,407        12,567         7,297         7,539         8,239
                                                           ---------     ---------     ---------     ---------     ---------

     Total liabilities and stockholders' equity...    $      176,867       130,831        86,478        45,036        14,568
                                                           =========     =========     =========     =========     =========

Operations Data:

Total interest income.............................             8,729         6,699         4,273         2,052           398
Total interest expense............................             3,111         2,763         2,060           889           102
                                                           ---------     ---------     ---------     ---------     ---------

Net interest income...............................             5,618         3,936         2,213         1,163           296
Provision for loan losses.........................             1,580           443           343           264            80
                                                           ---------     ---------     ---------     ---------     ---------

Net interest income after provision for
     loan losses..................................             4,038         3,493         1,870           899           216
                                                           ---------     ---------     ---------     ---------     ---------

Noninterest income................................             1,550           580           458           261            55
Noninterest expenses..............................             3,971         3,134         2,645         2,326         2,079
                                                           ---------     ---------     ---------     ---------     ---------

Earnings (loss) before income taxes (benefit).....             1,617           939          (317)       (1,166)       (1,808)
Income taxes (benefit)............................               613           355          (119)         (436)         (685)
                                                           ---------     ---------     ---------     ---------     ---------

Net earnings (loss)...............................    $        1,004           584          (198)         (730)       (1,123)
                                                           =========     =========     =========     =========     =========

Per Share Data:

Basic earnings (loss) per share...................    $          .68           .44          (.19)         (.72)        (1.84)

Diluted earnings (loss) per share.................               .67           .44          (.19)         (.72)        (1.84)

Total shares outstanding at end of year...........         1,467,166     1,467,066     1,017,066     1,017,066     1,017,066
Book value per share at end of year...............    $         9.14          8.57          7.17          7.41          8.10

Ratios and Other Data:

Return on average assets..........................              0.64%         0.53%        (0.32)%       (2.53)%      (12.35)%
Return on average equity..........................              7.80%         5.40%        (2.68)%       (9.36)%      (20.26)%
Average equity to average assets..................              8.16%         9.85%        11.95%        27.06%        60.96%
Interest rate spread during the period............              3.38%         3.37%         3.24%         3.70%         1.46%
Net yield on average interest-earning assets......              3.77%         3.89%         4.11%         5.15%         4.90%
Noninterest expenses to average assets............              2.52%         2.86%         4.28%         8.07%        22.87%
Average interest-earning assets to average
     interest-bearing liabilities.................              1.19          1.19          1.22          1.37          3.04
Nonperforming loans and foreclosed assets
     as a percentage of total assets at
     end of year..................................               .63%           --            --            --            --
Allowance for loan losses as a percentage of
     total loans at end of year...................              1.10%         1.00%         0.96%         1.00%         1.00%
Total number of banking offices...................                 3             3             3             3             2

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                     Years Ended December 31, 2001 and 2000

General

We were incorporated on October 24, 1997, and were organized to conduct the operations of the Bank. The Bank is a Florida state-chartered commercial bank, and the FDIC insures its deposits. Through the Bank, which opened for business on May 28, 1999, we provide a variety of community banking services to businesses and individuals in Duval County, Florida. During 2000, the Bank formed Fountain Financial, Inc., a wholly-owned subsidiary insurance agency. The primary business activities of Fountain Financial, Inc., consist of referral of our customers to third parties for sale of insurance products.

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

Liquidity and Capital Resources

Liquidity represents an institution's ability to provide funds to satisfy demands from depositors and borrowers by either converting assets into cash or accessing new or existing sources of incremental funds. A state-chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its total transaction accounts and 8% of its total nontransaction accounts subject to certain restrictions. The reserve may consist of cash on hand, demand deposits due from correspondent banks, other investments, and marketable securities. At December 31, 2003, the Bank exceeded its regulatory liquidity requirements. Please see the additional disclosure on sources of funds under the section hereof entitled Deposits and Other Sources of Funds.

Our primary source of cash during 2003 was net deposit inflows of $48.4 million. Cash was used primarily to originate loans, purchase securities and repay other borrowings. At December 31, 2003, we had outstanding commitments to originate loans totaling $347,000 and commitments to borrowers for available lines of credit totaling $19.6 million.

Loan Portfolio Composition

Commercial real estate loans comprise the largest group of loans in our portfolio amounting to $93.9 million or 61.5% of the total loan portfolio at December 31, 2003, increasing from $63.5 million, or 57.7%, at December 31, 2002. Residential real estate loans comprise the second largest group of loans in the portfolio, amounting to $36.6 million or 24.0% of the total loan portfolio at December 31, 2003, as compared to $25.8 million or 23.5% at December 31, 2002. As of December 31, 2003, commercial loans amounted to $16.4 million or 10.8% of total loans, which were $16.6 million or 15.1% at December 31, 2002. The following table sets forth the composition of our loan portfolio (dollars in thousands):

                                                                       At December 31,
                               --------------------------------------------------------------------------------------------
                                      2003               2002                2001              2000               1999
                               ----------------    ----------------    ---------------    ---------------    --------------
                                           % of                % of               % of               % of              % of
                                 Amount   Total     Amount    Total     Amount   Total     Amount   Total    Amount   Total
                               --------   -----    --------   -----    -------   -----    -------   -----    ------   -----
Commercial real estate ....    $ 93,899    61.5%   $ 63,520    57.7%   $26,159    38.0%   $ 7,254    21.0%   $2,613    32.4%
Commercial ................      16,443    10.8      16,648    15.1     25,105    36.5     18,078    52.4     2,092    26.0
Residential real estate ...      36,594    24.0      25,825    23.5     13,595    19.8      5,748    16.7     2,567    31.8
Consumer and other ........       5,729     3.7       4,057     3.7      3,917     5.7      3,417     9.9       787     9.8
                               --------   -----    --------   -----    -------   -----    -------   -----    ------   -----
                                152,665   100.0%    110,050   100.0%    68,776   100.0%    34,497   100.0%    8,059   100.0%
                                          =====               =====              =====              =====             =====
Add (deduct):
     Allowance for
         loan losses.......      (1,679)             (1,100)              (657)              (344)              (80)
     Net deferred
         (fees) costs......         (10)                (17)                15                 30               (11)
                               --------            --------            -------            -------            ------
Loans, net.................    $150,976            $108,933            $68,134            $34,183            $7,968
                               ========            ========            =======            =======            ======

Credit Risk

Our primary business is making commercial, real estate, business, and consumer loans. That activity entails potential loan losses, the magnitude of which depend on a variety of economic factors affecting borrowers which are beyond our control. While we have instituted underwriting guidelines and credit review procedures to protect us from avoidable credit losses, some losses will inevitably occur. At December 31, 2003, we had nonperforming assets of $801,000, of which $75,000 was past due ninety days or more but still accruing interest. In addition, we charged off loans totaling $1,003,000 in 2003.

The following table presents information regarding the total allowance for loan losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

                                                                             At December 31,
                                    ------------------------------------------------------------------------------------------------
                                           2003                2002               2001                2000               1999
                                    -----------------   -----------------   -----------------   -----------------   ----------------
                                               % of                % of                % of                % of               % of
                                              Loans               Loans               Loans               Loans              Loans
                                             to Total            to Total            to Total            to Total           to Total
                                    Amount    Loans     Amount    Loans     Amount    Loans     Amount    Loans     Amount   Loans
                                    ------   --------   ------   --------   ------   --------   ------   --------   ------  --------
Commercial real estate...........   $  413      61.5%   $  254     57.7%     $222     38.0%       $ 55    21.0%      $26      32.4%
Commercial.......................      265      10.8       330     15.1       239     36.5          98    52.4        21      26.0
Residential real estate..........      166      24.0       134     23.5        62     19.8          22    16.7        26      31.8
Consumer and other...............       45       3.7        30      3.7        33      5.7          27     9.9         7       9.8
Unallocated general allowance....      790        --       352       --       101       --         142      --        --        --
                                    ------     -----    ------    -----      ----    -----        ----   -----       ---     ------

Total allowance for loan losses..   $1,679     100.0%   $1,100    100.0%     $657    100.0%       $344   100.0%      $80     100.0%
                                    ======     =====    ======    =====      ====    =====        ====   =====       ===     =====

Allowance for loan losses
    as a percentage of
    total loans outstanding......               1.10%             1.00%               0.96%               1.00%               1.00%
                                                ====              ====                ====                ====                ====

Regulation and Legislation

With a state-chartered commercial bank, we are subject to extensive regulation by the Federal Reserve Board, the Florida DBF and the FDIC. We file reports with these regulatory agencies concerning our activities and financial condition. We also must obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions, or other expansion of locations and facilities. Periodic examinations are performed by the regulatory agencies to monitor our compliance with various regulatory requirements.

Regulatory Capital Requirements

We are required to meet certain minimum regulatory capital requirements. This is not a valuation allowance and has not been created by charges against earnings. It represents a restriction on stockholders' equity. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and percentages of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). We believe, as of December 31, 2003, that the Bank was adequately capitalized, and meets all capital adequacy requirements to which it is subject. The regulatory minimums to be considered adequately or well capitalized, and the Bank's actual data for the indicated periods are set forth in the table below (dollars in thousands).

                                                                              Adequately Capitalized      Well Capitalized
                                                               Actual            Minimum Criteria         Minimum Criteria
                                                         ----------------     ----------------------     -----------------
                                                          Amount      %           Amount       %          Amount       %
                                                         -------    -----        -------     ----        -------     -----
As of December 31, 2003:
Total capital to risk weighted assets:    Company        $15,135     9.96%       $12,157     8.00%         N/A        N/A
                                          Bank            14,405     9.50         12,133     8.00        $15,166     10.00%
Tier 1 capital to risk weighted assets:   Company         13,456     8.85          6,078     4.00          N/A        N/A
                                          Bank            12,726     8.39          6,066     4.00          9,100      6.00
Tier 1 capital average assets:            Company         13,456     7.85          6,854     4.00          N/A        N/A
                                          Bank            12,726     7.45          6,835     4.00          8,544      5.00

As of December 31, 2002:
Total capital to risk
  weighted assets                                         12,563    11.11          9,045     8.00         11,306     10.00
Tier 1 capital to risk
  weighted assets                                         11,463    10.14          4,522     4.00          6,784      6.00
Tier 1 capital to
  total average assets                                    11,463     9.22          4,971     4.00          6,214      5.00

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

Impact of Inflation and Changing Prices

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Off-Balance Sheet Arrangements and Contractual Obligations

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement we have in these financial instruments.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments as it does for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. We evaluate each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by us upon extension of credit is based on our credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The following is a summary of our contractual obligations, including certain on-balance sheet obligations, at December 31, 2003 (in thousands):

                                             Payments Due by Period
                                    --------------------------------------------
                                                Less                       More
                                               Than 1      1-3     3-5   Than 5
Contractual Obligations              Total      Year      Years   Years   Years
-----------------------              -----      ----      -----   -----   -----
Federal funds purchased ..........  $ 4,296     4,296       --      --     --
Operating leases .................      141       141       --      --     --
Loan commitments .................      747       747       --      --     --
Standby letters of credit ........      352       352       --      --     --
Unused line of credit loans ......   19,629    19,629       --      --     --
                                    -------   -------       --      --     --
Total ............................  $25,165    25,165       --      --     --
                                    =======   =======   ======  ======  =====

Securities

The securities portfolio is comprised of U.S. Government agency securities, mortgage-backed securities, and a State of Israel bond. The securities portfolio is categorized as either "held to maturity", "available for sale", or "trading." Securities held to maturity represent those securities which we have the positive intent and ability to hold to maturity. Securities available for sale represent those investments which may be sold for various reasons including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income (loss). Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. During 2003 and 2002 we had no trading securities.

The following table sets forth the amortized costs and fair value of our securities portfolio (dollars in thousands):

                                     At December 31, 2003  At December 31, 2002
                                     --------------------  --------------------
                                      Amortized    Fair       Amortized   Fair
                                         Cost     Value         Cost     Value
                                      ---------   -----       ---------  -----
Securities available for sale:
    U.S. Government agency
      securities ..................... $14,089    14,006       10,049    10,192
    Mortgage-backed securities .......   2,769     2,774        2,246     2,289
                                       -------   -------      -------   -------
                                        16,858    16,780       12,295    12,481
                                       =======   =======      =======   =======
Security held to maturity:
    State of Israel bond ............. $    50        50           50        50
                                       =======   =======      =======   =======

The following table sets forth, by maturity distribution, certain information pertaining to the securities (dollars in thousands):


                                                Available for Sale          Held to Maturity
                                               -------------------       ---------------------
                                               Carrying    Average       Carrying      Average
                                               Value        Yield         Value         Yield
                                               -----        -----         -----         -----
At December 31, 2003:
    Due after one year through five years...  $    503        5.85%         $ 50        7.50%
    Due after five through ten years........     3,778        5.29            --         --
    Due after ten years.....................     9,725        5.69            --         --
    Mortgage-backed securities..............     2,774        4.79            --         --
                                              --------                      ----
         Total..............................  $ 16,780        5.45%         $ 50        7.50%
                                              ========        ====          ====        ====
At December 31, 2002:
    Due after one year through five years...       253        5.45            --         --
    Due after five through ten years........     2,339        6.11            50        7.50
    Due after ten years.....................     7,600        6.23            --         --
    Mortgage-backed securities..............     2,289        4.77            --         --
                                              --------                      ----
         Total..............................  $ 12,481        5.92%         $ 50        7.50%
                                              ========        ====          ====        ====

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest rate sensitive and by monitoring an institution's interest rate sensitivity gap. An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as rate sensitive assets less rate sensitive liabilities as a percentage of total assets. A gap is considered positive when the total of rate sensitive assets exceeds rate sensitive liabilities. A gap is considered negative when the amount of rate sensitive liabilities exceeds rate sensitive assets. During a period of rising interest rates, a negative gap would be expected to adversely affect net interest income, while a positive gap should result in an increase in net interest income. During a period of falling interest rates, a negative gap would be expected to result in an increase in net interest income, while a positive gap should adversely affect net interest income.

In order to minimize the potential for adverse effects of material and prolonged changes in interest rates on the results of operations, we continue to monitor asset and liability management policies to appropriately match the maturities and repricing terms of interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (1) emphasizing the origination of variable-rate loans; (2) maintaining a stable core deposit base; and (3) maintaining a sound level of liquid assets (cash and securities).

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2003, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2003, that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

                                                   Over 3
                                                   Months      Over 6     Over 1       Over        Over
                                      3 Months      to 6       Months     Year to     5 Years       10
                                       or Less     Months     to 1 Year   5 Years   to 10 Years    Years     Total
                                       -------     ------     ---------   -------   -----------    -----     -----
Loans (1):
    Variable rate ..................   $78,672        430         604         283        --         --       79,989
    Fixed rate .....................     2,770      1,886       3,072      36,440      22,794      5,714     72,676
                                       -------     ------      ------      ------      ------     ------    -------
         Total loans ...............    81,442      2,316       3,676      36,723      22,794      5,714    152,665
Securities (2) .....................       280        210         392       1,348       4,592     10,086     16,908
Federal funds sold .................       233       --          --          --          --         --          233
                                       -------     ------      ------      ------      ------     ------    -------
         Total rate sensitive assets    81,955      2,526       4,068      38,071      27,386     15,800    169,806

Deposit accounts (3):
    NOW deposits  ............. ....      --         --         1,845         922         923       --        3,690
    Money market deposits ..........      --         --          --          --         7,345       --        7,345
    Savings deposits ...............     3,118      3,118       1,559       4,677       3,118       --       15,590
    Time deposits ..................    22,993     21,455      28,345      35,285         442       --      108,520
                                       -------     ------      ------      ------      ------     ------    -------
         Total deposit accounts ....    26,111     24,573      31,749      40,884      11,828       --      135,145
                                       -------     ------      ------      ------      ------     ------    -------
Federal funds purchased ............     4,296       --          --          --          --         --        4,296
                                       -------     ------      ------      ------      ------     ------    -------
         Total rate sensitive
             liabilities ...........   $30,407     24,573      31,749      40,884      11,828     15,800    139,441
                                       =======     ======      ======      ======      ======     ======    =======
Gap repricing differences ..........   $51,548    (22,047)    (27,681)     (2,813)     15,558     15,800     30,365
                                       =======     ======      ======      ======      ======     ======    =======
Cumulative gap .....................    51,548     29,501       1,820        (993)     14,565     30,365
                                       =======     ======      ======      ======      ======     ======
Cumulative gap/total assets ........      29.1%      16.7%        1.0%        (.6)%       8.2%      17.2%
                                       =======     ======      ======      ======      ======     ======

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

(3) Transaction accounts (NOW, money market, and savings) are treated as interest rate sensitive based on historical experience and expectations regarding the sensitivity of those deposits. Time deposits are scheduled based on the maturity dates of those instruments.

The following table reflects the contractual principal repayments by period of our loan portfolio at December 31, 2003 (in thousands):

                   Commercial
                      Real                    Residential
Years Ending         Estate      Commercial     Mortgage    Consumer
December 31,          Loans        Loans         Loans        Loans       Total
------------       ----------    ----------    ----------   --------     -------
2004 ..........      $16,400       13,285        4,397        2,996       37,078
2005 ..........       10,104        1,467        1,544          806       13,921
2006 ..........       11,915          919        1,030        1,075       14,939
2007 ..........       16,417          551        1,648          390       19,006
2008 ..........       19,129          130        2,404          253       21,916
2009-2013 .....       15,034           91       22,695          122       37,942
2014 and beyond        4,900         --          2,876           87        7,863
                     -------      -------      -------      -------      -------
Total .........      $93,899       16,443       36,594        5,729      152,665
                     =======      =======      =======      =======      =======

Of the total loan portfolio at December 31, 2003, 52.5% have variable interest rates and 47.5% have fixed interest rates. Of the $115.6 million of loans due after 2004, 56.1% have fixed interest rates and 43.2% have adjustable interest rates.

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

Origination, Sale and Repayment of Loans. We generally originate loans in our primary geographical lending area in Northeast Florida. The following table sets forth total loans originated and repaid (dollars in thousands):

                                            Years Ended December 31,
                                  ----------------------------------------------
                                  2003       2002      2001      2000      1999
                                  ----       ----      ----      ----      ----
Originations:
   Commercial real estate loans  $40,531    44,460    22,255     5,772     2,617
   Commercial loans ............  14,177    15,174    22,014    24,400     5,171
   Residential real estate loans  22,925    16,915    11,755     5,061     3,320
   Consumer and other loans ....   4,519     2,260     2,095     3,890     1,078
                                 -------   -------   -------   -------   -------
       Total loans originated ..  82,152    78,809    58,119    39,123    12,186

   Less - principal reductions .  39,537    37,535    23,840    12,685     4,127
                                 -------   -------   -------   -------   -------
   Increase in total loans ..... $42,615    41,274    34,279    26,438     8,059
                                 =======   =======   =======   =======   =======

The following table sets forth certain information regarding nonaccrual loans, including the ratio of such loans to total assets as of the dates indicated (dollars in thousands).

                                                        At December 31,
                                            ------------------------------------
                                             2003     2002   2001    2000   1999
                                             ----     ----   ----    ----   ----
Nonperforming loans:
   Commercial loans ....................... $596      442      --      --    --
   Residential real estate loans ..........  130      409       99     --    --
   Consumer loans and other ...............  --       --         2     --    --
                                            ----     ----     ----    ---   ---
       Total nonperforming loans ..........  726      851      101     --    --
                                            ----     ----     ----    ---   ---
       Total nonperforming loans to
         total assets ..................... 0.41%    0.65%    0.12%    --%   --%
                                            ====     ====     ====    ===   ===

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated (dollars in thousands).


                                                               Year Ended December 31,
                                             --------------------------------------------------------
                                              2003         2002        2001        2000       1999
                                              ----         ----        ----        ----       ----
Average loans outstanding, net .........    $131,500      89,043       46,768     18,176        1,696
                                            ========     =======     ========     ======     ========
Allowance at beginning of year .........       1,100         657          344         80         --
                                            --------     -------     --------     ------     --------
Charge-offs:=
   Consumer loans ......................        --          --             30       --           --
                                            --------     -------     --------     ------     --------
   Commercial real estate ..............         171        --           --         --           --
   Commercial loans ....................         780        --           --         --           --
   Residential real estate .............          52        --           --         --           --
                                            --------     -------     --------     ------     --------
                                               1,003        --           --         --           --
                                            --------     -------     --------     ------     --------
Recoveries .............................           2        --           --         --           --
                                            --------     -------     --------     ------     --------
     Net charge-offs ...................       1,001        --             30       --           --
                                            --------     -------     --------     ------     --------
   Provision for loan losses charged to
     operating expenses ................       1,580         443          343        264           80
                                            --------     -------     --------     ------     --------
   Allowance at end of year ............    $  1,679       1,100          657        344           80
                                            ========     =======     ========     ======     ========
   Ratio of net charge-offs to average
     loans outstanding .................        0.76%       --  %        0.06%       -- %         -- %
                                            ========     =======     ========     ======     ========
   Total loans at end of year ..........    $152,665     110,050       68,766     34,497        8,059
                                            ========     =======     ========     ======     ========
   Allowance as a percent of total loans        1.10%       1.00%        0.96%      1.00%        1.00%
                                            ========     =======     ========     ======     ========

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

Deposits. Deposits are attracted principally from our primary geographic market areas in Duval County, Florida. We have also enhanced our geographical diversity by offering certificates of deposits nationally to other financial institutions. We offer a broad selection of deposit products including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit, and retirement savings plans (such as IRAs). Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management sets the deposit interest rates weekly based on a review of deposit flows for the previous week, a survey of rates among competitors and other financial institutions. We have emphasized commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

                                                    At December 31,
                                      ------------------------------------------
                                               2003                 2002
                                      ---------------------  -------------------
                                                     % of                 % of
                                       Amount      Deposits   Amount    Deposits
                                       ------      --------   ------    --------

Demand deposits ....................  $ 23,394       14.8%    16,781       15.2%
NOW deposits .......................     3,690        2.3      3,069        2.8
Money market deposits ..............     7,345        4.6      3,286        3.0
Savings deposits ...................    15,590        9.8     14,576       13.2
                                      --------      -----   --------      -----
         Subtotal ..................    50,019       31.5     37,712       34.2
                                      --------      -----   --------      -----
Certificates of deposit:
         1.00% - 1.99% .............    36,236       22.9      1,971        1.8
         2.00% - 2.99% .............    43,474       27.4     22,935       20.9
         3.00% - 3.99% .............    16,256       10.3     31,174       28.3
         4.00% - 4.99% .............    10,663        6.7     13,325       12.1
         5.00% - 5.99% .............     1,504        1.0      1,479        1.3
         6.00% - 6.99% .............       387        0.2      1,532        1.4
                                      --------      -----   --------      -----
Total certificates of deposit (1) ..   108,520       68.5     72,416       65.8
                                      --------      -----   --------      -----
Total deposits .....................  $158,539      100.0%   110,128      100.0%
                                      ========      =====   ========      =====

(1) Includes individual retirement accounts ("IRAs") totaling $826 and $503 at December 31, 2003 and 2002, respectively, all of which are in the form of certificates of deposit.

Jumbo certificates ($100,000 and over) mature as follows (in thousands):

                                                              At December 31,
                                                          ----------------------
                                                           2003            2002
                                                           ----            ----
Due three months or less .........................        $10,776          4,885
Due more than three months to six months .........          7,095          4,561
More than six months to one year .................          9,501          6,140
One to five years ................................         10,162          7,253
                                                          -------        -------
                                                          $37,534         22,839
                                                          =======        =======

Results of Operations

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. Our interest rate spread is affected by regulatory, economic, and competitive factors that influence interest rates, loan demand, and deposit flows. In addition, our net earnings are also affected by the level of nonperforming loans and foreclosed assets, as well as the level of noninterest income and noninterest expense, such as salaries and employee benefits, occupancy and equipment costs, and income taxes.

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


                                                                       Year Ended December 31,
                                     --------------------------------------------------------------------------------------
                                                 2003                          2002                       2001
                                     ---------------------------     ------------------------   ---------------------------
                                              Interest   Average             Interest Average            Interest  Average
                                     Average     and     Yield/      Average    and   Yield/    Average     and    Yield/
                                     Balance  Dividends   Rate       Balance Dividends Rate     Balance  Dividends  Rate
                                     -------  ---------   ----       ----------------------     -------  ---------  ----
Interest-earning assets:
   Loans (1).....................  $ 131,500   7,816       5.94%     89,043    6,016    6.76%   $ 46,768    3,852      8.24%
   Securities....................     15,956     897       5.62      10,153      649    6.39       5,290      340      6.43
   Other interest-earning
      assets (2) ................      1,510      16       1.06       1,918       34    1.77       1,804       81      4.49
                                   --------- -------              ---------  -------            --------  -------
      Total interest-earning
        assets ..................    148,966   8,729       5.86     101,114    6,699    6.63      53,862    4,273      7.93
                                             -------                         -------                      -------
Noninterest-earning assets.......      8,733                          8,611                        8,006
                                   ---------                      ---------                     --------
      Total assets...............  $ 157,699                      $ 109,725                     $ 61,868
                                   =========                      =========                     ========
Interest-bearing liabilities:
   Savings deposits..............     16,384     214       1.31      19,363      500    2.58      15,800      640      4.05
   NOW deposits..................      4,024       7        .17       2,545       12    0.47       2,732       27       .99
   Money market deposits.........      5,744      78       1.36       3,357       66    1.97       1,823       56      3.07
   Time deposits.................     97,235   2,779       2.86      58,729    2,172    3.70      22,954    1,316      5.73
   Other borrowings..............      1,948      33       1.69         678       13    1.92         660       21      3.18
                                   --------- -------              ---------  -------            --------  -------
      Total interest-bearing
         liabilities.............    125,335   3,111       2.48      84,672    2,763    3.26      43,969    2,060      4.69
                                             -------                         -------                      -------
Noninterest-bearing liabilities..     19,490                         14,248                       10,508
Stockholders' equity.............     12,874                         10,805                        7,391
                                   ---------                      ---------                     --------
      Total liabilities and
         stockholders' equity....  $ 157,699                      $ 109,725                     $ 61,868
                                   =========                      =========                     ========
Net interest/dividend income.....            $ 5,618                         $ 3,936                      $ 2,213
                                             =======                         =======                      =======
Interest rate spread (3).........                          3.38%                        3.37%                        3.24%
                                                           ====                         ====                         ====
Net interest margin (4)..........                          3.77%                        3.89%                        4.11%
                                                           ====                         ====                         ====
Ratio of average interest-
   earning assets to average
   interest-bearing liabilities..       1.19                           1.19                         1.22
                                        ====                           ====                         ====

(1)  Average loan balances include  nonaccrual loans.

(2)  Includes federal funds sold.

(3)  Interest rate spread represents the difference between the average yield on
     interest-earning   assets  and  the   average   cost  of   interest-bearing
     liabilities.

(4)  Net   interest   margin  is  net   interest   income   divided  by  average
     interest-earning assets.

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume) dollars are in thousands.

Year Ended December 31, 2003 vs. 2002:

                                               Increase (Decrease) Due to
                                         --------------------------------------
                                                               Rate/
                                         Rate      Volume     Volume      Total
                                         ----      ------     ------      -----
Interest-earning assets:
    Loans ............................. $ (730)     2,870       (340)     1,800
    Securities ........................    (78)       371        (45)       248
    Other interest-earning assets .....    (14)        (7)        (3)       (18)
                                        ------     ------     ------     ------
      Total ...........................   (822)     3,234       (382)     2,030
                                        ------     ------     ------     ------
Interest-bearing liabilities:
    Savings, money-market and NOW
      deposits ........................   (274)       (23)        18       (279)
    Time deposits .....................   (493)     1,424       (324)       607
    Other borrowings ..................     (2)        24         (2)        20
                                        ------     ------     ------     ------
      Total ...........................   (769)     1,425       (308)       348
                                        ------     ------     ------     ------
Net change in net interest income ..... $  (53)     1,809        (74)     1,682
                                        ======     ======     ======     ======

Year Ended December 31, 2002 vs. 2001:
                                               Increase (Decrease) Due to
                                         --------------------------------------
                                                               Rate/
                                         Rate      Volume     Volume      Total
                                         ----      ------     ------      -----
Interest-earning assets:
    Loans ............................. $ (692)     3,483       (627)     2,164
    Securities ........................     (2)       313         (2)       309
    Other interest-earning assets .....    (49)         5         (3)       (47)
                                        ------     ------     ------     ------
      Total ...........................   (743)     3,801       (632)     2,426
                                        ------     ------     ------     ------
Interest-bearing liabilities:
    Savings, money-market and NOW
      deposits ........................   (256)       174        (63)      (145)
    Time deposits .....................   (466)     2,050       (728)       856
    Other borrowings ..................     (8)      --         --           (8)
                                        ------     ------     ------     ------
      Total ...........................   (730)     2,224       (791)       703
                                        ------     ------     ------     ------
Net change in net interest income ..... $  (13)     1,577        159      1,723
                                        ======     ======     ======     ======

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     General. Net earnings for the year ended December 31, 2003, was $1,004,000 or $.68 per basic share and $.67 per diluted share compared to a net earnings of $584,000 or $.44 per basic and diluted share in 2002.

     Interest Income and Expense. Interest income totaled $8,729,000 for the year ended December 31, 2003, compared to $6,699,000 in 2002. Interest earned on loans was $7,816,000 in 2003 compared to $6,016,000 in 2002. This increase resulted primarily from an increase in the average loan portfolio balance from $89.0 million for the year ended December 31, 2002, to $131.5 million for the year ended December 31, 2003, and was partially offset by a decrease in the weighted average yield from 6.76% for 2002 to 5.94% for 2003.

         Interest on securities was $897,000 for the year ended December 31, 2003, compared to $649,000 for the year ended December 31, 2002. This increase resulted primarily from an increase in the average investment securities portfolio from $10.2 million for 2002 to $16.0 million for 2003. Interest on federal funds sold totaled $16,000 in 2003 compared to $34,000 in 2002.

         Interest expense on deposit accounts amounted to $3,078,000 for the year ended December 31, 2003, compared to $2,750,000 in 2002. The increase resulted from an increase in the average balance of interest-bearing deposits from $84.0 million in 2002 to $123.4 million in 2003, offset by a decrease in the weighted average cost of interest-bearing deposits from 3.27% in 2002 to 2.49% in 2003. Interest on other borrowings amounted to $33,000 for the year ended December 31, 2003, with a weighted average cost of 1.69%.

     Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the year ended
         December 31, 2003,  was  $1,580,000  compared to $443,000 in 2002.  The increase for 2003 was due to growth in the loan portfolio and from charge-offs and specific allowances with respect to two commercial loans that were impaired as of December 31, 2003. Management believes that the allowance for loan losses of $1,679,000 at December 31, 2003, is adequate.

     Noninterest Income. Noninterest income increased to $1,550,000 for the year ended December 31, 2003, compared to $580,000 for the year ended December 31, 2002. The increase primarily resulted from a $850,000 litigation settlement received in 2003. The litigation settlement resulted from a lessor's noncompliance with certain provisions of a lease agreement. In addition, this increase resulted from an increase in fees and service charges on deposit accounts due to the significant increase in the number of accounts.

     Other Expense. Other expense totaled $3,971,000 for the year ended December
         31, 2003, compared to $3,134,000 in 2002. The increase resulted primarily from an increase in salaries and employee benefits expense of $400,000, an increase in professional fees of $105,000, an increase in occupancy expense of $81,000 and an increase in other expense of $160,000.

     Income Taxes. Income taxes for the year ended December 31, 2003, was $613,000 (an effective rate of 38%) compared to $355,000 in 2002 (an effective rate of 38%).

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     General. Net earnings for the year ended December 31, 2002, was $584,000 or $.44 per basic and diluted share compared to a net loss of $198,000 or $.19 per basic and diluted share in 2001.

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

         Interest on securities was $649,000 for the year ended December 31, 2002, compared to $340,000 for the year ended December 31, 2001. This increase resulted primarily from an increase in the average investment securities portfolio from $5.3 million for 2001 to $10.2 million for 2002. Interest on federal funds sold totaled $34,000 in 2002 compared to $81,000 in 2001.

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

     Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the year ended December 31, 2002, was $443,000 compared to $343,000 in 2001. The increase for 2002 was due to growth in the loan portfolio.

     Noninterest Income. Noninterest income increased to $580,000 for the year ended December 31, 2002, compared to $458,000 for the year ended December 31, 2001. This increase resulted primarily from an increase in fees and service charges on deposit accounts due to the significant increase in the number of accounts. The amount of noninterest income from nondeposit-related sources decreased by $21,000, primarily due to a $77,000 decrease as a result of outsourcing our bankcard merchant program. The merchant program changes resulted in a decrease of $77,000 which was partially offset by $44,000 in income generated by mortgage origination activities implemented in 2002.

     Other Expense. Other expense totaled $3,134,000 for the year ended December
         31, 2002, compared to $2,645,000 in 2001. The increase resulted primarily from an increase in salaries and employee benefits expense of $260,000, an increase in advertising and business development of $52,000 and an increase in occupancy expense of $38,000.

     Income Taxes (Benefit). Income tax expense for the year ended December 31, 2002, was $355,000 (an effective rate of 38%) compared to a benefit of $119,000 in 2001 (an effective rate of 38%).

                     Selected Quarterly Results (Unaudited)

The following tables present summarized quarterly data (dollars in thousands, except per share amounts).

                                            Year Ended December 31, 2003
                                  ----------------------------------------------
                                  First      Second    Third    Fourth
                                  Quarter   Quarter   Quarter   Quarter   Total
                                  -------   -------   -------   -------   -----
Interest income ................. $1,977     2,157     2,295     2,300     8,729
Interest expense ................    733       781       801       796     3,111
                                  ------    ------    ------    ------    ------
     Net interest income ........  1,244     1,376     1,494     1,504     5,618

Provision for loan losses .......    356       222       341       661     1,580
                                  ------    ------    ------    ------    ------
     Net interest income after
     provision for loan losses ..    888     1,154     1,153       843     4,038

Noninterest income ..............    152       188       174     1,036     1,550
Noninterest expense .............    955     1,025       926     1,065     3,971
                                  ------    ------    ------    ------    ------
Earnings before income taxes ....     85       317       401       814     1,617

Income taxes ....................     32       119       156       306       613
                                  ------    ------    ------    ------    ------
Net earnings .................... $   53       198       245       508     1,004
                                  ======    ======    ======    ======    ======
Basic earnings per common share . $ 0.04      0.13       .17       .34       .68
                                  ======    ======    ======    ======    ======
Diluted earnings per common share $ 0.04      0.13       .17       .33       .67
                                  ======    ======    ======    ======    ======

                                             Year Ended December 31, 2002
                                  ----------------------------------------------
                                  First      Second    Third    Fourth
                                  Quarter   Quarter   Quarter   Quarter   Total
                                  -------   -------   -------   -------   -----


Interest income ................. $1,392     1,611     1,816     1,880     6,699
Interest expense ................    612       664       757       730     2,763
                                  ------    ------    ------    ------    ------
     Net interest income ........    780       947     1,059     1,150     3,936

Provision for loan losses .......    107       138        97       101       443
                                  ------    ------    ------    ------    ------
     Net interest income after
     provision for loan losses ..    673       809       962     1,049     3,493

Noninterest income ..............    161       109       153       157       580
Noninterest expense .............    754       767       824       789     3,134
                                  ------    ------    ------    ------    ------
Earnings before income taxes ....     80       151       291       417       939

Income taxes ....................     30        57       112       156       355
                                  ------    ------    ------    ------    ------
Net earnings .................... $   50        94       179       261       584
                                  ======    ======    ======    ======    ======
Basic and diluted earnings per
     common share ............... $ 0.05      0.07      0.12      0.20      0.44

ITEM 7.  FINANCIAL STATEMENTS

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----
Independent Auditors' Report .............................................    22

Consolidated Balance Sheets, December 31, 2003 and 2002 ..................    23

Consolidated Statements Earnings for the Years Ended
         December 31, 2003 and 2002 ......................................    24

Consolidated Statements of Stockholders' Equity for the
         Years Ended December 31, 2003 and 2002 ..........................    25

Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2003 and 2002 ......................................    26

Notes to Consolidated Financial Statements for the Years Ended
         December 31, 2003 and 2002 ......................................    27

     All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

                          Independent Auditors' Report

Jacksonville Bancorp, Inc.
Jacksonville, Florida:

     We have audited the accompanying consolidated balance sheets of Jacksonville Bancorp, Inc. and Subsidiary (the "Company") at December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

HACKER, JOHNSON & SMITH PA
Tampa, Florida
February 13, 2004

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets
                (Dollars in thousands, except per share amounts)


                                                                         At  December 31,
                                                                     -----------------------
                                                                       2003          2002
                                                                     ---------     ---------
    Assets

Cash and due from banks .........................................    $   3,661         3,924
Federal funds sold ..............................................          233           357
                                                                     ---------     ---------

              Total cash and cash equivalents ...................        3,894         4,281

Securities available for sale ...................................       16,780        12,481
Securities held to maturity .....................................           50            50
Loans, net of allowance for loan losses of $1,679
  in 2003 and $1,100 in 2002 ....................................      150,976       108,933
Accrued interest receivable .....................................          875           660
Premises and equipment, net .....................................        2,940         3,122
Federal Home Loan Bank stock, at cost ...........................          266           132
Deferred income taxes ...........................................          474           988
Foreclosed assets, net ..........................................          395          --
Other assets ....................................................          217           184
                                                                     ---------     ---------
              Total assets ......................................    $ 176,867       130,831
                                                                     =========     =========

    Liabilities and Stockholders' Equity

Liabilities:
    Noninterest-bearing demand deposits .........................       23,394        16,781
    Money market, NOW and savings deposits ......................       26,625        20,931
    Time deposits ...............................................      108,520        72,416
                                                                     ---------     ---------
              Total deposits ....................................      158,539       110,128

    Federal funds purchased .....................................        4,296         3,000
    Other borrowings ............................................         --           4,747
    Other liabilities ...........................................          625           389
                                                                     ---------     ---------
              Total liabilities .................................      163,460       118,264
                                                                     ---------     ---------

Commitments and contingencies (Notes 4, 7 and 11)

Stockholders' equity:

    Preferred stock, $.01 par value; 2,000,000 shares authorized,
         none issued or outstanding .............................         --            --
    Common stock, $.01 par value; 8,000,000 shares authorized,
         1,467,166 and 1,467,066 shares issued and outstanding
         in 2003 and 2002 .......................................           15            15
    Additional paid-in capital ..................................       14,230        14,229
    Accumulated deficit .........................................         (789)       (1,793)
    Accumulated other comprehensive income (loss) ...............          (49)          116
                                                                     ---------     ---------
              Total stockholders' equity ........................       13,407        12,567
                                                                     ---------     ---------
              Total liabilities and stockholders' equity ........    $ 176,867       130,831
                                                                     =========     =========

See Accompanying Notes to Consolidated Financial Statements.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                       Consolidated Statements of Earnings
                (Dollars in thousands, except per share amounts)

                                                         Year Ended December 31,
                                                         -----------------------
                                                            2003        2002
                                                            ----        ----
Interest income:
    Loans ...............................................  $7,816      6,016
    Securities ..........................................     897        649
    Other ...............................................      16         34
                                                           ------     ------

              Total interest income .....................   8,729      6,699
                                                           ------     ------

Interest expense:
    Deposits ............................................   3,078      2,750
    Other borrowings ....................................      33         13
                                                           ------     ------
              Total interest expense ....................   3,111      2,763
                                                           ------     ------
              Net interest income .......................   5,618      3,936

Provision for loan losses ...............................   1,580        443
                                                           ------     ------
              Net interest income after provision for
                loan losses .............................   4,038      3,493
                                                           ------     ------
Noninterest income:
    Fees and service charges on deposit accounts ........     557        445
    Other ...............................................     143        135
    Litigation settlement ...............................     850       --
                                                           ------     ------
              Total noninterest income ..................   1,550        580
                                                           ------     ------
Noninterest expenses:
    Salaries and employee benefits ......................   1,971      1,571
    Occupancy ...........................................     639        558
    Data processing .....................................     391        394
    Professional fees ...................................     257        152
    Telephone ...........................................      67         70
    Advertising and business development ................     195        100
    Courier, freight and postage ........................      73         71
    Other ...............................................     378        218
                                                           ------     ------
              Total noninterest expenses ................   3,971      3,134
                                                           ------     ------
Earnings before income taxes ............................   1,617        939

              Income taxes ..............................     613        355
                                                           ------     ------
Net earnings ............................................  $1,004        584
                                                           ======     ======
Earnings per share, basic ...............................  $  .68        .44
                                                           ======     ======
Earnings per share, diluted .............................  $  .67        .44
                                                           ======     ======

See Accompanying Notes to Consolidated Financial Statements.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                     Years Ended December 31, 2003 and 2002
                             (Dollars in thousands)


                                                                                     Accumulated
                                                             Additional                  Other             Total
                                                  Common      Paid-In   Accumulated  Comprehensive      Stockholders'
                                                   Stock      Capital     Deficit     Income (Loss)        Equity
                                                  ------     ---------- -----------  --------------     -------------
Balance at December 31, 2001 .................    $    10      9,705     (2,377)          (41)              7,297

Comprehensive income:
Net earnings .................................         --         --        584            --                 584

Change in net unrealized loss
 on securities available for
 sale, net of taxes of $94 ...................         --         --         --           157                 157
                                                                                                           ------

Comprehensive income .........................                                                                741
                                                                                                           ------
Proceeds from the sale of common stock, net of
offering costs of $196 .......................          5      4,524         --            --               4,529
                                                                                                           ------

Balance at December 31, 2002 .................         15     14,229     (1,793)          116              12,567
                                                                                                           ------
Comprehensive income:
Net earnings .................................         --         --      1,004            --               1,004

Change in net unrealized gain
 on securities available for
 sale, net of tax benefit of $99 .............         --         --         --          (165)               (165)
                                                                                                           ------

Comprehensive income .........................                                                                839
                                                                                                           ------
Proceeds from the exercise of common stock
warrants .....................................         --          1         --            --                   1
                                                  -------     ------     ------          ----              ------
Balance at December 31, 2003 .................    $    15     14,230       (789)          (49)             13,407
                                                  =======     ======     ======          ====              ======


See Accompanying Notes to Consolidated Financial Statements.

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                                            Year Ended December 31,
                                                                            -----------------------
                                                                               2003         2002
                                                                               ----         ----
Cash flows from operating activities:
     Net earnings .........................................................   $  1,004         584
    Adjustments  to  reconcile  net  earnings to net cash
      provided by operating activities:
         Depreciation and amortization ....................................        278         277
         Provision for loan losses ........................................      1,580         443
         Deferred income taxes ............................................        613         355
         Net amortization of deferred loan (fees) costs ...................        (25)          9
         Net amortization of securities ...................................        (14)        (55)
         Increase in accrued interest receivable and other assets .........       (248)       (124)
         Increase in other liabilities ....................................        236         187
                                                                              --------    --------
                  Net cash provided by operating activities ...............      3,424       1,676
                                                                              --------    --------
Cash flows from investing activities:
    Purchases of securities available for sale ............................    (12,704)    (10,252)
    Proceeds from calls and paydowns of securities available for sale .....      8,155       5,559
    Net increase in loans .................................................    (44,266)    (41,251)
    Purchases of premises and equipment, net ..............................        (96)        (95)
    Purchase of Federal Home Loan Bank stock ..............................       (134)        (69)
    Proceeds from sale of foreclosed assets, net ..........................        273        --
                                                                              --------    --------
                  Net cash used in investing activities ...................    (48,772)    (46,108)
                                                                              --------    --------
Cash flows from financing activities:
    Net increase in deposits ..............................................     48,411      34,509
    Net increase in federal funds purchased ...............................      1,296       1,750
    Net (decrease) increase in other borrowings ...........................     (4,747)      2,637
    Proceeds from sale of common stock, net of offering costs .............       --         4,529
    Proceeds from exercise of common stock warrants .......................          1        --
                                                                              --------    --------
                  Net cash provided by financing activities ...............     44,961      43,425
                                                                              --------    --------
Decrease in cash and cash equivalents .....................................       (387)     (1,007)

Cash and cash equivalents at beginning of year ............................      4,281       5,288
                                                                              --------    --------
Cash and cash equivalents at end of year ..................................   $  3,894       4,281
                                                                              ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
         Interest .........................................................   $  3,097       2,715
                                                                              ========    ========
         Income taxes .....................................................   $   --          --
                                                                              ========    ========
Noncash transactions:
    Accumulated other comprehensive income (loss), net change in unrealized
         gain (loss) on securities available for sale, net of tax .........   $   (165)        157
                                                                              ========    ========
    Loans transferred to foreclosed assets ................................   $    668        --
                                                                              ========    ========

See Accompanying Notes to Consolidated Financial Statements.

                           JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                 December 31, 2003 and 2002 and Years Then Ended

(1)  Summary of Significant Accounting Policies

    Organization.   Jacksonville  Bancorp,  Inc.  (the  "Holding  Company")  was
         incorporated on October 24, 1997, in the State of Florida. The Holding Company is a one-bank holding company and owns 100% of the outstanding shares of The Jacksonville Bank (the "Bank"). The Holding Company's only business is the ownership and operation of the Bank. The Bank's deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals through its three offices in Jacksonville, Duval County, Florida. In addition, the Bank accepts deposits from financial institutions nationwide. The primary business activities of the Bank's wholly-owned subsidiary, Fountain Financial, Inc. (the "Insurance Agency"), consist of referral of customers of the Bank to third parties for sale of insurance products.

    Basis of Presentation.  The  accompanying  consolidated financial statements of the Company include the accounts of the Holding Company, the Bank and the Insurance Agency (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry.

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

    Cash and Cash Equivalents. For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash and balances due from banks and federal funds sold, both of which mature within ninety days. The Bank is required by law or regulation to maintain cash reserves in the form of vault cash or in noninterest-bearing accounts with the Federal Reserve Bank or other qualified banks. The required reserve balances at December 31, 2003 and 2002 were $482,000 and $304,000, respectively.

    Securities. The Company may classify its securities as either trading, held to maturity or available for sale. Trading securities are held principally for resale and recorded at their fair values. Unrealized gains and losses on trading securities are included immediately in earnings. Held to maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at amortized cost. Available for sale securities consist of securities not classified as trading securities nor as held to maturity securities. Unrealized holding gains and losses, net of tax, on available for sale securities are excluded from earnings and reported in accumulated other comprehensive income (loss). Gains and losses on the sale of available for sale securities are recorded on the trade date and are determined using the specific identification method. Premiums and discounts on securities are recognized in interest income using the interest method over the period to maturity.

    Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay off are reported at their outstanding principal adjusted for any charge-offs, the allowance for loan losses, any deferred fees or costs on originated loans, and unamortized premiums or discounts on purchased loans. Loan origination fees are deferred and certain direct origination costs are capitalized. Both are recognized as an adjustment of the yield of the related loan.

              The accrual of interest on loans, excluding certain consumer and residential loans is discontinued at the time a loan is ninety days delinquent unless the loan is well collateralized and in process of collection. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Nonaccrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(1)  Summary of Significant Accounting Policies, Continued
Loans, Continued.

    Allowance for Loan Losses. The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. A loan loss is charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

         The Holding Company and its subsidiary file a consolidated income tax return. Income taxes are allocated proportionately to the Holding Company and subsidiary as though separate income tax returns were filed.

    Foreclosed Assets. Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of fair value or the loan balance at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in earnings.

    Premises and  Equipment.  Land  is  stated  at  cost.  Buildings,  leasehold improvements, furniture, fixtures and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful life of each type of asset. The Company will capitalize interest during the construction period of major capital developments such as the construction of office facilities.

                                                                     (continued)

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(1) Summary of Significant Accounting Policies, Continued

    Stock-Based Compensation. Statement of Financial Accounting Standards (SFAS)
         No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure (collectively "SFAS No. 123"), encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion No. 25"), whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock. Stock options issued under the Company's stock option plan have no intrinsic value at the grant date, and under Opinion No. 25 no compensation cost is recognized for them. The Company has elected to continue with the accounting methodology in Opinion No. 25. No stock-based employee compensation cost is reflected in net earnings, as all options granted under the plan have exercise prices which were equal to or exceeded the market value of the underlying common stock on the grant date. The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions of FASB No. 123 to stock-based employee compensation (in thousands, except per share amounts).

                                                                Year Ended
                                                                December 31,
                                                              ---------------
                                                              2003       2002
                                                              ----       ----

Net earnings, as reported .................................   $1,004       584

Deduct: Total stock-based employee compensation
        determined under the fair value based method for
        all awards, net of related tax effect .............       76        42
                                                              ------      ----

Proforma net earnings .....................................   $  928       542
                                                              ======      ====

Basic earnings per share:
        As reported .......................................   $  .68       .44
                                                              ======      ====

        Proforma ..........................................   $  .63       .41
                                                              ======      ====

Diluted earnings per share:
        As reported .......................................   $  .67       .44
                                                              ======      ====

        Proforma ..........................................   $  .62       .40
                                                              ======      ====

                                                                     (continued)

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(1) Summary of Significant Accounting Policies, Continued

    Stock-Based Compensation, Continued. In order to calculate the fair value of the options, it was assumed that the risk-free interest rate was 4.28% and 5.26% for the years ended December 31, 2003 and 2002, respectively, there would be no dividends paid by the Company over the exercise period, the expected life of the options would be the entire exercise period, and stock volatility was .14% and .13% for 2003 and 2002, respectively. For purposes of the proforma disclosures the estimated fair value is treated as expense during the vesting period. The following information summarizes the fair value of options granted under the plan.

                                                        Year Ended December 31,
                                                        -----------------------
                                                          2003          2002
                                                          ----          ----
            Weighted average per share
               grant-date fair value of
               options issued during the year ..........  $4.70         4.17
                                                          =====         ====

    Transfers of Financial Assets. Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

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

            Loans. For variable rate loans that reprice periodically and have no significant change in credit risk, fair values are based on carrying values. Fair values for fixed rate mortgage (e.g. one-to-four family residential), commercial real estate and commercial loans are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(1) Summary of Significant Accounting Policies, Continued

    Fair Values of Financial Instruments, Continued.

         Accrued Interest Receivable. The carrying amount of accrued interest receivable approximates fair value.

         Deposit Liabilities. The fair values disclosed for demand, NOW, money market and savings deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). Fair values for fixed rate time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered on time deposits to a schedule of aggregated expected monthly maturities on time deposits.

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

    Earnings Per Share. Basic earnings per share has been computed on the basis of the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share were computed based on the weighted average number of shares outstanding plus the effect of outstanding stock options and warrants, computed using the treasury stock method. Earnings per common share have been computed based on the following:

                                                       Year Ended December 31,
                                                       -----------------------
                                                         2003            2002
                                                         ----            ----
Weighted average number of common
 shares outstanding used to calculate
 basic earnings per common share ...............       1,467,070       1,335,831

Effect of dilutive stock options ...............          27,614           6,013

Effect of dilutive warrants ....................           3,201              --
                                                       ---------       ---------

Weighted average number of common
 shares outstanding used to calculate
 diluted earnings per common share .............       1,497,885       1,341,844
                                                       =========       =========

    Comprehensive  Income.   Accounting   principles   generally   require  that
         recognized revenue, expenses, gains and losses be included in net earnings. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the consolidated balance sheet, such items along with net earnings, are components of comprehensive income.

    Recent Pronouncements.  In November 2002, the Financial Accounting Standards
         Board  ("FASB")  issued  FASB   Interpretation  No.  45,   "Guarantor's
         Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("FIN 45"), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability is applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements.

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(1) Summary of Significant Accounting Policies, Continued

    Recent Pronouncements, Continued. In January 2003, the FASB issued and revised in December 2003 FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") which addresses consolidation by business enterprises of variable interest entities. FIN 46 applies to variable interest entities created after January 31, 2003. The Company has no variable interest entities, therefore FIN 46 had no effect on the Company's consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the recognition and measurement of liabilities for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this Statement had no effect on the Company's consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this Statement had no effect on the Company's consolidated financial statements.

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement had no effect on the Company's consolidated financial statements.

    Reclassifications. Certain reclassifications of prior year amounts have been made to conform to the current year presentation.

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(2) Securities

    Securities have been classified according to management's intention. The carrying amounts of securities and their approximate fair values are as follows (in thousands):

                                                                Amortized   Unrealized      Unrealized       Fair
                                                                   Cost       Gains           Losses         Value
                                                                ---------   ----------      ----------       ------
December 31, 2003:
     Available for Sale:
            U.S. Government agencies ......................       $14,089        127              (210)      14,006
            Mortgage-backed securities ....................         2,769         23               (18)       2,774
                                                                  -------       ----        ----------       ------

                                                                  $16,858        150              (228)      16,780
                                                                  =======       ====        ==========       ======
     Held to Maturity:
            State of Israel bond ..........................       $    50         --                --           50
                                                                  =======       ====        ==========       ======

December 31, 2002:
     Available for Sale:

            U.S. Government agencies ......................       $10,049        157               (14)      10,192
            Mortgage-backed securities ....................         2,246         43                --        2,289
                                                                  -------       ----        ----------       ------

                                                                  $12,295        200               (14)      12,481
                                                                  =======       ====        ==========       ======
     Held to Maturity:
            State of Israel bond ..........................       $    50         --                --           50
                                                                  =======       ====        ==========       ======

    The scheduled maturities of securities at December 31, 2003, are as follows (in thousands):

                                                                         Available for Sale   Held to Maturity
                                                                         ------------------   ----------------
                                                                         Amortized    Fair    Amortized   Fair
                                                                            Cost      Value     Cost     Value
                                                                         ---------    -----   ---------  -----
    Due after one through five years ......................              $   500        503       50       50
    Due after five through ten years ......................                3,795      3,778       --       --
    Due after ten years ...................................                9,794      9,725       --       --
    Mortgage-backed securities ............................                2,769      2,774       --       --
                                                                         -------     ------       --       --
                                                                         $16,858     16,780       50       50
                                                                         =======     ======       ==       ==

    At December 31, 2002, the Company had pledged securities with a carrying value of approximately $4.4 million for borrowings under a repurchase agreement. There were no pledged securities at December 31, 2003. There were no sales of securities in 2003 or 2002.

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(3)  Loans

    The components of loans are as follows (in thousands):

                                                          At December 31,
                                                     -----------------------
                                                        2003          2002
                                                        ----          ----

Commercial real estate..........................     $ 93,899       63,520
Commercial......................................       16,443       16,648
Residential real estate.........................       36,594       25,825
Consumer and other..............................        5,729        4,057
                                                     --------      -------

    Total loans.................................      152,665      110,050

Deduct:

 Allowance for loan losses......................       (1,679)      (1,100)
  Net deferred fees.............................          (10)         (17)
                                                     --------      -------

Loans, net......................................     $150,976      108,933
                                                     ========      =======

    An analysis of the change in the allowance for loan losses follows (in thousands):

                                                             Year Ended
                                                            December 31,
                                                      -----------------------
                                                         2003            2002
                                                         ----            ----

Beginning balance...............................      $ 1,100            657
Provision for loan losses.......................        1,580            443
Loans charged off, net of recoveries............       (1,001)            --
                                                      -------          -----

Ending balance..................................      $ 1,679          1,100
                                                      =======          =====

    Loans identified as impaired, the average net investment in impaired  loans,
         interest  income  recognized  and  received  on  collateral   dependent
         impaired loans are as follows (in thousands):

                                                              At December 31,
                                                             ----------------
                                                              2003       2002
                                                              ----       ----
Loans identified as impaired:
    Gross loans with no related allowance
     for losses                                               $   --       --
    Gross loans with related allowance for
     losses recorded                                             583      388
Less:  Allowance on these loans.................                 (88)     (58)
                                                             -------     ----
Net investment in impaired loans................               $ 495      330
                                                              ======     ====

                                                                 Year Ended
                                                                 December 31,
                                                             ----------------
                                                               2003      2002
                                                               ----      ----

    Average investment in impaired loans........              $1,318       46
                                                               =====       ==
    Interest income recognized on impaired loans              $   --       --
                                                              ======     ====
    Interest income received on impaired loans..              $   --       --
                                                              ======     ====

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(3) Loans, Continued

    Nonaccrual and past due loans were as follows (in thousands):

                                                                At December 31,
                                                              -----------------
                                                                 2003      2002
                                                              -------    ------
Nonaccrual loans ...........................................  $   726       851
Past due ninety days or more, but still accruing ...........       75        --
                                                              -------    ------
    Total ..................................................  $   801       851
                                                              =======    ======

(4) Premises and Equipment

    A summary of premises and equipment follows (in thousands):

                                                                At December 31,
                                                                2003      2002
                                                              -------    ------
    Land....................................................  $ 1,075     1,075
    Buildings ..............................................    1,358     1,358
    Leasehold improvements .................................      152       145
    Furniture, fixtures and equipment ......................    1,474     1,384
                                                              -------    ------
     Total, at cost ........................................    4,059     3,962
 Less accumulated depreciation and amortization ............   (1,119)     (840)
                                                              -------    ------
     Premises and equipment, net ...........................  $ 2,940     3,122
                                                              =======    ======

     The Company leases certain office  facilities under an operating lease. The lease contains annual escalation clauses and three five-year renewal options. Rental expense under this operating lease was approximately $187,000 and $121,000 during the years ended December 31, 2003 and 2002, respectively. The lease expires August 31, 2004. At December 31, 2003, future minimum rental commitments under this lease total approximately $141,000.

(5)  Deposits

    The total time deposits with a minimum denomination of $100,000 at December 31, 2003 and 2002 were $37.5 million and $22.8 million, respectively.

    A schedule of maturities of time deposits follows (in thousands):

              Year Ending
              December 31,                                   Amount

                  2004..................................    $72,793
                  2005..................................     22,229
                  2006..................................      6,683
                  2007..................................      5,017
                  2008 and thereafter...................      1,798
                                                            -------
                                                            $108,520
                                                            ========

                                                                     (continued)

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(6) Other Borrowings

    The Company  enter s  into  daily  repurchase   agreements  as  needed  with
         financial institutions. These agreements require the Company to pledge securities as collateral for borrowings under the agreements. Information concerning these agreements is summarized as follows (dollars in thousands):

                                                                  At or for
                                                                 Year Ended
                                                                 December 31
                                                             -------------------
                                                               2003        2002
                                                               ----        ----

    Balance at end of year .............................     $     --     4,747
                                                             ========     =====
    Average balance during year ........................     $    514       360
                                                             ========     =====
    Average interest rate during year ..................         1.76%     1.75%
                                                             ========     =====
    Maximum month-end balance during year ..............     $  2,336     4,747
                                                             ========     =====
    Securities pledged as collateral for this
       agreement .......................................     $     --     4,368
                                                             ========     =====

(7) Financial Instruments

    The estimated fair values of the Company's financial instruments were as follows (in thousands):

                                                                         At December 31, 2003               At December 31, 2002
                                                                    ----------------------------         --------------------------
                                                                      Carrying             Fair           Carrying           Fair
                                                                        Amount            Value            Amount            Value
                                                                        ------            -----            ------            -----
Financial assets:
     Cash and cash equivalents ............................           $  3,894             3,894             4,281           4,281
     Securities available for sale ........................             16,780            16,780            12,481          12,481
     Securities held to maturity ..........................                 50                50                50              50
     Federal Home Loan Bank stock .........................                266               266               132             132
     Loans ................................................            150,976           151,896           108,933         110,114
     Accrued interest receivable ..........................                875               875               660             660

Financial liabilities:
     Deposits .............................................            158,539           163,774           110,128         112,735
     Federal funds purchased ..............................              4,296             4,296             3,000           3,000
     Other borrowings .....................................                 --                --             4,747           4,747

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(7) Financial Instruments, Continued

    The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has in these financial instruments.

    The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit, unused lines of credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.

    Commitments to extend  credit and unused lines of credit are  agreements  to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Company upon extension of credit is based on management's credit evaluation of the counterparty.

    Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

    Commitments to extend credit, unused lines of credit and standby letters of credit typically result in loans with market interest rates when funded. A summary of the amounts of the Company's financial instruments with off- balance sheet risk at December 31, 2003, follows (in thousands):

                                                                       Estimated
                                                 Contract   Carrying      Fair
                                                  Amount     Amount      Value
                                                  ------     ------      -----
    Commitments to extend credit ............   $      347      --         --
                                                ==========   =====        ===
    Unused lines of credit ..................   $   19,629      --         --
                                                ==========   =====        ===
    Standby letters of credit ...............   $      352      --         --
                                                ==========   =====        ===

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(8)  Credit Risk

    The Company grants the majority of its loans to borrowers throughout Duval County, Florida. Although the Company has a diversified loan portfolio, a significant portion of its borrowers' ability to honor their contracts is dependent upon the economy in Duval County, Florida.

(9)  Income Taxes

    Income taxes consisted of the following (in thousands):

                                                                Year Ended
                                                               December 31,
                                                               ------------
                                                                2003  2002
                                                                ----   ---
Deferred:
    Federal .................................................   $523   303
    State ...................................................     90    52
                                                                ----   ---
       Total deferred income taxes ..........................   $613   355
                                                                ====   ===

    Income taxes is different than that computed by applying the federal statutory rate of 34%, as indicated in the following analysis (dollars in thousands):

                                                             Year Ended December 31,
                                                       ---------------------------------
                                                                2003               2002
                                                                ----               ----
                                                                % of               % of
                                                               Pretax             Pretax
                                                       Amount  Earnings  Amount  Earnings
                                                       ------  --------  ------  --------
Income taxes at statutory federal
    income tax rate .................................   $550    34.0%     $319      34.0%
Increase in income taxes resulting from:
    State tax benefit, net of federal tax benefit ...     59     3.7        34       3.6
    Other ...........................................      4      .2         2        .2
                                                        ----    ----      ----      ----
                                                        $613    37.9%     $355      37.8%
                                                        ====    ====      ====      ====

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (in thousands).

                                                               At December 31,
                                                               ---------------
                                                                2003     2002
                                                                ----     ----
Deferred tax assets:
    Allowance for loan losses...............................     $392      253
    Organizational and preopening costs.....................       25       99
    Net operating loss carryforwards........................      254      942
    Unrealized loss on securities available for sale........       29       --
                                                                 ----    -----
    Gross deferred tax asset................................      700    1,294
                                                                 ----    -----
Deferred tax liabilities:
    Unrealized gain on securities available for sale........       --       70
    Depreciation............................................      168      181
    Deferred loan costs.....................................       54       52
    Other...................................................        4        3
                                                                 ----    -----
    Gross deferred tax liabilities..........................      226      306
                                                                 ----    -----
    Net deferred tax asset..................................     $474      988
                                                                 ====    =====

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(9)  Income Taxes, Continued

    At December 31, 2003, the Company had net operating loss carryforwards for federal and state income tax purposes as follows (in thousands):

              Year Expiring                              Amount
              -------------                              ------
                  2020.................................    $182
                  2021.................................     492
                                                           ----
                                                           $674

(10)  Related Party Transactions

    The Company has granted loans to and accepted deposits from its executive officers, directors and their affiliates in the ordinary course of business. The following summarizes loans and deposits with related parties (in thousands):

                                                      Year Ended December 31,
                                                      -----------------------
                                                        2003           2002
                                                        ----           ----
         Outstanding balance, beginning of year      $ 4,353          3,824
            Loans funded                               2,576          2,145
            Principal repayments                      (1,140)        (1,616)
                                                     -------          -----
         Outstanding balance, end of year            $ 5,789          4,353
                                                     =======          =====
         Deposits at year end                        $ 3,226          2,758
                                                     =======          =====

(11) Contingencies

    Various legal claims and other contingent liabilities may arise from time to time in the normal course of business which, in the opinion of management of the Bank, will not have a material effect on the Company's consolidated financial statements.

(12) Stock Option Plan and Warrants

    The Company established a Stock Option plan (the "Plan") for its directors, officers and employees. The total number of options which can be granted under this plan is 220,099. Both qualified and nonqualified options can be granted, and all options have ten year terms and vest over periods up to five years. As of December 31, 2003, 47,742 shares remain available to be granted under the Plan. A summary of stock option transactions follows (dollars in thousands, except per share amounts):

                                                                                        Average           Range         Aggregate
                                                                       Number of       Per Share           of             Option
                                                                         Shares          Prices          Prices           Price
                                                                         ------          ------          ------           -----
    Outstanding at December 31, 2001 .......................            135,857          $10.00             10.00         $1,359
    Options granted ........................................              4,000           10.00             10.00             40
                                                                        -------          ------            ------         ------
    Outstanding at December 31, 2002 .......................            139,857           10.00             10.00          1,399
                                                                                                                          ======
    Options granted ........................................             32,500           12.55             12.55            408
                                                                        -------          ------            ------         ------
    Outstanding at December 31, 2003 .......................            172,357          $10.48      $ 10.00-12.55        $1,807
                                                                        =======          ======      =============        ======

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(12) Stock Option Plan and Warrants, Continued

    These options are exercisable as follows:

                                                    Number           Weighted
                                                     of              Average
Year Ending December 31,                           Shares             Price
------------------------                           ------             -----
      Currently exercisable....................   126,757            $ 10.00
      2004.....................................   16,400              11.01
      2005.....................................     8,100             12.05
      2006.....................................     7,300             12.27
      2007.....................................     7,300             12.27
      2008.....................................     6,500             12.55
                                                  -------
                                                  172,357           $ 10.48
                                                  =======             ======

    Theweighted  average  remaining  contractual life of the options at December
         31,  2003  and  2002  was   approximately  6.5  years  and  6.9  years,
         respectively.

    During 2002, the Company completed an offering of 225,000 investment units, initially to existing stockholders through a rights offering, and then to the general public in a community offering. Each unit offered for $21.00 consisted of two shares of common stock and one warrant to purchase one share of common stock for $13.00 through September 30, 2004. Therefore, the offering resulted in issuance of 450,000 shares of common stock and 225,000 warrants. One hundred warrants were exercised during the year ended December 31, 2003, resulting in 224,900 warrants outstanding at December 31, 2003.

(13) Profit Sharing Plan

    The Company sponsors a 401(k) profit  sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. Expense relating to the Company's contributions to the profit sharing plan was approximately $90,000 and $78,000 for the years ended December 31, 2003 and 2002, respectively.

(14) Directors Stock Purchase Plan

    Following approval by the stockholders at the 2003 annual meeting, the Company established the Directors' Stock Purchase Plan for non-employee directors. Under this plan, directors may elect to receive shares of the Company's common stock as an alternative to the equivalent amounts of cash for directors fees. A total of 100,000 shares of the Company's common stock were made available for issuance, all of which remained available for issuance at December 31, 2003. All transactions executed under this plan were open market purchases. The Company's expense in connection with this plan was $116,000 during the year ended December 31, 2003, which is included in other expense in the accompanying consolidated statements of earnings.

(15) Regulatory Matters

    Banking regulations place certain restrictions on dividends and loans or advances made by the Bank to the Holding Company.

    The Bank is limited in the amount of cash  dividends  that may be paid.  The amount of cash dividends that may be paid is based on the Bank's net earnings of the current year combined with the Bank's retained earnings of the preceding two years, as defined by state banking regulations. However, for any dividend declaration, the Bank must consider additional factors such as the amount of current period net earnings, liquidity, asset quality, and capital adequacy. These factors could further limit the amount of dividends which the Bank could declare. In addition, bank regulators have the authority to prohibit banks from paying dividends if they deem such payment to be an unsafe or unsound practice.

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(15) Regulatory Matters, Continued

    The Company and  the  Bank  are  subject  to  various   regulatory   capital
         requirements administered by the regulatory banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's and the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, both the Company and the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and percentages (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, the Company and the Bank met all capital adequacy requirements to which they were subject.

    As of December 31, 2003, both the Company and the Bank were adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk based, Tier 1 risk based, and Tier 1 leverage percentages as set forth in the following tables. There are no conditions or events since that notification that management believes have changed the Company's or the Bank's category. The Company's and the Bank's actual capital amounts and percentages are also presented in the table (dollars in thousands).

                                                                                                                Minimum
                                                                                                               To Be Well
                                                                                             Minimum       Capitalized Under
                                                                                      For Capital Adequacy Prompt Corrective
                                                                       Actual              Purposes        Action Provisions
                                                                ------------------    -------------------- ------------------
                                                                 Amount       %        Amount       %      Amount        %
                                                                 ------      ---        ------     ---      ------      ---
As of December 31, 2003:
    Total capital to risk
      weighted assets:
         Company .........................................      $15,135       9.96%   $12,157      8.00%      N/A        N/A
         Bank ............................................       14,405       9.50     12,133      8.00   $15,166      10.00%
    Tier 1 capital to risk weighted assets:
         Company .........................................       13,456       8.85      6,078      4.00       N/A        N/A
         Bank ............................................       12,726       8.39      6,066      4.00     9,100       6.00
    Tier 1 capital to average assets:
         Company .........................................       13,456       7.85      6,854      4.00       N/A        N/A
         Bank ............................................       12,726       7.45      6,835      4.00     8,544       5.00

As of December 31, 2002: (1)
    Total capital to risk
      weighted assets ....................................       12,563      11.11      9,045      8.00    11,306      10.00
    Tier 1 capital to risk
      weighted assets ....................................       11,463      10.14      4,522      4.00     6,784       6.00
    Tier 1 capital to
      average assets .....................................       11,463       9.22      4,971      4.00     6,214       5.00

(1) At December 31, 2002, the Holding Company was not required to determine its regulatory capital category.

                                                                     (continued)

                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(16)  Litigation Settlement

    TheCompany received a nonrecurring litigation settlement of $850,000 in the year ended December 31, 2003. The litigation settlement resulted from the Company's assertion of a lessor's noncompliance with certain provisions of a lease agreement.

(17)  Parent Company Only Financial Information

    The Holding Company's unconsolidated financial information is as follows (in thousands):

                            Condensed Balance Sheets

                                                             At December 31,
                                                          --------------------
                                                              2003        2002
                                                          --------     -------
    Assets
Cash .................................................    $    507         433
Investment in subsidiary .............................      12,677      11,579
Premises and equipment, net ..........................           1           4
Other assets .........................................         302         563
                                                          --------     -------
    Total assets .....................................    $ 13,487      12,579
                                                          ========     =======
    Liabilities and Stockholders' Equity
Other liabilities ....................................          80          12
Stockholders' equity .................................      13,407      12,567
                                                          --------     -------
    Total liabilities and stockholders' equity .......    $ 13,487      12,579
                                                          ========     =======
    Condensed Statements of Earnings

                                                               Year Ended
                                                              December 31,
                                                          --------------------
                                                              2003        2002
                                                          --------     -------
Revenues .............................................    $     --           2
Expenses .............................................        (259)       (134)
                                                          --------     -------
Loss before earnings of subsidiary ...................        (259)       (132)
Earnings of subsidiary ...............................       1,263         716
                                                          --------     -------
    Net earnings .....................................    $  1,004         584
                                                          ========     =======

                                                                     (continued)

                   JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

(17) Parent Company Only Financial Information, Continued

                       Condensed Statements of Cash Flows

                                                                                                                Year Ended
                                                                                                                December 31,
                                                                                                            -----------------
                                                                                                               2003      2002
                                                                                                            -------    ------
Cash flows from operating activities:
     Net earnings .......................................................................................   $ 1,004       584
     Adjustments to reconcile net earnings to net cash provided by (used in)
       operating activities:
         Amortization ...................................................................................         3         3
         Equity in undistributed earnings of subsidiary .................................................    (1,263)     (716)
         Decrease in other assets .......................................................................       261        --
         Increase (decrease) in other liabilities .......................................................        68       (51)
                                                                                                            -------    ------
         Net cash provided by (used in) operating activities ............................................        73      (180)
                                                                                                            -------    ------
Cash flows from investing activities:
     Net investment in subsidiary .......................................................................        --    (4,000)
     Proceeds from sale of common stock, net of offering costs ..........................................        --     4,529
     Proceeds from exercise of common stock warrants ....................................................         1        --
                                                                                                            -------    ------
         Net cash provided by investing activities ......................................................         1       529
                                                                                                            -------    ------
Net increase in cash ....................................................................................        74       349
Cash at beginning of year ...............................................................................       433        84
                                                                                                            -------    ------
Cash at end of year .....................................................................................   $   507       433
                                                                                                            =======    ======
Noncash transaction:
     Accumulated other comprehensive income (loss), net change in unrealized
         gain (loss) on securities available for sale, net of tax .......................................   $  (165)      157
                                                                                                            =======    ======

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8a CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report the Chief Executive and Chief Financial Officers of the Company concluded that the Company's disclosure controls and procedures were adequate.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information  regarding  directors  contained under the caption  "Proposal 1:
Election of Directors" in our Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2004, is incorporated herein by reference.

The information regarding executive officers who are not directors is set forth in Item 1 of this report under the caption "Executive Officers of the Registrant."

The information regarding reports required under Section 16(a) of the Securities Exchange Act of 1934 contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for the 2004 Annual Meeting of Shareholders, which will be filed with Securities and Exchange Commission prior to April 30, 2004, is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information contained under the caption "Executive Compensation" in our Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2004, is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in our Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2004, is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the captions "Certain Relationships and Related Transactions" and "Compensation Committee Interlocks and Insider Participation" in our Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2004, is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits were filed with are incorporated by reference into this report.

Exhibit No. Description of Exhibit
----------- ----------------------
3.1 Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

3.2 Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-QSB for period ending June 30, 2002 filed on August 14, 2002, File No. 000-30248)

4.1 Specimen Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.0 of the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

10.1 Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on November 9, 1999, File No. 333-90609).

10.2        Amendment to Stock Option Plan (incorporated by reference to Exhibit
            10.2 of the Company's Quarterly Report on Form 10-QSB for the period ending June 30, 2002 filed on August 14, 2002, File No. 000-30248).

10.3        Amendment No. 1 to Stock Option Plan  (incorporated  by reference to
            Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on August 28, 2003, Registration No. 333-108331).

10.4        Jacksonville   Bancorp,   Inc.,   Directors   Stock   Purchase  Plan
            (incorporated by reference to Appendix A of the Company's Proxy Statement filed on April 10, 2003, File No. 000-30248)

10.5 Servicing Agreement with M & I Data Services (now known as Metavante Corporation) (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

10.6 Employment Agreement with Gilbert J. Pomar, III (incorporated by reference to Exhibit 10.1 to the Company's Form 10-QSB for the quarter ended June 30, 1999, filed on August 13, 1999, File No. 000-30248).

21          Subsidiaries of the Registrant

23          Consent of Independent Accountants

31.1        Certification   of  Chief   Executive   Officer   required  by  Rule
            13a-14(a)/15d-14(a) of the Exchange Act.

31.2        Certification   of  Chief   Financial   Officer   required  by  Rule
            13a-14(a)/15d-14(a) of the Exchange Act.

32.1        Certification  of Chief  Executive  Officer  pursuant  to 18  U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.

32.2        Certification  of Chief  Financial  Officer  pursuant  to 18  U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  906  of  the
            Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. We filed a Form 8-K during the fourth quarter of 2003, to announce the Company's unaudited financial results for the fourth quarter and the year ended December 31, 2003.

You can obtain a copy of the Exhibits to this Annual Report on Form 10-KSB by contacting our Corporate Secretary, Cheryl L. Whalen, at 76 South Laura Street, Suite 104, Jacksonville, Florida 32202; (904) 421-3040; cwhalen@jaxbank.com.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption "Principal Accountant Fees and Services" in our Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2004, is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JACKSONVILLE BANCORP, INC.

Dated: March 22, 2004                     By:  /s/  Gilbert J. Pomar, III
                                               -----------------------------
                                                  Gilbert J. Pomar, III
                                                  Chief Executive Officer

Dated: March 22, 2004                     By:  /s/  Cheryl L. Whalen
                                               ------------------------
                                                  Cheryl L. Whalen
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

Signature                                Title                       Date
---------                                -----                       ----

/s/ D. Michael Carter, C.P.A.            Director               March 22, 2004
----------------------------------
D. Michael Carter, C.P.A.

/s/ Melvin Gottlieb                      Director               March 22, 2004
----------------------------------
Melvin Gottlieb

/s/ James M. Healey                      Director               March 22, 2004
----------------------------------
James M. Healey

/s/ John C. Kowkabany                    Director               March 22, 2004
----------------------------------
John C. Kowkabany

/s/ Rudolph A. Kraft                     Director               March 22, 2004
----------------------------------
Rudolph A. Kraft

/s/ R. C. Mills                          Director               March 22, 2004
----------------------------------
R. C. Mills

/s/ Gilbert J. Pomar, III                Director               March 22, 2004
----------------------------------
Gilbert J. Pomar, III

/s/ John W. Rose                         Director               March 22, 2004
----------------------------------
John W. Rose

/s/ Donald E. Roller                     Chairman of the Board  March 22, 2004
----------------------------------       of Directors
Donald E. Roller

/s/ John R. Schultz                      Director               March 22, 2004
----------------------------------
John R. Schultz

/s/ Price W. Schwenck                    Director               March 22, 2004
----------------------------------
Price W. Schwenck

/s/ Charles F. Spencer                   Director               March 22, 2004
----------------------------------
Charles F. Spencer

/s/ Bennett A. Tavar                     Director               March 22, 2004
----------------------------------
Bennett A. Tavar

/s/ Gary L. Winfield, M.D.               Director               March 22, 2004
----------------------------------
Gary L. Winfield, M.D.