Form 10QSB
period 2004-03-31
JACKSONVILLE BANCORP INC /FL/
filed 2004-05-17
CIK 1071264

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark One)

  [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

  [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                      OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number  000-30248

                   JACKSONVILLE BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

      Florida                                  59-3472981
      -------                                 -------------
(State or other jurisdiction of              (IRS Employer
  incorporation or organization)              Identification No.)

 76 South Laura Street, Suite 104, Jacksonville, Florida 32202
 -------------------------------------------------------------
            (Address of principal executive offices)

                         (904) 421-3040
                         --------------
                  (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [ ]

As of May 13, 2004, the latest practicable date, 1,482,336 of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]      No [X]

                              INDEX

                                                             Page

PART I -FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements (Unaudited)

       Consolidated Balance Sheets                            3

       Consolidated Statements of Income                      4

       Consolidated Statements of Changes in Shareholders'
         Equity                                               5

       Consolidated Statements of Cash Flows                  6

       Notes to Consolidated Financial Statements             7

     Item 2. Management's Discussion and Analysis or
             Plan of Operation                                8

     Item 3. Controls and Procedures                         15


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                               16

     Item 2. Changes in Securities                           16

     Item 3. Defaults Upon Senior Securities                 16

     Item 4. Submission of Matters to a Vote of Security
             HolderS                                         16

     Item 5. Other Information                               16

     Item 6. Exhibits and Reports on Form 8-K                16

SIGNATURES                                                   17

CERTIFICATIONS                                               18


                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
        (Dollars in thousands, except per share amounts)


                                             March 31,   December 31,
                                                2004         2003
                                             ---------   ------------
ASSETS
Cash and due from banks                      $  4,109    $   3,661
Federal funds sold                              2,921          233
                                             --------    ---------
  Total cash and cash equivalents               7,030        3,894
Securities available for sale                  14,008       16,780
Securities held to maturity                        50           50
Loans, net of allowance for loan losses       160,706      150,976
Premises and equipment, net                     2,875        2,940
Foreclosed assets, net                             --          395
Federal Home Loan Bank stock                      375          266
Accrued interest receivable and other assets    1,297        1,566
                                             --------    ---------

    Total assets                             $186,341    $ 176,867


LIABILITIES
Deposits                                     $171,844   $  158,539
Federal funds purchased                            --        4,296
Accrued expenses and other liabilities            480          625
                                             --------   ----------
  Total liabilities                           172,324      163,460

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 2,000,000
  shares authorized, none outstanding              --           --
Common stock, $.01 par value, 8,000,000
  shares authorized, 1,478,616 and
  1,467,166 shares issued                          15           15
Additional paid-in capital                     14,378       14,230
Accumulated deficit                              (406)        (789)
Accumulated other comprehensive income (loss)      30          (49)
                                              --------    ---------
  Total shareholders' equity                   14,017       13,407
                                              --------    ---------

     Total liabilities and shareholders'
       equity                               $ 186,341   $  176,867
                                            ==========  ===========

                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
        (Dollars in thousands, except per share amounts)



                                                Three Months Ended
                                                    March 31,
                                                    ---------
                                                   2004      2003
                                                   ----      ----
Interest and dividend income
  Loans, including fees                          $ 2,197   $ 1,771
  Securities                                         222       199
  Other                                               14         7
                                                 -------   -------
     Total interest income                         2,433     1,977

Interest expense
  Deposits                                           849       725
  Other                                                2         8
                                                 -------   -------
     Total interest expense                          851       733
                                                 =======   =======

Net interest income                                1,582     1,244
Provision for loan losses                            127       356
                                                 -------   -------
Net interest income after provision for loan
  losses                                           1,455       888

Noninterest income
  Service charges on deposit accounts                155       131
  Gain on sale of foreclosed assets                   20        --
  Other income                                        42        21
                                                 -------   -------
     Total noninterest income                        217       152

Noninterest expense
  Salaries and employee benefits                     530       500
  Occupancy and equipment                            164       148
  Other                                              372       307
                                                 -------   -------
     Total noninterest expense                     1,066       955
                                                 -------   -------
Income before income taxes                           606        85
Income tax expense                                   223        32
                                                 -------   -------
Net income                                       $   383   $    53
                                                 =======   =======
Weighted average:
  Common shares                                1,469,523 1,467,066
  Dilutive stock options and warrants            116,730    25,586
                                               --------- ---------
                                               1,586,253 1,492,652
                                               ========= =========

Basic earnings per common share                 $    .26  $    .04
                                               ========= =========
Diluted earnings per common share               $    .24  $    .04


      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (Unaudited)
                         (Dollars in thousands)


                                                                           Accumulated
                                                  Additional                  Other
                                   Common Stock    Paid-In   Accumulated  Comprehensive
                                Shares    Amount   Capital     Deficit     Income (Loss)  Total
                                ------    ------   -------     -------     -------------  -----
Balance at January 1, 2003      1,467,066 $    15  $ 14,229    $ (1,793)    $     116     $ 12,567

Comprehensive income:
 Net income                                                          53                         53
 Change in unrealized gain on
  securities available for sale,
  net of tax effects                                                               39           39
                                                                                         ---------
                                                                                                92
  Total comprehensive income    --------- -------  ---------   ---------    ---------    ---------

Balance at March 31, 2003      1,467,066 $     15  $ 14,229    $ (1,740)    $     155    $  12,659
                               ========= ========  ========    =========    =========    =========

Balance at January 1, 2004     1,467,166 $      15 $  14,230   $   (789)    $     (49)   $  13,407

Comprehensive income:
 Net income                                                         383                        383
 Change in unrealized gain
   (loss) on securities
   available for sale, net of tax effects                                          79           79
                                                                                         ---------
 Total comprehensive income                                                                    462

Exercise of common stock
  warrants                        11,450                 148                                   148
                               --------- --------  ---------   -----------  ----------   ---------

Balance at March 31, 2004      1,478,616 $     15  $  14,378   $     (406)  $       30   $  14,017
                               ========= ========  =========   ===========  ==========   =========


              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                     (Dollars in thousands)


                                                       Three Months Ended
                                                            March 31,
                                                        2004       2003
                                                        ----       ----
Cash flows from operating activities
  Net income                                           $   383    $    53
  Adjustments to reconcile net income to net
    cash from operating activities:
     Depreciation and amortization                          73         68
     Net amortization of deferred loan costs               (13)         2
     Provision for loan losses                             127        356
     Deferred income taxes                                 223         32
     Discount accretion, net of amortization                 1         (7)
     Gain on sale of foreclosed assets                     (20)        --
     Net change in accrued interest receivable and
        other assets                                        (2)      (185)
     Net change in accrued expenses and other
        liabilities                                       (145)       (20)
                                                       --------    -------
       Net cash from operating activities                  627        299

Cash flows from investing activities
  Purchases of securities available for sale                --     (3,497)
  Proceeds from maturities of securities available
     for sale                                            2,897        717
  Net change in loans                                   (9,844)   (13,826)
  Premises and equipment expenditures, net                  (7)       (22)
  Proceeds from sale of foreclosed assets                  415         --
  Purchases of Federal Home Loan Bank stock               (109)      (134)
                                                       --------   --------
     Net cash from investing activities                 (6,648)   (16,762)

Cash flows from financing activities
  Net change in deposits                                13,305     19,943
  Net change in federal funds purchased                 (4,296)        --
  Repayment of other borrowings                             --     (3,524)
  Proceeds from exercise of common stock warrants          148         --
                                                       -------     -------
     Net cash from financing activities                  9,157     16,419
                                                       -------     -------

Net change in cash and cash equivalents                  3,136        (44)
Cash and cash equivalents at beginning of period         3,894      4,281
                                                       -------     -------

Cash and cash equivalents at end of period             $ 7,030    $ 4,237
                                                       =======    ========

Supplemental disclosures of cash flow information
  Cash paid during the period for
     Interest                                          $   834    $   718
     Income taxes                                           --         --


          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Unaudited)
       (Dollars in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

The accounting and reporting policies of the Company reflect banking industry practice and conform to generally accepted accounting principles in the United States of America. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned subsidiary, The Jacksonville Bank, and the Bank's wholly-owned subsidiary, Fountain Financial, Inc. The consolidated entity is referred to as the "Company" and the Bank and its subsidiaries are collectively referred to as the "Bank." The Company's financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

The consolidated financial information included herein as of and for the periods ended March 31, 2004 and 2003 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2003 consolidated balance sheet was derived from the Company's December 31, 2003 audited consolidated financial statements.


NOTE 2 - STOCK-BASED COMPENSATION

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.


                                             Three Months Ended
                                                  March 31,
                                              2004       2003
                                              ----       ----
  Net income as reported                     $   383     $   53
  Deduct:  Stock-based compensation expense
  determined under fair value based method        18          5
                                             -------     -------

  Pro forma net income                       $   365     $   48
                                             =======     =======

  Basic earnings per share as reported       $   .26     $  .04
  Pro forma basic earnings per share             .25        .03

  Diluted earnings per share as reported     $   .24     $  .04
  Pro forma diluted earnings per share           .23        .03


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Jacksonville Bancorp, Inc. as of March 31, 2004 compared to December 31, 2003, and the results of operations for the three months ended March 31, 2004 compared with the same period in 2003. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.


OVERVIEW

Total assets at March 31, 2004 were $186.3 million compared to $176.9 million at December 31, 2003, an increase of $9.4 million, or 5.3%. The increase in total assets was primarily attributable to an increase in net loans receivable of $9.7 million, or 6.4% from $151.0 million at December 31, 2003 to $160.7 million at March 31, 2004. The increase in net loans receivable consists primarily of an increase in residential real estate loans.

Total deposits were $171.8 million at March 31, 2004 compared to $158.5 million at December 31, 2003, an increase of $13.3 million, or 8.4%. The Company experienced an increase in money market, NOW and savings accounts of $11.7 million. The certificate of deposit portfolio as a percent of total deposits was 66.5% at March 31, 2004 and 68.5% at December 31, 2003.
Almost all certificates of deposit held by the Company mature in less than five years with the majority maturing in the next year.

For the first quarter of 2004 the Company earned 24 cents per share. This compares to earnings of 4 cents per share for the same quarter last year, resulting in an increase in earnings for the current quarter of 20 cents. Despite the first quarter increase, the negative influence on earnings of low interest rates continues. Net interest margin decreased by 24 basis points from 3.87% in the first quarter of 2003 to 3.63% for the current quarter. As more fully discussed in the market risk section of this Form 10-QSB, net interest margin should be further negatively impacted whether interest rates continue at the present level, decline further, or increase. If, however, interest rates do increase, net interest margin should eventually be positively impacted.

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.


                                          Three Months Ended March 31,
                                         2004                      2003
                               ------------------------   -----------------------
                               Average          Average   Average         Average
                               Balance Interest  Rate     Balance Interest  Rate
                               ------- --------  ----     ------- --------  ----
                                             (Dollars in thousands)
Interest-earning assets:
  Loans, net (1)              $ 153,863  $ 2,197  5.74%$   114,055 $ 1,771  6.30%
  Securities                     15,616      222  5.72      13,852     199  5.83
  Other interest-earning
    assets (2)                    5,844       14  0.96       2,446       7  1.16
                              ---------  -------  ------   -------  ------  ------
 Total interest-earning assets  175,323    2,433  5.58     130,353   1,977  6.15
  Noninterest-earning assets      8,256                      8,548
                              ---------                    -------
     Total asset    s         $ 183,579                  $ 138,901
                              =========                  =========
Interest-bearing liabilities:
  Savings and NOW deposits    $  21,797  $    44  0.81   $  18,641  $   55  1.20
  Money market deposits          11,519       44  1.54       3,999      11  1.12
  Time deposits                 117,320      761  2.61      85,195     659  3.14
  Other borrowings                  424        2  1.90       1,657       8  1.96
                              ---------  -------         ---------  ------

 Total interest-bearing
   liabilities                  151,060      851  2.27     109,492     733  2.72
                                         -------                    ------
  Noninterest-bearing
   liabilities                   18,864                     16,635
  Stockholders' equity           13,655                     12,774
                              ---------                   --------
     Total liabilities and
       stockholders' equity  $  183,579                   $138,901
                             ==========                   ========
Net interest income                       $1,582                    $1,244
                                          ======                    ======

Interest rate spread (3)                          3.31%                     3.43%
                                                  =====                     =====
Net interest margin (4)                           3.63%                     3.87%
                                                  =====                     =====


------------------------------------
1)  Includes nonaccrual loans.
2)  Includes federal funds sold.
3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
4) Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis.  The following table sets forth the  effect
of   changes  in  volumes,  changes  in  rates,  and  changes  in rate/volume on tax-equivalent interest income, interest expense and net interest income.



                                        Three Months Ended March 31,
                                           2004 Versus 2003 (1)
                                    Increase (decrease) due to changes in:
                                    --------------------------------------
                                                                     Net
                                    Volume       Rate              Change
                                    ------       ----              ------
                                             (Dollars in thousands)

  Interest income:
     Loans, net                    $   578      $ (152)            $   426
     Securities                         25          (2)                 23
     Other interest-earning assets       8          (1)                  7
                                   -------      -------            -------

  Total interest income                611        (155)                456
                                   -------      -------            -------
  Interest expense:
     Savings and NOW deposits            8         (19)                (11)
     Money market deposits              27           6                  33
     Time deposits                     220        (118)                102
     Other borrowings                   (6)         --                  (6)
                                   --------     -------            --------
  Total interest expense               249        (131)                118
                                   --------     -------            --------

  Increase (decrease) in net
     interest income                $  362      $  (24)           $    338
                                   ========     =======           =========


---------------------------------
1) The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Net interest income increased by $338,000, or 27.2%, from $1,244,000 for the first quarter of 2003 to $1,582,000 for the current quarter. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $362,000 and a negative rate variance of $24,000.

Volume Variance. When comparing the first quarter of 2004 to the same quarter last year, the Company experienced continued growth in its core deposit products, with the largest increase occurring in money market deposit accounts. Core loan products also continued to grow, with the most significant growth occurring in residential real estate loans. The aggregate positive impact of the core deposit and loan growth largely comprise the positive volume variance of $362,000 and more than offset the negative impact of the downtrend in net interest margin discussed in the "Rate Variance" section that follows.

Rate Variance. The persistence of low interest rates and the resulting negative impact on net interest margin is the primary reason for the negative rate variance of $24,000.

Net interest margin decreased by 24 basis points when comparing the first quarter of 2004 to the same quarter last year. When applied to average total interest-earning assets of approximately $175.3 million for the first quarter of 2004, the decline in net interest margin results in a decrease in net interest income of approximately $91,000. The decrease in net interest margin occurred primarily because, in the low interest rate environment, variable rate loans continued to be adjusted to lower rates and proceeds from the maturity, amortization and prepayment of loans and securities continued to be reinvested at lower rates. To the extent that such loans and securities were funded by noninterest-bearing checking deposits and capital, there was no offsetting cost reduction. To the extent that such assets were funded by interest-bearing deposits, there was a reduction in the cost of such deposits but such reduction was not totally offsetting.

Management believes that available yields will remain low in the upcoming year. If this were to occur and, as a result, assets continue to reprice and be reinvested at lower yields, the Company's net interest margin will continue downward. In addition, the rate variance as depicted in the preceding table should become more negative. Conversely, while an increase in interest rates may initially have a negative impact on net interest margin, sustained higher interest rates should eventually have a positive impact.


APPLICATION OF CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses are deemed critical since they involve the use of estimates and require significant management judgments. Losses on loans result from a broad range of causes from borrower specific problems, to industry issues, to the impact of the economic environment. The identification of these factors that lead to default or non-performance under a borrower loan agreement and the estimation of loss in these situations are very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact on the estimate of losses. Management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses.

Additional information with regard to the Company's methodology and reporting of the allowance for loan losses is included in the 2003 Annual Report and 10-KSB.

ASSET QUALITY

The Company has identified certain assets as nonperforming. These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and foreclosed real estate. These assets present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company's nonperforming assets at March 31, 2004 and December 31, 2003 are as follows:


                                                  March 31, December 31,
                                                    2004       2003
                                                    ----       ----
                                                (Dollars in thousands)

  Nonaccruing loans                           $    686      $    726
  Loans past due over 90 days still on
     accrual                                        --            75
                                              --------      --------
  Total nonperforming loans                        686           801
  Foreclosed assets, net                            --           395
                                              --------      --------
  Total nonperforming assets                  $    686      $  1,196
                                              ========      ========

  Allowance for loan losses                   $  1,783      $  1,679

  Nonperforming assets as a percent of
     total assets                                  .37%          .68%
  Nonperforming loans as a percent of gross
     loans                                         .42%          .52%
  Allowance for loan losses as a percent of
     nonperforming loans                        259.91%       209.61%



ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses grew by $104,000 during the first quarter of 2004, amounting to $1,783,000 at March 31, 2004 as compared to $1,679,000 at December 31, 2003. The allowance represented approximately 1.10% of total loans at both dates. During the first quarter of 2004, the Company had loan charge-offs of $23,000, no recoveries and recorded a $127,000 provision for loan losses. Compared to charge-offs of $23,000, no recoveries and a provision for loan losses of $365,000 for the first quarter of 2003. The larger provision for loan losses in 2003 resulted primarily from specific allowances with respect to two commercial loans that were identified as impaired during the quarter.

The allowance for loan losses is an amount that management currently believes will be adequate to absorb estimated probable losses in the Company's loan portfolio. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance. As more fully discussed in the "Application of Critical Accounting Policies" section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions in Jacksonville, Florida and the surrounding communities. Such conditions could affect the financial strength of the Company's borrowers and do affect the value of real estate collateral securing the Company's mortgage loans. Loans secured by real estate represent approximately 87% of the Company's total loans outstanding at March 31, 2004. In recent years, economic conditions in Jacksonville and the surrounding communities have been good and real estate values have continued to grow. However, such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Company's borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Company's underwriting policies are relatively conservative and, as a result, the Company should not be any more affected than the overall market.

Future provisions and charge-offs could also be affected by environmental impairment of properties securing the Company's mortgage loans. Under the Company's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Company is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

NONINTEREST INCOME, NONINTEREST EXPENSE, AND INCOME TAXES

Noninterest income was $217,000 for the three months ended March 31, 2004, compared to $152,000 for the 2003 period. Service charges on deposit accounts totaled $155,000 in 2004, up from $131,000 in 2003, due to an increase in the average number of deposit accounts. In addition, the Company recognized a $20,000 gain on sale of foreclosed assets in the first quarter of 2004, while no such gain was recognized in the first quarter of 2003.

Noninterest expense increased to $1,066,000 for the three months ended March 31, 2004, from $955,000 for the three months ended March 31, 2003. Salaries and employee benefits was the largest noninterest expense increasing from $500,000 during the three months ended March 31, 2003, to $530,000 for the 2004 period. The increase in total noninterest expenses relates to the overall growth of the Company.

Income taxes for the three months ended March 31, 2004, were $223,000 (an effective rate of 36.80%) compared to income taxes of $32,000 for the three months ended March 31, 2003 (an effective tax rate of 37.65%).

CAPITAL

The Company's capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Company's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 9.98%, 8.85% and 7.62%, respectively, at March 31, 2004.

Total stockholders' equity increased by $610,000, or 4.5%, from $13,407,000 at December 31, 2003 to $14,017,000 at March 31,
2004. The increase is attributable to net income of $383,000, other comprehensive income of $79 and proceeds from exercises of common stock warrants of $148,000.


CASH FLOWS AND LIQUIDITY

Cash Flows. The Company's primary sources of cash are deposit growth, maturities and amortization of investment securities, operations, and federal funds purchased. The Company uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase investment securities. During the first quarter of 2004, the Company increased its cash and cash equivalent position by $3.1 million.

Liquidity. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are its overnight position in federal funds sold; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and investment securities designated as available-for-sale. At March 31, 2004, the Company had $16,929,000 in federal funds sold and available-for-sale securities not subject to pledge agreements.

The Company's primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company's deposit base consists of both core deposits from businesses and consumers in its local market area and brokered deposits. The Company can also borrow overnight federal funds on an unsecured basis under lines with other commercial banks. These lines in the aggregate amount of $3.0 million do not represent legal commitments to extend credit on the part of the other banks.

FORWARD LOOKING STATEMENTS

"Management's Discussion and Analysis of Financial Condition  and
Results   of   Operations"  and  "Quantitative  and   Qualitative
Disclosures About Market Risk" contain various forward-looking statements with respect to financial performance and business matters. Such statements are generally contained in sentences including the words "expect" or "could" or "should" or "would" or "believe". The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and therefore actual results could differ materially from those contemplated by the forward-looking statements. In addition, the Company assumes no duty to update forward-looking statements.


ITEM 3. CONTROLS AND PROCEDURES

a. Evaluation  of  disclosure controls and  procedures.    The
   Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange
   Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, the Chief Executive and principal financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

b. Changes in internal controls.   The Company made no changes
   in  its  internal control over financial reporting during  its
   most   recent   quarter  that  has  materially  affected   the
   Company's internal control over financial reporting.

                PART II - OTHER INFORMATION


Item 1. Legal Proceedings
        -----------------
        None

Item 2. Changes in Securities
        ---------------------
        None

Item 3. Defaults on Senior Securities
        -----------------------------
        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        None

Item 5. Other Information
        -----------------
        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
      (a) Exhibit No. 3.1: Articles of Incorporation of the Company (1) Exhibit No. 3.2: Amended Bylaws of the Company (2)
          Exhibit No. 31.1:Certification of principal executive
                           officer required by Rule 13a-14(a)/15d-14(a)
                           of the Exchange Act
          Exhibit No. 31.2:Certification of principal Financial officer required by Rule 13a-14(a)/15d-14(a) of the
                           Exchange Act
          Exhibit No. 32:  Certification pursuant to 18 U.S.C. Section
                           1350, as adopted pursuant to Section 906 of
                           the Sarbanes-Oxley Act of 2002
          --------------------

        (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, as effective on September 30, 1998, Registration No. 333-64815.
        (2) Incorporated herein by reference from the Exhibits to Form 10-QSB for the quarter ended June 30, 2002, filed August 14, 2002.

      (b)  Reports on Form 8-K

        During the quarter ended March 31, 2004 (and thereafter to the date hereof) the Company filed the following reports on Form 8-K with the Securities and Exchange
        Commission:

        1) The Company filed a Form 8-K dated February 20, 2004 to report that it had issued a press release disclosing material non-public information regarding the Company's financial condition as of December 31, 2003 and results of operations for the year and quarterly period then ended. The press release was furnished as Exhibit 99.1 to the Form 8-K filing.

                           SIGNATURES


In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  May 14, 2004                 /s/ Gilbert J. Pomar, III
       ------------                 ----------------------------
                                    Gilbert J. Pomar, III
                                    President and Chief Executive
                                    Officer





Date:  May 14, 2004                 /s/ Leonard A. Mann, Jr.
       ------------                 -------------------------------
                                    Leonard A. Mann, Jr.
                                    Vice President and Controller
                                    (principal financial officer)

EXHIBIT 31.1

                          CERTIFICATION

I, Gilbert J, Pomar, III, certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of Jacksonville Bancorp, Inc;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

  4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a.designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b.evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c.disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected the small business issuer's internal control over financial reporting; and

  5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a.all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b.any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  May 14, 2004       /s/ Gilbert J. Pomar, III
                          ----------------------------
                          Gilbert J. Pomar, III
                          President & Chief Executive
                          Officer

EXHIBIT 31.2

                          CERTIFICATION

I, Leonard A. Mann, Jr., certify that:

  1. I have reviewed this quarterly report on Form 10-QSB of Jacksonville Bancorp, Inc;

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

  4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a.designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b.evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

     c.disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected the small business issuer's internal control over financial reporting; and

  5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a.all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b.any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  May 14, 2004                 /s/ Leonard A. Mann, Jr.
                                    -----------------------------
                                    Leonard A. Mann, Jr.
                                    Vice President and Controller

EXHIBIT 32

        Certification Pursuant To 18 U.S.C. Section 1350,
       As Enacted Pursuant To Section 906 of the Sarbanes-
                        Oxley Act of 2002


In connection with the Quarterly Report of Jacksonville Bancorp, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commision (the "Report"), the undersigned certify, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbances-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section
     13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.


Date:  May 14, 2004                 /s/ Gilbert J. Pomar, III
                                    -------------------------
                                    Gilbert J. Pomar, III
                                    President & Chief Executive
                                    Officer

Date:  May 14, 2004                 /s/ Leonard A. Mann, Jr.
                                    --------------------------
                                    Leonard A. Mann, Jr.
                                    Vice President and Controller