Form 10QSB
period 2004-06-30
JACKSONVILLE BANCORP INC /FL/
filed 2004-08-13
CIK 1071264

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark One)

   [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

   [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                      OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number  000-30248

                   JACKSONVILLE BANCORP, INC.
                   ---------------------------
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

Yes [X]       No [ ]

As of August 12, 2004, the latest practicable date, 1,535,866 of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes [X]       No [ ]

                              INDEX

                                                            Page

PART I -FINANCIAL INFORMATION

     Item 1. Consolidated Financial Statements (Unaudited)

       Consolidated Balance Sheets                           3

       Consolidated Statements of Income                     4

       Consolidated Statements of Changes in Shareholders'
           Equity                                            5

       Consolidated Statements of Cash Flows                 6

       Notes to Consolidated Financial Statements            7

     Item 2. Management's Discussion and Analysis or
             Plan of Operation                               9

     Item 3. Controls and Procedures                        16


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                              17

     Item 2. Changes in Securities                          17

     Item 3. Defaults Upon Senior Securities                17

     Item 4. Submission of Matters to a Vote of Security
             Holders                                        17

     Item 5. Other Information                              17

     Item 6. Exhibits and Reports on Form 8-K               17

SIGNATURES                                                  19

CERTIFICATIONS                                              20



                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
        (Dollars in thousands, except per share amounts)


                                              June 30, December 31,
                                                2004       2003
                                                ----       ----
ASSETS
Cash and due from banks                      $  6,338   $   3,661
Federal funds sold                             22,194         233
                                             --------   ---------
  Total cash and cash equivalents              28,532       3,894
Securities available for sale                  20,002      16,780
Securities held to maturity                        50          50
Loans, net of allowance for loan losses       165,501     150,976
Premises and equipment, net                     3,020       2,940
Foreclosed assets, net                             --         395
Federal Home Loan Bank stock                      375         266
Accrued interest receivable and other assets    1,479       1,566
                                             --------    --------

     Total assets                            $218,959   $ 176,867
                                             ========   =========

LIABILITIES
Deposits                                     $199,930   $ 158,539
Federal funds purchased                            --       4,296
Accrued expenses and other liabilities            662         625
Subordinated debt                               4,000          --
                                             --------   ---------
  Total liabilities                           204,592     163,460

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 2,000,000
  shares authorized,none outstanding               --          --
Common stock, $.01 par value, 8,000,000
  shares authorized, 1,510,116 and
  1,467,166 shares issued                          15          15
Additional paid-in capital                     14,800      14,230
Accumulated deficit                              (71)       (789)
Accumulated other comprehensive income (loss)   (377)        (49)
                                             --------    --------
  Total shareholders' equity                   14,367      13,407
                                             --------    --------

    Total liabilities and shareholders'
       equity                             $   218,959  $  176,867
                                          ===========  ==========


                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
        (Dollars in thousands, except per share amounts)

                              Three Months Ended        Six Months Ended
                                   June 30,                 June 30,
                                 2004       2003          2004      2003
                                 ----       ----          ----      ----
Interest and dividend income
  Loans, including fees        $ 2,313    $ 1,947      $ 4,520    $ 3,718
  Securities                       192        207          404        406
  Other                             23          3           36         10
                               -------    -------      -------    -------
     Total interest income       2,528      2,157        4,960      4,134

Interest expense
  Deposits                         888        768        1,738      1,493
  Other                              7         13            9         21
                               -------     ------       ------     ------
     Total interest expense        895        781        1,747      1,514

Net interest income              1,633      1,376        3,213      2,620
Provision for loan losses           58        222          184        578
                               -------     ------        -----      -----

Net interest income after
  provision for loan losses      1,575      1,154        3,029      2,042

Noninterest income
  Service charges on deposit
    accounts                       169        158          325        289
  Gain on sale of foreclosed
    assets                          --         --           20         --
  Other income                      39         30           81         51
                                ------      -----        -----      -----
     Total noninterest income      208        188          426        340

Noninterest expense
  Salaries and employee benefits   623        480        1,164        980
  Occupancy and equipment          174        163          337        311
  Other                            441        382          803        689
                                ------      -----        -----      -----
     Total noninterest expense   1,238      1,025        2,304      1,980
                                ------      -----        -----      -----

Income before income taxes         545        317        1,151        402
Income tax expense                 210        119          433        151
                                ------      -----        -----      -----

Net income                     $   335    $   198      $   718    $   251

Weighted average:
  Common shares              1,487,467  1,467,066     1,478,505 1,467,066
  Dilutive stock options
    and warrants               180,406     28,215       155,744    26,916
                             ---------  ---------     --------- ---------
                             1,667,874  1,495,281     1,634,249 1,493,982
                             =========  =========     ========= ==========

Basic earnings per common
   share                        $  .23     $  .13        $  .49   $    .17
                                ======     ======        ======   ========
Diluted earnings per common
   share                        $  .20     $  .13        $  .44   $    .17
                                ======     ======        ======   ========



   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (Unaudited)
                     (Dollars in thousands)


                                                              Accumulated
                                             Additional           Other
                            Common Stock   Paid-In Accumulated Comprehensive
                         Shares     Amount Capital  Deficit    Income
                                                                 (Loss) Total
                         ------    ------- -------  -------  ---------- -----

Balance at January 1, 2003 1,467,066 $  15  $ 14,229 $ (1,793) $  116   $ 12,567

Comprehensive income:
 Net income                                               251                251
 Change in unrealized gain
   on securities available for
   sale, net of tax effects                                       123        123
                                                                        --------
Total comprehensive income --------- ------ -------- --------- ------        374
                                                                         -------

Balance at June 30, 2003   1,467,066 $  15  $  14,229 $ (1,542) $ 239   $ 12,941
                           ========= ====== ========= ========== =====  ========

Balance at January 1, 2004 1,467,166 $  15  $  14,230 $   (789) $ (49)  $ 13,407

Comprehensive income:
 Net income                                                718               718
 Change in unrealized gain (loss)
   on securities available for
   sale, net of tax effects                                      (328)     (328)
                                                                        ---------
 Total comprehensive income                                                  390

Exercise of stock options      5,200               80                         80

Exercise of common
  stock warrants              37,750              490                        490
                            -------- ------  --------  -------  ------  --------

Balance at June 30, 2004   1,510,116 $  15   $  14,800 $   (71) $ (377) $  14,367
                           ========= ======= ========= ======== ======= =========


Balance at April 1, 2003   1,467,066 $  15   $  14,229 $ (1,740) $ 155  $  12,659

Comprehensive income:
 Net income                                                 198               198
 Change in unrealized gain
   on securities available for
   sale, net of tax effects                                         84         84
                                                                          -------
 Total comprehensive income                                                   282
                           --------- ------    --------- ------- -----    -------

Balance at June 30, 2003   1,467,066 $  15   $  14,229  $ (1,542) $ 239 $  12,941
                           ========= ======= =========  ========= ===============

Balance at April 1, 2004   1,478,616 $  15   $  14,378  $   (406) $  30 $  14,017

Comprehensive income:
 Net income                                                  335              335

 Change in unrealized gain (loss)   on securities available for
   sale, net of tax effects                                        (407)    (407)
                                                                         ---------
 Total comprehensive income                                                  (72)

Exercise of stock options     5,200                 80                         80

Exercise of common
  stock warrants             26,300                342                        342
                           --------  -------   -------   -------  ------ --------

Balance at June 30, 2004  1,510,116  $  15    $ 14,800  $  (71)  $ (377) $ 14,367
                          =========  =======  ========  =======  ======= ========


              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                     (Dollars in thousands)


                                                       Six Months Ended
                                                           June 30,
                                                           --------
                                                       2004        2003
                                                       ----        ----
Cash flows from operating activities
  Net income                                           $   718     $   251
  Adjustments to reconcile net income to net
    cash from operating activities:
     Depreciation and amortization                         148         139
     Net amortization of deferred loan costs                32           6
     Provision for loan losses                             184         578
     Discount accretion, net of amortization                 3           4
     Gain on sale of foreclosed assets                     (20)         --
     Net change in accrued interest receivable
        and other assets                                   234        (163)
     Net change in accrued expenses and other
        liabilities                                        115          83
                                                       -------     --------
       Net cash from operating activities                1,414         898

Cash flows from investing activities
  Purchases of securities available for sale            (8,331)     (6,625)
  Proceeds from maturities of securities available
    for sale                                             4,581       4,526
  Net change in loans                                  (14,742)    (25,960)
  Premises and equipment expenditures, net                (227)        (70)
  Proceeds from sale of foreclosed assets                  415          --
  Purchases of Federal Home Loan Bank stock               (109)       (134)
                                                        -------     -------
     Net cash from investing activities                (18,413)    (28,263)

Cash flows from financing activities
  Net change in deposits                                41,391      41,390
  Net change in federal funds purchased                 (4,296)     (3,000)
  Proceeds from issuance of subordinated debt            4,000          --
  Repayment of other borrowings                             --      (4,747)
  Proceeds from exercise of stock options                   52          --
  Proceeds from exercise of common stock warrants          490          --
                                                       -------      -------
     Net cash from financing activities                 41,637      33,643
                                                       -------      -------

Net change in cash and cash equivalents                 24,638       6,278
Cash and cash equivalents at beginning of period         3,894       4,281
                                                       -------      -------

Cash and cash equivalents at end of period             $28,532     $10,559
                                                       =======     =======
Supplemental disclosures of cash flow information
  Cash paid during the period for
     Interest                                          $ 1,753     $ 1,496
     Income taxes                                           28          --


            NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                           (Unaudited)
        (Dollars in thousands, except per share amounts)


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

The consolidated financial information included herein as of and for the periods ended June 30, 2004 and 2003 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2003 consolidated balance sheet was derived from the Company's December 31, 2003 audited consolidated financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

Total stock options granted, exercised and expired/forfeited during the six months ended June 30, 2004, were 45,500, 5,200 and 4,900, respectively. As of June 30, 2004, 207,757 options were outstanding.

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


                                       Three Months Ended     Six Months Ended
                                           June 30,                June 30,
                                        2004       2003           2004      2003
                                        ----       ----           ----      ----
Net income as reported               $   335    $   198        $   718   $   251
Deduct:  Stock-based compensation
 expense determined under fair
 value based method                       41          5             59        10
                                     -------    -------        -------   -------

Pro forma net income                 $   294    $   193        $   659   $   241
                                     =======    =======        =======   =======

Basic earnings per share as reported $   .23    $   .13        $   .49   $   .17
Pro forma basic earnings per share       .20        .13            .45       .16

Diluted earnings per share as
  reported                           $   .20    $   .13        $   .44   $   .17
Pro forma diluted earnings per share     .18        .13            .40       .16


            NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                           (Unaudited)
        (Dollars in thousands, except per share amounts)


NOTE 3 - SUBORDINATED DEBENTURES

On June 17, 2004, the Company participated in a pooled offering of trust preferred securities. The Company formed the
Jacksonville Statutory Trust I (the "Trust") a wholly-owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust used the proceeds from the issuance of $4 million in trust preferred securities to acquire junior subordinated debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the 3-Month LIBOR plus 2.63% interest rate on the debt securities, which was 4.0575% as of June 30, 2004. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes.

NOTE 4 - CAPITAL ADEQUACY


Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at June 30, 2004 and December 31, 2003:


                          Well       Adequately
                      Capitalized    Capitalized   June 30, 2004  December 31, 2003
                      Requirement    Requirement      Actual           Actual
                      -----------    -----------   -------------  -----------------
Tier 1 Capital (to
Average Assets)
Consolidated                >5%             >4%          9.27%            7.85%
Bank                        >5%             >4%          8.66%            7.45%
Tier 1 Capital (to Risk
Weighted Assets)
Consolidated                >6%             >4%         10.45%            8.85%
Bank                        >6%             >4%          9.75%            8.39%
Total Capital (to Risk
Weighted Assets)
Consolidated               >10%             >8%         11.73%            9.96%
Bank                       >10%             >8%         10.81%            9.50%


Management believes, as of June 30, 2004, that the Company and the Bank met all capital requirements to which they are subject. The Company has included in Tier 1 Capital and Tier 2 Capital a portion of the trust preferred securities that were issued in June 2004.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

In the following pages, management presents an analysis of the financial condition of Jacksonville Bancorp, Inc. as of June 30, 2004 compared to December 31, 2003, and the results of operations for the three and six months ended June 30, 2004 compared with the same periods in 2003. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.


Overview

Total assets at June 30, 2004 were $219.0 million compared to $176.9 million at December 31, 2003, an increase of $42.1 million, or 23.8%. The increase in total assets was primarily attributable to increases in federal funds sold of $22.0 million and net loans receivable of $14.5 million, or 9.6%. The increase in federal funds sold was a result of the deposit growth experienced by the Company during the period and the receipt of proceeds from the issuance of subordinated debt. Management expects this balance to decrease as certificates of deposit mature in the near term, new loans are funded and investments are purchased. The increase in net loans receivable consisted primarily of increases in commercial real estate loans of $13.4 million, or 14.9% and residential real estate loans of $7.1 million, or 19.6%.

Total deposits were $199.9 million at June 30, 2004 compared to $158.5 million at December 31, 2003, an increase of $41.4 million, or 26.1%. During this period, the Company experienced an increase in money market, NOW and savings accounts of $46.6 million. The growth primarily resulted from the creation of the "WOW" money market account, which offers a variable interest rate, that is currently higher than the market rate for comparable money market accounts offered by local competitors. Consequently, the certificate of deposit portfolio as a percent of total deposits declined to 49.2% at June 30, 2004 from 68.5% at December 31, 2003. Almost all certificates of deposit held by the Company mature in less than five years with the majority maturing in the next year.

For the six months ended June 30, 2004, the Company earned 44 cents per share. This compares to earnings of 17 cents per share in the prior year, resulting in an increase in earnings for the six month period of 27 cents. Despite this increase, the negative influence on earnings of low interest rates continues. Net interest margin decreased by 30 basis points from 3.85% in the first six months of 2003 to 3.55% for the current period. As more fully discussed in the market risk section of this Form 10-QSB, net interest margin should be further negatively impacted whether interest rates continue at the present level, decline further, or increase. If, however, interest rates do increase, net interest margin should eventually be positively impacted.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.



   	                                              Six Months Ended June 30,
                                                 2004                         2003
                                      ------------------------    -------------------------
                                      Average          Average    Average          Average
                                      Balance Interest  Rate      Balance Interest  Rate
                                      ------- --------  ----      ------- --------  ----
                                                    (Dollars in thousands)
Interest-earning assets:
  Loans, net (1)                   $  160,481 $ 4,520   5.66%   $  122,708 $  3,718  6.11%
  Securities                           15,513     404   5.24        14,237      406  5.75
  Other interest-earning assets (2)     7,852      36    .92         1,784       10  1.13
                                   ---------- -------   -----   ----------  -------  -----
     Total interest-earning assets    183,846   4,960   5.43       138,729    4,134  6.01
                                              -------                       -------
     Noninterest-earning assets         6,993                        7,317
                                    ---------                    ---------
     Total assets                   $ 190,839                   $  146,046
                                    =========                   ==========
Interest-bearing liabilities:
  NOW deposits                      $   7,788  $    6    .15    $    3,309  $     3   .18
  Money market deposits                21,000     180   1.72         3,974       22  1.12
  Savings deposits                     14,179      80   1.13        16,074      109  1.37
  Time deposits                       112,495   1,472   2.63        89,885    1,359  3.05
  Other borrowings                        676       9   2.68         2,226       21  1.90
                                    ---------  ------   ----    ----------  -------  ----
     Total interest-bearing
        liabilities                   156,138   1,747   2.25       115,468    1,514  2.64
                                               ------                       -------
  Noninterest-bearing liabilities      21,406                       17,746
  Stockholders' equity                 13,295                       12,832
                                    ---------                    ---------
     Total liabilities and
       stockholders' equity        $  190,839                     $146,046
                                   ==========                     ========
Net interest income                            $3,213                        $2,620
                                               ======                        ======
Interest rate spread (3)                                3.18%                        3.37%
                                                        =====                        =====
Net interest margin (4)                                 3.51%                        3.81%
                                                        =====                        =====


-----------------------------
1)  Includes nonaccrual loans.
2)  Includes federal funds sold.
3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
4) Net interest margin is net interest income divided by average interest-earning assets.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis.  The following table sets forth the  effect
of   changes  in  volumes,  changes  in  rates,  and  changes  in rate/volume on tax-equivalent interest income, interest expense and net interest income.



                                                     Six Months Ended June 30,
                                                       2004 Versus 2003 (1)
                                                       --------------------
                                              Increase (decrease) due to changes in:
                                              --------------------------------------
                                                                               Net
                                              Volume          Rate           Change
                                              ------          ----           ------
                                                       (Dollars in thousands)
Interest income:
     Loans, net                              $ 1,079       $ (277)          $   802
     Securities                                   35          (37)               (2)
     Other interest-earning assets                28           (2)               26
                                             -------       -------          --------
  Total interest income                        1,142         (316)              826
                                             -------       -------          --------
  Interest expense:
     Savings and NOW deposits                     (8)         (18)              (26)
     Money market deposits                       140           18               158
     Time deposits                               312         (199)              113
     Other borrowings                            (18)           6               (12)
                                             --------      -------          --------
  Total interest expense                         426         (193)              233
                                             --------      -------          --------
  Increase (decrease) in net interest income  $  716      $  (123)         $    593
                                             ========     ========         =========



1) The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Net interest income increased by $593,000, or 22.6%, from $2,620,000 for the first six months of 2003 to $3,213,000 for the current six month period. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $716,000 and a negative rate variance of $123,000.

Volume Variance. When comparing the first six months of 2004 to the same period last year, the Company experienced substantial growth in its core deposit products, with the largest increase occurring in money market deposit accounts. Core loan products also continued to grow, with the most significant growth occurring in commercial real estate and residential real estate loans. The aggregate positive impact of the core deposit and loan growth largely comprise the positive volume variance of $716,000 and more than offset the negative impact of the downtrend in net interest margin discussed in the "Rate Variance" section that follows.

Rate Variance. The persistence of low interest rates and the resulting negative impact on net interest margin is the primary reason for the negative rate variance of $123,000.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net interest margin decreased by 30 basis points when comparing the first six months of 2004 to the same period last year. When applied to average total interest-earning assets of approximately $183.8 million for the first six months of 2004, the decline in net interest margin results in a decrease in net interest income of approximately $269,000. The decrease in net interest margin occurred primarily because, in the low interest rate environment, variable rate loans continued to be adjusted to lower rates and proceeds from the maturity, amortization and prepayment of loans and securities continued to be reinvested at lower rates. To the extent that such loans and securities were funded by noninterest-bearing checking deposits and capital, there was no offsetting cost reduction. To the extent that such assets were funded by interest-bearing deposits, there was a reduction in the cost of such deposits but such reduction was not totally offsetting.

Management  believes that available yields  will  remain  low  in
2004. If this is correct and, as a result, assets continue to reprice and be reinvested at lower yields, the Company's net interest margin will continue downward. In addition, the rate variance as depicted in the preceding table should become more negative. Conversely, while an increase in interest rates may initially have a negative impact on net interest margin, sustained higher interest rates should eventually have a positive impact.


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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Asset Quality

The Company has identified certain assets as nonperforming. These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and foreclosed real estate. These assets present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company's nonperforming assets at June 30, 2004 and December 31, 2003 are as follows:



                                                      June 30,   December 31,
                                                        2004         2003
                                                        ----         ----
                                                      (Dollars in thousands)

  Nonaccruing loans                                  $    731     $     726
  Loans past due over 90 days still on accrual             --            75
                                                     --------     ---------
  Total nonperforming loans                               731           801
  Foreclosed assets, net                                   --           395
                                                     --------     ---------
  Total nonperforming assets                         $    731     $   1,196
                                                     ========     =========
  Allowance for loan losses                          $  1,841     $   1,679

  Nonperforming assets as a percent of total assets       .33%          .68%
  Nonperforming loans as a percent of gross loans         .44%          .52%
  Allowance for loan losses as a percent of
     nonperforming loans                               251.85%        209.61%


Allowance and Provision for Loan Losses

The allowance for loan losses grew by $162,000 during the first six months of 2004, amounting to $1,841,000 at June 30, 2004 as compared to $1,679,000 at December 31, 2003. The allowance represented approximately 1.10% of total loans at both dates. During the first six months of 2004, the Company had loan charge-offs of $23,000, no recoveries and recorded a $184,000 provision for loan losses compared to charge-offs of $23,000, no recoveries and a provision for loan losses of $578,000 for the first six months of 2003. The larger provision for loan losses in 2003 resulted primarily from specific allowances with respect to two commercial loans that were identified as impaired during the period.

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

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions in Jacksonville, Florida and the surrounding communities. Such conditions could affect the financial strength of the Company's borrowers and do affect the value of real estate collateral securing the Company's mortgage loans. Loans secured by real estate represent approximately 87% of the Company's total loans outstanding at June 30, 2004. In recent years, economic conditions in Jacksonville and the surrounding communities have been good and real estate values have continued to grow. However, such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Company's borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Company's underwriting policies are relatively conservative and, as a result, the Company should not be any more affected than the overall market.

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


Noninterest Income, Noninterest Expense, and Income Taxes

Noninterest income was $426,000 for the six months ended June 30, 2004, compared to $340,000 for the 2003 period. Service charges on deposit accounts totaled $325,000 in 2004, up from $289,000 in 2003, due to an increase in the average number of deposit accounts. In addition, the Company recognized a $20,000 gain on sale of foreclosed assets in the first six months of 2004, while no such gain was recognized in the first six months of 2003.

Noninterest expense increased to $2,304,000 for the six months ended June 30, 2004, from $1,980,000 for the six months ended June 30, 2003. Salaries and employee benefits was the largest noninterest expense increasing from $980,000 during the six months ended June 30, 2003, to $1,164,000 for the 2004 period. The increase in total noninterest expenses relates to the overall growth of the Company.

Income taxes for the six months ended June 30, 2004, were $433,000 (an effective rate of 37.62%) compared to income taxes of $151,000 for the six months ended June 30, 2003 (an effective tax rate of 37.56%).


Results  of Operations - Three Months Ended June 30, 2004  Versus
June 30, 2003

Net income for the second quarter of 2004 was $335,000, or $.20 per share, as compared to $198,000, or $.13 per share, earned for the same quarter last year. The increase in net income is attributable to an increase in net interest income of $257,000 and an increase in noninterest income of $20,000, partially offset by an increase in noninterest expense.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Net interest income increased by $257,000, or 18.68%, from $1,376,000 for the second quarter of 2003 to $1,633,000 for the current quarter. The increase is primarily comprised of a positive volume variance of $333,000 and a negative rate variance of $76,000. The reasons for the positive volume variance and negative rate variance are the same as those discussed above with respect to the six-month periods.

The increase in noninterest income is attributable to an increase in service charges on deposit accounts while the increase in noninterest expense is attributable to increases in salaries, occupancy and equipment expense, and other operating expenses. The reasons for the increases in service charges on deposit accounts, salaries and occupancy and equipment expense are the same as those discussed above with respect to the six-month periods. The largest component of the increase in other operating expenses is an increase in advertising expense, which was related to the marketing of the WOW money market accounts discussed in the preceding "Overview" section.


Capital

The Company's capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Company's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 11.73%, 10.45% and 9.27%, respectively, at June 30, 2004.

The Company has included a portion of the trust preferred securities that were issued in June 2004 in their Tier 1 Capital and Tier 2 Capital. The Company included $3,592,000 in its Tier 1 Capital and an additional $408,000 in its Tier 2 Capital. Inclusion of the trust preferred securities has increased the Company's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios by 2.28%, 2.05% and 1.82%, respectively, at June 30, 2004.

Total stockholders' equity increased by $960,000, or 7.16%, from $13,407,000 at December 31, 2003 to $14,367,000 at June 30, 2004.
The increase is attributable to net income of $718,000, proceeds from exercises of common stock warrants of $490,000 and proceeds from exercises of stock options of $80,000. The increase was partially offset by unrealized losses on securities available for sale of $328,000.

Cash Flows and Liquidity

Cash Flows. The Company's primary sources of cash are deposit growth, maturities and amortization of investment securities, operations, and federal funds purchased. The Company uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase investment securities. During the first six months of 2004, the Company increased its cash and cash equivalent position by $24.6 million.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are its overnight position in federal funds sold; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and investment securities designated as available-for-sale. At June 30, 2004, the Company had $42,196,000 in federal funds sold and available-for-sale securities not subject to pledge agreements.

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

Item 2. Changes in Securities
        ---------------------
        None

Item 3. Defaults on Senior Securities
        -----------------------------
        None

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
        None

Item 5. Other Information
        -----------------
        None

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a)  Exhibit No. 3.1:  Articles of Incorporation of the
             Company (1)
             Exhibit No. 3.2: Amended Bylaws of the Company (2) Exhibit No. 31.1: Certification of principal executive officer required by Rule
                               13a-14(a)/15d-14(a) of the Exchange
                               Act
             Exhibit No. 31.2: Certification of principal
                               financial officer required by Rule
                               13a-14(a)/15d-14(a) of the Exchange
                               Act
             Exhibit No. 32:   Certification pursuant to 18 U.S.C.
                               Section 1350, as adopted pursuant
                               to Section 906 of the Sarbanes-Oxley
                               Act of 2002

        (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, as effective on September 30, 1998, Registration No.
             333-64815.
        (2) Incorporated herein by reference from the Exhibits to Form 10-QSB for the quarter ended June 30, 2002, filed August 14, 2002.

      (b)  Reports on Form 8-K

           During the quarter ended June 30, 2004 (and thereafter to the date hereof) the Company filed the following reports on Form 8-K with the Securities and Exchange
           Commission:

           1) The Company filed a Form 8-K dated April 30, 2004 to report that it had terminated the services of Hacker, Johnson & Smith PA as the auditors of the Company.
              The Company further engaged Crowe Chizek and Company LLC to serve as its principal independent accountant in auditing the Company's financial statements and performing review of interim filings. A letter from Hacker, Johnson & Smith PA stating that they were dismissed as principal accountants of the Company and they had read the Company's statement was furnished as an Exhibit to the Form 8-K filing.

           2) The Company filed a Form 8-K dated May 13, 2004 to report that it had issued a press release disclosing material non-public information regarding the
              Company's financial condition as of March 31, 2004 and results of operations for the year and quarterly period then ended. The press release was furnished as Exhibit 99.1 to the Form 8-K filing.

           3) The Company filed a Form 8-K dated May 18, 2004 to report that it had issued a press release disclosing the appointment of Valerie Kendall as its Chief Financial Officer and the resignation of Cheryl L. Whalen as its prior Executive Vice President / Chief Financial Officer. The press release was furnished as Exhibit 99.1 to the Form 8-K filing.

            4)The Company filed a Form 8-K dated June 29, 2004 to report that it had issued a press release announcing the private placement of $4 million in floating rate trust preferred securities through a newly formed Delaware statutory trust. The press release was furnished as Exhibit 99.1 to the Form 8-K.

                           SIGNATURES


In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  August 12, 2004              /s/ Gilbert J. Pomar, III
                                    -------------------------
                                    Gilbert J. Pomar, III
                                    President and Chief Executive
                                    Officer





Date:  August 12, 2004              /s/ Valerie A. Kendall
                                    -----------------------
                                    Valerie A. Kendall
                                    Chief Financial Officer

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

Date:  August 12, 2004    /s/ Gilbert J. Pomar, III
                          -------------------------
                          Gilbert J. Pomar, III
                          President & Chief Executive Officer

                          EXHIBIT 31.2

                          CERTIFICATION

I, Valerie A. Kendall, certify that:

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

Date:  August 12, 2004     /s/ Valerie A. Kendall
                           -------------------------
                           Valerie A. Kendall
                           Chief Financial Officer

                           EXHIBIT 32


        Certification Pursuant To 18 U.S.C. Section 1350,
       As Enacted Pursuant To Section 906 of the Sarbanes-
                        Oxley Act of 2002


In connection with the Quarterly Report of Jacksonville Bancorp, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2004 as filed with the Securities and Exchange Commision (the "Report"), the undersigned certify, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbances-Oxley Act of 2002, that:

(1)  The Report fully complies with the requirements of section
     13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.


Date:  August 12, 2004    /s/ Gilbert J. Pomar, III
                          ---------------------------
                          Gilbert J. Pomar, III
                          President & Chief Executive Officer


Date:  August 12, 2004    /s/ Valerie A. Kendall
                          ---------------------------
                          Valerie A. Kendall
                          Chief Financial Officer