Form 10QSB
period 2004-11-15
JACKSONVILLE BANCORP INC /FL/
filed 2004-11-15
CIK 1071264

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

(Mark One)

  [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

          TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                      OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number  000-30248

                   JACKSONVILLE BANCORP, INC.
                   --------------------------
(Exact name of small business issuer as specified in its charter)

      Florida                                  59-3472981
      -------                                  ----------
(State or other jurisdiction of              (IRS Employer
incorporation or organization)             Identification No.)

100 North Laura Street, Suite 1000, Jacksonville, Florida 32202
---------------------------------------------------------------
            (Address of principal executive offices)

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

Yes [X]      No

As of November 2, 2004, the latest practicable date, 1,707,866 of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes       No [X]

                              INDEX



                                                            Page

PART I -FINANCIAL INFORMATION

    Item 1. Consolidated Financial Statements (Unaudited)

       Consolidated Balance Sheets                           3

       Consolidated Statements of Income                     4

       Consolidated Statements of Changes in
         Shareholders' Equity                                5

       Consolidated Statements of Cash Flows                 6

       Notes to Consolidated Financial Statements            7

     Item 2. Management's Discussion and Analysis or
             Plan of Operation                               9

     Item 3. Controls and Procedures                        17


PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                              18

     Item 2. Changes in Securities                          18

     Item 3. Defaults Upon Senior Securities                18

     Item 4. Submission of Matters to a Vote of
             Security Holders                               18

     Item 5. Other Information                              18

     Item 6. Exhibits and Reports on Form 8-K               18

SIGNATURES                                                  20

CERTIFICATIONS                                              21


                   CONSOLIDATED BALANCE SHEETS
                           (Unaudited)
        (Dollars in thousands, except per share amounts)
        ------------------------------------------------


                                                 September 30,  December 31,
                                                    2004           2003
                                                    ----           ----
ASSETS
Cash and due from banks                          $  4,867       $   3,661
Federal funds sold                                  3,807             233
                                                 --------       ---------
  Total cash and cash equivalents                   8,674           3,894
Securities available for sale                      23,607          16,780
Securities held to maturity                            50              50
Loans, net of allowance for loan losses           174,749         150,976
Premises and equipment, net                         3,649           2,940
Foreclosed assets, net                                 --             395
Federal Home Loan Bank stock                          375             266
Accrued interest receivable and other assets        1,126           1,566
                                                 --------       ---------
     Total assets                                $212,230       $ 176,867
                                                 ========       =========

LIABILITIES
Deposits                                        $ 189,373       $ 158,539
Federal funds purchased                                --           4,296
Accrued expenses and other liabilities              1,259             625
Subordinated debt                                   4,000              --
                                                ---------       ---------
  Total liabilities                               194,632         163,460

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 2,000,000
  shares authorized, none outstanding                  --              --
Common stock, $.01 par value, 8,000,000
  shares authorized, 1,707,866 and 1,467,166
  shares issued                                        17              15
Additional paid-in capital                         17,373          14,230
Retained earnings (accumulated deficit)               246            (789)
Accumulated other comprehensive income (loss)         (38)            (49)
                                                  --------       ---------
  Total shareholders' equity                       17,598          13,407
                                                  --------       ---------

     Total liabilities and shareholders' equity $ 212,230      $  176,867


                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
        (Dollars in thousands, except per share amounts)





                                         Three Months Ended      Nine Months Ended
                                           September  30,           September 30,
                                          2004        2003        2004       2003
                                          ----        ----        ----       ----
Interest and dividend income
  Loans, including fees                   $ 2,553     $ 2,048     $ 7,073    $ 5,766
  Securities                                  256         242         660        647
  Other                                        31           5          67         16
                                          -------     -------     -------    -------
     Total interest income                  2,840       2,295       7,800      6,429

Interest expense
  Deposits                                  1,000         799       2,738      2,292
  Other                                        44           2          53         23
                                          -------     -------      ------     ------
     Total interest expense                 1,044         801       2,791      2,315
                                          -------     -------      ------     ------

Net interest income                         1,796       1,494       5,009      4,114
Provision for loan losses                      98         341         282        919
                                          -------     -------       -----      -----

Net interest income after provision
   for loan losses                          1,698       1,153       4,727      3,195

Noninterest income
  Service charges on deposit accounts         166         136         491        425
  Gain on sale of foreclosed assets            --          --          20         --
  Other income                                 37          38         118         89
                                          -------      ------       -----      -----
     Total noninterest income                 203         174         629        514

Noninterest expense
  Salaries and employee benefits              662         484       1,826       1,464
  Occupancy and equipment                     200         159         537         470
  Other                                       530         283       1,333         972
                                          -------      ------       -----       -----
     Total noninterest expense              1,392         926       3,696       2,906
                                          -------      ------       -----       -----

Income before income taxes                    509         401       1,660         803
Income tax expense                            192         156         625         307
                                           ------       -----       -----       -----

Net income                                $   317     $   245     $ 1,035     $   496
                                          =======     =======     =======     =======
Weighted average:
  Common shares                         1,551,690   1,467,066   1,503,078   1,467,066
  Dilutive stock options and warrants     156,199      30,694     157,535      22,433
                                        ---------   ---------   ---------   ---------
                                        1,707,889   1,497,760   1,660,613   1,489,499
                                        =========   =========   =========   =========

Basic earnings per common share            $  .20      $  .17      $  .69      $  .34
                                           ======      ======      ======      ======
Diluted earnings per common share          $  .19      $  .16      $  .62      $  .33
                                           ======      ======      ======      ======


   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (Unaudited)
                     (Dollars in thousands)


                                                                     Retained       Accumulated
                                                    Additional       Earnings          Other
                               Common Stock          Paid-In       (Accumulated    Comprehensive
                              Shares    Amount       Capital         Deficit)      Income (Loss)     Total
                              ------    ------       -------        -----------    --------------    -----
Balance at January 1, 2003    1,467,066  $  15       $  14,229      $   (1,793)    $       116        $ 12,567

Comprehensive income:
 Net income                                                                496                             496
 Change in unrealized gain
   on securities available for
   sale, net of tax effects                                                               (247)           (247)
                                                                                                      ---------
                                                                                                           249
 Total comprehensive income   ---------  -------     ----------     -------------   -----------       ---------

Balance at September 30, 2003 1,467,066   $  15      $  14,229      $     (1,297)  $       (131)      $ 12,816
                              =========   =====      =========      =============  =============      ========

Balance at January 1, 2004    1,467,166   $  15      $  14,230      $       (789)  $        (49)      $ 13,407

Comprehensive income:
 Net income                                                                1,035                         1,035
 Change in unrealized gain (loss)
   on securities available for
   sale, net of tax effects                                                                   11            11
                                                                                                      --------
 Total comprehensive income                                                                              1,046

Exercise of stock options        15,800                    222                                             222

Exercise of common
  stock warrants                224,900       2          2,921                                           2,923
                               --------   -----      ----------     -------------   -------------     --------

Balance at September 30, 2004 1,707,866   $  17      $  17,373      $         246   $        (38)     $ 17,598
                              =========   =====      ==========     =============   =============     ========


Balance at July 1, 2003       1,467,066   $  15      $  14,229      $      (1,542)  $         239     $ 12,941

Comprehensive income:
 Net income                                                                   245                          245
 Change in unrealized gain
   on securities available for
   sale, net of tax effects                                                                  (370)        (370)
                                                                                                      ---------
 Total comprehensive income                                                                               (125)

                              ----------  ------     ----------      --------------  --------------   ----------

Balance at September 30, 2003  1,467,066  $  15      $  14,229       $      (1,297)  $       (131)     $ 12,816
                               =========  =====      =========       ==============  ==============    =========

Balance at July 1, 2004        1,510,116  $  15      $  14,800       $         (71)  $       (377)     $ 14,367

Comprehensive income:
 Net income                                                                    317                          317
 Change in unrealized gain (loss)
   on securities available for
   sale, net of tax effects                                                                    339          339
                                                                                                        -------
 Total comprehensive income                                                                                 656

Exercise of stock options         10,600                   142                                              142

Exercise of common
  stock warrants                 187,150      2          2,431                                            2,433
                                --------  ------     ----------      ---------------   ------------   ---------
Balance at September 30, 2004  1,707,866  $  17      $  17,373       $          246    $       (38)    $ 17,598
                               =========  ======     ==========      ===============   ============   =========


              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                     (Dollars in thousands)



                                                             Nine Months Ended
                                                                September 30,
                                                              2004        2003
                                                              ----        ----
Cash flows from operating activities
  Net income                                                $ 1,035       $   496
  Adjustments to reconcile net income to net cash
     from operating activities:
     Depreciation and amortization                              179           209
     Net amortization of deferred loan costs                    (63)          (14)
     Provision for loan losses                                  282           919
     Discount accretion, net of amortization                      8           (14)
     Gain on sale of foreclosed assets                          (20)           --
     Net change in accrued interest receivable and
        other assets                                            440          (195)
     Net change in accrued expenses and other liabilities       688           467
                                                            ---------     --------
       Net cash from operating activities                     2,549         1,868

Cash flows from investing activities
  Purchases of securities available for sale                (13,020)      (12,703)
  Proceeds from maturities of securities available
     for sale                                                 6,203         6,289
  Net change in loans                                       (23,992)      (32,543)
  Premises and equipment expenditures, net                     (887)          (81)
  Proceeds from sale of foreclosed assets                       415            --
  Purchases of Federal Home Loan Bank stock                    (109)         (134)
                                                           ----------     ---------
     Net cash from investing activities                     (31,390)      (39,172)

Cash flows from financing activities
  Net change in deposits                                     30,834        50,501
  Net change in federal funds purchased                      (4,296)       (3,000)
  Proceeds from issuance of subordinated debt                 4,000            --
  Repayment of other borrowings                                  --        (4,747)
  Proceeds from exercise of stock options                       160             --
  Proceeds from exercise of common stock warrants             2,923             --
                                                           --------        -------
     Net cash from financing activities                      33,621         42,754
                                                           ========        =======

Net change in cash and cash equivalents                       4,780          5,450
Cash and cash equivalents at beginning of period              3,894          4,281
                                                           --------         ------

Cash and cash equivalents at end of period                  $ 8,674        $ 9,731
                                                           ========        =======
Supplemental disclosures of cash flow information
  Cash paid during the period for
     Interest                                               $ 2,820        $ 2,293
     Income taxes                                                28             --


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

The consolidated financial information included herein as of and for the periods ended September 30, 2004 and 2003 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2003 consolidated balance sheet was derived from the Company's December 31, 2003 audited consolidated financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

Total stock options granted, exercised and expired/forfeited during the nine months ended September 30, 2004, were 45,500, 15,800 and 4,900, respectively. As of September 30, 2004,
197,157 options were outstanding.

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


                                          Three Months Ended     Nine Months Ended
                                            September 30,          September 30,
                                           2004        2003        2004       2003
                                           ----        ----        ----       ----
  Net income as reported                    $   317     $   245     $ 1,035    $   496
  Deduct:  Stock-based compensation
   expense determined under fair value
   based method                                  36           5          95         14
                                            -------     -------     -------    -------

  Pro forma net income                      $   281     $   240     $   940    $   482
                                            =======     =======     =======    =======

  Basic earnings per share as reported      $   .20     $   .17     $   .69    $   .34
  Pro forma basic earnings per share            .18         .16         .63        .33

  Diluted earnings per share as reported    $   .19     $   .16     $   .62    $   .33
  Pro forma diluted earnings per share          .16         .16         .57        .32



NOTE 3 - CAPITAL ADEQUACY


Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at September 30, 2004 and December 31, 2003:


                           Well       Adequately
                       Capitalized    Capitalized   September 30, 2004   December 31, 2003
                       Requirement    Requirement         Actual              Actual
                       -----------    -----------   ------------------    ----------------
Tier 1 Capital (to
Average Assets)
Consolidated                   >5%            >4%              10.19%               7.75%
Bank                           >5%            >4%               8.27%               7.30%
Tier 1 Capital (to Risk
Weighted Assets)
Consolidated                   >6%            >4%              11.80%               8.97%
Bank                           >6%            >4%               9.58%               8.46%
Total Capital (to Risk
Weighted Assets)
Consolidated                  >10%            >8%              12.86%              10.22%
Bank                          >10%            >8%              10.64%               9.71%


Management believes, as of September 30, 2004, that the Company and the Bank met all capital requirements to which they are subject.

NOTE 4 - STOCK WARRANTS


During 2002, the Company had completed an offering of 225,000 investment units, initially to existing stockholders through a rights offering, and then to the general public in a community offering. Each unit offered for $21.00 consisted of two shares of common stock and one warrant to purchase one share of common stock for $13.00 through September 30, 2004. As of September 30, 2004, all stock warrants issued have been exercised. For the nine month period ending September 30, 2004, there were 224,900 warrants exercised, resulting in additional capital of $2,923.

NOTE 5 - SUBSEQUENT EVENT


On October 8, 2004, the Jacksonville Bancorp, Inc. moved its Corporate Headquarters to a new location in Jacksonville, Florida. In moving the location, the Bancorp entered into a ten year lease ending in 2014. The Bancorp shall have the option to renew the term for five options of five years each ending on or before August 31, 2036. Lease payments increase each year throughout the lease. The first year's lease payments will total $296. Each year thereafter, the lease payments increase by $7.

Introduction

In the following pages, management presents an analysis of the financial condition of Jacksonville Bancorp, Inc. as of September 30, 2004 compared to December 31, 2003, and the results of operations for the three and nine months ended September 30, 2004 compared with the same periods in 2003. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.


Overview

Total assets at September 30, 2004 were $212.2 million compared to $176.9 million at December 31, 2003, an increase of $35.3 million, or 20.0%. The increase in total assets was primarily attributable to increases in net loans receivable of $ 23.8 million, or 15.8%, and investments of $6.8 million, or 40.7%. The increase in loans and investments was funded by the deposit growth experienced by the Company during the period and the receipt of proceeds from the issuance of subordinated debt. The increase in net loans receivable consisted primarily of increases in commercial real estate loans of $15.9 million, or 17.0%, and residential real estate loans of $10.6 million, or 28.8%.

Total deposits were $189.4 million at September 30, 2004 compared to $158.5 million at December 31, 2003, an increase of $30.9 million, or 19.5%. During this period, the Company experienced an increase in money market, NOW and savings accounts of $56.3 million. The growth primarily resulted from the creation of the WOW money market account, which offers a variable interest rate, that is currently higher than the market rate for comparable money market accounts offered by local competitors. Consequently, the certificate of deposit portfolio as a percent of total deposits declined to 44.3% at September 30, 2004 from 68.5% at December 31, 2003. Almost all certificates of deposit held by the Company mature in less than five years with the majority maturing in the next year.

For the nine months ended September 30, 2004, the Company earned 62 cents per share. This compares to earnings of 33 cents per share in the prior year, resulting in an increase in earnings for the nine month period of 29 cents. Despite this increase, the negative influence on earnings of low interest rates continues. Net interest margin decreased by 30 basis points from 3.81% in the first nine months of 2003 to 3.54% for the current period. Management believes that if interest rates do increase, net interest margin should eventually be positively impacted.

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.



                                                     Nine Months Ended September 30,
                                                  2004                              2003
                                        -------------------------        -------------------------
                                        Average           Average        Average           Average
                                        Balance  Interest  Rate          Balance  Interest  Rate
                                        -------  -------- -------        -------  -------- -------
                                                        (Dollars in thousands)

Interest-earning assets:
  Loans (1)                            $ 162,969  $ 7,073  5.80%         $ 127,175 $  5,766  6.06%
  Securities                              17,814      660  4.95             15,296      647  5.66
  Other interest-earning assets (2)        8,277       67  1.08              1,917       16  1.12
                                       ---------  -------                ---------  -------
     Total interest-earning assets       189,060    7,800  5.51            144,388    6,429  5.95
  Noninterest-earning assets               8,877                             8,713
                                       ---------                          --------
     Total assets                      $ 197,937                        $  153,101
                                       =========                        ==========

Interest-bearing liabilities:
  NOW deposits                         $   7,745  $     8   .14         $    3,954  $     5   .17
  Money market deposits                   34,439      535  2.08              5,099       49  1.28
  Savings deposits                        13,594      121  1.19             16,433      164  1.33
  Time deposits                          104,083    2,074  2.66             94,226    2,074  2.94
  Other borrowings                         1,792       53  3.95              1,696       23  1.81
                                       ---------   ------               ----------   ------
     Total interest-bearing
        liabilities                      161,653    2,791  2.31            121,408    2,315  2.55
                                                   ------                            ------
  Noninterest-bearing liabilities         21,884                            18,828
  Stockholders' equity                    14,400                            12,865
                                       ---------                        ----------
     Total liabilities and
       stockholders' equity           $  197,937                        $  153,101
                                      ==========                        ==========

Net interest income                                $5,009                            $4,114
                                                   ======                            ======
Interest rate spread (3)                                   3.20%                             3.40%
                                                           =====                             =====
Net interest margin (4)                                    3.54%                             3.81%
                                                           =====                             =====


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



                                             Nine Months Ended September 30,
                                                  2004 Versus 2003 (1)
                                         Increase (decrease) due to changes in:
                                         --------------------------------------
                                                                            Net
                                         Volume          Rate             Change
                                         ------          ----             ------
                                                   (Dollars in thousands)

  Interest income:
     Loans, net                         $ 1,563           $    (256)       $ 1,307
     Securities                              99                 (86)            13
     Other interest-earning assets           51                  --             51
                                        -------            ---------       -------
  Total interest income                   1,713                (342)         1,371
                                        -------            ---------       -------
  Interest expense:
     Savings and NOW deposits               (22)                (18)           (40)
     Money market deposits                  439                  47            486
     Time deposits                          206                (206)            --
     Other borrowings                         1                  29             30
                                        -------             --------        -------
  Total interest expense                    624                (148)           476
                                        -------             --------        -------

 Increase (decrease) in net interest
    income                             $  1,089              $  (194)      $    895
                                       ========              ========      ========

     1) The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Net interest income increased by $895,000, or 21.8%, from $4,114,000 for the first nine months of 2003 to $5,009,000 for the current nine month period. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $1,089,000 and a negative rate variance of $194,000.

Volume Variance. When comparing the first nine months of 2004 to the same period last year, the Company experienced substantial growth in its core deposit products, with the largest increase occurring in money market deposit accounts. Core loan products also continued to grow, with the most significant growth occurring in commercial real estate and residential real estate loans. The aggregate positive impact of the core deposit and loan growth largely comprise the positive volume variance of $1,089,000 and more than offset the negative impact of the downtrend in net interest margin discussed in the "Rate Variance" section that follows.

Rate Variance. The persistence of low interest rates and the resulting negative impact on net interest margin is the primary reason for the negative rate variance of $194,000.

Net interest margin decreased by 27 basis points when comparing the first nine months of 2004 to the same period last year. When applied to average total interest-earning assets of approximately $189.1 million for the first nine months of 2004, the decline in net interest margin results in a decrease in net interest income of approximately $383,000. The decrease in net interest margin occurred primarily because, in the low interest rate environment, variable rate loans continued to be adjusted to lower rates and proceeds from the maturity, amortization and prepayment of loans and securities continued to be reinvested at lower rates. To the extent that such loans and securities were funded by noninterest-bearing checking deposits and capital, there was no offsetting cost reduction. To the extent that such assets were funded by interest-bearing deposits, there was a reduction in the cost of such deposits but such reduction was not totally offsetting.

Management believes that available yields will remain low in 2004; however, management believes that an increase in interest rates will have a positive impact on net interest margin.


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

Asset Quality

The Company has identified certain assets as nonperforming. These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and foreclosed real estate. These assets present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company's nonperforming assets at September 30, 2004 and December 31, 2003 are as follows:


                                               September 30,     December 31,
                                                   2004              2003
                                                   ----              ----
                                                   (Dollars in thousands)

  Nonaccruing loans                              $    572         $     726
  Loans past due over 90 days still on accrual         --                75
                                                 --------         ---------
  Total nonperforming loans                           572               801
  Foreclosed assets, net                               --               395
                                                 --------         ---------
  Total nonperforming assets                     $    572         $   1,196
                                                 ========         =========

  Allowance for loan losses                      $  1,943         $   1,679

  Nonperforming assets as a percent of
     total assets                                     .27%              .68%
  Nonperforming loans as a percent of gross
     loans                                            .33%              .52%
  Allowance for loan losses as a percent of
     nonperforming loans                           339.69%           209.61%


Allowance and Provision for Loan Losses

The allowance for loan losses grew by $264,000 during the first nine months of 2004, amounting to $1,943,000 at September 30,
2004 as compared to $1,679,000 at December 31, 2003. The allowance represented approximately 1.10% of total loans at both dates. During the first nine months of 2004, the Company had loan charge-offs of $30,000, recoveries of $12,000 and recorded a $282,000 provision for loan losses compared to charge-offs of $138,000, no recoveries and a provision for loan losses of $919,000 for the first nine months of 2003. The larger provision for loan losses in 2003 resulted primarily from specific allowances with respect to two commercial loans that were identified as impaired during the period.

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

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions in Jacksonville, Florida and the surrounding communities. Such conditions could affect the financial strength of the Company's borrowers and do affect the value of real estate collateral securing the Company's mortgage loans. Loans secured by real estate represent approximately 87% of the Company's total loans outstanding at September 30, 2004. In recent years, economic conditions in Jacksonville and the surrounding communities have been good and real estate values have continued to grow. However, such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Company's borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Company's underwriting policies are relatively conservative and, as a result, the Company should not be any more affected than the overall market.

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


Noninterest Income, Noninterest Expense, and Income Taxes

Noninterest income was $629,000 for the nine months ended September 30, 2004, compared to $514,000 for the 2003 period. Service charges on deposit accounts totaled $491,000 in 2004, up from $425,000 in 2003, due to an increase in the average number of deposit accounts. In addition, the Company recognized a $20,000 gain on sale of foreclosed assets in the first nine months of 2004, while no such gain was recognized in the first nine months of 2003.

Noninterest expense increased to $3,696,000 for the nine months ended September 30, 2004, from $2,906,000 for the nine months ended September 30, 2003. Salaries and employee benefits was the largest noninterest expense increasing from $1,464,000 during the nine months ended September 30, 2003, to $1,826,000 for the 2004 period. The increase in total noninterest expenses relates to the overall growth of the Company.

Income taxes for the nine months ended September 30, 2004, were $625,000 (an effective rate of 37.65%) compared to income taxes of $307,000 for the nine months ended September 30, 2003 (an effective tax rate of 38.23%).


Results  of  Operations - Three Months Ended September  30,  2004
Versus September 30, 2003

Net income for the third quarter of 2004 was $317,000, or $.19 per share, as compared to $245,000, or $.16 per share, earned for the same quarter last year. The increase in net income is attributable to an increase in net interest income of $302,000 and an increase in noninterest income of $29,000, partially offset by an increase in noninterest expense.

Net interest income increased by $302,000, or 20.2%, from $1,494,000 for the third quarter of 2003 to $1,796,000 for the current quarter. The increase is primarily comprised of a positive volume variance of $340,000 and a negative rate variance of $38,000. The reasons for the positive volume variance and negative rate variance are the same as those discussed above with respect to the nine-month periods.

The increase in noninterest income is attributable to an increase in service charges on deposit accounts while the increase in noninterest expense is attributable to increases in salaries, occupancy and equipment expense, and other operating expenses. The reasons for the increases in service charges on deposit accounts, salaries and occupancy and equipment expense are the same as those discussed above with respect to the nine-month periods. The largest component of the increase in other operating expenses is an increase in advertising expense, which was related to the marketing of the WOW money market accounts discussed in the preceding "Overview" section.


Capital

The Company's capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Company's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 12.86%, 11.80% and 10.19%, respectively, at September 30, 2004.

The Company has included the $4.0 million of trust preferred securities that were issued in June 2004 in their Tier 1 Capital and Tier 2 Capital. Inclusion of the trust preferred securities has increased the Company's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios by 218 basis points, 218 basis points and 188 basis points, respectively, at September 30, 2004.

Total stockholders' equity increased by $4,191,000, or 31.3%, from $13,407,000 at December 31, 2003 to $17,598,000 at September
30,  2004.   The  increase  is  attributable  to  net  income  of
$1,035,000, proceeds from exercises of common stock warrants of $2,923,000, proceeds from exercises of stock options of $222,000, and a decrease in unrealized losses on securities available for sale of $11,000.

During 2002, the Company had completed an offering of 225,000 investment units, initially to existing stockholders through a rights offering, and then to the general public in a community offering. Each unit offered for $21.00 consisted of two shares of common stock and one warrant to purchase one share of common stock for $13.00 through September 30, 2004. As of September 30, 2004, all stock warrants issued have been exercised.


Cash Flows and Liquidity

Cash Flows. The Company's primary sources of cash are deposit growth, maturities and amortization of investment securities, operations, and federal funds purchased. The Company uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase investment securities. During the first nine months of 2004, the Company increased its cash and cash equivalent position by $4.8 million.

Liquidity. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are its overnight position in federal funds sold; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and investment securities designated as available-for-sale. At September 30, 2004, the Company had $27,414,000 in federal funds sold and available-for-sale securities not subject to pledge agreements.

The Company's primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company's deposit base consists of both core deposits from businesses and consumers in its local market area and brokered deposits. The Company can also borrow overnight federal funds and fixed-rate term products under lines established with the Federal Home Loan Bank other commercial banks. These lines in the aggregate amount of approximately $60.7 million at September 30, 2004, do not represent legal commitments to extend credit on the part of the other banks.


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

                  PART II - OTHER INFORMATION


Item 1. Legal Proceedings
        None

Item 2. Unregistered Sales of Equity Securities & Use of Proceeds
        None

Item 3. Defaults on Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders
        None

Item 5. Other Information
        None

Item 6. Exhibits and Reports on Form 8-K
       (a)  Exhibit No. 3.1: Articles of Incorporation of the
                             Company(1)
            Exhibit No. 3.2: Amended Bylaws of the Company (2)
            Exhibit No. 10:  Lease Agreement
            Exhibit No. 31.1: Certification of principal
                              executive officer required by Rule
                              13a-14(a)/15d-14(a) of the Exchange Act
            Exhibit No. 31.2: Certification of principal
                              financial officer required by Rule 13a-
                              14(a)/15d-14(a) of the Exchange Act
            Exhibit No. 32:  Certification pursuant to 18 U.S.C.
                             Section 1350, as adopted pursuant to Section
                             906 of the Sarbanes-Oxley Act of 2002

           (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, as effective on September 30, 1998, Registration No. 333-64815.
           (2) Incorporated herein by reference from the Exhibits to Form 10-QSB for the quarter ended June 30, 2002, filed August 14, 2002.

       (b)  Reports on Form 8-K

            During the quarter ended September 30, 2004 (and thereafter to the date hereof) the Company filed:

            1) a Form 8-K dated August 6, 2004 to report that
               it had issued a press release disclosing material non-public information regarding the Company's financial condition as of June 30, 2004 and results of operations for the year and quarterly period then ended. The press release was furnished as Exhibit
               99.1 to the Form 8-K filing.

                           SIGNATURES



In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  November 15, 2004            /s/ Gilbert J. Pomar, III
                                    -------------------------
                                    Gilbert J. Pomar, III
                                    President and Chief Executive
                                    Officer





Date:  November 15, 2004            /s/ Valerie A. Kendall
                                    -----------------------
                                    Valerie A. Kendall
                                    Chief Financial Officer

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

Date:  November 15, 2004             /s/ Gilbert J. Pomar, III
                                     -------------------------
                                     Gilbert J. Pomar, III
                                     President & Chief Executive
                                     Officer

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

Date:  November 15, 2004            /s/ Valerie A. Kendall
                                    ----------------------
                                    Valerie A. Kendall
                                    Chief Financial Officer

EXHIBIT 32

        Certification Pursuant To 18 U.S.C. Section 1350,
       As Enacted Pursuant To Section 906 of the Sarbanes-
                        Oxley Act of 2002


In connection with the Quarterly Report of Jacksonville Bancorp, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commision (the "Report"), the undersigned certify, pursuant to 18 U.S.C. Section 1350, as enacted pursuant to Section 906 of the Sarbances-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the period covered by the Report.


Date:  November 15, 2004  /s/ Gilbert J. Pomar, III
                          -------------------------
                          Gilbert J. Pomar, III
                          President & Chief Executive
                          Officer


Date:  November 15, 2004  /s/ Valerie A. Kendall
                          -----------------------
                          Valerie A. Kendall
                          Chief Financial Officer