Form 10KSB
period 2004-12-31
JACKSONVILLE BANCORP INC /FL/
filed 2005-03-29
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2004

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission file number 000-30248

JACKSONVILLE BANCORP, INC.
(Exact name of small business issuer as specified in its charter)

Florida		59-3472981
(State or other jurisdiction of		(IRS Employer Identification No.)
incorporation or organization)

100 North Laura Street, Suite 1000, Jacksonville, Florida 32202
(Address of principal executive offices)

(904) 421-3040
(Issuer’s telephone number)

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

 Yes      ☒    No     ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Issuer's revenues for its most recent fiscal year: $11,625,000

The aggregate market value, calculated on the basis of the closing price of such stock on the NASDAQ Small Cap Market, of the voting stock held by nonaffiliates of the registrant at March 1, 2005 was approximately $28,587,940.

There were 1,709,166 shares of common stock outstanding at March 18, 2005.

Documents incorporated by reference: Portions of the Registrant's Definitive Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III.

Transitional Small Business Disclosure Format (Check one):   Yes     ☐       No  ☒

PART I

Unless the context requires otherwise, references in this report to “the Company”, “we”, “us”, or “our” refer to Jacksonville Bancorp, Inc., its wholly owned subsidiary, The Jacksonville Bank, and the Bank’s wholly owned subsidiary, Fountain Financial, Inc., on a consolidated basis. References to “Bancorp” denote Jacksonville Bancorp, Inc.; The Jacksonville Bank is referred to as the “Bank”.

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

This Annual Report on Form 10-KSB contains certain forward-looking statements. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive, and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words “estimate”, “project”, “anticipate”, “intend”, “believe”, “expect”, and similar expressions, are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by these statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans and may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives, or other plans. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

We were incorporated under the laws of the State of Florida on October 24, 1997, for the purpose of organizing the Bank. Bancorp is a one-bank holding company owning 100% of the outstanding shares of the Bank. Our only business is the ownership and operation of the Bank, and its fiscal year ends December 31. The Bank is a Florida state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank opened for business on May 28, 1999, and provides a variety of community banking services to businesses and individuals through its three offices in Jacksonville, Duval County, Florida. During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary. The primary business activities of Fountain Financial, Inc. consist of referral of our customers to third parties for sale of insurance products.

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

Substantial consolidation of the Florida banking market has occurred since the early 1980’s. According to the FDIC, the number of commercial banking entities operating in Florida declined from approximately 550 as of December 31, 1980, to approximately 265 as of December 31, 2000, or over 50% in the 20 year period. We believe Florida has been particularly attractive to regional bank holding companies because it is the fourth largest state in the country in terms of total population (approximately 17 million) and is the third fastest growing state in the country (23.5% from 1990 to 2000). As more out-of-state bank holding companies enter the Florida market, we believe that the number of depository institutions headquartered and operating in Florida will continue to decline. Our marketing program is directed primarily toward the advantages of local ownership and management, as well as fiscal responsibility, personal service, and customer relationships. We also focus on small-and medium-size businesses, professional firms, and active affluent consumers. Particular emphasis is placed on building personal face-to-face relationships. Our management and business development teams have extensive experience with individuals and companies within these targeted market segments in the Jacksonville area. Based on our experience, we believe that we have been and will continue to be effective in gaining market share.

Regulation and Supervision

We operate in a highly regulated environment, where statutes, regulations, and administrative policies govern our business activities. We are supervised by, examined by, and submit reports to, a number of regulatory agencies, including the Federal Reserve Board, the FDIC, and the Florida Department of Financial Services.

We are regulated by the Federal Reserve Board under the Federal Bank Holding Company Act (“BHC Act”), which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board, under its regulations and published policy statements, has maintained that a bank holding company must serve as a source of financial strength to its subsidiary bank(s). In adhering to the Federal Reserve Board policy, Bancorp may be required to provide financial support for the Bank at a time when, absent such policy, Bancorp may not otherwise deem it advisable to provide such assistance.

At one time, a bank holding company was generally prohibited from acquiring control of any company which was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. In April 1997, the Federal Reserve Board revised and expanded the list of permissible non-banking activities in which a bank holding company could engage; however, limitations continue to exist under certain laws and regulations. The Gramm-Leach-Bliley Act (“GLB Act”) repeals certain regulations pertaining to bank holding companies and eliminates many of the previous prohibitions. Specifically, Title I of the Gramm-Leach-Bliley Act repeals Sections 20 and 32 of the Glass-Steagall Act and is intended to facilitate affiliations among banks, securities firms, insurance firms, and other financial companies. To further this goal, the GLB Act amends Section 4 of the BHC Act to authorize bank holding companies that qualify as “financial holding companies” to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. The activities of bank holding companies that are not financial holding companies continue to be limited to activities authorized under the BHC Act, such as activities that the Federal Reserve Board previously has determined to be closely related to banking and permissible for bank holding companies.

With respect to expansion, we may establish branch offices anywhere within the state of Florida with regulatory approval. We are also subject to the Florida banking and usury laws limiting the amount of interest that can be charged when making loans or other extensions of credit. In addition, the Bank, as a subsidiary of Bancorp, is subject to restrictions under federal law in dealing with Bancorp and other affiliates. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate, and the purchase of assets from an affiliate.

While not its only source of income, the primary source of Bancorp’s income is expected to be dividends from the Bank. A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows. Twenty percent of the net profits in the preceding two year period may not be paid in dividends, but must be retained to increase capital surplus until such surplus equals the amount of capital stock issued and outstanding. In addition, no bank may pay a dividend at any time that the total of net income for the current year when combined with retained net income from the preceding two years produces a loss. The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

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

We are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC. Both the Federal Reserve Board and the FDIC have established risk based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC’s risk based capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company. Both agencies’ requirements (which are substantially similar) provide that banking organizations must have minimum capital equivalent to 8% of risk weighted assets to be considered adequately capitalized. The risk weights assigned to assets are based primarily on the perceived levels of risk to capital. For example, securities with an unconditional guarantee by the United States government are assigned the lowest risk weighting. A risk weight of 50% is assigned to loans secured by owner-occupied one-to-four family residential properties. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk weighted assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) created and defined five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized), which are used to determine the nature of any corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes undercapitalized must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution’s compliance. Before a capital restoration plan will be approved, an entity controlling a bank (i.e., the holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of 5% of the institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with all capital standards. Further, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. Undercapitalized institutions also will be restricted from paying management fees, dividends, and other capital distributions, will be subject to certain asset growth restrictions, and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

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

In response to the directives issued under the FDICIA, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of five established capital categories. The following table reflects these capital thresholds:

	Total Risk Based Capital Ratio	Tier 1 Risk Based Capital Ratio	Tier 1 Leverage Ratio
Well capitalized (1)	10%	6%	5%
Adequately capitalized (1)	8%	4%	4	%(2)
Undercapitalized (3)	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	—	—	Less than 2%

(1)	An institution must meet all three minimums.
(2)	3% for composite 1 rated institutions, subject to appropriate federal banking agency guidelines.
(3)	An institution falls into this category if it is below the adequately capitalized level for any of the three capital measures.

Under these capital categories, the Bank is classified as well capitalized. At December 31, 2004, the Bank’s total risk-based capital and Tier 1 risk-based capital ratios were 10.11% and 9.17%, respectively. The Tier 1 leverage ratio was 8.24% as of the same date.

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

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and by the various bank regulatory agencies. Accordingly, the scope of regulation and permissible activities of Bancorp and the Bank are subject to change by future federal and state legislation or regulation.

Market Area and Competition

Our primary market area is all of Duval County (including primarily the Southside, Arlington, Mandarin, Beaches and Downtown areas of Jacksonville). Jacksonville is the largest city in the United States covering 841 square miles and is a leading financial and insurance center. Jacksonville is home to the Jacksonville Jaguars and is the corporate headquarters to a number of regional and national companies. Duval County has a strong commercial and industrial base, which has been steadily expanding in recent years. The city’s appeal has been reinforced by national media, including hosting Super Bowl XXXIX.

Financial institutions primarily compete with one another for deposits. In turn, a bank’s deposit base directly affects such bank’s loan activities and general growth. Primary competitive factors include interest rates on deposits and loans, service charges on deposit accounts, the availability of unique financial services products, a high level of personal service, and personal relationships between our officers and customers. We compete with financial institutions that have greater resources, and that may be able to offer more services, unique services, or possibly better terms to their customers. We believe, however, that we will be able to continue to attract sufficient deposits to effectively compete with other area financial institutions.

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

Deposits

We offer a wide range of deposit accounts, including commercial and retail checking, money market, individual retirement and statement savings accounts, and certificates of deposit with fixed rates and a range of maturity options. Our sources of deposits are primarily residents, businesses, and employees of businesses within our market areas, obtained through personal solicitation by our officers and directors, direct mail solicitation, and advertisements published in the local media. We also obtain deposits from the “national CD market” as an additional source of funding. We pay competitive interest rates on interest-bearing deposits. In addition, our service charge schedule is competitive with other area financial institutions, covering such matters as maintenance and per item processing fees on deposit accounts and special handling charges. We are also part of the Star, Cirrus, Presto and Plus ATM networks, and a member of VISA.

Loan Portfolio

Our board of directors has adopted certain policies and procedures to guide individual loan officers in carrying out lending functions. The board of directors has formed a Directors’ Loan Committee and appointed six directors to provide the following oversight:

•	ensure compliance with loan policy, procedures and guidelines as well as appropriate regulatory requirements;

•	approve loans above an aggregate amount of $500,000 to any entity and/or related interests;

•	monitor overall loan quality through review of information relative to all new loans;

•	approve lending authority for individual officers;

•	monitor our loan review systems; and

•	review the adequacy of the loan loss reserve.

The board of directors realizes that occasionally loans need to be made which fall outside the typical policy guidelines. Consequently, the Chief Executive Officer has the authority to make certain policy exceptions on loans up to $500,000. Policy exceptions on loans greater than $500,000 must be approved by the Directors’ Loan Committee, and the full board of directors reviews reports of all loans and policy exceptions at its regular meetings. Additionally, the Bank has an independent company that also evaluates the quality of loans and determines if loans are originated in accordance with the guidelines established by the board of directors.

We recognize that credit losses will be experienced and the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral, as well as general economic conditions. We intend to maintain an adequate allowance for loan losses based on, among other things, industry standards, management’s experience, historical loan loss experience, evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. We follow a conservative lending policy, but one which permits prudent risks to assist businesses and consumers primarily in our principal market areas. Interest rates vary depending on our cost of funds, the loan maturity, the degree of risk, and other loan terms. As appropriate, interest rates are adjustable with fluctuations in the “prime” rate. The long term loan-to-deposit ratio target is 85% to 90%. We believe this range will allow us to meet the credit needs of customers while maintaining adequate liquidity.

Commercial loans are primarily underwritten on the basis of the borrowers’ ability to service such debt from income. As a general practice, we take as collateral a security interest in any available real estate, equipment, or other chattel, although loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets.

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

Investments

The primary objective of the investment portfolio is to develop a mixture of investments with maturities and compositions so as to earn an acceptable rate of return while meeting liquidity requirements. We invest primarily in obligations guaranteed by the U.S. government and government-sponsored agencies. We also enter into federal funds transactions through our principal correspondent banks. Investments with maturities in excess of one year are generally readily salable on the open market.

Employees

As of December 31, 2004, we had 43 employees, 41 of whom were full time.

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

ITEM 2. DESCRIPTION OF PROPERTIES

Property Location	Year Established	Approximate Square Footage	Owned / Leased
Headquarters(1) 100 North Laura Street	2004	14,815	Leased
Branch Office 10325 San Jose Boulevard	1998	3,567	Owned
Branch Office 12740-200 Atlantic Boulevard	2000	3,080	Owned

(1) The Bank has a ten-year lease that expires September 30, 2014 for our headquarters location which specifies rent of $20.00 per square foot and is subject to annual increases of $0.50 per square foot on October 1st of each year through September 30, 2014. The Bank has five options of five years each commencing on October 1, 2014, and the last option term shall end on September 30, 2039.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq SmallCap Market under the symbol JAXB. The following table shows the high and low sale prices of our common stock for each quarter of 2003 and 2004.

Year	Quarter	High	Low
2003	First	$12.55	$11.87
	Second	$13.11	$12.20
	Third	$14.14	$12.25
	Fourth	$17.28	$13.55
2004	First	$20.88	$15.85
	Second	$26.34	$20.63
	Third	$26.65	$24.90
	Fourth	$27.85	$25.72

The total number of holders of record of our common stock as of March 1, 2005, was approximately 180. The common stock closed at $27.25 on that date.

It is the policy of our board of directors to reinvest earnings for such period of time as is necessary to ensure our successful operations. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on our earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by our board of directors. For more information regarding the Company’s ability to pay dividends, please refer to the Regulation and Supervision section under Item 1.

The information required under Regulation S-B Item 201(d) is contained under the caption “Equity Compensation Plans” in our Definitive Proxy Statement for the 2005 Annual Meeting of Shareholders which is incorporated herein by reference.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

SELECTED FINANCIAL DATA
At or for the Year Ended December 31
(Dollars in thousands, except per share figures)

Financial Condition Data:	2004	2003	2002	2001	2000
Cash and cash equivalents	$6,735	$3,894	$4,281	$5,288	$2,385
Securities	23,175	16,830	12,531	7,532	3,145
Loans, net	188,137	150,976	108,933	68,134	34,183
All other assets	5,697	5,167	5,086	5,524	5,323

Total assets	$223,744	$176,867	$130,831	$86,478	$45,036

Deposit accounts	201,188	158,539	110,128	75,619	37,341
Other borrowings	4,000	4,296	7,747	3,360	-
All other liabilities	752	625	389	202	156
Shareholders' equity	17,804	13,407	12,567	7,297	7,539

Total liabilities and shareholders' equity	$223,744	$176,867	$130,831	$86,478	$45,036

Operations Data:
Total interest income	10,858	8,729	6,699	4,273	2,052
Total interest expense	3,928	3,111	2,763	2,060	889

Net interest income	6,930	5,618	3,936	2,213	1,163
Provision for loan losses	282	1,580	443	343	264

Net interest income after provision for loan losses	6,648	4,038	3,493	1,870	899

Noninterest income	767	1,550	580	458	261
Noninterest expenses	5,274	3,971	3,134	2,645	2,326

Earnings (loss) before income taxes (benefit)	2,141	1,617	939	(317)	(1,166)
Income taxes (benefit)	806	613	355	(119)	(436)

Net earnings (loss)	$1,335	$1,004	$584	$(198)	$(730)

Per Share Data:
Basic earnings (loss) per share	$.86	$.68	$.44	$(.19)	$(.72)
Diluted earnings (loss) per share	.79	.67	.44	(.19)	(.72)
Total shares outstanding at end of year	1,708,366	1,467,166	1,467,066	1,017,066	1,017,066
Book value per share at end of year	$10.42	$9.14	$8.57	$7.17	$7.41

Ratios and Other Data:
Return on average assets	0.66%	0.64%	0.53%	(0.32)%	(2.53)%
Return on average equity	8.84%	7.80%	5.40%	(2.68)%	(9.36)%
Average equity to average assets	7.46%	8.16%	9.85%	11.95%	27.06%
Interest rate spread during the period	3.21%	3.38%	3.37%	3.24%	3.70%
Net yield on average interest-earning assets	3.58%	3.77%	3.89%	4.11%	5.15%
Noninterest expenses to average assets	2.60%	2.52%	2.86%	4.28%	8.07%
Average interest-earning assets to average interest-bearing liabilities	1.18	1.19	1.19	1.22	1.37
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	.29%	.68%	—	—	—
Allowance for loan losses as a percentage of total loans at end of year	0.97%	1.10%	1.00%	0.96%	1.00%
Total number of banking offices	3	3	3	3	3

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years Ended December 31, 2004 and 2003

General

Jacksonville Bancorp, Inc. (“Bancorp”) was incorporated on October 24, 1997 and was organized to conduct the operations of The Jacksonville Bank (the “Bank”). The Bank is a Florida state-chartered commercial bank that opened for business on May 28, 1999, and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals in Duval County, Florida. During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary. The primary business activities of Fountain Financial, Inc. consist of the referral of our customers to third parties for the sale of insurance products.

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

Business Strategy

Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. We also invest in mortgage-backed securities and securities backed by the United States Government, and agencies thereof, as well as other securities.

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities, controlling the growth of noninterest expenses and maintaining strong asset quality.

Executive Overview

Our net income was $1.3 million in 2004 as compared to $1.0 million in 2003, an increase of $331,000, or 33.0%. Our diluted earnings per share were $0.79 in 2004 as compared to $0.67 in 2003, an increase of $0.12 per diluted share, or 17.9%. Return on average assets and return on average equity were 0.66% and 8.84%, respectively, in 2004 compared to 0.64% and 7.80%, respectively, in 2003. The following were significant factors related to 2004 results as compared to 2003.

In the fourth quarter of 2003, the Company charged-off two large loans. As these losses occurred in 2003, a substantial provision for loan losses specifically related to these two loans was required for 2003. The Company had no substantial charge-offs in 2004. The provision for loan losses was $282,000 in 2004 as compared to $1.6 million for 2003, a decrease of 1.3 million, or 82.2%. Offsetting these charge-offs in the fourth quarter of 2003 was an $850,000 litigation settlement resulting from a lessor’s noncompliance with certain provisions of a lease agreement.

Interest income was $10.9 million in 2004 as compared to $8.7 million in 2003, an increase of $2.13 million or 24.4%, primarily due to an increase in 2004 of $44.8 million in interest-earning assets compared to 2003; however, the net interest margin decreased by 19 basis points primarily due to the yield on securities. Management executed a plan during 2004 to mitigate extension risk within the securities portfolio by shortening the duration thereby resulting in a reduction from 5.62% in 2003 to 4.70% in 2004, a decrease of 92 basis points.

During 2004, we recorded strong growth in both residential and commercial real estate loans. During the year, residential real estate loans increased by $10.1 million, or 27.5%, while commercial real estate loans increased by $29.1 million, or 34.4%. Total loans increased by $37.4 million, or 24.5%.

Total deposits increased by $42.7 million, or 26.9%, during 2004. The following are changes in the deposit categories:

o	Non-interest bearing deposits increased $4.4 million, or 18.7%. This is primarily due to an increase in commercial deposits of $5.9 million, or 32.3%.

o	NOW deposits increased by $7.0 million, or 190.7%. This is primarily due to an increase in IOTA deposits of $6.4 million, or 282.7%.

o
Money market deposits increased by $61.6 million, or 838.4%. This is primarily due to the creation of the WOW money market account, offering a variable interest rate. Consequently, the certificate of deposit portfolio declined by $29.4 million, or 27.1%. The Company’s management decided to pursue local deposits more aggressively by offering deposit products that were better than our competitors in an effort to attract core deposits, while not being as aggressive in the National CD market as the Company was in 2003.

A significant amount of capital was raised during the year. On June 17, 2004, the Company participated in a pooled offering of trust preferred securities, issuing $4 million. The Company has elected to treat this subordinated debt as Tier 1 capital. In addition, all remaining stock warrants resulting from a 2002 offering, which were set to expire on September 30, were exercised, resulting in additional capital of $2.9 million. The Company intends to utilize this additional capital to support its continuing growth.

On October 8, 2004, the Company moved its corporate headquarters two blocks to the heart of downtown Jacksonville, Florida. Including a branch facility, the Company occupies 14,815 square feet in a landmark site at the corner of Laura and Forsyth Streets. The Company has entered into a ten-year lease with an additional five, five- year renewal options. This move further supports the Company’s commitment to building a strong foundation for future growth.

Critical Accounting Policies

A critical accounting policy is one that is both very important to the portrayal of the Company's financial condition and requires management's most difficult, subjective or complex judgments. The circumstances that make these judgments difficult, subjective or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, the Company's primary critical accounting policy is the establishment and maintenance of an allowance for loan loss.

The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans. The evaluations take into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. The level of the allowance for loan loss is also impacted by increases and decreases in loans outstanding, because either more or less allowance is required as the amount of the Company's credit exposure changes. To the extent actual loan losses differ materially from management's estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of the provision for loan loss, and related allowance can, and will, fluctuate.

Securities

The securities portfolio is categorized as either "held to maturity," "available for sale," or "trading." Securities held to maturity represent those securities which the Bank has the positive intent and ability to hold to maturity. Securities available for sale represent those investments which may be sold for various reasons, including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income (loss). Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. During 2004 and 2003, the Bank had no trading securities.

The following table sets forth the amortized costs and fair value of our securities portfolio (dollars in thousands):

	At December 31, 2004		At December 31, 2003
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency securities	$8,295	$8,116	$14,089	$14,006
Mortgage-backed securities	14,369	14,325	2,769	2,774
State and municipal securities	686	684	—	—

Total	$23,350	$23,125	$16,858	$16,780
Security held to maturity:
State of Israel bond	$50	$50	$50	$50

The following table sets forth, by maturity distribution, certain information pertaining to the securities (dollars in thousands):

			After 1 Year		After 5 Years
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2004:
Securities available for sale:
U.S. Government agency securities	$—	—	$2,485	2.78%	$3,244	4.53%	2,387	5.00%
Mortgage-backed securities	—	—	2,121	3.96%	2,165	4.15	10,039	3.54
State and municipal securities	684	1.86%	—	—	—	—	—	—
Total	$684	1.86%	$4,606	3.32%	$5,409	4.38%	$12,426	3.82%
Security held to maturity:
State of Israel bond			$50	7.50%
Total			$50	7.50%

	Totals
	Amount	Yield
At December 31, 2004:
Securities available for sale:
U.S. Government agency securities	$8,116	4.13%
Mortgage-backed securities	14,325	3.69
State and municipal securities	684	1.86
Total	$23,125	3.79%
Security held to maturity:
State of Israel bond	$50	7.50%
Total	$50	7.50%

Loan Portfolio Composition

Commercial real estate loans comprise the largest group of loans in our portfolio amounting to $121.5 million, or 64.9-% of the total loan portfolio, at December 31, 2004, increasing from $93.9 million, or 61.5%, at December 31, 2003. Residential real estate loans comprise the second largest group of loans in the portfolio, amounting to $46.7 million, or 24.6% of the total loan portfolio, at December 31, 2004, as compared to $36.6 million, or 24.0%, at December 31, 2003. As of December 31, 2004, commercial loans amounted to $15.9 million, or 8.4% of total loans, which were $16.4 million, or 10.8%, at December 31, 2003. The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial real estate	$121,542	64.9%	$93,899	61.5%	$63,520	57.7%	$26,159	38.0%	$7,254	21.0%
Commercial	15,855	8.3	16,443	10.8	16,648	15.1	25,105	36.5	18,078	52.4
Residential real estate	46,663	24.6	36,594	24.0	25,825	23.5	13,595	19.8	5,748	16.7
Consumer and other	6,013	3.2	5,729	3.7	4,057	3.7	3,917	5.7	3,417	9.9

	$190,073	100.0%	$152,665	100.0%	$110,050	100.0%	$68,776	100.0%	$34,497	100.0%
Add (deduct):
Allowance for loan losses	(1,843)		(1,679)		(1,100)		(657)		(344)
Net deferred (fees) costs	(93)		(10)		(17)		15		30

Loans, net	$188,137		$150,976		$108,933		$68,134		$34,183

The following table reflects the contractual principal repayments by period of our loan portfolio at December 31, 2004 (in thousands):

		Commercial
		Real	Residential
Years Ending	Commercial	Estate	Mortgage	Consumer
December 31,	Loans	Loans	Loans	Loans	Total

Less than 1 year	$11,514	$22,309	$8,347	$3,002	$45,172
1-5 years	3,453	68,168	7,949	2,431	82,001
Greater than 5 years	888	31,065	30,367	580	62,900

Total	$15,855	$121,542	$46,663	$6,013	$190,073

Of the total loan portfolio at December 31, 2004, 60.6% have variable interest rates and 39.4% have fixed interest rates. Of the $144.9 million of loans due after 2005, 49.4% have fixed interest rates and 50.6% have adjustable interest rates.

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

Credit Risk

Our primary business is making commercial, real estate, business, and consumer loans. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. While the Company has instituted underwriting guidelines and credit review procedures to protect it from avoidable credit losses, some losses will inevitably occur. At December 31, 2004, the Company had nonperforming assets of $654,000, of which there were no amounts past due 90 days or more but still accruing interest. In addition, it charged off loans totaling $130,000 in 2004.

Loans are placed on nonaccrual status when management has concerns relating to the ability to collect the loan principal and interest and generally when such loans are 90 days or more past due. A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. The following table sets forth certain information regarding nonaccrual loans, including the ratio of such loans to total assets as of the dates indicated (dollars in thousands):

	At December 31,
	2004	2003	2002	2001	2000
Nonperforming loans:
Commercial loans	$413	$596	$442	$—	$—
Residential real estate loans	33	130	409	99	—
Consumer loans and other	208	—	—	2	—

Total nonperforming loans	$654	$726	$851	$101	$—

Total nonperforming loans to total assets	0.29%	0.41%	0.65%	0.12%	0.00%

In addition to the nonperforming loans identified above, the Company has identified $499,526 in additional potential problem loans at December 31, 2004 through its ongoing loan review process.

Allowance and Provision for Loan Losses

The allowance for loan losses is a valuation allowance for credit losses in the loan portfolio. During 2004, management adopted a new methodology to properly analyze and determine an adequate loan loss allowance. The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb all estimated incurred losses in the Company’s loan and lease portfolio.

Due to their similarities, the Company has grouped the loan portfolio into three components. The components are residential real estate, consumer loans and commercial loans. The Company has created a loan classification system to properly calculate the allowance for loan losses.

In estimating the overall exposure to loss on impaired loans, the Company has considered a number of factors, including the borrower’s character, overall financial condition, resources and payment record, the prospects for support from any financially responsible guarantors, and the realizable value of any collateral.

The Company also considers other internal and external factors when determining the allowance for loan losses. These factors include, but are not limited to, changes in national and local economic conditions, commercial lending staff limitations, impact from lengthy commercial loan workout and charge-off period, loan portfolio concentrations and trends in the loan portfolio.

Senior management and the Board of Directors review this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The allowance for loan losses amounted to $1.8 million and $1.7 million at December 31, 2004 and December 31, 2003, respectively. Based on an analysis performed by management at December 31, 2004, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required.

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2004	2003	2002	2001	2000
Allowance at beginning of year	$1,679	$1,100	$657	$344	$80

Charge-offs:
Consumer loans	—	—	—	30	—
Commercial real estate	—	171	—	—	—
Commercial loans	130	780	—	—	—
Residential real estate	—	52	—	—	—
	130	1,003	—	—	—
Recoveries:
Consumer loans	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Commercial loans	12	2	—	—	—
Residential real estate	—	—	—	—	—
	12	2	—	—	—

Net charge-offs	118	1,001	—	30	—

Provision for loan losses charged to operating expenses	282	1,580	443	343	264

Allowance at end of year	$1,843	$1,679	$1,100	$657	$344

Ratio of net charge-offs to average loans outstanding	0.07%	0.76%	0.00%	0.06%	0.00%

Allowance as a percent of total loans	0 .97%	1.10%	1.00%	0.96%	1.00%

The following table presents information regarding the total allowance for loan losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

	At December 31,
	2004		2003		2002		2001		2000
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial real estate	$979	64.9%	$413	61.5%	$254	57.7%	$222	38.0%	$55	21.0%
Commercial	380	8.3	265	10.8	330	15.1	239	36.5	98	52.4
Residential real estate	425	24.6	166	24.0	134	23.5	62	19.8	22	16.7
Consumer and other	59	3.2	45	3.7	30	3.7	33	5.7	27	9.9
Unallocated general allowance	—	—	790	—	352	—	101	—	142	—
Total allowance for loan losses	$1,843	100.0%	$1,679	100.0%	$1,100	100.0%	$657	100.0%	$344	100.0%
Allowance for loan losses as a percentage of total loans outstanding		0.97%		1.10%		1.00%		0.96%		1.00%

As discussed previously, management revised its valuation process during 2004. This change in methodology resulted in the unallocated portion of the allowance for loan losses at December 31, 2003 being more precisely allocated between the Company’s individual loan categories as shown above.

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

Deposits. Deposits are attracted principally from our primary geographic market areas in Duval County, Florida. The Bank also enhanced its geographical diversity by offering certificates of deposits nationally to other financial institutions. The Bank offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit, and retirement savings plans (such as IRAs). Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. Management holds monthly ALCO and intermittent pricing meetings when economic conditions dictate. The Bank emphasizes commercial banking relationships in an effort to increase demand deposits as a percentage of total deposits.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

	At December 31,
	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

Demand deposits	$22,607	0.00%	$19,008	0.00%	$13,744	0.00%
NOW deposits	7,980	0.14	4,024	0.17	2,545	0.47
Money market deposits	41,888	2.37	5,744	1.36	3,357	1.97
Savings deposits	13,817	1.25	16,384	1.31	19,363	2.58
Time deposits	98,391	2.69	97,235	2.86	58,729	3.70

Total deposits	$184,683	2.07%	$142,395	2.16%	$97,738	2.81%

Jumbo certificates ($100,000 and over) mature as follows (in thousands):

	At December 31,
	2004	2003

Due three months or less	$3,272	$10,776
Due more than three months to six months	5,503	7,095
More than six months to one year	5,943	9,501
One to five years	6,186	10,162
	$20,904	$37,534

Liquidity

Our Board establishes policies and analyzes and manages liquidity to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. Liquidity management is viewed from a long-term and a short-term perspective as well as from an asset and liability perspective. We monitor liquidity through a regular review of loan and deposit maturities and loan and deposit forecasts to minimize funding risk.

The primary source of liquidity includes deposits and an existing line of $33.5 million with the FHLB of Atlanta along with lines with correspondent banks totaling $28.2 million. The Bank also has the ability to convert assets (i.e., marketable securities) into cash or access new or existing sources of incremental funds if the need should arise.

The primary source of cash during 2004 was net deposit inflows of $42.6 million. Cash was used primarily to originate loans, purchase securities and repay other borrowings. At December 31, 2004, the Bank had outstanding commitments to borrowers for available lines of credit and letters of credit totaling $24.5 million and $1.0 million, respectively.

Regulatory Capital Requirements

The Bank is required to meet certain minimum regulatory capital requirements. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and percentages of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2004, the Bank and Company met all capital adequacy requirements to which they were subject. The regulatory capital minimums and the Company’s and Bank's actual data for the indicated periods are set forth in the table below (dollars in thousands).

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2004
Total Capital to risk weighted assets
Consolidated	$23,787	12.15%	$15,662	8.00%	N/A	N/A
Bank	19,781	10.11	15,651	8.00	$19,564	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	21,944	11.21	7,831	4.00	N/A	N/A
Bank	17,938	9.17	7,826	4.00	11,738	6.00
Tier 1 (Core) Capital to average assets
Consolidated	21,944	10.09	8,699	4.00	N/A	N/A
Bank	17,938	8.24	8,704	4.00	10,880	5.00

2003
Total Capital to risk weighted assets
Consolidated	$15,135	9.96%	$12,157	8.00%	N/A	N/A
Bank	14,405	9.50	12,133	8.00	$15,166	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	13,456	8.85	6,078	4.00	N/A	N/A
Bank	12,726	8.39	6,066	4.00	9,100	6.00
Tier 1 (Core) Capital to average assets
Consolidated	13,456	7.85	6,854	4.00	N/A	N/A
Bank	12,726	7.45	6,835	4.00	8,544	5.00

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest rate risk inherent in lending and deposit taking activities. To that end, we actively monitor and manage interest rate risk exposure. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated and the resulting net positions are identified. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 14 of the Notes to Consolidated Financial Statements.

The Bank’s primary objective in managing interest rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. Reliance is primarily made on our asset-liability structure to control interest rate risk. However, a sudden and substantial change in interest rates may adversely impact earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Bank does not engage in trading activities.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit, and may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as for on-balance sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The following is a summary of the Company's contractual obligations, including certain on-balance sheet obligations, at December 31, 2004 (in thousands):

	Payments Due by Period

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Subordinated debt	$4,000	$—	$—	$—	$4,000
Operating leases	3,328	251	609	694	1,774
Standby letters of credit	1,045	1,045	—	—	—
Unused line of credit loans	24,512	24,512	—	—	—

Total	$32,885	$25,808	$609	$694	$5,774

Asset - Liability Structure

As part of its asset and liability management, the Bank has emphasized establishing and implementing internal asset-liability decision processes as well as communications and control procedures to aid in enhancing its earnings. It is believed that these processes and procedures provide the Bank with better capital planning, asset mix and volume controls, loan pricing guidelines, and deposit interest rate guidelines, which should result in tighter controls and less exposure to interest rate risk.

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

In order to minimize the potential for adverse effects of material and prolonged changes in interest rates on the results of operations, the Bank continues to monitor asset and liability management policies to appropriately match the maturities and repricing terms of interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (1) emphasizing the origination of variable-rate loans; (2) maintaining a stable core deposit base; and (3) maintaining a sound level of liquid assets (cash and securities).

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2004 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

		Over 3			Over
		Months	Over 6	Over 1	5 Years	Over
	3 Months	to 6	Months	Year to	to 10	10
	or Less	Months	to 1 Year	5 Years	Years	Years	Total
Loans (1):
Variable rate	$114,316	$771	$—	$92	$—	$—	$115,179
Fixed rate	1,450	43	1,919	41,659	17,830	11,993	74,894
Total loans	115,766	814	1,919	41,751	17,830	11,993	190,073
Securities	95	299	290	4,656	5,409	12,426	23,175
Federal funds sold	2,020	—	—	—	—	—	2,020
Federal Home Loan Bank stock	353	—	—	—	—	—	353
Total rate sensitive assets	$118,234	$1,113	$2,209	$46,407	$23,239	$24,419	$215,621

Deposit accounts:
NOW deposits	10,725	—	—	—	—	—	10,725
Money market accounts	68,926	—	—	—	—	—	68,926
Savings deposits	14,673	—	—	—	—	—	14,673
Time deposits	20,526	15,681	17,678	25,132	68	—	79,085
Total deposit accounts	114,850	15,681	17,678	25,132	68	—	173,409
Subordinated debt	4,000	—	—	—	—	—	4,000
Total rate sensitive Liabilities	$118,850	$15,681	$17,678	$25,132	$68	$—	$177,409

Gap repricing difference	$(616)	$(14,568)	$(15,469)	$21,275	$23,171	$24,419	$38,212

Cumulative gap	$(616)	$(15,184)	$(30,653)	$(9,378)	$(7,482)	$15,041

Cumulative gap to total assets	(0.29)%	(7.04)%	(14.22)%	(4.35)%	(3.47)%	6.98%

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

	2004			2003			2002
		Interest	Average		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans (1)	$167,100	$9,886	5.92%	$131,500	$7,816	5.94%	$89,043	$6,016	6.76%
Securities	18,722	880	4.70	15,956	897	5.62	10,153	649	6.39
Other interest-earning assets (2)	7,908	92	1.16	1,510	16	1.06	1,918	34	1.77

Total interest-earning assets	$193,730	$10,858	5.60	$148,966	$8,729	5.86	$101,114	$6,699	6.63

Noninterest-earning assets	8,909			8,733			8,611

Total assets	$202,639			$157,699			$109,725

Interest-bearing liabilities:
Savings deposits	13,817	173	1.25	16,384	214	1.31	19,363	500	2.58
NOW deposits	7,980	11	0.14	4,024	7	0.17	2,545	12	0.47
Money market deposits	41,888	991	2.37	5,744	78	1.36	3,357	66	1.97
Time deposits	98,391	2,650	2.69	97,235	2,779	2.86	58,729	2,172	3.70
Other borrowings	2,405	103	4.28	1,948	33	1.69	678	13	1.92

Total interest-bearing liabilities	164,481	3,928	2.39	125,335	3,111	2.48	84,672	2,763	3.26

Noninterest-bearing liabilities	23,049			19,490			14,248
Shareholders' equity	15,109			12,874			10,805

Total liabilities and shareholders' equity	$202,639			$157,699			$109,725

Net interest/dividend income		$6,930			$5,618			$3,936

Interest rate spread (3)			3.21%			3.38%			3.37%

Net interest margin (4)			3.58%			3.77%			3.89%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.18			1.19			1.19

(1)	Average loan balances include nonaccrual loans.
(2)	Includes federal funds sold.
(3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by average interest-earning assets.

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

Years Ended December 31, 2004 vs. 2003:

	Increase (Decrease) Due to [1]
	Rate	Volume	Total
Interest-earning assets:
Loans	$(36)	$2,106	$2,070
Securities	(159)	142	(17)
Other interest-earning assets	2	74	76

Total	(193)	2,322	2,129

Interest-bearing liabilities:
Savings, money-market and NOW deposits	85	791	876
Time deposits	(162)	33	(129)
Other borrowings	61	9	70

Total	(16)	833	817

Net change in net interest income	$(177)	$1,489	$1,312

Years Ended December 31, 2003 vs. 2002:

	Increase (Decrease) Due to 1
	Rate	Volume	Total
Interest-earning assets:
Loans	$(793)	$2,593	$1,800
Securities	(86)	334	248
Other interest-earning assets	(18)	(6)	(12)

Total	(891)	2,921	2,030

Interest-bearing liabilities:
Savings, money-market and NOW deposits	(256)	(23)	(279)
Time deposits	(577)	1,184	607
Other borrowings	(2)	22	20

Total	(835)	1,183	348

Net change in net interest income	$(56)	$1,738	$1,682

[1]	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Year Ended December 31, 2004 compared to year ended December 31, 2003

General. Net earnings for the year ended December 31, 2004 was $1.34 million, or $.86 per basic share, and $.79 per diluted share compared to a net earnings of $1.0 million, or $.68 perbasic and $.67 per diluted share in 2003.

Interest Income and Expense. Interest income totaled $10.9 million for the year ended December 31, 2004, compared to $8.7 million in 2003. Interest earned on loans was $9.9 million in 2004, compared to $7.8 million in 2003. This increase resulted primarily from an increase in the average loan portfolio balance from $131.5 million for the year ended December 31, 2003 to $167.1 million for the year ended December 31, 2004, and was partially offset by a slight decrease in the weighted average yield from 5.94% for 2003 to 5.92% for 2004.

Interest on securities was $880,000 for the year ended December 31, 2004, compared to $897,000 for the year ended December 31, 2003. This decrease resulted primarily from a plan executed by management to mitigate extension risk within the securities portfolio by shortening the duration. This, along with called securities, resulted in an overall decline in the portfolio yield of 92 basis points.

Interest expense on deposit accounts amounted to $3.8 million for the year ended December 31, 2004, compared to $3.1 million in 2003. The increase resulted from an increase in the average balance of interest-bearing deposits from $125.3 million in 2003 to $164.5 million in 2004, offset slightly by a decrease in the weighted average cost of interest-bearing deposits from 2.49% in 2003 to 2.36% in 2004. Interest on other borrowings amounted to $103,000 for the year ended December 31, 2004, with a weighted average cost of 4.28%. In June of 2004, the Company issued $4.0 million of trust preferred securities priced at 3-month LIBOR plus 263 basis points.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the year ended December 31, 2004 was $282,000 compared to $1.6 million in 2003. The decrease for 2004 was due to specific allowances and charge-offs during 2003 partially offset by growth in the loan portfolio. Management believes that the allowance for loan losses of $1.8 million at December 31, 2004 is adequate.

Noninterest Income. Noninterest income decreased to $767,000 for the year ended December 31, 2004, compared to $1.6 million for the year ended December 31, 2003. The year-to-year change included two one-time events. First was an $850,000 litigation settlement received in 2003. The litigation settlement resulted from a lessor’s noncompliance with certain provisions of a lease agreement. Second was a $68,000 loss on the disposal of premises and equipment. The loss was due to the relocation of the corporate headquarters during the fourth quarter. Partially offsetting the decrease in noninterest income from 2003 to 2004 were increases in fees and service charges on deposit accounts. The increases arose primarily from growth in the number of new deposit accounts, including accounts generated from the successful WOW account campaign conducted during the second quarter of 2004.

Other Expense. Other expense totaled $5.3 million for the year ended December 31, 2004, compared to $4.0 million in 2003. The increase resulted primarily from an increase in salaries and employee benefits expense of $572,000, an increase in professional fees of $211,000, an increase in advertising of $204,000, an increase in occupancy expense of $175,000 and an increase in other expense of $110,000. The increase in salaries resulted mainly from a number of staff increases, such as a risk manager, a human resource director and a financial controller, all considered important in supporting the continuing growth of the Company. There were also a number of additions to staff in our customer contact areas. The increase in advertising expense was primarily associated with the successful WOW account campaign which was designed to significantly change the mix of deposits from fewer certificates of deposits to more money market accounts. The increase in professional fees was primarily associated with the ongoing strengthening of our infrastructure and providing for the more stringent reporting requirements set forth by the Sarbanes Oxley Act of 2002.

Income Taxes. Income taxes for the year ended December 31, 2004, was $806,000 (an effective rate of 37.6%) compared to $613,000 in 2003 (an effective rate of 37.9%).

Year Ended December 31, 2003 compared to year ended December 31, 2002

General. Net earnings for the year ended December 31, 2003, was $1.4 million, or $.68 per basic share, and $.67 per diluted share compared to a net earnings of $584,000, or $.44 per basic and diluted share in 2002.

Interest Income and Expense. Interest income totaled $8,729,000 for the year ended December 31, 2003, compared to $6.7 million in 2002. Interest earned on loans was $7.8 million in 2003, compared to $6.0 million in 2002. This increase resulted primarily from an increase in the average loan portfolio balance from $89.0 million for the year ended December 31, 2002 to $131.5 million for the year ended December 31, 2003, and was partially offset by a decrease in the weighted average yield from 6.76% for 2002 to 5.94% for 2003.

Interest on securities was $897,000 for the year ended December 31, 2003, compared to $649,000 for the year ended December 31, 2002. This increase resulted primarily from an increase in the average investment securities portfolio from $10.2 million for 2002 to $16.0 million for 2003. Interest on federal funds sold totaled $16,000 in 2003, compared to $34,000 in 2002.

Interest expense on deposit accounts amounted to $3.1 million for the year ended December 31, 2003, compared to $2.8 million in 2002. The increase resulted from an increase in the average balance of interest-bearing deposits from $84.0 million in 2002 to $123.4 million in 2003, offset by a decrease in the weighted average cost of interest-bearing deposits from 3.27% in 2002 to 2.49% in 2003. Interest on other borrowings amounted to $33,000 for the year ended December 31, 2003, with a weighted average cost of 1.69%.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, industry standards, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the year ended December 31, 2003, was $1.6 million compared to $443,000 in 2002. The increase for 2003 was due to growth in the loan portfolio and from charge-offs and specific allowances with respect to two commercial loans that were impaired as of December 31, 2003. Management believes that the allowance for loan losses of $1.7 million at December 31, 2003, is adequate.

Noninterest Income. Noninterest income increased to $1.6 million for the year ended December 31, 2003, compared to $580,000 for the year ended December 31, 2002. The increase primarily resulted from an $850,000 litigation settlement received in 2003. The litigation settlement resulted from a lessor’s noncompliance with certain provisions of a lease agreement. In addition, this increase resulted from an increase in fees and service charges on deposit accounts due to the significant increase in the number of accounts.

Other Expense. Other expense totaled $4.0 million for the year ended December 31, 2003, compared to $3,134,000 in 2002. The increase resulted primarily from an increase in salaries and employee benefits expense of $400,000, an increase in professional fees of $105,000, an increase in occupancy expense of $81,000 and an increase in other expense of $160,000.

Income Taxes (Benefit). Income taxes for the year ended December 31, 2003 was $613,000 (an effective rate of 38%) compared to $355,000 in 2002 (an effective rate of 38%).

ITEM 7. FINANCIAL STATEMENTS

JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Jacksonville Bancorp, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheet of Jacksonville Bancorp, Inc. as of December 31, 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated financial statements of Jacksonville Bancorp, Inc. as of December 31, 2003, and for the year then ended, were audited by other auditors whose report dated February 13, 2004, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Fort Lauderdale, Florida
February 18, 2005

JACKSONVILLE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
At December 31, 2004 and 2003
(Dollar amounts in thousands except per share data)

	2004	2003
ASSETS
Cash and due from banks	$4,715	$3,661
Federal funds sold	2,020	233

Cash and cash equivalents	6,735	3,894

Securities available for sale	23,125	16,780
Securities held to maturity	50	50
Loans, net of allowance for loan losses of $1,843 in 2004 and $1,679 in 2003	188,137	150,976
Federal Home Loan Bank stock	353	266
Foreclosed assets, net	—	395
Premises and equipment, net	3,985	2,940
Accrued interest receivable	973	875
Deferred income taxes	110	474
Other assets	276	217

	$223,744	$176,867

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$27,779	$23,394
Money market, NOW and savings deposits	94,324	26,625
Time deposits	79,085	108,520
Total deposits	201,188	158,539
Federal funds purchased	—	4,296
Subordinated debentures	4,000	—
Other liabilities	752	625
Total liabilities	205,940	163,460

Shareholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 8,000,000 shares authorized; 1,708,366 and 1,467,166 shares issued and outstanding in 2004 and 2003	17	15
Additional paid-in capital	17,381	14,230
Retained earnings (accumulated deficit)	546	(789)
Accumulated other comprehensive income (loss)	(140)	(49)
Total shareholders’ equity	17,804	13,407

	$223,744	$176,867

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2004 and 2003
(Dollar amounts in thousands except per share data)

	2004	2003
Interest and dividend income
Loans, including fees	$9,886	$7,816
Taxable securities	876	897
Tax exempt securities	4	—
Federal funds sold and other	92	16
	10,858	8,729
Interest expense
Deposits	3,825	3,078
Federal funds purchased and repurchase agreements	4	33
Subordinated debentures	99	—
	3,928	3,111
Net interest income	6,930	5,618

Provision for loan losses	282	1,580

Net interest income after provision for loan losses	6,648	4,038

Noninterest income
Service charges on deposit accounts	654	557
Litigation settlement	—	850
Net gain on sales of securities	5	—
Net gain (loss) on sales of foreclosed assets	20	(2)
Net loss on disposal of premises and equipment	(68)	—
Other	156	145
	767	1,550
Noninterest expense
Salaries and employee benefits	2,543	1,971
Occupancy and equipment	814	639
Data processing	400	391
Advertising and business development	399	195
Professional fees	469	258
Telephone	64	67
Courier, freight and postage	98	73
Other	487	377
	5,274	3,971

Income before income taxes	2,141	1,617

Income tax expense	806	613

Net income	$1,335	$1,004

Earnings per share:
Basic	$.86	$.68
Diluted	$.79	$.67

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2004 and 2003
(Dollar amounts in thousands except per share data)

				Retained	Accumulated
			Additional	Earnings	Other
	Common Stock		Paid-In	(Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit)	Income (Loss)	Total
Balance at January 1, 2003	1,467,066	$15	$14,229	$(1,793)	$116	$12,567

Comprehensive income:
Net income				1,004		1,004
Change in unrealized gain (loss) on securities available for sale, net of tax effect					(165)	(165)
Total comprehensive income						839

Exercise of common stock warrants	100		1			1

Balance at December 31, 2003	1,467,166	$15	$14,230	$(789)	$(49)	$13,407

Comprehensive income:
Net income				1,335		1,335
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects					(91)	(91)
Total comprehensive income						1,244

Exercise of stock options, including tax benefit of $65	16,300		230			230

Exercise of common stock warrants	224,900	2	2,921			2,923

Balance at December 31, 2004	1,708,366	$17	$17,381	$546	$(140)	$17,804

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2004 and 2003
(Dollar amounts in thousands except per share data)

	2004	2003
Cash flows from operating activities
Net income	$1,335	$1,004
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	282	1,580
Depreciation and amortization	309	278
Loss on disposal of premises and equipment	68	—
Deferred income taxes	419	613
Net amortization of deferred loan (fees) costs	(97)	(25)
Net amortization (accretion) of securities	13	(14)
Net realized (gain) on sales of securities	(5)	—
Net realized (gain) loss on sale of foreclosed asset	(20)	2
Net change in:
Other assets	(158)	(250)
Accrued expenses and other liabilities	191	236
Net cash from operating activities	2,337	3,424

Cash flows from investing activities
Available-for-sale securities:
Sales	3,800	—
Maturities, prepayments and calls	7,928	8,155
Purchases	(18,227)	(12,704)
Loan originations and payments, net	(37,345)	(44,266)
Additions to premises and equipment	(1,421)	(96)
Purchase of Federal Home Loan Bank stock, net of redemptions	(87)	(134)
Proceeds from sale of foreclosed assets, net	415	273
Net cash from investing activities	(44,937)	(48,772)

Cash flows from financing activities
Net change in deposits	42,649	48,411
Net change in federal funds purchased	(4,296)	1,296
Proceeds from issuance of subordinated debt	4,000	—
Net change in other borrowings	—	(4,747)
Proceeds from exercise of common stock warrants	2,923	1
Proceeds from exercise of stock options	165	—
Net cash from financing activities	45,441	44,961

Net change in cash and cash equivalents	2,841	(387)

Beginning cash and cash equivalents	3,894	4,281

Ending cash and cash equivalents	$6,735	$3,894

Supplemental cash flow information:
Interest paid	$3,939	$3,097
Income taxes paid	65	—

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$—	$668

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: The consolidated financial statements include Jacksonville Bancorp, Inc. and its wholly owned subsidiary, The Jacksonville Bank (the “Bank”), together referred to as “the Company”. Also included is the Bank’s wholly owned subsidiary, Fountain Financial, Inc. Intercompany transactions and balances are eliminated in consolidation.

The Company provides financial services through its three offices in Jacksonville, Duval County, Florida. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents includes cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Unsecured consumer loans are typically charged off when the loan becomes 90 days past due. Consumer loans secured by collateral other than real estate are charged off after a review of all factors affecting the ability to collect on the loan, including the borrower’s character, overall financial condition, resources and payment record, the prospects for support from any financially responsible guarantors, and the realizable value of any collateral. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years.

Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	2004	2003

Net income as reported	$1,335	$1,004
Deduct: Stock-based compensation expense determined under fair value based method	117	76
Pro forma net income	1,218	928

Basic earnings per share as reported	.86	.68
Pro forma basic earnings per share	.78	.63

Diluted earnings per share as reported	.79	.67
Pro forma diluted earnings per share	.72	.62

The fair value of option granted and pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2004	2003

Risk-free interest rate	4.32%	4.28%
Expected option life	8.59 years	10 years
Expected stock price volatility	20.99%	14.00%
Dividend yield	0.00%	0.00%

Weighted average fair value of options granted during year	$9.05	$4.70

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

FAS 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified in any period beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the vesting schedule of current options and on the level of future option grants, as well as the calculation of the fair value of the options granted at such future date, and the vesting period provided. Although the effect cannot currently be predicted, existing options that will vest after adoption date are expected to result in additional compensation expense of:

2006	$113
2007	110
2008	87
2009	22

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SOP 03-3 requires acquired loans, including debt securities and loans acquired in a business combination, to be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for these loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. The provisions of this SOP are effective for loans acquired in fiscal years beginning after December 15, 2004 and their adoption is not expected to have a material impact on the financial condition, the results of operations, or liquidity of the Company.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $772 and $577 was required to meet regulatory reserve and clearing requirements at year end 2004 and 2003. These balances do not earn interest.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
2004
U.S. Treasury and federal agency	$8,116	$20	$(199)
Mortgage-backed	14,325	41	(85)
State and municipal	684	—	(2)

Total	$23,125	$61	$(286)

2003
U.S. Treasury and federal agency	$14,006	$127	$(210)
Mortgage-backed	2,774	23	(18)

Total	$16,780	$150	$(228)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value
2004
Other	$50	$—	$—	$50

2003
Other	$50	$—	$—	$50

Sales of available for sale securities were as follows:	2004	2003

Proceeds	$3,800	$—
Gross gains	43	—
Gross losses	(38)	—

The tax provision related to these net realized gains and losses was $2 and $0.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 2 - SECURITIES (Continued)

The fair value of debt securities and carrying amount, if different, at year end 2004 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

			Available
	Held-to-maturity		for sale
	Carrying	Fair	Fair
	Amount	Value	Value

Due in one year or less	$—	$—	$684
Due from one to five years	50	50	2,485
Due from five to ten years	—	—	3,244
Due after ten years	—	—	2,387
Mortgage-backed	—	—	14,325

Total	$50	$50	$23,125

Securities pledged at year end 2004 and 2003 had a carrying amount of $2,249 and $0 and were pledged to secure repurchase agreements. At year end 2004 and 2003, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at year-end 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2004	Value	Loss	Value	Loss	Value	Loss

US treasury and federal agency	$4,270	$29	$3,325	$170	$7,595	$199
Mortgage-backed	7,826	72	360	13	8,186	85
State and municipal	684	2	—	—	684	2

Total temporarily impaired	$12,780	$103	$3,685	$183	$16,465	$286

2003

US treasury and federal agency	$9,384	$210	$—	$—	$9,384	$210
Mortgage-backed	690	18	—	—	690	18

Total temporarily impaired	$10,074	$228	$—	$—	$10,074	$228

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 2 - SECURITIES (Continued)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

Securities with unrealized losses had depreciated from the Company’s amortized cost basis 1.71% in 2004 and 2.21% in 2003. The unrealized loss has been diminishing within the second half of 2004. As management has the ability to hold these securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other than temporary.

NOTE 3 - LOANS

Loans at year-end were as follows:

	2004	2003

Commercial	$15,855	$16,443
Real estate:
Residential	46,663	36,594
Commercial	113,761	84,683
Construction	5,621	7,041
Farmland	2,160	2,175
Consumer	6,013	5,729
Subtotal	190,073	152,665
Less: Net deferred loan fees	(93)	(10)
Allowance for loan losses	(1,843)	(1,679)

Loans, net	$188,137	$150,976

 JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses was as follows.

	2004	2003

Beginning balance	$1,679	$1,100
Provision for loan losses	282	1,580
Loans charged-off	(130)	(1,001)
Recoveries	12	—

Ending balance	$1,843	$1,679

Impaired loans were as follows.

	2004	2003

Year-end loans with no allocated allowance for loan losses	$209	$—
Year-end loans with allocated allowance for loan losses	342	583

Total	$551	$583

Amount of the allowance for loan losses allocated	$245	$88

	2004	2003

Average of impaired loans during the year	$758	$1,318
Interest income recognized during impairment	25	—
Cash-basis interest income recognized	25	—

Nonperforming loans were as follows:

	2004	2003

Loans past due over 90 days still on accrual	$—	$75
Nonaccrual loans	654	726

Nonperforming loans includes both smaller balance homogeneous loans totaling $453 in 2004 and $226 in 2003 that are collectively evaluated for impairment and individually classified impaired loans totaling $201 in 2004 and $575 in 2003.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows.

	2004	2003

Land	$1,075	$1,075
Buildings	1,358	1,358
Furniture, fixtures and equipment	1,983	1,474
Leasehold improvements	940	152
	5,356	4,059
Less: Accumulated depreciation	(1,371)	(1,119)

	$3,985	$2,940

The Company leases certain office facilities under an operating lease. The lease contains annual escalation clauses and five five-year renewal options. Rent expense was $257 and $187 for 2004 and 2003. Rent commitments under noncancelable operating leases were as follows, before considering renewal options that generally are present.

2005	$251
2006	295
2007	314
2008	343
2009	351
Thereafter	1,774

Total	$3,328

NOTE 5 - DEPOSITS

Time deposits of $100,000 or more were $20,904 and $37,534 at year end 2004 and 2003.

Scheduled maturities of time deposits for the next five years were as follows.

2005	$53,885
2006	12,589
2007	9,105
2008	1,512
2009	1,926
Thereafter	68

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES

In 2004, the Company had established a credit line with the Federal Home Loan Bank. This credit line is collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans at year-end 2004. Based on this collateral and the Company holdings of FHLB stock, the Company is eligible to borrow up to $33,540 at year end 2004. The Company made no advances against this credit line in 2004.

NOTE 7 - SUBORDINATED DEBENTURES

On June 17, 2004, the Company participated in a pooled offering of trust preferred securities. The Company formed Jacksonville Statutory Trust I (the "Trust") a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust used the proceeds from the issuance of $4,000,000 in trust preferred securities to acquire junior subordinated debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three month LIBOR plus 263 basis points). The initial rate in effect at the time of issuance was 4.06% and is subject to change quarterly. The rate in effect at December 31, 2004 was 5.13%. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 12).

Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust.

There are no required principal payments on subordinated debentures over the next five years.

NOTE 8 - BENEFIT PLANS

Profit Sharing Plan: The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. The plan allows contributions by employees up to 15% of their compensation, which are matched equal to 100% of the first 6% of the compensation contributed. Expense for 2004 and 2003 was $105 and $90.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 8 - BENEFIT PLANS (Continued)

Director Stock Purchase Plan: Following approval by the shareholders at the 2003 Annual Meeting, the Company established the Directors’ Stock Purchase Plan for non-employee directors. Under this Plan, directors may elect to receive shares of the Company’s common stock as an alternative to the equivalent amounts of cash for directors’ fees. A total of 100,000 shares of the Company’s common stock were made available for issuance, all of which remained available for issuance at December 31, 2004 and 2003. All transactions executed under this plan were open market purchases. The Company’s expense in connection with this plan was $176 and $116 in 2004 and 2003, which is included in other expense in the accompanying consolidated statements of income.

NOTE 9 - INCOME TAXES

Income tax expense (benefit) was as follows.

	2004	2003
Current federal	$330	$—
Current state	57	—
Deferred federal	358	523
Deferred state	61	90

Total	$806	$613

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following.

	2004	2003
Federal statutory rate times financial statement income	$728	$550
Effect of:
Tax-exempt income	(1)	—
State taxes, net of federal benefit	78	59
Other, net	2	4

Total	$806	$613

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 9 - INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2004	2003
Deferred tax assets:
Allowance for loan losses	$497	$391
Organizational and preopening costs	—	25
Net operating loss carryforwards	—	254
Charitable contribution carryforward	—	3
Net unrealized loss on securities available for sale	85	29
	582	702
Deferred tax liabilities:
Depreciation	405	168
Deferred loan costs	66	55
FHLB dividends	1	1
Other	—	4
	472	228

Net deferred tax asset	$110	$474

NOTE 10 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2004 were as follows.

Beginning balance	$5,789
New loans	2,580
Repayments	(2,624)

Ending balance	$5,745

Deposits from principal officers, directors, and their affiliates at year end 2004 and 2003 were $5,129 and $3,226.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 11 - STOCK OPTIONS AND WARRANTS

Stock Options: Options to buy stock are granted to directors, officers and employees under the Company’s Stock Option Plan. Options available to be issued are equal to 15% of the total options outstanding. As of December 31, 2004 and 2003, the Plan provided for the issuance of up to 256,254 and 220,074 options, respectively. Exercise price is the market price at date of grant, so there is no compensation expense recognized in the income statement. The maximum option term is ten years, and options vest over three to five years.

A summary of the activity in the plan is as follows.

	2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	172,357	$10.48	139,857	$10.00
Granted	46,500	23.25	32,500	12.55
Exercised	(16,300)	10.09	—	—
Forfeited or expired	(4,900)	11.25	—	—
Outstanding at end of year	197,657	$13.50	172,357	$10.48
Options exercisable at year end	124,357	$10.12	126,757	$10.00

Options outstanding at year end 2004 were as follows:

	Outstanding			Exerciseable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
	Number	Life	Price	Number	Price

$10.00	121,657	5.94	$10.00	118,457	$10.00
$12.55	29,500	8.18	$12.55	5,900	$12.55
$23.25	46,500	9.26	$23.25	—	$23.25

Outstanding at year end	197,657			124,357

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 11 - STOCK OPTIONS AND WARRANTS (Continued)

Stock Warrants: During 2002, the Company had completed an offering of 225,000 investment units, initially to existing shareholders through a rights offering, and then to the general public in a community offering. Each unit offered for $21.00 consisted of two shares of common stock and one warrant to purchase one share of common stock for $13.00 through September 30, 2004. All stock warrants issued have been exercised. During 2004, there were 224,900 warrants exercised, resulting in additional capital of $2,923,700.

NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2004 and 2003, the most recent regulatory notifications categorized the Bank and Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Actual and required capital amounts (in millions) and ratios are presented below at year end.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2004
Total Capital to risk weighted assets
Consolidated	$23,787	12.15%	$15,662	8.00%	N/A	N/A
Bank	19,781	10.11	15,651	8.00	$19,564	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	21,944	11.21	7,831	4.00	N/A	N/A
Bank	17,938	9.17	7,826	4.00	11,738	6.00
Tier 1 (Core) Capital to average assets
Consolidated	21,944	10.09	8,699	4.00	N/A	N/A
Bank	17,938	8.24	8,704	4.00	10,880	5.00

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2003
Total Capital to risk weighted assets
Consolidated	$15,135	9.96%	$12,157	8.00%	N/A	N/A
Bank	14,405	9.50	12,133	8.00	$15,166	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	13,456	8.85	6,078	4.00	N/A	N/A
Bank	12,726	8.39	6,066	4.00	9,100	6.00
Tier 1 (Core) Capital to average assets
Consolidated	13,456	7.85	6,854	4.00	N/A	N/A
Bank	12,726	7.45	6,835	4.00	8,544	5.00

Banking regulations require maintaining certain capital levels and restrict the payment of dividends by the Bank to the Company or by the Company to shareholders. Specifically, a Florida state-chartered commercial bank may not pay cash dividends that would cause its capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows: 1) 20% of the net profits in the preceding two-year period may not be paid in dividends, but must be retained to increase capital surplus until such surplus equals the amount of capital stock issued and outstanding; and 2) no bank may pay a dividend at any time that the total of net income for the current year when combined with retained net income from the preceding two years produces a loss. The future ability of the Bank to pay dividends to the Company also depends in part on the FDIC capital requirements in effect and the Company's ability to comply with such requirements.

NOTE 13 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

There are no unused lines of credit or letters of credit offered at a fixed rate. The contractual amount of financial instruments with off-balance-sheet risk was as follows at year end.

	2004	2003
Loan commitments and unused lines of credit	$24,512	$19,629
Standby letters of credit	1,045	352

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year end:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$6,735	$6,735	$3,894	$3,894
Securities available for sale	23,125	23,125	16,780	16,780
Securities held to maturity	50	50	50	50
Loans, net	188,137	187,575	150,976	151,896
Federal Home Loan Bank stock	353	353	266	266
Accrued interest receivable	973	973	875	875

Financial liabilities
Deposits	201,188	202,656	158,539	163,744
Federal funds purchased	—	—	4,296	4,296
Subordinated debentures	4,000	4,000	—	—
Accrued interest payable	119	119	130	130

The methods and assumptions used to estimate fair value are described as follows.

Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, subordinated debentures and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is considered nominal.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Jacksonville Bancorp, Inc. follows:

CONDENSED BALANCE SHEETS,
December 31

	2004	2003
ASSETS
Cash and cash equivalents	$3,441	$507
Investment in banking subsidiaries	17,798	12,677
Other assets	665	313

Total assets	$21,904	$13,487

LIABILITIES AND EQUITY
Subordinated debt	$4,000	$—
Accrued expenses and other liabilities	100	80
Shareholders’ equity	17,804	13,407

Total liabilities and shareholders’ equity	$21,904	$13,487

CONDENSED STATEMENTS OF INCOME
Years ended December 31

	2004	2003

Other income	$2	$—
Interest expense	(99)	—
Other expense	(508)	(416)

Income (loss) before income tax and undistributed subsidiary income	(605)	(416)
Income tax expense (benefit)	(227)	(157)
Equity in undistributed subsidiary income	1,713	1,263

Net income	$1,335	$1,004

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION   (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31

	2004	2003
Cash flows from operating activities
Net income	$1,335	$1,004
Adjustments:
Equity in undistributed subsidiary income	(1,713)	(1,263)
Amortization	1	3
Change in other assets	(297)	261
Change in other liabilities	20	68
Net cash from operating activities	(654)	73

Cash flows from investing activities
Investments in subsidiaries	(3,500)	—
Net cash from investing activities	(3,500)	—

Cash flows from financing activities
Proceeds from issuance of subordinated debt	4,000	—
Proceeds from exercise of common stock warrants	2,923	1
Proceeds from exercise of stock options	165	—
Net cash from financing activities	7,088	1

Net change in cash and cash equivalents	2,934	74

Beginning cash and cash equivalents	507	433

Ending cash and cash equivalents	$3,441	$507

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 16 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2004	2003
Basic
Net income	$1,335	$1,004

Weighted average common shares outstanding	1,555,266	1,467,070

Basic earnings per common share	$.86	$.68

Diluted
Net income	$1,335	$1,004

Weighted average common shares outstanding for basic earnings per common share	1,555,266	1,467,070
Add: Dilutive effects of assumed exercises of stock options	142,468	30,815

Average shares and dilutive potential common shares	1,697,734	1,497,885

Diluted earnings per common share	$.79	$.67

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2004	2003

Unrealized holding gains (losses) on available-for-sale securities	$(142)	$(264)
Reclassification adjustment for (gains) losses realized in income	(5)	—
Net unrealized gains (losses)	(147)	(264)
Tax effect	56	99

Other comprehensive income (loss)	$(91)	$(165)

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 30, 2004, Hacker, Johnson & Smith PA (“Hacker, Johnson”) was advised that the firm's services as auditors of the Company were terminated. The Company further engaged Crowe Chizek and Company LLC ("Crowe Chizek") to serve as its principal independent accountant in auditing the Company's financial statements and performing review of interim filings, subject only to the finalization of Crowe Chizek's routine due diligence procedures. The decision to replace auditors was approved by the Company's Board of Directors, pursuant to the recommendation of the Audit Committee.

In connection with the audits of the Company's consolidated financial statements for the years ended December 31, 2003 and 2002, and through the date of this Form 10-KSB, there were no disagreements with Hacker, Johnson on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Hacker, Johnson, would have caused Hacker, Johnson to make reference to the matter in their report.

In addition, the Company did not engage Crowe Chizek during either of the years ended December 31, 2003 or 2002, or any subsequent interim period prior to engaging Crowe Chizek, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

ITEM 8A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS

The information regarding our directors and executive officers required by this Item is contained under the captions “Proposal 1: Election of Directors” and “Executive Officers of the Registrant” in our Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to April 30, 2005 (our “Proxy Statement”), and is incorporated herein by reference.

The information required by Item 405 of Regulation S-B is contained under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

We have adopted a code of ethics which is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The full text of our code of ethics is available on our website (www.jaxbank.com).

ITEM 10. EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation” in our Proxy Statement is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the captions “Certain Relationships and Related Transactions” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS

Exhibit No.	Description of Exhibit
3.1
Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

3.2	Bylaws of Registrant (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-QSB for period ending June 30, 2002 filed on August 14, 2002, File No. 000-30248)

4.1
Specimen Common Stock Certificate of Registrant (incorporated by reference to Exhibit 4.0 of the Company’s Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

10.1	Stock Option Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on November 9, 1999, File No. 333-90609).
10.2
Amendment to Stock Option Plan (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB for the period ending June 30, 2002 filed on August 14, 2002, File No. 000-30248).

10.3	Amendment No. 1 to Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on August 28, 2003, Registration No. 333-108331).
10.4	Jacksonville Bancorp, Inc., Directors Stock Purchase Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement filed on April 10, 2003, File No. 000-30248)
10.5
Servicing Agreement with M & I Data Services (now known as Metavante Corporation) (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

10.6
Employment Agreement with Gilbert J. Pomar, III (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB for the quarter ended June 30, 1999, filed on August 13, 1999, File No. 000-30248).

10.7
Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference from the Exhibits to Form 10-QSB for the quarter ended September 30, 2004, filed November 15, 2004).

14	Code of Ethics
21	Subsidiaries of the Registrant
23.1	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm
23.2	Consent of Hacker, Johnson & Smith PA, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report of Hacker, Johnson & Smith PA dated February 13, 2004

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption “Principal Accountant Fees and Services” in our Proxy Statement is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Dated: March 22, 2005	By: _______________________________________________
Gilbert J. Pomar, III
President and Chief Executive Officer

Dated: March 22, 2005	By: _______________________________________________
Valerie A. Kendall
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date
_____________________________	Director	March 22, 2005
D. Michael Carter, C.P.A.
_____________________________	Director	March 22, 2005
Melvin Gottlieb
_____________________________	Director	March 22, 2005
James M. Healey
_____________________________	Director	March 22, 2005
John C. Kowkabany
_____________________________	Director	March 22, 2005
Rudolph A. Kraft
_____________________________	Director	March 22, 2005
R. C. Mills
_____________________________	Director	March 22, 2005
Gilbert J. Pomar, III
_____________________________	Director	March 22, 2005
John W. Rose
_____________________________	Chairman of the Board	March 22, 2005
Donald E. Roller	of Directors
_____________________________	Director	March 22, 2005
John R. Schultz
_____________________________	Director	March 22, 2005
Price W. Schwenck
_____________________________	Director	March 22, 2005
Charles F. Spencer
_____________________________	Director	March 22, 2005
Bennett A. Tavar
_____________________________	Director	March 22, 2005
Gary L. Winfield, M.D.