Form 10QSB
period 2005-03-31
JACKSONVILLE BANCORP INC /FL/
filed 2005-05-16
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes  ☒    No ☐

As of May 9, 2005, the latest practicable date, 1,708,827 of the issuer’s common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes  ☐    No ☒

JACKSONVILLE BANCORP, INC.
INDEX

			Page

PART I -	FINANCIAL INFORMATION

	Item 1.	Consolidated Financial Statements (Unaudited)

		Consolidated Balance Sheets	3

		Consolidated Statements of Income	4

		Consolidated Statements of Changes in Shareholders’ Equity	5

		Consolidated Statements of Cash Flows	6

		Notes to Consolidated Financial Statements	7-8

	Item 2.	Management’s Discussion and Analysis or
		Plan of Operation	9-16

	Item 3.	Controls and Procedures	16

PART II - OTHER INFORMATION

	Item 1.	Legal Proceedings	17

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

	Item 3.	Defaults Upon Senior Securities	17

	Item 4.	Submission of Matters to a Vote of Security Holders	17

	Item 5.	Other Information	17

	Item 6.	Exhibits	17

SIGNATURES			18

CERTIFICATIONS			19-21

JACKSONVILLE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2005	2004
ASSETS
Cash and due from banks	$3,612	$4,715
Federal funds sold	3,683	2,020

Total cash and cash equivalents	7,295	6,735
Securities available for sale	24,313	23,125
Securities held to maturity	50	50
Loans, net of allowance for loan losses	192,903	188,137
Premises and equipment, net	3,994	3,985
Federal Home Loan Bank stock	492	353
Accrued interest receivable and other assets	1,450	1,359

Total assets	$230,497	$223,744

LIABILITIES
Deposits	$208,181	$201,188
Accrued expenses and other liabilities	372	752
Subordinated debt	4,000	4,000

Total liabilities	212,553	205,940

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 2,000,000 shares authorized,
none outstanding	--	--
Common stock, $.01 par value, 8,000,000 shares authorized,
1,707,666 and 1,708,366 shares issued	17	17
Additional paid-in capital	17,355	17,381
Retained earnings	913	546
Accumulated other comprehensive income (loss)	(341)	(140)

Total shareholders' equity	17,944	17,804

Total liabilities and shareholders' equity	$230,497	$223,744

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Interest and dividend income
Loans, including fees	$3,100	$2,197
Securities	250	222
Other	6	14
Total interest income	3,356	2,433

Interest expense
Deposits	1,187	849
Other	125	2
Total interest expense	1,312	851

Net interest income	2,044	1,582
Provision for loan losses	64	127

Net interest income after provision for loan losses	1,980	1,455

Noninterest income
Service charges on deposit accounts	165	155
Gain on sale of foreclosed assets	--	20
Other income	58	42
Total noninterest income	223	217

Noninterest expense
Salaries and employee benefits	854	530
Occupancy and equipment	185	164
Other	565	372
Total noninterest expense	1,604	1,066

Income before income taxes	599	606
Income tax expense	232	223

Net income	$367	$383

Weighted average:
Common shares	1,708,109	1,469,523
Dilutive stock options and warrants	84,969	116,730
	1,793,078	1,586,253

Basic earnings per common share	$.21	$.26
Diluted earnings per common share	$.20	$.24

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

			Retained	Accumulated
		Additional	Earnings	Other
Common Stock		Paid-In	(Accumulated	Comprehensive
Shares	Amount	Capital	Deficit)	Income (Loss)	Total

Balance at January 1, 2004	1,467,166	$15	$14,230	$(789)	$(49)	$13,407

Comprehensive income:
Net income				383		383
Change in unrealized gain (loss)
on securities available for
sale, net of tax effects					79	79
Total comprehensive income						462

Exercise of common
stock warrants	11,450		148			148

Balance at March 31, 2004	1,478,616	$15	$14,378	$(406)	$30	$14,017

Balance at January 1, 2005	1,708,366	$17	$17,381	$546	$(140)	$17,804

Comprehensive income:
Net income				367		367
Change in unrealized gain
on securities available for
sale, net of tax effects					(201)	(201)
Total comprehensive income						166

Repurchase of common stock	(1,500)		(40)			(40)

Exercise of common
stock options, including
tax benefits	800		14			14

Balance at March 31, 2005	1,707,666	$17	$17,355	$913	$(341)	$17,944

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities
Net income	$367	$383
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	91	73
Net amortization of deferred loan costs	18	(13)
Provision for loan losses	64	127
Deferred income taxes	504	223
Discount accretion, net of amortization	94	1
Gain on sale of foreclosed assets	--	(20)
Net change in accrued interest receivable and other assets	(595)	(2)
Net change in accrued expenses and other liabilities	(386)	(145)
Net cash from operating activities	157	627

Cash flows from investing activities
Purchases of securities available for sale	(3,354)	--
Proceeds from maturities of securities available for sale	1,871	2,897
Net change in loans	(4,848)	(9,844)
Premises and equipment expenditures, net	(100)	(7)
Proceeds from sale of foreclosed assets	--	415
Purchases of Federal Home Loan Bank stock	(139)	(109)
Net cash from investing activities	(6,570)	(6,648)

Cash flows from financing activities
Net change in deposits	7,005	13,305
Net change in federal funds purchased	--	(4,296)
Repurchase of common stock	(40)	--
Proceeds from exercise of stock options	8	--
Proceeds from exercise of common stock warrants	--	148
Net cash from financing activities	6,973	9,157

Net change in cash and cash equivalents	560	3,136
Cash and cash equivalents at beginning of period	6,735	3,894

Cash and cash equivalents at end of period	$7,295	$7,030

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,301	$834
Income taxes	286	--

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amount)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly owned subsidiary, The Jacksonville Bank, and the Bank’s wholly owned subsidiary, Fountain Financial, Inc. The consolidated entity is referred to as the “Company” and the Bank and its subsidiaries are collectively referred to as the “Bank.” The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

The consolidated financial information included herein as of and for the periods ended March 31, 2005 and 2004 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2004 consolidated balance sheet was derived from the Company's December 31, 2004 audited consolidated financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

Total stock options exercised during the three months ended March 31, 2005 were 800. No options were granted or expired/forfeited during the period. As of March 31, 2005, 196,857 options were outstanding.

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

	Three Months Ended March 31,
	2005	2004

Net income as reported	$367	$383
Deduct: Stock-based compensation expense
determined under fair value based method	29	18

Pro forma net income	$338	$365

Basic earnings per share as reported	$.21	$.26
Pro forma basic earnings per share	.20	.25

Diluted earnings per share as reported	$.20	$.24
Pro forma diluted earnings per share	.19	.23

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amount)

NOTE 3 - CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at March 31, 2005 and March 31, 2004:

	Adequately
	Capitalized	March 31, 2005	December 31, 2004
	Requirement	Actual	Actual
Tier 1 Capital (to
Average Assets)
Consolidated	>4%	9.67%	12.15%
Bank	>4%	8.23%	10.11%
Tier 1 Capital (to Risk
Weighted Assets)
Consolidated	>4%	11.00%	11.21%
Bank	>4%	9.36%	9.17%
Total Capital (to Risk
Weighted Assets)
Consolidated	>8%	11.94%	10.09%
Bank	>8%	10.31%	8.24%

Management believes, as of March 31, 2005, that the Company and the Bank met all capital requirements to which they are subject.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amount)

Introduction

In the following pages, management presents an analysis of the financial condition of Jacksonville Bancorp, Inc. as of March 31, 2005 compared to December 31, 2004, and the results of operations for the three months ended March 31, 2005 compared with the same period in 2004. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Overview

Total assets at March 31, 2005 were $230.5 million compared to $223.7 million at December 31, 2004, an increase of $6.8 million, or 3.0%. The increase in total assets was primarily attributable to an increase in net loans receivable of $4.8 million, or 2.6%. The increase in loans was funded by the deposit growth experienced by the Company during the period. The increase in net loans receivable consisted primarily of an increase in residential real estate loans of $6.0 million, or 12.9%. The commercial real estate portfolio remained relatively flat primarily due to a large payoff at the end of the quarter.

Total deposits were $208.2 million at March 31, 2005 compared to $201.2 million at December 31, 2004, an increase of $7.0 million, or 3.5%. During this period, the Company experienced an increase in money market, NOW and savings accounts of $8.3 million. The certificate of deposit portfolio as a percent of total deposits declined to 37.3% at March 31, 2005 from 39.3% at December 31, 2004. Almost all certificates of deposit held by the Company mature in less than five years with the majority maturing in the next year.

For the three months ended March 31, 2005, the Company earned 20 cents per share on a fully diluted basis. This compares to diluted earnings of 24 cents per share in the prior year, resulting in a decrease in diluted earnings for the three-month period of 4 cents. The majority of the decrease in earnings per share compared to the prior year was due to an increase in shares outstanding as the result of the exercise of 224,050 stock warrants between the quarters ended March 31, 2004 and March 31, 2005. Outside of this, overall earnings remained relatively flat over the prior year due to an increase of $538,000 in overhead expense partially offset by growth of $462,000 in net interest income.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amount)

Net Interest Income

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2005			2004
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$195,635	$3,100	6.43%	$153,863	$2,197	5.74%
Securities	24,794	242	3.96	15,616	222	5.72
Other interest-earning assets (2)	1,633	14	3.48	5,844	14.96
Total interest-earning assets	222,062	3,356	6.13	175,323	2,433	5.58
Noninterest-earning assets	8,000			8,256

Total assets	$230,062			$183,579

Interest-bearing liabilities:
Savings and NOW deposits	$23,872	$62	1.05	$21,797	$44.81
Money market deposits	70,899	575	3.29	11,519	44	1.54
Time deposits	73,159	549	3.04	117,320	761	2.61
Other borrowings	14,333	126	3.57	424	2	1.90
Total interest-bearing liabilities	182,263	1,312	2.92	151,060	851	2.27
Noninterest-bearing liabilities	29,892			18,864
Stockholders' equity	17,907			13,655
Total liabilities and
stockholders' equity	$230,062			$183,579

Net interest income		$2,044			$1,582

Interest rate spread (3)			3.21%			3.31%
Net interest margin (4)			3.73%			3.63%

1)	Includes nonaccrual loans.
2)	Includes federal funds sold.
3)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
4)	Net interest margin is net interest income divided by average interest-earning assets.

JACKSONVILLE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Three Months Ended March 31,
	2005 Versus 2004
	Increase (decrease) due to changes in:
			Net
	Volume	Rate	Change
	(Dollars in thousands)
Interest income:
Loans, gross	$643	$260	$903
Securities	104	(84)	20
Other interest-earning assets	(16)	16	--
Total interest income	731	192	923

Interest expense:
Savings and NOW deposits	4	14	18
Money market deposits	436	95	531
Time deposits	(318)	106	(212)
Other borrowings	121	3	124
Total interest expense	243	218	461

Increase (decrease) in net interest income	$488	$(26)	$462

1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Net interest income increased by $462,000, or 29.2%, from $1,582,000 for the first three months of 2004 to $2,044,000 for the current three-month period. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $488,000 and a negative rate variance of $26,000.

Volume Variance. When comparing the first three months of 2005 to the same period last year, the Company experienced substantial growth in its core deposit products, with the largest increase occurring in money market deposit accounts. Core loan products also continued to grow, with the most significant growth occurring in commercial real estate and residential real estate loans. The aggregate positive impact of the shift in deposit mix from time deposits to core deposits coupled with loan growth largely comprise the positive volume variance of $488,000 and more than offset the negative impact of the downtrend in net interest margin discussed in the “Rate Variance” section that follows.

Rate Variance. The competitive aspects of attracting and retaining core funding is the primary reason for the negative rate variance of $26,000. In addition to the competitive aspects, management’s strategy to reduce dependency on time deposits has kept the negative rate variance to a minimum of $26,000 in the current rising rate environment.

JACKSONVILLE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net interest margin increased by 10 basis points when comparing the first three months of 2005 to the same period last year. When applied to average total interest-earning assets of approximately $222.1 million for the first three months of 2005, the increase in net interest margin results in an increase in net interest income of approximately $462,000. The increase in net interest margin occurred primarily due to an increase in the yield on earning assets offset somewhat by an increase in net funding costs. An increase in both the average rate earned and funding costs was the result of seven increases, or a total of 175 basis points, in the prime rate from March 31, 2004 to March 31, 2005. Average core deposit growth of $72 million, or 140%, over the first quarter of 2004 has lessened the Company’s dependence on the national CD market which contributed favorably to our risk profile. Variable rate loans adjusted to increasing rates, and proceeds from the maturity, amortization and prepayment of loans and securities continued to be reinvested at higher rates, mitigating the rising cost of core funding.

Management believes that available yields will continue to rise in 2005 and that the increase in interest rates will have a positive impact on net interest margin.

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

Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses is included in the 2004 Annual Report and Form 10-KSB.

JACKSONVILLE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Asset Quality

The Company has identified certain assets as nonperforming. These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and foreclosed real estate. These assets present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company’s nonperforming assets at March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)

Nonaccruing loans	$529	$654
Loans past due over 90 days still on accrual	--	--
Total nonperforming loans	529	654
Foreclosed assets, net	--	--
Total nonperforming assets	$529	$654

Allowance for loan losses	$1,907	$1,843

Nonperforming assets as a percent of total assets	.23%	.29%
Nonperforming loans as a percent of gross loans	.27%	.34%
Allowance for loan losses as a percent of nonperforming loans	360.68%	281.80%

Allowance and Provision for Loan Losses

The allowance for loan losses grew by $64,000 during the first quarter of 2005, amounting to $1,907,000, as compared to $1,843,000 at December 31, 2004. The allowance represented approximately .98% and .97% of total loans at both dates, respectively. During the first quarter of 2005, the Company had no loan charge-offs, no recoveries and recorded a $64,000 provision for loan losses compared to charge-offs of $23,000, no recoveries and a provision for loan losses of $127,000 for the first quarter of 2004.

The allowance for loan losses is an amount that management currently believes will be adequate to absorb estimated probable losses in the Company’s loan portfolio. In determining the allowance for loan losses, there is not an exact amount but rather a range for what constitutes an appropriate allowance. As more fully discussed in the “Application of Critical Accounting Policies” section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

JACKSONVILLE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The amount of future chargeoffs and provisions for loan losses will be affected by, among other things, economic conditions in Jacksonville, Florida, and the surrounding communities. Such conditions could affect the financial strength of the Company’s borrowers and do affect the value of real estate collateral securing the Company’s mortgage loans. Loans secured by real estate represent approximately 88% of the Company’s total loans outstanding at March 31, 2005. In recent years, economic conditions in Jacksonville and the surrounding communities have been good and real estate values have continued to grow. However, such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Company’s borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Company’s underwriting policies are relatively conservative and, as a result, the Company should not be any more affected than the overall market.

Future provisions and charge-offs could also be affected by environmental impairment of properties securing the Company’s mortgage loans. Under the Company’s current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Company is not aware of any existing loans in the portfolio where there is environmental pollution originating on the mortgaged properties that would materially affect the value of the portfolio.

Noninterest Income, Noninterest Expense, and Income Taxes

Noninterest income was $223,000 for the three months ended March 31, 2005, compared to $217,000 for the 2004 period. Service charges on deposit accounts totaled $165,000 in 2005, up from $155,000 in 2004, due to an increase in the average number of deposit accounts. In addition, the Company recognized no gains on the sale of foreclosed assets in the first quarter of 2005, while $20,000 was recognized in the first quarter of 2004.

Noninterest expense increased to $1,604,000 for the three months ended March 31, 2005, from $1,066,000 for the three months ended March 31, 2004. Salaries and employee benefits was the largest noninterest expense, increasing from $530,000 during the three months ended March 31, 2004, to $854,000 for the 2005 period. Between March 31, 2004 and March 31, 2005, the Company made significant investments to position itself for the future. Total full-time employees increased by seven during the period, including the addition of a risk manager, human resources manager, residential mortgage solicitor and lockbox sales officer. In addition, the Company built out and relocated its main office and headquarters to a new location in the heart of downtown Jacksonville. The Company has also incurred additional costs to ensure compliance with the Sarbanes-Oxley Act of 2002, in particular with Section 404 of the Act.

Income taxes for the three months ended March 31, 2005 were $232,000 (an effective rate of 38.16%) compared to income taxes of $223,000 for the three months ended March 31, 2004 (an effective tax rate of 36.80%).

JACKSONVILLE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital

The Company’s capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Company’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 11.86%, 10.92% and 9.69%, respectively, at March 31, 2005.

The Company has included the $4.0 million of trust preferred securities that were issued in June 2004 in their Tier 1 Capital and Tier 2 Capital. Inclusion of the trust preferred securities has increased the Company’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios by 196 basis points, 196 basis points and 174 basis points, respectively, at March 31, 2005.

Total stockholders' equity increased by $140,000, or .79%, from $17,804,000 at December 31, 2004 to $17,944,000 at March 31, 2005. The increase is attributable to net income of $367,000 and proceeds from exercises of stock options of $14,000, partially offset by the repurchase of 1,500 shares of common stock in the amount of $40,000 and an increase in unrealized losses on securities available for sale of $201,000.

Cash Flows and Liquidity

Cash Flows. The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, operations, and federal funds purchased. The Company uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to purchase investment securities. During the first quarter of 2005, the Company increased its cash and cash equivalent position by $560,000.

Liquidity. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are its overnight position in federal funds sold; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and investment securities designated as available-for-sale. At March 31, 2005, the Company had $27,996,000 in federal funds sold and available-for-sale securities not subject to pledge agreements.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both core deposits from businesses and consumers in its local market area and brokered deposits. The Company can also borrow overnight federal funds and fixed-rate term products under lines established with the Federal Home Loan Bank and other commercial banks. These lines in the aggregate amount of approximately $63.0 million at March 31, 2005 do not represent legal commitments to extend credit on the part of the other banks.

JACKSONVILLE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

“Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures about Market Risk” contain various forward-looking statements with respect to financial performance and business matters. Such statements are generally contained in sentences including the words “expect” or “could” or “should” or “would” or “believe”. The
Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and therefore actual results could differ materially from those contemplated by the forward-looking statements. In addition, the Company assumes no duty to update forward-looking statements.

Item 3. Controls and Procedures

a.	Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, the Chief Executive and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.	Changes in internal controls. The Company made no changes in its internal control over financial reporting during its most recent quarter that has materially affected the Company’s internal control over financial reporting.

JACKSONVILLE BANCORP, INC.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Unregistered Sales of Equity Securities & Use of Proceeds
None

Item 3.	Defaults on Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit No. 3.1:	Articles of Incorporation of the Company (1)
Exhibit No. 3.2:	Amended Bylaws of the Company (2)
Exhibit No. 10	Lease Agreement
Exhibit No. 31.1:	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act
Exhibit No. 31.2:	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act
Exhibit No. 32:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, as effective on September 30, 1998, Registration No. 333-64815.
(2)	Incorporated herein by reference from the Exhibits to Form 10-QSB for the quarter ended June 30, 2002, filed August 14, 2002.

JACKSONVILLE BANCORP, INC.
SIGNATURES

In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2005	/s/ Gilbert J. Pomar, III
Gilbert J. Pomar, III
President and Chief Executive Officer

Date: May 16, 2005	/s/ Valerie A. Kendall
Valerie A. Kendall
Executive Vice President
and Chief Financial Officer