Form 10QSB
period 2005-06-30
JACKSONVILLE BANCORP INC /FL/
filed 2005-08-10
CIK 1071264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

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

Yes |X|      No  |_|

As of August 8, 2005, the latest practicable date, 1,713,166 of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes |_|      No  |X|

                           JACKSONVILLE BANCORP, INC.


                                      INDEX


                                                                            Page
                                                                            ----

PART I -FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements (Unaudited)

       Consolidated Balance Sheets ..........................................  3

       Consolidated Statements of Income ....................................  4

       Consolidated Statements of Changes in Shareholders' Equity............  5

       Consolidated Statements of Cash Flows ................................  6

       Notes to Consolidated Financial Statements ...........................  7

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operation.....................  9

  Item 3.   Controls and Procedures.......................................... 17


PART II - OTHER INFORMATION

  Item 1.   Legal Proceedings................................................ 18

  Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...... 18

  Item 3.   Defaults Upon Senior Securities.................................. 18

  Item 4.   Submission of Matters to a Vote of Security Holders.............. 18

  Item 5.   Other Information................................................ 18

  Item 6.   Exhibits......................................................... 18

SIGNATURES .................................................................. 19

CERTIFICATIONS............................................................... 20


--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                              June 30,   December 31,
                                                                2005          2004
                                                                ----          ----
                                                            (Unaudited)
ASSETS
Cash and due from banks                                      $   3,812    $   4,715
Federal funds sold                                               1,877        2,020
                                                             ---------    ---------
     Total cash and cash equivalents                             5,689        6,735
Securities available for sale                                   23,277       23,125
Securities held to maturity                                         50           50
Loans, net of allowance for loan losses                        209,218      188,137
Premises and equipment, net                                      4,002        3,985
Bank-owned life insurance (BOLI)                                 4,530         --
Federal Home Loan Bank (FHLB) stock                              1,145          353
Accrued interest receivable                                        919          973
Other assets                                                       710          386
                                                             ---------    ---------

         Total assets                                        $ 249,540    $ 223,744
                                                             =========    =========


LIABILITIES
Deposits
     Noninterest bearing                                     $  32,874    $  27,779
     Money market, NOW and savings deposits                    108,647       94,324
     Time deposits                                              69,368       79,085
                                                             ---------    ---------
         Total deposits                                        210,889      201,188
FHLB advances                                                   15,500         --
Subordinated debt                                                4,000        4,000
Accrued expenses and other liabilities                             485          752
                                                             ---------    ---------
     Total liabilities                                         230,874      205,940

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 8,000,000 shares authorized,
  1,713,166 and 1,708,366 shares issued                             17           17
Additional paid-in capital                                      17,450       17,381
Retained earnings                                                1,356          546
Treasury stock, 1,500 shares                                       (43)        --
Accumulated other comprehensive loss                              (114)        (140)
                                                             ---------    ---------
     Total shareholders' equity                                 18,666       17,804
                                                             ---------    ---------

         Total liabilities and shareholders' equity          $ 249,540    $ 223,744
                                                             =========    =========

--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                           JACKSONVILLE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                              --------                  --------
                                                          2005        2004         2005        2004
                                                          ----        ----         ----        ----
Interest and dividend income
     Loans, including fees                            $    3,379   $    2,313   $    6,479   $    4,520
     Securities                                              247          192          497          404
     Other                                                    13           23           20           36
                                                      ----------   ----------   ----------   ----------
         Total interest income                             3,639        2,528        6,996        4,960

Interest expense
     Deposits                                              1,396          888        2,583        1,738
     FHLB advances                                            54         --            119         --
     Subordinated debt                                        59            6          113            6
     Other                                                     3            1           10            3
                                                      ----------   ----------   ----------   ----------
         Total interest expense                            1,512          895        2,825        1,747
                                                      ----------   ----------   ----------   ----------

Net interest income                                        2,127        1,633        4,171        3,213
Provision for loan losses                                    164           58          228          184
                                                      ----------   ----------   ----------   ----------

Net interest income after provision for loan losses        1,963        1,575        3,943        3,029

Noninterest income
     Service charges on deposit accounts                     160          169          325          325
     Gain on sale of foreclosed assets                      --           --           --             20
     Other income                                             81           39          139           81
                                                      ----------   ----------   ----------   ----------
         Total noninterest income                            241          208          464          426

Noninterest expense
     Salaries and employee benefits                          760          623        1,614        1,164
     Occupancy and equipment                                 293          174          583          337
     Other                                                   470          441          930          803
                                                      ----------   ----------   ----------   ----------
         Total noninterest expense                         1,523        1,238        3,127        2,304
                                                      ----------   ----------   ----------   ----------

Income before income taxes                                   681          545        1,280        1,151
Income tax expense                                           238          210          470          433
                                                      ----------   ----------   ----------   ----------

Net income                                            $      443   $      335   $      810   $      718
                                                      ==========   ==========   ==========   ==========

Weighted average:
     Common shares                                     1,710,527    1,487,467    1,709,325    1,478,505
     Dilutive stock options and warrants                  88,102      180,407       86,684      155,744
                                                      ----------   ----------   ----------   ----------
                                                       1,798,629    1,667,874    1,796,009    1,634,249
                                                      ==========   ==========   ==========   ==========

Basic earnings per common share                       $      .26   $      .23   $      .47   $      .49
                                                      ==========   ==========   ==========   ==========
Diluted earnings per common share                     $      .25   $      .20   $      .45   $      .44
                                                      ==========   ==========   ==========   ==========

--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                           JACKSONVILLE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                            Common Stock
                                            ------------          Additional   Retained Earnings
                                      Outstanding                   Paid-In      (Accumulated
                                        Shares        Amount        Capital         Deficit)
                                      -----------   ----------    ----------   ----------------
Balance at January 1, 2004             1,467,166    $       15    $   14,230    $     (789)

Comprehensive income:
   Net income                                                                          718
   Change in unrealized gain
        on securities available for
        sale, net of tax effects

   Total comprehensive income
Exercise of stock options,                 5,200                          80
   including tax benefits
Exercise of common stock warrants         37,750                         490
                                      ----------    ----------    ----------    ----------
Balance at June 30, 2004               1,510,116    $       15    $   14,800    $      (71)
                                      ==========    ==========    ==========    ==========

Balance at January 1, 2005             1,708,366    $       17    $   17,381    $      546

Comprehensive income:
   Net income                                                                          810
   Change in unrealized gain (loss)
        on securities available for
        sale, net of tax effects

   Total comprehensive income

Purchase of treasury stock                (3,000)

Issuance of treasury stock                 1,500

Exercise of stock options,                 4,800                          69
   including tax benefits
                                      ----------    ----------    ----------    ----------
Balance at June 30, 2005               1,711,666    $       17    $   17,450    $    1,356
                                      ==========    ==========    ==========    ==========

Balance at April 1, 2004               1,478,616    $       15    $   14,378    $     (406)

Comprehensive income:
   Net income                                                                          335
   Change in unrealized gain
        on securities available for
        sale, net of tax effects

   Total comprehensive income
Exercise of stock options,                 5,200                          80
   including tax benefits
Exercise of common stock warrants         26,300                         342
                                      ----------    ----------    ----------    ----------
Balance at June 30, 2004               1,510,116    $       15    $   14,800    $      (71)
                                      ==========    ==========    ==========    ==========

Balance at April 1, 2005               1,707,666    $       17    $   17,395    $      913

Comprehensive income:
   Net income                                                                          443
   Change in unrealized gain (loss)
        on securities available for
        sale, net of tax effects

   Total comprehensive income

Purchase of treasury stock                (1,500)

Issuance of treasury stock                 1,500

Exercise of stock options,                 4,000                          55
   including tax benefits
                                      ----------    ----------    ----------    ----------

Balance at June 30, 2005               1,711,666    $       17    $   17,450    $    1,356
                                      ==========    ==========    ==========    ==========


                                      Treasury Stock    Accumulated Other
                                      --------------      Comprehensive
                                          Amount          Income (Loss)        Total
                                          ------        -----------------   ----------
Balance at January 1, 2004               $   --           $      (49)       $   13,407

Comprehensive income:
   Net income                                                                      718
   Change in unrealized gain                                    (328)             (328)
        on securities available for
        sale, net of tax effects
                                                                            ----------
   Total comprehensive income                                                      390
Exercise of stock options,                                                          80
   including tax benefits
Exercise of common stock warrants                                                  490
                                         --------         ----------        ----------
Balance at June 30, 2004                 $   --           $     (377)       $   14,367
                                         ========         ==========        ==========

Balance at January 1, 2005               $   --           $     (140)       $   17,804

Comprehensive income:
   Net income                                                                      810
   Change in unrealized gain (loss)                               26                26
        on securities available for
        sale, net of tax effects
                                                                            ----------
   Total comprehensive income                                                      836

Purchase of treasury stock                     (83)                                (83)

Issuance of treasury stock                      40                                  40

Exercise of stock options,                                                          69
   including tax benefits
                                         --------         ----------        ----------
Balance at June 30, 2005                 $    (43)        $     (114)       $   18,666
                                         ========         ==========        ==========

Balance at April 1, 2004                 $   --           $       30        $   14,017

Comprehensive income:
   Net income                                                                      335
   Change in unrealized gain                                    (407)             (407)
        on securities available for
        sale, net of tax effects
                                                                            ----------
   Total comprehensive income                                                      (72)
Exercise of stock options,                                                          80
   including tax benefits
Exercise of common stock warrants                                                  342
                                         --------         ----------        ----------
Balance at June 30, 2004                 $     --         $     (377)       $   14,367
                                         ========         ==========        ==========

Balance at April 1, 2005                 $    (40)        $     (341)       $   17,944

Comprehensive income:
   Net income                                                                      443
   Change in unrealized gain (loss)                              227               227
        on securities available for
        sale, net of tax effects
                                                                            ----------
   Total comprehensive income                                                      670

Purchase of treasury stock                     (43)                                (43)

Issuance of treasury stock                      40                                  40

Exercise of stock options,                                                          55
   including tax benefits
                                         --------         ----------        ----------

Balance at June 30, 2005                 $    (43)        $     (114)       $   18,666
                                         ========         ==========        ==========

--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                           JACKSONVILLE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                        Six Months Ended
                                                                            June 30,
                                                                            --------
                                                                        2005        2004
                                                                        ----        ----
Cash flows from operating activities
     Net income                                                       $    810    $    718
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                     212         148
         Net amortization of deferred loan costs                           (89)         32
         Provision for loan losses                                         228         184
         Discount accretion, net of amortization                           (16)          3
         Increase in cash surrender value of BOLI                          (30)       --
         Gain on sale of foreclosed assets                                --           (20)
         Issuance of treasury stock as compensation                         40        --
         Net change in accrued interest receivable and other assets       (270)        234
         Net change in accrued expenses and other liabilities             (246)        115
                                                                      --------    --------
              Net cash from operating activities                           639       1,414

Cash flows from investing activities
     Purchases of securities available for sale                         (3,373)     (8,331)
     Proceeds from maturities of securities available for sale           3,263       4,581
     Net change in loans                                               (21,220)    (14,742)
     Purchase of BOLI                                                   (4,500)       --
     Premises and equipment expenditures, net                             (229)       (227)
     Proceeds from sale of foreclosed assets                              --           415
     Purchases of Federal Home Loan Bank stock                            (792)       (109)
                                                                      --------    --------
         Net cash from investing activities                            (26,851)    (18,413)

Cash flows from financing activities
     Net change in deposits                                              9,701      41,391
     Net change in short-term FHLB advances                             12,500        --
     Net change in federal funds purchased                                --        (4,296)
     Proceeds from long-term FHLB advances                               3,000        --
     Proceeds from issuance of subordinated debt                          --         4,000
     Proceeds from exercise of stock options                                48          52
     Proceeds from exercise of common stock warrants                      --           490
     Purchase of treasury stock                                            (83)       --
                                                                      --------    --------
         Net cash from financing activities                             25,166      41,637
                                                                      --------    --------

Net change in cash and cash equivalents                                 (1,046)     24,638
Cash and cash equivalents at beginning of period                         6,735       3,894
                                                                      --------    --------

Cash and cash equivalents at end of period                            $  5,689    $ 28,532
                                                                      ========    ========

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                     $  2,801    $  1,753
         Income taxes                                                      781          28

--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                           JACKSONVILLE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION
The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly owned subsidiary, The Jacksonville Bank, and the Bank's wholly owned subsidiary, Fountain Financial, Inc. The consolidated entity is referred to as the "Company" and the Bank and its subsidiaries are collectively referred to as the "Bank." The Company's financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

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

The consolidated financial information included herein as of and for the periods ended June 30, 2005 and 2004 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2004 consolidated balance sheet was derived from the Company's December 31, 2004 audited consolidated financial statements.

NOTE 2 - STOCK-BASED COMPENSATION
Total stock options exercised during the six months ended June 30, 2005 were 4,800. There were no options granted or expired/forfeited during the period. As of June 30, 2005, 192,857 options were outstanding.

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

                                            Three Months Ended   Six Months Ended
                                                  June 30,            June 30,
                                                  --------            --------
                                               2005      2004      2005      2004
                                               ----      ----      ----      ----
Net income as reported                       $   443   $   335   $   810   $   718
Deduct:  Stock-based compensation expense
  determined under fair value based method        30        41        59        59
                                             -------   -------   -------   -------

Pro forma net income                         $   413   $   294   $   751   $   659
                                             =======   =======   =======   =======

Basic earnings per share as reported         $   .26   $   .23   $   .47   $   .49
Pro forma basic earnings per share               .24       .20       .44       .45

Diluted earnings per share as reported       $   .25   $   .20   $   .45   $   .44
Pro forma diluted earnings per share             .23       .18       .42       .40

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 3 - CAPITAL ADEQUACY
Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at June 30, 2005 and December 31, 2004:


                            Adequately
                            Capitalized  June 30, 2005  December 31, 2004
                            Requirement      Actual          Actual
                            -----------  -------------  -----------------
Tier 1 Capital (to
Average Assets)
Consolidated                    >4%          9.50%            10.09%
Bank                            >4%          8.40%             8.24%
Tier 1 Capital (to Risk
Weighted Assets)
Consolidated                    >4%         10.49%            11.21%
Bank                            >4%          9.30%             9.17%
Total Capital (to Risk
Weighted Assets)
Consolidated                    >8%         11.39%            12.15%
Bank                            >8%         10.21%            10.11%


Management believes, as of June 30, 2005, that the Company and the Bank met all capital requirements to which they are subject. The Company has included in Tier 1 Capital and Total Capital the trust preferred securities that were issued in June 2004.


NOTE 4 - TREASURY STOCK
Treasury stock is carried at cost. Gains and losses on issuances are based on the market price of the underlying common stock at the date of sale and determined using the first-in, first-out (FIFO) method. Gains on issuances are credited to additional paid-in capital while losses are charged to additional paid-in capital to the extent that previous net gains from issuances are included therein, otherwise to retained earnings. Gains or losses on the issuance of treasury stock are not credited or charged to income.


NOTE 5 - FHLB ADVANCES
FHLB advances at June 30, 2005 consisted of $3,000,000 fixed rate and $12,500,000 variable rate advances. The interest rate on the fixed portion of the advance, which matures April 11, 2008, is 4.36%. The interest rate on the variable portion of the advance, which adjusts daily, was 3.63% at June 30, 2005. The advances are collateralized by a blanket lien on the Company's residential and commercial real estate loan portfolio. The Company had no FHLB advances outstanding at December 31, 2004.


--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


--------------------------------------------------------------------------------

INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Jacksonville Bancorp, Inc. as of June 30, 2005 compared to December 31, 2004, and the results of operations for the three and six months ended June 30, 2005 compared with the same periods in 2004. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.


OVERVIEW

Total assets at June 30, 2005 were $249.5 million compared to $223.7 million at December 31, 2004, an increase of $25.8 million, or 11.5%. The increase in total assets was primarily attributable to increases in net loans of $21.1 million, or 11.2%, as well as $4.5 million in Bank-Owned Life Insurance (BOLI) acquired by the Company on May 10, 2005. The increase in loans was funded by the deposit growth experienced by the Company during the period as well as an increase in FHLB advances of $15.5 million. The increase in net loans consisted primarily of increases in commercial real estate loans of $11.9 million, or 10.2%, and residential real estate loans of $8.2 million, or 16.5%.

As previously discussed, the Company entered into a $4.5 million BOLI contract on May 10, 2005. The investment was originally recorded at the premium amount, and increases in cash surrender value are recognized as tax-free noninterest income. During the current quarter, the Company has recognized approximately $30,000 in income, and the investment is valued at $4,530,000.

Total deposits were $210.9 million at June 30, 2005 compared to $201.2 million at December 31, 2004, an increase of $9.7 million, or 4.8%. During this period, the Company experienced an increase in money market, NOW and savings accounts of $14.3 million, and the Company has continued to transition from the time deposits to core deposits. The certificate of deposit portfolio as a percent of total deposits declined to 32.9% at June 30, 2005 from 39.3% at December 31, 2004. Almost all certificates of deposit held by the Company mature in less than five years with the majority maturing in the next year.

Diluted earnings per share was $.45 for the six months ended June 30, 2005, as compared to $.44 per share in the prior year, an increase of $.01. This increase was due to an increase in interest income earned on loans of $2.0 million, offset by an increase in salaries and employee benefits of approximately $450,000. Net interest margin increased by 21 basis points from 3.51% in the first six months of 2004 to 3.72% for the current period. This increase is due to a period of rising interest rates as well as an increase in loan volume.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

NET INTEREST INCOME

AVERAGE BALANCE SHEET; INTEREST RATES AND INTEREST DIFFERENTIAL. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                                     Six Months Ended June 30,
                                               ------------------------------------------------------------------
                                                           2005                                 2004
                                               ------------------------------      ------------------------------
                                               Average                Average       Average               Average
                                               Balance    Interest     Rate         Balance   Interest      Rate
                                               -------    --------     ----         -------   --------      ----
                                                                      (Dollars in thousands)
Interest-earning assets:
     Loans (1)                                $199,880    $  6,479       6.54%     $160,481   $  4,520      5.66%
     Securities                                 25,085         497       4.00        15,513        404      5.24
     Other interest-earning assets (2)           1,209          20       3.34         7,852         36       .92
                                              --------    --------                 --------   --------
         Total interest-earning assets         226,174       6,996       6.24       183,846      4,960      5.43
                                                          --------                            --------
     Noninterest-earning assets (3)              8,886                                6,993
                                              --------                             --------

         Total assets                         $235,060                             $190,839
                                              ========                             ========

Interest-bearing liabilities:
     Savings and NOW deposits                 $ 23,371    $    123       1.06      $ 21,967   $     86       .79
     Money market deposits                      76,922       1,310       3.43        21,000        180      1.72
     Time deposits                              74,296       1,150       3.12       112,495      1,472      2.63
     FHLB advances                               7,500         119       3.20          --         --        --
     Subordinated debt                           4,000         113       5.70           307          6      3.93
     Other interest-bearing liabilities (4)        657          10       3.07           369          3      1.63
                                              --------    --------                 --------   --------
         Total interest-bearing liabilities    186,746       2,825       3.05       156,138      1,747      2.25
                                                          --------                            --------
     Noninterest-bearing liabilities            30,255                               21,406
     Stockholders' equity                       18,059                               13,295
                                              --------                             --------
         Total liabilities and
           stockholders' equity               $235,060                             $190,839
                                              ========                             ========

Net interest income                                       $  4,171                            $  3,213
                                                          ========                            ========

Interest rate spread (5)                                                 3.19%                              3.18%
                                                                         ====                               ====
Net interest margin (6)                                                  3.72%                              3.51%
                                                                         ====                               ====

----------

1)    Includes nonaccrual loans.
2)    Includes federal funds sold.
3) For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
4)    Includes federal funds purchased.
5) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
6) Net interest margin is net interest income divided by average interest-earning assets.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RATE/VOLUME ANALYSIS. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

                                                   Six Months Ended June 30,
                                                     2005 Versus 2004 (1)
                                                     --------------------
                                             Increase (decrease) due to changes in:
                                                                          Net
                                                Volume        Rate       Change
                                                ------        ----       ------
                                                     (Dollars in thousands)
Interest income:
    Loans                                       $ 1,213     $   746     $ 1,959
    Securities                                      206        (113)         93
    Other interest-earning assets                   (50)         34         (16)
                                                -------     -------     -------
Total interest income                             1,369         667       2,036
                                                -------     -------     -------

Interest expense:
    Savings and NOW deposits                          6          31          37
    Money market deposits                           824         306       1,130
    Time deposits                                  (559)        237        (322)
    FHLB advances                                   119        --           119
    Subordinated debt                               103           4         107
    Other interest-bearing liabilities                3           4           7
                                                -------     -------     -------
Total interest expense                              496         582       1,078
                                                -------     -------     -------

Increase in net interest income                 $   873     $    85     $   958
                                                =======     =======     =======

----------
1) The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Net interest income increased by $958,000, or 29.8%, from $3,213,000 for the first six months of 2004 to $4,171,000 for the current six-month period. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $873,000 and a positive rate variance of $85,000.

VOLUME VARIANCE. When comparing the first six months of 2005 to the same period last year, the Company experienced substantial growth in its core deposit products, with the largest increase occurring in money market deposit accounts. Core loan products also continued to grow, with the most significant growth occurring in commercial real estate and residential real estate loans. The aggregate positive impact of the core deposit and loan growth largely comprise the positive volume variance of $873,000 and is further enhanced by the positive impact on net interest margin discussed in the "Rate Variance" section that follows.

RATE VARIANCE. The upward trend of interest rates and the resulting positive impact on net interest margin is the primary reason for the positive rate variance of $85,000. The average rate earned by the Company increased by 81 basis points to 6.24% in the second quarter, contributing to the positive rate variance.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Net interest margin increased by 21 basis points when comparing the first six months of 2005 to the same period last year. When applied to average total interest-earning assets of approximately $226.2 million for the first six months of 2005, the improvement in net interest margin results in an increase in net interest income of approximately $958,000. The increase in net interest margin occurred primarily due to an increase in the yield on earning assets offset somewhat by an increase in net funding costs. The Company experienced a negative rate variance of $113,000 in its securities portfolio during the quarter. This resulted from a strategic decision made during the fourth quarter of 2004 to restructure the investment portfolio to mitigate duration risk which resulted in transitioning to lower yielding short term investments. An increase in both the average rate earned and funding costs was the result of eight increases, or a total of 200 basis points, in the prime rate from June 30, 2004 to June 30, 2005. Average core deposit growth of $11.0 million, or 5.5%, over the first six months of 2004 has lessened the Company's dependence on the national CD market, which contributed favorably to our risk profile. Variable rates adjusted to increasing rates, and proceeds from maturity, amortization and prepayment of loans and securities continued to be invested at higher rates, mitigating the rising costs of core funding.

Management believes that available yields will continue to rise in 2005 and that the increase will have a positive impact on net interest margin.


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

Additional information with regard to the Company's methodology and reporting of the allowance for loan losses is included in the 2004 Annual Report and 10-KSB.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

ASSET QUALITY

The Company has identified certain assets as nonperforming. These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and foreclosed real estate. These assets present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company's nonperforming assets at June 30, 2005 and December 31, 2004 are as follows:

                                                                 June 30,  December 31,
                                                                   2005       2004
                                                                   ----       ----
                                                                (Dollars in thousands)
Nonaccruing loans                                                 $  376     $  654
Loans past due over 90 days still on accrual                        --         --
                                                                  ------     ------
Total nonperforming loans                                            376        654
Foreclosed assets, net                                              --         --
                                                                  ------     ------
Total nonperforming assets                                        $  376     $  654
                                                                  ======     ======

Allowance for loan losses                                         $1,969     $1,843

Nonperforming assets as a percent of total assets                    .15%       .29%
Nonperforming loans as a percent of gross loans                      .18%       .34%
Allowance for loan losses as a percent of nonperforming loans     523.77%    281.80%


ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses grew by $126,000 during the first six months of 2005, amounting to $1,969,000 at June 30, 2005 as compared to $1,843,000 at
December 31, 2004. The allowance represented approximately .93% and .97% of total loans at both dates, respectively. During the first six months of 2005, the Company had loan charge-offs of $102,000, no recoveries and recorded a $228,000 provision for loan losses compared to charge-offs of $23,000, no recoveries and a provision for loan losses of $184,000 for the first six months of 2004. The larger provision for loan losses in 2005 resulted primarily from the increase in loans outstanding.

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

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The amount of future charge-offs and provisions for loan losses will be affected by, among other things, economic conditions in Jacksonville, Florida, and the surrounding communities. Such conditions could affect the financial strength of the Company's borrowers and do affect the value of real estate collateral securing the Company's mortgage loans. Loans secured by real estate represent approximately 89% of the Company's total loans outstanding at June 30, 2005. In recent years, economic conditions in Jacksonville and the surrounding communities have been good and real estate values have continued to grow. However, such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Company's borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Company's underwriting policies are relatively conservative and, as a result, the Company should not be any more affected than the overall market.

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

NONINTEREST INCOME, NONINTEREST EXPENSE, AND INCOME TAXES

Noninterest income was $464,000 for the six months ended June 30, 2005, compared to $426,000 for the 2004 period. The increase was due to an increase in other income of $58,000 driven by the $30,000 increase in cash surrender value of the BOLI asset recorded as tax-free noninterest income. Service charges on deposit accounts remained flat at $325,000 in 2005 and 2004.

Noninterest expense increased to $3,127,000 for the six months ended June 30, 2005, from $2,304,000 for the six months ended June 30, 2004. Salaries and employee benefits was the largest noninterest expense increasing $450,000 during the six months ended June 30, 2004, to $1,614,000 for the 2005 period. Between June 30, 2004 and June 30, 2005, the Company made significant investments to position itself for the future. Total full-time employees increased during the period, including the addition of a risk manager, human resources manager, residential mortgage solicitor, lockbox sales officer, and senior commercial banker, enhancing the overall talent and experience level of the Bank's management. In addition, the Company built out and relocated its main office and headquarters to a new location in the heart of downtown Jacksonville. The Company has also incurred costs to ensure compliance with the Sarbanes-Oxley Act of 2002, in particular with Section 404 of the Act.

Income taxes for the six months ended June 30, 2005 were $470,000 (an effective rate of 36.72%) compared to income taxes of $433,000 for the six months ended June 30, 2004 (an effective tax rate of 37.62%).

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2005 VERSUS JUNE 30, 2004

Net income for the second quarter of 2005 was $443,000, or $.26 per share, as compared to $335,000, or $.23 per share, earned for the same quarter last year. The increase in net income is attributable to an increase in net interest income of $494,000 and an increase in noninterest income of $33,000, partially offset by an increase in noninterest expense.

Net interest income increased by $494,000, or 30.3%, from $1,633,000 for the second quarter of 2004 to $2,127,000 for the current quarter. The increase is primarily comprised of a positive volume variance of $422,000 and a positive rate variance of $72,000. The reasons for the positive volume variance and positive rate variance are the same as those discussed above with respect to the six-month periods.

The increase in noninterest income is attributable to an increase in other income while the increase in noninterest expense is attributable to increases in salaries, occupancy and equipment expense, and other operating expenses. The reasons for the increases in other income, salaries and occupancy and equipment expense are the same as those discussed above with respect to the six-month periods.


CAPITAL

The Company's capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Company's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 11.39%, 10.49% and 9.50%, respectively, at June 30, 2005.

The Company has included the $4.0 million of trust preferred securities that were issued in June 2004 in its Tier 1 Capital and Total Capital. Inclusion of the trust preferred securities has increased the Company's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios by 184, 184 and 167 basis points, respectively, at June 30, 2005.

Total stockholders' equity increased by $862,000, or 4.84%, from $17,804,000 at December 31, 2004 to $18,666,000 at June 30, 2005. The increase is primarily attributable to net income of $810,000. At June 30, 2005, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 1,713,166 shares were issued and 1,711,666 shares were outstanding. In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at June 30, 2005.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

CASH FLOWS AND LIQUIDITY

CASH FLOWS. The Company's primary sources of cash are deposit growth, maturities and amortization of investment securities, operations, FHLB advances and federal funds purchased. The Company uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to reduce borrowings and to purchase investment securities. During the first six months of 2005, the Company's cash and cash equivalent position decreased by $1.05 million. This decrease was due to the fact that, while the Company experienced increases in both deposits and loans, loans increased by a larger amount.

LIQUIDITY. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are its overnight position in federal funds sold; maturities and monthly payments on the balance of the investment securities portfolio and the loan portfolio; and investment securities designated as available-for-sale. At June 30, 2005, the Company had $25,154,000 in federal funds sold and available-for-sale securities not subject to pledge agreements.

The Company's primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company's deposit base consists of both core deposits from businesses and consumers in its local market area and brokered deposits. The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the Federal Home Loan Bank and other commercial banks. These lines in the aggregate amount of approximately $62.9 million do not represent legal commitments to extend credit on the part of the other banks.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


Item 1. Legal Proceedings
        None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        None

Item 3. Defaults on Senior Securities
        None

Item 4. Submission of Matters to a Vote of Security Holders

        On April 21, 2005, the Company held an annual meeting of the shareholders of its common stock to vote on the following matter: to elect five persons to the Company's Board of Directors.

        The following table sets forth the votes for and votes withheld with respect to the election of the directors:

        Director Nominee         Votes Cast For     Votes Withheld

        Rudolph A. Kraft            1,475,830             -0-
        R.C. Mills                  1,475,830             -0-
        Gilbert J. Pomar, III       1,475,830             -0-
        Donald E. Roller            1,475,030             800
        Charles F. Spencer          1,475,030             800

Item 5. Other Information
        None

Item 6. Exhibits
        (a) Exhibit No. 3.1: Articles of Incorporation of the Company (1) Exhibit No. 3.2: Amended Bylaws of the Company (2)
                Exhibit No. 3.3:  Amendment to Amended and Restated Bylaws of
                                  the Company
                Exhibit No. 31.1: Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the
                                  Exchange Act
                Exhibit No. 31.2: Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the
                                  Exchange Act
                Exhibit No. 32:   Certification pursuant to 18 U.S.C. Section
                                  1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                 ------------------
                (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, as effective on September 30, 1998, Registration No. 333-64815.
                (2) Incorporated herein by reference from the Exhibits to Form 10-QSB for the quarter ended June 30, 2002, filed August 14, 2002.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.


                                   SIGNATURES


--------------------------------------------------------------------------------


In accordance with the requirement of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Date:  August 8, 2005                  /s/ Gilbert J. Pomar, III
                                       -----------------------------------------
                                       Gilbert J. Pomar, III
                                       President and Chief Executive Officer





Date:  August 8, 2005                  /s/ Valerie A. Kendall
                                       -----------------------------------------
                                       Valerie A. Kendall
                                       Executive Vice President
                                       and Chief Financial Officer


--------------------------------------------------------------------------------