Form 10QSB
period 2005-09-30
JACKSONVILLE BANCORP INC /FL/
filed 2005-11-15
CIK 1071264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

 (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of The Exchange Act).

Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act).

Yes |_| No |X|

As of November 10, 2005, the latest practicable date, 1,713,166 of the issuer's common shares, $.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes |X| No |_|

                           JACKSONVILLE BANCORP, INC.

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

    Item 1.   Consolidated Financial Statements (Unaudited)

         Consolidated Balance Sheets ......................................... 3

         Consolidated Statements of Income ................................... 4

         Consolidated Statements of Changes in Shareholders' Equity........... 5

         Consolidated Statements of Cash Flows ............................... 6

         Notes to Consolidated Financial Statements .......................... 7

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operation.................... 9

    Item 3.   Controls and Procedures.........................................20

PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings...............................................21

    Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.....21

    Item 3.   Defaults Upon Senior Securities.................................21

    Item 4.   Submission of Matters to a Vote of Security Holders.............21

    Item 5.   Other Information...............................................21

    Item 6.   Exhibits........................................................21

SIGNATURES ...................................................................22

CERTIFICATIONS................................................................23

                           JACKSONVILLE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                               September 30,   December 31,
                                                                   2005           2004
                                                                ---------       ---------
                                                                (Unaudited)
ASSETS
Cash and due from banks                                         $   4,672       $   4,715
Federal funds sold                                                     75           2,020
                                                                ---------       ---------
     Total cash and cash equivalents                                4,747           6,735
Securities available for sale                                      23,605          23,125
Securities held to maturity                                            50              50
Loans, net of allowance for loan losses                           221,924         188,137
Premises and equipment, net                                         3,946           3,985
Bank-owned life insurance (BOLI)                                    4,582              --
Federal Home Loan Bank (FHLB) stock                                   717             353
Accrued interest receivable                                         1,257             973
Other assets                                                          818             386
                                                                ---------       ---------

         Total assets                                           $ 261,646       $ 223,744
                                                                =========       =========

LIABILITIES
Deposits
     Noninterest bearing                                        $  43,523       $  27,779
     Money market, NOW and savings deposits                       123,055          94,324
     Time deposits                                                 65,722          79,085
                                                                ---------       ---------
         Total deposits                                           232,300         201,188
Federal funds purchased                                               267              --
FHLB advances                                                       5,000              --
Subordinated debt                                                   4,000           4,000
Accrued expenses and other liabilities                                844             752
                                                                ---------       ---------
     Total liabilities                                            242,411         205,940

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 8,000,000 shares authorized,
  1,713,166 and 1,708,366 shares issued                                17              17
Additional paid-in capital                                         17,451          17,381
Retained earnings                                                   2,032             546
Treasury stock, 1,500 shares                                          (45)             --
Accumulated other comprehensive loss                                 (220)           (140)
                                                                ---------       ---------
     Total shareholders' equity                                    19,235          17,804
                                                                ---------       ---------

         Total liabilities and shareholders' equity             $ 261,646       $ 223,744
                                                                =========       =========

                 See accompanying notes to financial statements.

                           JACKSONVILLE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                              Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                            2005            2004            2005            2004
                                                         ----------      ----------      ----------      ----------
Interest and dividend income
     Loans, including fees                               $    3,926      $    2,553      $   10,405      $    7,073
     Securities                                                 233             256             730             660
     Other                                                       16              31              36              67
                                                         ----------      ----------      ----------      ----------
         Total interest income                                4,175           2,840          11,171           7,800

Interest expense
     Deposits                                                 1,590           1,000           4,173           2,738
     FHLB advances                                               77              --             196              --
     Subordinated debt                                           64              44             177              50
     Other                                                        2              --              12               3
                                                         ----------      ----------      ----------      ----------
         Total interest expense                               1,733           1,044           4,558           2,791
                                                         ----------      ----------      ----------      ----------

Net interest income                                           2,442           1,796           6,613           5,009
Provision for loan losses                                       141              98             369             282
                                                         ----------      ----------      ----------      ----------

Net interest income after provision for loan losses           2,301           1,698           6,244           4,727

Noninterest income
     Service charges on deposit accounts                        169             166             494             491
     Gain on sale of foreclosed assets                           --              --              --              20
     Other income                                               106              37             245             118
                                                         ----------      ----------      ----------      ----------
         Total noninterest income                               275             203             739             629

Noninterest expense
     Salaries and employee benefits                             740             662           2,354           1,826
     Occupancy and equipment                                    278             200             861             537
     Other                                                      493             530           1,423           1,333
                                                         ----------      ----------      ----------      ----------
         Total noninterest expense                            1,511           1,392           4,638           3,696
                                                         ----------      ----------      ----------      ----------

Income before income taxes                                    1,065             509           2,345           1,660
Income tax expense                                              389             192             859             625
                                                         ----------      ----------      ----------      ----------

Net income                                               $      676      $      317      $    1,486      $    1,035
                                                         ==========      ==========      ==========      ==========

Weighted average:
     Common shares                                        1,712,236       1,551,690       1,710,306       1,503,078
     Dilutive stock options and warrants                     86,951         156,199          86,800         157,535
                                                         ----------      ----------      ----------      ----------
                                                          1,799,187       1,707,889       1,797,106       1,660,613
                                                         ==========      ==========      ==========      ==========

Basic earnings per common share                          $      .39      $      .20      $      .87      $      .69
                                                         ==========      ==========      ==========      ==========
Diluted earnings per common share                        $      .38      $      .19      $      .83      $      .62
                                                         ==========      ==========      ==========      ==========

                 See accompanying notes to financial statements.

                           JACKSONVILLE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                    Common Stock                          Retained                        Accumulated
                             -----------------------    Additional        Earnings                           Other
                             Outstanding                 Paid-In        (Accumulated    Treasury Stock   Comprehensive
                                Shares        Amount     Capital           Deficit)         Amount        Income (Loss)     Total
                             ------------    -------   ----------        -----------    --------------   --------------   ---------
Balance at January 1, 2004      1,467,166    $    15     $ 14,230         $    (789)        $     --      $    (49)       $ 13,407

Comprehensive income:
   Net income                                                                 1,035                                          1,035
   Change in unrealized gain
        on securities available for
        sale, net of tax effects                                                                                11              11
                                                                                                                            -------
   Total comprehensive income                                                                                                1,046
Exercise of stock options,
  including tax benefits           15,800                     222                                                              222
Exercise of common stock warrants 224,900          2        2,921                                                            2,923
                                ---------    -------     --------         ---------         --------      --------        ---------
Balance at September 30, 2004   1,707,866    $    17     $ 17,373         $     246         $     --      $    (38)       $ 17,598

Balance at January 1, 2005      1,708,366    $    17     $ 17,381         $     546         $     --      $   (140)       $ 17,804

Comprehensive income:
   Net income                                                                 1,486                                          1,486
   Change in unrealized gain (loss)
        on securities available for
        sale, net of tax effects                                                                               (80)            (80)
                                                                                                                          ---------
   Total comprehensive income                                                                                                1,406

Purchase of treasury stock         (4,500)                                                      (128)                         (128)

Issuance of treasury stock          3,000                       1                                 83                            84

Exercise of stock options,
   including tax benefits           4,800                      69                                                               69
                                ---------    -------     --------         ---------         --------      --------        ---------
Balance at September 30, 2005   1,711,666    $    17     $ 17,451         $   2,032         $    (45)     $   (220)       $ 19,235

Balance at July 1, 2004         1,510,116    $    15     $ 14,800         $     (71)        $     --      $   (377)       $ 14,367

Comprehensive income:
   Net income                                                                   317                                            317
   Change in unrealized gain
     on securities available for
     sale, net of tax effects                                                                                  339             339
                                                                                                                         ---------
   Total comprehensive income                                                                                                  656
Exercise of stock options,
  including tax benefits           10,600                     142                                                              142
Exercise of common stock warrants 187,150          2        2,431                                                            2,433
                                ---------    -------     --------         ---------         --------      --------        ---------
Balance at September 30, 2004   1,707,866    $    17     $ 17,373             $ 246         $     --      $    (38)       $ 17,598

Balance at July 1, 2005         1,711,666    $    17     $ 17,450         $   1,356         $   (43)      $   (114)       $ 18,666

Comprehensive income:
   Net income                                                                   676                                            676
   Change in unrealized gain (loss)
     on securities available for
     sale, net of tax effects                                                                                 (106)           (106)
                                                                                                                          ---------
   Total comprehensive income                                                                                                  570

Purchase of treasury stock         (1,500)                                                       (45)                          (45)

Issuance of treasury stock          1,500                       1                                 43                            44
                                ---------    -------     --------         ---------         --------      --------        --------
Balance at September 30, 2005   1,711,666    $    17     $ 17,451         $   2,032         $    (45)     $   (220)       $ 19,235
                                =========    =======     ========         =========         ========      ========        ========

                 See accompanying notes to financial statements.

                           JACKSONVILLE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                                                            Nine Months Ended
                                                                              September 30,
                                                                           2005           2004
                                                                         --------       --------
Cash flows from operating activities
     Net income                                                          $  1,486       $  1,035
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                        314            179
         Net amortization of deferred loan fees                              (113)           (63)
         Provision for loan losses                                            369            282
         Premium amortization, net of accretion                                31              8
         Increase in cash surrender value of BOLI                             (82)            --
         Gain on sale of foreclosed assets                                     --            (20)
         Issuance of treasury stock as compensation                            84             --
         Net change in accrued interest receivable and other assets          (668)           440
         Net change in accrued expenses and other liabilities                 113            688
                                                                         --------       --------
              Net cash from operating activities                            1,534          2,549

Cash flows from investing activities
     Purchases of securities available for sale                            (5,422)       (13,020)
     Proceeds from maturities of securities available for sale              4,783          6,203
     Net change in loans                                                  (34,043)       (23,992)
     Purchase of BOLI                                                      (4,500)            --
     Premises and equipment expenditures, net                                (275)          (887)
     Proceeds from sale of foreclosed assets                                   --            415
     Purchases of Federal Home Loan Bank stock                               (364)          (109)
                                                                         --------       --------
         Net cash from investing activities                               (39,821)       (31,390)

Cash flows from financing activities
     Net change in deposits                                                31,112         30,834
     Net change in short-term FHLB advances                                 2,000             --
     Net change in federal funds purchased                                    267         (4,296)
     Proceeds from long-term FHLB advances                                  3,000             --
     Proceeds from issuance of subordinated debt                               --          4,000
     Proceeds from exercise of stock options                                   48            160
     Proceeds from exercise of common stock warrants                           --          2,923
     Purchase of treasury stock                                              (128)            --
                                                                         --------       --------
         Net cash from financing activities                                36,299         33,621
                                                                         --------       --------

Net change in cash and cash equivalents                                    (1,988)         4,780
Cash and cash equivalents at beginning of period                            6,735          3,894
                                                                         --------       --------

Cash and cash equivalents at end of period                               $  4,747       $  8,674
                                                                         ========       ========

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                        $  4,545       $  2,820
         Income taxes                                                       1,069             28

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

The consolidated financial information included herein as of and for the periods ended September 30, 2005 and 2004 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2004 consolidated balance sheet was derived from the Company's December 31, 2004 audited consolidated financial statements.

NOTE 2 - STOCK-BASED COMPENSATION

On September 13, 2005, the Company granted 5,000 incentive stock options at an exercise price of $29.00 under its Stock Option Plan. The options have a term of ten years beginning on the date of grant and vest in equal increments over five years. There were no options exercised or expired/forfeited during the period. As of September 30, 2005, 197,857 options were outstanding.

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

                                                  Three Months Ended          Nine Months Ended
                                                     September 30,               September 30,
                                                  2005        2004           2005           2004
                                                -------      -------      ---------      ---------
Net income as reported                          $   676      $   317      $   1,486      $   1,035
Deduct:  Stock-based compensation expense
  determined under fair value based method           30           36             89             95
                                                -------      -------      ---------      ---------

Pro forma net income                            $   646      $   281      $    1,397     $     940
                                                =======      =======      =========      =========

Basic earnings per share as reported            $   .39      $   .20      $     .87      $     .69
Pro forma basic earnings per share                  .38          .18            .82            .63

Diluted earnings per share as reported          $   .38      $   .19      $     .83      $     .62
Pro forma diluted earnings per share                .36          .16            .78            .57

                           JACKSONVILLE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 3 - CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at September 30, 2005 and December 31, 2004:

                               Adequately
                               Capitalized      September  30, 2005     December 31, 2004
                               Requirement           Actual                    Actual
                               -----------           ------                    ------
Tier 1 Capital (to
Average Assets)
Consolidated                         >4%              9.16%                    10.09%
Bank                                 >4%              8.35%                     8.24%
Tier 1 Capital (to Risk
Weighted Assets)
Consolidated                         >4%             10.17%                    11.21%
Bank                                 >4%              9.23%                     9.17%
Total Capital (to Risk
Weighted Assets)
Consolidated                         >8%             11.08%                    12.15%
Bank                                 >8%             10.14%                    10.11%

In addition, under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. Management believes, as of September 30, 2005, that the Company and the Bank met all capital requirements to which they are subject. The Company has included in Tier 1 Capital and Total Capital the trust preferred securities that were issued in June 2004.

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

NOTE 5 - FHLB ADVANCES

FHLB advances at September 30, 2005 consisted of $3,000,000 fixed rate and $2,000,000 variable rate advances. The interest rate on the fixed portion of the advance, which matures April 11, 2008, is 4.36%. The interest rate on the variable portion of the advance, which adjusts daily, was 4.16% at September 30, 2005. The advances are collateralized by a blanket lien on the Company's residential and commercial real estate loan portfolio. The Company had no FHLB advances outstanding at December 31, 2004.

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General

Jacksonville Bancorp, Inc. ("Bancorp") was incorporated on October 24, 1997 and was organized to conduct the operations of The Jacksonville Bank (the "Bank"), collectively (the "Company"). The Bank is a Florida state-chartered commercial bank that opened for business on May 28, 1999, and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals in the greater Jacksonville area of Northeast Florida. During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary. The primary business activities of Fountain Financial, Inc. consist of referral of our customers to third parties for the sale of insurance products.

Forward Looking Statements

"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Quantitative and Qualitative Disclosures About Market Risk" contain various forward-looking statements with respect to financial performance and business matters. Such statements are generally contained in sentences including the words or phrases "will likely result," "are expected to," "is anticipated," or "estimate," "project" or "believe." The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including changes in local economic conditions, changes in regulatory requirements, fluctuations in interest rates, demand for products, and competition, and, therefore, actual results could differ materially from those contemplated by the forward-looking statements. In addition, the Company assumes no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

Business Strategy

Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. We also invest in mortgage-backed securities backed by the United States Government, and agencies thereof, as well as municipal tax-exempt bonds. Our profitability depends primarily on our net interest income, which is the difference between the income we receive from our loan and securities investment portfolios and our costs incurred on our deposits, FHLB advances, and other sources of funding. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income is generated as the relative amounts of interest-earning assets grow in relation to the relative amounts of interest-bearing liabilities. In addition, the level of noninterest income earned and noninterest expenses incurred also affects profitability. Included in noninterest income are service charges earned on deposit accounts, increases in cash surrender value of Bank Owned Life Insurance ("BOLI"), which is further discussed below, and mortgage origination fees. Included in noninterest expense are costs incurred for salaries and employee benefits, occupancy and equipment expenses, marketing and advertising expenses, federal deposit insurance premiums and legal and professional fees.

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on interest-earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses and maintaining strong asset quality. We have initiated programs to expand our scope of services and achieve these goals. We have strategically transformed our deposit portfolio from national time deposits to local core deposits, thus reducing our cost of funds and increasing our net interest margin. We have advanced the interest of the Bank by attracting and retaining the best available personnel for positions of responsibility which we believe will provide us with a competitive edge in the local banking industry. In the third quarter, we acquired additional municipal securities which we expect will increase tax-free interest income. In the fourth quarter, the Bank will launch a business banking initiative, including an overdraft privilege program, for its customers which will likely result in additional noninterest fee income. In addition, the Bank announced the opening of its fourth and fifth locations in key areas of Jacksonville, which will give us additional visibility and access to businesses and individuals and will likely result in additional loan and deposit growth. The additional locations are expected to open in the first quarter of 2006.

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Our operations are influenced by the local economic conditions and by policies of financial institution regulatory authorities. Fluctuations in interest rates, due to factors such as competing financial institutions as well as the Federal Reserve, impact interest-earnings assets and our cost of funds, and thus our net interest margin. In addition, the local economy and real estate market of Northeast Florida and the demand for our products and loans impact our margin. The local economy and viability of local businesses can also impact the ability of our customers to make payments on loans, thus impacting our loan portfolio. The Company evaluates these factors when valuing its allowance for loan losses and believes that the local economy and real estate market remain strong and have not shown signs of weakness or potential downturn. In addition, the Company believes its underwriting procedures are relatively conservative and, as a result, the Company should not be any more affected than the overall market in the event of economic downturn.

As stated above, fluctuations in interest rates impact our yield on interest-earning assets and our cost of funds, and thus our net interest margin. Beginning in June of 2004, the Federal Reserve implemented a tightening policy that has resulted in eleven interest rate increases in the prime rate, which was 6.75% at October 1, 2005. These rate increases have improved our interest margin on our earning assets, but also serve to increase our cost of funds by increasing interest rates paid on deposits tied to the prime rate, as well as rates charged on FHLB advances and other borrowings. The Company's balance sheet is currently asset sensitive; therefore, rate sensitive assets exceed rate sensitive liabilities. As interest rates continue to rise, we expect an increase in interest margin.

Introduction

In the following pages, management presents an analysis of the financial condition of Jacksonville Bancorp, Inc. as of September 30, 2005 compared to December 31, 2004, and the results of operations for the three and nine months ended September 30, 2005 compared with the same periods in 2004. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Total assets increased $37.9 million, or 17%, from $223.7 million at December 31, 2004 to $261.6 million at September 30, 2005. During the nine months ended September 30, 2005, the Company experienced net loan growth of $33.8 million, or 18%. The increase in net loans was driven by increases in commercial real estate loans of $28.2 million, or 24%, and residential real estate loans of $7.7 million, or 15.4%. In addition, the Company acquired $4.5 million of Bank-Owned Life Insurance (BOLI) on May 10, 2005. The Company funded the increase in earning assets through an increase in deposits of $31.1 million, as well as an increase in FHLB advances of $5 million.

As previously discussed, the Company entered into a $4.5 million BOLI contract on May 10, 2005. The investment was originally recorded at the premium amount, and increases in cash surrender value are recognized as tax-free noninterest income. During the current quarter, the Company has recognized approximately $52,000 in income, and the investment is valued at $4,582,000.

Total deposits increased $31.1 million, or 15.5%, from $201.2 million at December 31, 2004 to $232.3 million at September 30, 2005. During the nine months ended September 30, 2005, noninterest bearing deposits increased $15.7 million to $43.5 million, and money market, NOW and savings deposits increased $28.7 million to $123.1 million. Average core deposit growth of $62.4 million, or 81.5%, over the first nine months of 2004 has lessened the Company's dependence on the national CD market, which contributed favorably to our risk profile. As part of the Company's strategic decision to reduce its costs of funds and risk profile, it has shifted its focus from national certificates of deposit to obtaining lower cost core deposits from local customers. As a result, time deposits decreased $13.4 million to $65.7 million at September 30, 2005, and the certificate of deposit portfolio as a percent of total deposits declined to 28.3% at September 30, 2005 from 39.3% at December 31, 2004. Almost all certificates of deposit held by the Company mature in less than five years with the majority maturing in the next year.

Investment securities available for sale increased $480,000 to $23.6 million at September 30, 2005. During the nine months ended September 30, 2005, we purchased $5.4 million of securities and received $4.8 million in proceeds from maturities and principal repayments. Of the $5.4 million of securities purchased in the current year, approximately $3.2 million were invested in tax-exempt municipal securities.

FHLB advances at September 30, 2005 consisted of $3,000,000 fixed rate and $2,000,000 variable rate advances. The interest rate on the fixed portion of the advance, which matures April 11, 2008, is 4.36%. The interest rate on the variable portion of the advance, which adjusts daily, was 4.16% at September 30, 2005. The advances are collateralized by a blanket lien on the Company's residential and commercial real estate loan portfolio. The Company had no FHLB advances outstanding at December 31, 2004.

Total stockholders' equity increased by $1,431,000, or 8.04%, from $17,804,000 at December 31, 2004 to $19,235,000 at September 30, 2005. The increase is attributable to net income of $1,486,000. At September 30, 2005, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 1,713,166 shares were issued and 1,711,666 shares were outstanding. In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at September 30, 2005.

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and 2004

Net Income

Net income increased $451,000, or 43.6%, from $1,035,000 for the nine months ended September 30, 2004 to $1,486,000 for the nine months ended September 30, 2005. Diluted earnings per share increased $.21 from $.62 for the nine months ended September 30, 2004 to $.83 for the nine months ended September 30, 2005. This increase in net income and diluted earnings per share was due to an increase in net interest income and noninterest income, offset by an increase in provision for loan losses, noninterest expenses and income tax expense. Net interest income increased as a result of an increase in interest-earning assets, as well as an increase in the average interest rates earned on those assets. Interest income earned on loans increased $3.3 million to $10.4 million for the nine months ended September 30, 2005. Salaries and employee benefits accounted for the largest portion of the increase in noninterest expenses. The increase in income tax expense was directly related to the increase in net income.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, increased $1,604,000, or 32.0% from $5,009,000 for the nine months ended September 30, 2004 to $6,613,000 for the nine months ended September 30, 2005. This increase resulted from an increase in interest income of $3,371,000, offset by an increase in interest expense of $1,767,000. The average net interest rate spread increased 10 basis points from 3.15% for the nine months ended September 30, 2004 to 3.25% for the nine months ended September 30, 2005. Refer to the table on the following page for a detailed analysis of the increase in net interest income.

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Net Interest Income (continued from previous page)

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and stockholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                                   Nine Months Ended September 30,
                                                -------------------------------------------------------------------
                                                             2005                                2004
                                                ------------------------------      -------------------------------
                                                  Average              Average         Average             Average
                                                  Balance    Interest   Rate           Balance   Interest   Rate
                                                  -------    --------   ----           -------   --------   ----
                                                                       (Dollars in thousands)
Interest-earning assets:
     Loans (1)                                  $   205,966  $ 10,405    6.75%      $   164,782  $  7,073     5.73%
     Securities                                      23,869       730    4.09            17,754       660     4.97
     Other interest-earning assets (2)                1,938        36    2.48             8,284        67     1.08
                                                -----------  --------               -----------  --------
         Total interest-earning assets (3)          231,773    11,171    6.44           190,820     7,800     5.46
                                                             --------                            --------
     Noninterest-earning assets (4)                  10,034                               7,117
                                                -----------                         -----------

         Total assets                           $   241,807                         $   197,937
                                                ===========                         ===========

Interest-bearing liabilities:
     Savings and NOW deposits                   $    22,200  $    201    1.21        $   21,339  $    129      .81
     Money market deposits                           84,921     2,268    3.57            34,439       535     2.08
     Time deposits                                   71,672     1,704    3.18           104,116     2,074     2.66
     FHLB advances                                    7,473       196    3.51                --        --       --
     Subordinated debt                                4,000       177    5.92             1,547        50     4.32
     Other interest-bearing liabilities (5)             523        12    3.07               245         3     1.64
                                                -----------  --------               -----------  --------
         Total interest-bearing liabilities         190,789     4,558    3.19           161,686     2,791     2.31
                                                             --------                            --------
     Noninterest-bearing liabilities                 32,698                              21,851
     Stockholders' equity                            18,320                              14,400
                                                -----------                         ------------
         Total liabilities and
           stockholders' equity                 $   241,807                         $   197,937
                                                ===========                         ===========

Net interest income                                          $  6,613                            $  5,009
                                                             ========                            ========

Interest rate spread (6)                                                 3.25%                                3.15%
                                                                         ====                                 ====
Net interest margin (7)                                                  3.81%                                3.51%
                                                                         ====                                 ====

1)    Includes nonaccrual loans.
2)    Includes federal funds sold.
3) Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.
4) For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
5)    Includes federal funds purchased.
6) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
7) Net interest margin is net interest income divided by average interest-earning assets.

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

                                                        Nine Months Ended September 30,
                                                             2005 Versus 2004 (1)
                                                    Increase (decrease) due to changes in:
                                                    --------------------------------------
                                                                                     Net
                                                    Volume           Rate          Change
                                                 -------------  ------------    -------------
                                                            (Dollars in thousands)
     Interest income:
         Loans                                   $      1,951   $      1,381    $      3,332
         Securities                                       201           (131)             70
         Other interest-earning assets                    (76)            45             (31)
                                                 -------------  ------------    -------------
     Total interest income                              2,076          1,295           3,371
                                                 ------------   ------------    ------------

     Interest expense:
         Savings and NOW deposits                           5             67              72
         Money market deposits                          1,163            570           1,733
         Time deposits                                   (723)           353            (370)
         FHLB advances                                    196             --             196
         Subordinated debt                                103             24             127
         Other interest-bearing liabilities                 5              4               9
                                                 ------------   ------------    ------------
     Total interest expense                               749          1,018           1,767
                                                 ------------   ------------    ------------

     Increase in net interest income             $      1,327   $        277    $      1,604
                                                 ============   ============    ============

_______________
1) The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Net interest income increased by $1,604,000, or 32.0%, from $5,009,000 for the first nine months of 2004 to $6,613,000 for the current nine-month period. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $1,327,000 and a positive rate variance of $277,000.

Volume Variance. When comparing the first nine months of 2005 to the same period last year, the Company experienced substantial growth in its loan portfolio, with the most significant impact occurring in commercial real estate and residential real estate loans. The Company also experienced growth in core deposit products, with the largest increase occurring in money market deposit accounts. In addition, the Company utilized the increase in non-interest bearing deposits to invest in interest-earning assets, which contributed to the positive volume variance. The aggregate positive impact of the loan and core deposit growth largely comprised the positive volume variance of $1,327,000 and is further enhanced by the positive impact on net interest margin discussed in the "Rate Variance" section that follows.

Rate Variance. The increases in the Federal Funds rate by the Federal Reserve, along with the growth in low cost core deposits, and the resulting positive impact on net interest margin is the primary reason for the positive rate variance of $277,000. The average rate earned by the Company on interest-earning assets increased by 98 basis points to 6.44% for the nine months ended September 30, 2005, whereas, the average rate paid by the Company on interest-bearing liabilities increased 88 basis points to 3.19% for the same period. Therefore, the average rate earned on interest-earning assets was greater than the average rate paid on interest-bearing liabilities, thus contributing to the positive rate variance.

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Net Interest Margin. Net interest margin increased by 30 basis points from 3.51% to 3.81% when comparing the first nine months of 2005 to the same period last year. When applied to average total interest-earning assets of approximately $231.8 million for the first nine months of 2005, the improvement in net interest margin results in an increase in net interest income of approximately $1,604,000. The increase in net interest margin occurred primarily due to an increase in the yield on earning assets offset somewhat by an increase in net funding costs from deposit growth as well as the increase in FHLB advances. The Company experienced a negative rate variance of $131,000 in its securities portfolio during the quarter. This resulted from a strategic decision made during the fourth quarter of 2004 to restructure the investment portfolio to mitigate duration risk which resulted in transitioning to lower yielding short-term investments. An increase in both the average rate earned and funding costs primarily was the result of nine increases, or a total of 250 basis points, in the Federal Funds rate from September 30, 2004 to September 30, 2005. Variable rates adjusted to increasing rates, and proceeds from maturity, amortization and prepayment of loans and securities continued to be invested at higher rates, mitigating the rising costs of core funding.

Management believes that available yields will continue to rise in 2005 and that the increase will have a positive impact on the net interest margin.

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

The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans. The evaluations take into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. The level of allowance for loan loss is also impacted by increases and decreases in loans outstanding, because either more or less allowance is required as the amount of the Company's credit exposure changes. To the extent actual loan losses differ materially from management's estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of provision for loan loss, and related allowance can, and will, fluctuate.

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

Asset Quality

The Company has identified certain assets as nonperforming. These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and foreclosed real estate. Loans are placed on nonaccrual status when management has concerns regarding its ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due. These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. Loans are impaired when it is considered probable that management will not collect the outstanding loan principal and interest amounts or realize the full carrying value of the loan. The Company's nonperforming assets at September 30, 2005 and December 31, 2004 are as follows:

                                                                       September 30,      December 31,
                                                                           2005               2004
                                                                           ----               ----
                                                                            (Dollars in thousands)
     Nonaccruing loans                                                $          310    $           654
     Loans past due over 90 days still on accrual (1)                            190                 --
                                                                      --------------    ---------------
     Total nonperforming loans                                                   500                654
     Foreclosed assets, net                                                       --                 --
                                                                      --------------    ---------------
     Total nonperforming assets                                       $          500    $           654
                                                                      ==============    ===============

     Allowance for loan losses                                        $        2,103    $         1,843

     Nonperforming assets as a percent of total assets                          .20%               .29%
     Nonperforming loans as a percent of gross loans                            .23%               .34%
     Allowance for loan losses as a percent of nonperforming loans           420.60%            281.80%

_____________________
1) The $190,000 loans past due over ninety days and still on accrual was comprised of one outstanding loan which was collected in full on October 19, 2005.

Allowance and Provision for Loan Losses

The allowance for loan losses grew by $260,000 during the first nine months of 2005, amounting to $2,103,000 at September 30, 2005 as compared to $1,843,000 at December 31, 2004. The allowance represented approximately .94% and .97% of total loans at both dates, respectively. During the first nine months of 2005, the Company had loan charge-offs of $109,000, no recoveries and recorded a $369,000 provision for loan losses compared to charge-offs of $30,000, recoveries of $12,000 and a provision for loan losses of $282,000 for the first nine months of 2004. The larger provision for loan losses in 2005 resulted primarily from the increase in loans outstanding.

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The allowance for loan losses is the amount that management currently believes will be adequate to absorb estimated probable losses in the Company's loan portfolio. Our process for assessing the adequacy of the allowance for loan losses and the resultant need, if any, for periodic provisions to the allowance charged to income, includes both individual loan analyses and loan pool analyses. Individual loan analyses are periodically performed on loan relationships of a significant size or when otherwise deemed necessary. Individual loans identified through this analysis are then divided into the following risk categories: Special Mention, Substandard, and Doubtful. When appropriate, a specific reserve will be established for individual loans. Otherwise, we allocate an allowance for each risk category based on factors such as historical loss rate, concentrations of credit risk, and recent trends in loan loss history. The remaining unallocated reserve is then analyzed for sufficiency based on factors such as changes in national and local economic conditions, perceived strength of our lending staff, loan portfolio concentrations and growth rate. At September 30, 2005, the Company had allocated approximately $469,000 to loans categorized as either Special Mention or Substandard. In addition, the Company had placed a specific reserve of approximately $121,000 on two loans as a result of the individual loan analysis.

Based on the results of the analysis performed by management at September 30, 2005, the allowance for loan loss is considered to be adequate to absorb estimated loan losses in the portfolio as of that date. As more fully discussed in the "Application of Critical Accounting Policies" section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

The amount of future charge-offs and provisions for loan losses will be affected by, among other things, economic conditions in Jacksonville, Florida, and the surrounding communities. Such conditions could affect the financial strength of the Company's borrowers and do affect the value of real estate collateral securing the Company's mortgage loans. Loans secured by real estate represent approximately 91% of the Company's total loans outstanding at September 30, 2005. In recent years, economic conditions in Jacksonville and the surrounding communities have been strong and real estate values have continued to grow. However, such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Company's borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Company's underwriting policies are relatively conservative and, as a result, the Company should not be any more affected than the overall market.

Future provisions and charge-offs could also be affected by environmental impairment of properties securing the Company's mortgage loans. Under the Company's current policy, an environmental audit is required on practically all commercial-type properties that are considered for a mortgage loan. At the present time, the Company is not aware of any existing loans in the portfolio where there is environmental pollution existing on the mortgaged properties that would materially affect the value of the portfolio.

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Noninterest Income, Noninterest Expense, and Income Taxes

Noninterest income was $739,000 for the nine months ended September 30, 2005, compared to $629,000 for the 2004 period. The increase was primarily due to an increase in other income of $127,000 driven by the $82,000 increase in cash surrender value of the BOLI asset recorded as tax-free noninterest income. Service charges on deposit accounts remained relatively flat at approximately $490,000 in 2005 and 2004.

Noninterest expense increased to $4,638,000 for the nine months ended September 30, 2005, from $3,696,000 for the nine months ended June 30, 2004. Salaries and employee benefits was the largest noninterest expense increasing $528,000 to $2,354,000 for the 2005 period. Between September 30, 2004 and September 30, 2005, the Company made significant investments to position itself for the future by increasing the experience and talent of its personnel. Total full-time employees increased during the period, including the addition of a risk manager, human resources manager, residential mortgage solicitor, cash management officer, and senior commercial banker, enhancing the overall talent and experience level of the Bank's management. In addition, the Company built out and relocated its main office and headquarters to a new location in the heart of downtown Jacksonville, which accounted for a portion of the $324,000 increase in occupancy and equipment expenses. Professional fees increased $45,000 due to additional audit and legal expenses, as well as costs incurred to ensure compliance with the Sarbanes-Oxley Act of 2002, in particular with Section 404 of the Act.

Income taxes for the nine months ended September 30, 2005 were $859,000 (an effective rate of 36.72%) compared to income taxes of $625,000 for the nine months ended September 30, 2004 (an effective tax rate of 37.62%). This increase was mainly due to the increase in net income.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004

Net income for the third quarter of 2005 was $676,000, or $.38 per share, as compared to $317,000, or $.19 per share, earned for the same quarter last year. The increase in net income is attributable to an increase in net interest income of $646,000 and an increase in noninterest income of $72,000, partially offset by an increase in noninterest expense.

Net interest income increased by $646,000, or 36%, from $1,796,000 for the third quarter of 2004 to $2,442,000 for the current quarter. The increase is primarily comprised of a positive volume variance of $486,000 and a positive rate variance of $160,000. The reasons for the positive volume variance and positive rate variance are the same as those discussed above with respect to the nine-month periods.

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

Capital

The Company's capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Company's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 11.08%, 10.17% and 9.16%, respectively, at September 30, 2005.

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Company has included the $4.0 million of trust preferred securities that were issued in June 2004 in its Tier 1 Capital and Total Capital. Inclusion of the trust preferred securities has increased the Company's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios by 173, 174 and 155 basis points, respectively, at September 30, 2005.

Cash Flows and Liquidity

Cash Flows. The Company's primary sources of cash are deposit growth, maturities and amortization of investment securities, operations, FHLB advances and federal funds purchased. The Company uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to reduce borrowings and to purchase investment securities. During the first nine months of 2005, the Company's cash and cash equivalent position decreased by $1.99 million. Net cash provided by operating activities was $1.5 million and $2.5 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease in cash from the nine months ended September 30, 2004 to the current period mainly resulted from an increase in cash disbursed for loans of approximately $10.0 million, cash paid for BOLI of $4.5 million, net of an increase in cash deposits of $0.3 million and FHLB advances of $5.0 million.

Liquidity. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold. At September 30, 2005, the Company had $23,680,000 in federal funds sold and available-for-sale securities not subject to pledge agreements.

The Company's primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company's deposit base consists of both core deposits from businesses and consumers in its local market area and brokered deposits. The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the Federal Home Loan Bank and other commercial banks. These lines in the aggregate amount of approximately $66.7 million do not represent legal commitments to extend credit on the part of the other banks.

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that a financial institution will be adversely impacted by unfavorable changes in market prices. These unfavorable changes could result in a reduction in net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities.

The Company has determined that interest rate risk is its predominant market risk. The Company is currently in an asset-sensitive position; therefore, a significant decline in interest rates may adversely impact net interest income.

The Company monitors its market risk and does not believe that there have been any material changes in its market risk exposure since December 31, 2004.

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

Item 6.    Exhibits

      (a)   Exhibit No. 3.1:  Articles of Incorporation of the Company (1)

            Exhibit No. 3.2:  Amended Bylaws of the Company (2)

            Exhibit No. 3.3:  Amendment to Amended and Restated Bylaws of the
                              Company

            Exhibit No. 10:   Absolute Net Lease between Hwy 17 Investors, Inc.
                              and The Jacksonville Bank dated September 1, 2005

            Exhibit No. 31.1: Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

            Exhibit No. 31.2: Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

            Exhibit No. 32:   Certification pursuant to 18 U.S.C. Section 1350,
                              as adopted pursuant to Section 906 of the
                              Sarbanes-Oxley Act of 2002
      ____________________
      (1) Incorporated herein by reference from the Exhibits to Form SB-2, Registration Statement and amendments thereto, as effective on September 30, 1998, Registration No. 333-64815.

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


Date:  November 10, 2005                 /s/ Gilbert J. Pomar, III
                                         ---------------------------------------
                                         Gilbert J. Pomar, III
                                         President and Chief Executive Officer


Date:  November 10, 2005                 /s/ Valerie A. Kendall
                                         ---------------------------------------
                                         Valerie A. Kendall
                                         Executive Vice President
                                         and Chief Financial Officer