Form 10-K
period 2005-12-31
JACKSONVILLE BANCORP INC /FL/
filed 2006-03-24
CIK 1071264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to ____________.

      Commission file number 000-30248
                             ---------

                           JACKSONVILLE BANCORP, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

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

                                 (904) 421-3040
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None.

           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                Yes | | No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                Yes | | No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                           |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
                                                                Yes | | No |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                Yes | | No |X|

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $28.13 on June 30, 2005) was approximately $33,590,624 [as of the last business day of registrant's most recently completed second quarter].

There were 1,721,009 shares of common stock as of March 1, 2006.

                      DOCUMENTS INCORPORATED BY REFERENCE
         Portions of the registrant's Definitive Proxy Statement for the
      2006 Annual Meeting of Shareholders are incorporated by reference in
                    Parts II and III of this Annual Report.

                                TABLE OF CONTENTS

   Description                                                            Page
--------------------------------------------------------------------------------

   PART I
   Item 1.    Description of Business......................................3
                 Forward-Looking Statements................................3
                 General...................................................3
                 Market Area and Competition...............................3
                 Deposits..................................................4
                 Loan Portfolio............................................5
                 Investments...............................................6
                 Employees.................................................6
                 Data Processing...........................................6
                 Regulation and Supervision................................6


   Item 1A.   Risk Factors.................................................8

   Item 2.    Description of Properties...................................12

   Item 3.    Legal Proceedings...........................................12

   Item 4.    Submission of Matters to a Vote of Security Holders.........13
--------------------------------------------------------------------------------

   PART II
   Item 5.    Market for Registrant's Common Equity and Related
                 Shareholder Matters......................................13

   Item 6.    Selected Financial Data.....................................14

   Item 7.    Management's  Discussion and Analysis of Financial
                 Condition and Results of Operations......................15

   Item 7A.   Quantitative and Qualitative Disclosures about Market
                 Risk.....................................................32

   Item 8.    Financial Statements and Supplementary Data.................33

   Item 9.    Changes in and  Disagreements  with Accountants on
                 Accounting and Financial Disclosure......................34

   Item 9A.   Controls and Procedures.....................................34
--------------------------------------------------------------------------------

   PART III
   Item 10.   Directors and Executive Officers............................35

   Item 11.   Executive Compensation......................................35

   Item 12.   Security Ownership of Certain Beneficial Owners and
                 Management...............................................35

   Item 13.   Certain Relationships and Related Transactions..............35

   Item 14.   Principal Accountant Fees and Services......................35
--------------------------------------------------------------------------------

   PART IV
   Item 15.   Exhibits....................................................35

              Signatures..................................................37

                   Notice Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking statements. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive, and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words "estimate", "project", "anticipate", "intend", "believe", "expect", and similar expressions, are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by these statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans and may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives, or other plans. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

Unless the context requires otherwise, references in this report to "the Company," "we," "us," or "our" refer to Jacksonville Bancorp, Inc., its wholly owned subsidiary, The Jacksonville Bank, and the Bank's wholly owned subsidiary, Fountain Financial, Inc., on a consolidated basis. References to "Bancorp" denote Jacksonville Bancorp, Inc.; The Jacksonville Bank is referred to as the "Bank".

ITEM 1. DESCRIPTION OF BUSINESS

General
We were incorporated under the laws of the State of Florida on October
24, 1997 for the purpose of organizing the Bank. Bancorp is a one-bank holding company owning 100% of the outstanding shares of the Bank. Our only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). The Bank opened for business on May 28, 1999 and currently provides a variety of community banking services to businesses and individuals through its four offices in Jacksonville, Duval County, Florida. The Bank will open its fifth office in the second quarter of 2006.

We offer a variety of competitive commercial and retail banking services. In order to compete with the financial institutions in the market, we use our independent status to the fullest extent. This includes an emphasis on specialized services for small business owners along with the professional and personal relationships of our officers, directors and employees. Loan participations are arranged for customers whose loan demands exceed legal lending limits. Our product lines include personal and business online banking and sweep accounts tied to Goldman Sachs proprietary funds, in addition to our traditional banking products. In 2002, we began offering standard mortgage products with various long-term fixed rate alternatives, pursuant to an agreement with PHH Mortgage Services. Furthermore, through our subsidiary, Fountain Financial, Inc., and our marketing agreement with New England Financial (an affiliate of MetLife), we are able to meet the investment and insurance needs of our customers.

Substantial consolidation of the Florida banking market has occurred since the early 1980's. As more out-of-state bank holding companies enter the Florida market, we believe that the number of depository institutions headquartered and operating in Florida will continue to decline. Our marketing programs focus on the advantages of local ownership and management, personal service and customer relationships. Particular emphasis is placed on building personal face-to-face relationships. Our management and business development teams have extensive experience with individuals and companies within our targeted market segments in the Jacksonville area. Based on our experience, we believe that we have been and will continue to be effective in gaining market share.

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

Deposits
We offer a wide range of deposit accounts, including commercial and retail checking, money market, individual retirement and statement savings accounts, and certificates of deposit with fixed rates and a range of maturity options. Our sources of deposits are primarily residents, businesses, and employees of businesses within our market areas, obtained through personal solicitation by our officers and directors, direct mail solicitation, and advertisements published in the local media. We also have the ability to obtain deposits from the "national CD market" as an additional source of funding. We pay competitive interest rates on interest-bearing deposits. In addition, our service charge schedule is competitive with other area financial institutions, covering such matters as maintenance and per item processing fees on deposit accounts and special handling charges. We are also part of the Star, Cirrus, Presto and Plus ATM networks, and a member of VISA.

Lending Activities
Our board of directors has adopted certain policies and procedures to guide individual loan officers in carrying out lending functions. The board of directors has formed a Directors' Loan Committee and appointed six directors to provide the following oversight:
      o ensure compliance with loan policy, procedures and guidelines as well as appropriate regulatory requirements;
      o approve secured loans above an aggregate amount of $500,000 and unsecured loans above an aggregate amount of $100,000 to any entity and/or related interests;
      o monitor overall loan quality through review of information relative to all new loans;
      o     approve lending authority for individual officers;
      o     monitor our loan review systems; and
      o     review the adequacy of the loan loss reserve.
The board of directors realizes that occasionally loans need to be made which fall outside the typical policy guidelines. Consequently, the Chief Executive Officer and Senior Loan Officer have the authority to make certain policy exceptions on secured loans up to $500,000. In addition, the Chief Executive Officer and Senior Loan Officer have the authority to make certain policy exceptions on unsecured loans up to $100,000 and $20,000, respectively. Policy exceptions on secured and unsecured loans greater than $500,000 and $100,000, respectively, must be approved by the Directors' Loan Committee, and the full board of directors reviews reports of all loans and policy exceptions at its regular meetings. Additionally, the Bank has an independent company that also evaluates the quality of loans and determines if loans are originated in accordance with the guidelines established by the board of directors.

We recognize that credit losses will be experienced and the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral, as well as general economic conditions. We intend to maintain an adequate allowance for loan losses based on, among other things, industry standards, management's experience, historical loan loss experience, evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. We follow a conservative lending policy, but one which permits prudent risks to assist businesses and consumers primarily in our principal market areas. Interest rates vary depending on our cost of funds, the loan maturity, the degree of risk, and other loan terms. As appropriate, some interest rates are adjustable with fluctuations in the "prime" rate. The long term loan-to-deposit ratio target is 85% to 90%. We believe this range will allow us to meet the credit needs of customers while maintaining adequate liquidity.

Loan Portfolio Composition

The composition of the Bank's loan portfolio at December 31, 2005 and 2004 is indicated below, along with the growth from the prior year.

                                                                                                     % Increase
                               Total Loans      % of Total        Total Loans      % of Total      (Decrease) from
                               December 31,        Loans          December 31,        Loans          December 31,
    (dollars in thousands)         2005                               2004                           2004 to 2005
----------------------------------------------------------------------------------------------------------------------
Real estate mortgage loans:
    Commercial               $       135,115             56.1%  $       113,761             59.9%             18.8%
    Residential                       57,985             24.7%           46,663             24.6%             24.3%
    Construction(1)                   20,245             10.2%            5,621              3.0%            260.2%
    Farmland                             900              0.4%            2,160              1.0%            (58.3)%
Commercial loans                      16,681              7.1%           15,855              8.3%              5.2%
Consumer loans                         3,461              1.5%            6,013              3.2%            (42.4)%
                             ---------------  ---------------   ---------------  ---------------   ---------------
    TOTAL                    $       234,387            100.0%  $       190,073            100.0%             23.3%
                             ===============  ===============   ===============  ===============   ===============

(1) Of the $20,245 construction loans at December 31, 2005, $18,832 are permanent commercial real estate loans in the construction phase.

Our nonperforming loans as a percentage of gross loans decreased from 0.34% at December 31, 2004 to 0.33% at December 31, 2005.

Commercial Loans
Commercial loans are primarily underwritten on the basis of the borrowers' ability to service such debt from income. As a general practice, we take as collateral a security interest in any available real estate, equipment, or other chattel, although loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets.

Commercial Real Estate
Commercial real estate loans are typically segmented into three categories: owner occupied commercial properties, properties used by non-profit organizations (i.e., churches and schools) and commercial properties leased to third parties for investment purposes. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policy as approved by the Board of Directors. Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors.

Residential
Residential real estate loans include loans secured by first or second mortgages on one to four family residential properties. Loans in the residential real estate portfolio are underwritten in accordance with policies set forth and approved by the Board of Directors, including repayment capacity and source, value of the underlying property, credit history and stability.

Other
Consumer loans are extended for various purposes, including purchases of automobiles, recreational vehicles, and boats. We also offer home improvement and second mortgage loans, home equity loans and lines of credit, personal loans, and deposit account collateralized loans. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to ten years.

Loan Referral Programs
Referred residential mortgage loans are underwritten and closed by a third party lender. We are paid a fee for procuring these loans.

Additionally, during the third quarter of 2005, the Bank entered into a loan referral agreement with a third party lender whereby we can offer an unsecured line of credit up to $100,000 to small business customers. The product, which is branded by The Jacksonville Bank, is underwritten and closed by the third party. We are paid a fee for each referral in addition to participating in a revenue sharing arrangement on outstanding balances. The program was kicked off in the fourth quarter.

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

Employees
As of December 31, 2005, the Bank had 46 employees, 45 of whom were full time. Except for certain officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. Management believes Company relations have been good.

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

While not its only source of income, the primary source of Bancorp's income is expected to be dividends from the Bank. A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank's capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows. No bank may pay a dividend at any time that the total of net income for the current year when combined with retained net income from the preceding two years produces a loss. The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

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

The FDICIA also required each federal banking agency to prescribe, and the Federal Reserve Board and the FDIC have adopted, for all insured depository institutions and their holding companies, safety and soundness standards relating to such items as: internal controls, information and audit systems, asset quality, loan documentation, classified assets, credit underwriting, interest-rate risk exposure, asset growth, earnings, compensation, fees and benefits, valuation of publicly traded shares, and such other operational and managerial standards as the agency deems appropriate. Finally, each federal banking agency was required to prescribe standards for employment contracts and other compensation arrangements with executive officers, employees, directors, and principal shareholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss. If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement a plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until corrected, may impose further restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA. Both the capital standards and the safety and soundness standards that the FDICIA implements were designed to bolster and protect the deposit insurance fund.

In response to the directives issued under the FDICIA, the regulators have adopted regulations which, among other things, prescribe the capital thresholds for each of five established capital categories. The following table reflects these capital thresholds:

                                Total Risk-Based    Tier 1 Risk-Based         Tier 1
                                  Capital Ratio       Capital Ratio       Leverage Ratio
                                -----------------   -----------------   -----------------
Well capitalized (1)              10%                 6%                  5%
Adequately capitalized (1)        8%                  4%                  4%(2)
Undercapitalized (3)              Less than 8%        Less than4%         Less than 4%
Significantly undercapitalized    Less than 6%        Less than 3%        Less than 3%
Critically undercapitalized       --                  --                  Less than 2%

(1)   An institution must meet all three minimums.
(2) 3% for composite 1 rated institutions, subject to appropriate federal banking agency guidelines.
(3) An institution falls into this category if it is below the adequately capitalized level for any of the three capital measures.

Under these capital categories, the Bank is classified as well capitalized. At December 31, 2005, the Bank's total risk-based capital and Tier 1 risk-based capital ratios were 10.17% and 9.25%, respectively. The Tier 1 leverage ratio was 8.34% as of the same date.

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

For Additional Information

We are required to comply with the informational requirements of the Exchange Act and, accordingly, we file annual reports, quarterly reports, current reports, proxy statements and other information with the SEC. You may read or obtain a copy of these reports at the SEC's public reference room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the public reference room and their copy charges by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains registration statements, reports, proxy information statements and other information regarding registrants that file electronically with the SEC. The address of the website is http://www.sec.gov.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a number of risks. Before making an investment decision, you should carefully consider all of the risks. If any of the events contemplated by the risk factors discussed below actually impact us, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our common stock could decline.

RISKS RELATED TO OUR BUSINESS

Since we commenced operations in 1999, we have had a relatively short history of experiencing profits.

We rely on the profitability of the Bank to provide funding for our operations. We can not assure you that we will consistently operate profitably in the future. While we project that the Bank will be profitable in all future periods, we are unable to assure you that we will earn profits as projected, that we will be able to maintain profitability, or that the Bank will be able to consistently fund our ongoing operations.

We are not certain that our capital will be adequate to continue to support the current rate of growth.

Future capital requirements depend on many factors, including the ability to successfully attract new customers and provide additional services, the timing of opening new branch locations, and our profitability levels. If adequate capital is not available, we will be subject to an increased level of regulatory supervision, we may not be able to expand our operations, and our business operating results and financial condition could be adversely affected.

We may require additional capital in the future, which could result in dilution of your ownership interest.

Any capital that is likely to be generated by our operations over the next several years is expected to be needed to continue expanding our operations. Additionally, current proposed FDIC guidance entitled, Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices, addresses high and increasing concentrations of commercial real estate loans. If the proposed regulation is passed, additional capital levels could be required. If we sell additional equity securities to meet capital requirements or finance future growth and expansion of our operations, such sale could result in significant dilution of your ownership percentage.

Customers may not repay their loans, which could have a material adverse effect on our profitability.

The risk that customers may fail to repay their loans is inherent in any bank lending relationship. If our loans are not repaid in accordance with the loan terms, it could have a material adverse effect on our earnings and overall financial condition as well as the value of our common stock. We focus our lending activity in commercial, commercial real estate, residential, home equity and consumer loans.

Our management attempts to minimize credit exposure by carefully monitoring the concentration of loans within specific industries and through loan application and approval procedures. However, we are unable to assure you that such monitoring and procedures will reduce lending risks. Credit losses can cause insolvency and failure of a financial institution and, in such event, shareholders could lose their entire investment.

Our business focus in the Jacksonville area of Florida could make us vulnerable to adverse economic conditions in the area.

Our operations are materially affected by and sensitive to the economy of our market areas in northeastern Florida, and are particularly impacted by the economic conditions in Duval County and the Jacksonville metropolitan area. Because our business is focused in the Jacksonville area, we could be more affected by a weakening of the Jacksonville area economy than banking institutions with operations in diverse geographical areas.

A slowdown in the economy could diminish the quality of our loan portfolio and our financial performance.

Recent economic indicators have shown declines in U.S. economic activities. Adverse economic developments can impact the collectibility of loans and may negatively affect our earnings and financial condition. In addition, the banking industry in general is affected by economic conditions such as inflation, recession, unemployment, and other factors beyond our control. A prolonged economic recession or other economic dislocation could cause increases in nonperforming assets and impair the values of real estate collateral, thereby causing operating losses, decreasing liquidity, and eroding capital. Although we believe our loan policy and loan review processes result in sound and consistent credit decisions on our loans, we can not assure you that future declines in the economy, particularly in our market areas, would not have a material adverse effect on our financial condition, results of operations, or cash flows.

Our location on the east coast of Florida makes us susceptible to weather-related problems.

We rely on our ongoing operations to sustain profitability. Although we have a disaster recovery plan in place, we cannot ensure that severe weather conditions will not have a material adverse effect on our financial condition, results of operations, or cash flows.

We are subject to government regulation and monetary policy that could constrain our growth and profitability.

Bank regulators have imposed various conditions. The conditions include, among other things, that: (1) the Company would not assume additional debt without prior approval by the Federal Reserve Board; (2) the Company and the Bank will remain well-capitalized at all times; (3) we will make appropriate filings with the regulatory agencies; and (4) the Bank will meet all regulatory requirements as set forth. The regulatory capital requirements imposed on the Bank could have the effect of constraining growth.

We are subject to extensive state and federal government supervision and regulations that impose substantial limitations with respect to loans, purchase of securities, payment of dividends, and many other aspects of the banking business. Regulators include the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Federal Deposit Insurance Corporation ("FDIC"), and the Florida Department of Banking and Finance (the "Florida DBF"). Applicable laws, regulations, interpretations, and enforcement policies have been subject to significant and sometimes retroactively applied changes and may be subject to significant future changes. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. Future legislation or government policy could adversely affect the banking industry, our operations, or shareholders. The burden imposed by federal and state regulations may place banks, in general, and us, specifically, at a competitive disadvantage compared to less regulated competitors. Federal economic and monetary policy may affect our ability to attract deposits, make loans, and achieve satisfactory operating results.

We could be negatively impacted by changes in interest rates and economic conditions.

Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate market values, rapid changes in interest rates, and the monetary and fiscal policies of the federal government. Our profitability is partly a function of the spread between the interest rates earned on investments and loans and those paid on deposits and other liabilities. Recently, our interest rate spreads have widened due to rising interest rates and changing market conditions. This has had a positive impact on our net interest income; however, we are unable to guarantee that such factors will continue. As with most banking institutions, our net interest spread is affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in such rates. At any given time, our assets and liabilities may be affected differently by a given change in interest rates. As a result, an increase or decrease in rates could have a material adverse effect on our net income, capital and liquidity. While we take measures to reduce interest-rate risk, these measures may not adequately minimize exposure to interest-rate risk.

The Company is dependent on the operating performance of the Bank to provide the Company with operating funds.

The Company is a bank holding company and is dependent upon dividends from the Bank for funds to pay expenses and any cash dividends to shareholders. The Bank is subject to regulatory limitations regarding the payment of dividends, and no cash dividends are anticipated in the foreseeable future. Therefore, the Bank may not be able to provide us with adequate funds to conduct our ongoing operations.

We face competition from a variety of competitors.

We face competition for deposits, loans and other financial services from other community banks, regional banks, out-of-state and in-state national banks, savings banks, thrifts, credit unions and other financial institutions as well as other entities which provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, insurance companies, mutual funds, and other lending sources and alternative investment providers. Some of these financial institutions and financial services organizations are not subject to the same degree of regulation as we are. We face increased competition due to the Gramm-Leach-Bliley Act which allows insurance firms, securities firms, and other non-traditional financial companies to provide traditional banking services. Due to the growth of the Jacksonville area, it can be expected that significant competition will continue from existing financial services providers, as well as new entrants to the market. Many of these competitors have been in business for many years, have established customers, are larger, have substantially higher lending limits than we do, and are able to offer certain services that we do not provide, such as certain loan products and international banking services. In addition, many of these entities have greater capital resources than we have, which among other things may allow them to price their services at levels more favorable to the customer or to provide larger credit facilities. If we are unable to attract and retain customers with personal services, attractive product offerings and competitive rates, our business, results of operations, future growth and operational results will be adversely affected.

Our lending limit restricts our ability to compete with larger financial institutions.

Our per customer lending limit is approximately $5.4 million, subject to further reduction based on regulatory criteria relevant to any particular loan. Accordingly, the size of loans which we can offer to potential customers is less than the size which many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in the market. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining customers seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

We may need to spend significant money to keep up with technology so we can remain competitive.

The banking industry continues to undergo rapid technological changes with frequent introduction of new technology-driven products and services. In addition to providing better service to customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success depends in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional operating efficiencies. Many of our competitors have substantially greater resources to invest in technological improvements. Such technology may permit competitors to perform certain functions at a lower cost than we can. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these to our customers.

We are dependent on the experience and expertise of our current management and their departure may impair our operations.

We are dependent primarily upon the services of Gilbert J. Pomar, III, Chief Executive Officer and President of the Company and the Bank, Valerie Kendall, Chief Financial Officer, and Scott Hall, Senior Loan Officer. If the services of these individuals were to become unavailable for any reason, or if we were unable to hire highly qualified and experienced personnel to replace them, our operating results could be adversely affected. While we have an employment agreement with Mr. Pomar and Mr. Hall, we do not have an agreement with Ms. Kendall.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is thinly traded and, therefore, you may have difficulty selling shares.

Our common stock is traded on the NASDAQ. However, we are unable to provide assurance that an active market will exist in the future or that shares can be liquidated without delay.

We do not anticipate paying dividends for the foreseeable future.

We do not anticipate dividends will be paid on our common stock for the foreseeable future. The Company is largely dependent upon dividends paid by the Bank to provide funds to pay cash dividends if and when the board of directors may declare such dividends. No assurance can be given that future earnings will be sufficient to satisfy regulatory requirements and permit the legal payment of dividends to shareholders at any time in the future. Even if we could legally declare dividends, the amount and timing of such dividends would be at the discretion of our board of directors. The board may in its sole discretion decide not to declare dividends.

The market price of our common stock may be volatile.

The market price of our common stock is subject to fluctuations as a result of a variety of factors, including the following:
      o quarterly variations in our operating results or those of other banking institutions;
      o changes in national and regional economic conditions, financial markets, or the banking industry; and
      o     other developments affecting us or other financial institutions.

The trading volume of our common stock is limited, which may increase the volatility of the market price for our stock. In addition, the stock market has experienced significant price and volume fluctuations in recent years. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons not necessarily related to the operating performance of these companies.

Our articles of incorporation and bylaws contain provisions that may delay or prevent a change of control.

Sections 607.0901 through 607.0908 of the Florida Business Corporation Act (the "FBCA") provide for supermajority voting and impose other requirements on certain business combinations with interested shareholders and limit voting rights of certain acquirers of control shares. Federal law requires the approval of the Federal Reserve Board before acquisition of "control" of a bank holding company. Our articles of incorporation provide that the FBCA's control shares statute applies to acquisitions of our shares unless the acquirer has acquired the shares (1) for others in good faith and not to circumvent the control shares statute and requires instruction from others to vote the shares or (2) through a distribution conducted by us in a private or public offering or under a warrant, option or employee benefit plan, under the laws of descent and distribution, from a donee of a lifetime gift, through a transfer between immediate family members or through satisfaction of a pledge or security interest.

Our articles of incorporation also (1) provide for a board of directors that is divided into three classes of directors; (2) require the shareholders to take action at a duly called meeting and not by written consent; (3) limit the board's ability to increase the number of directors; (4) require the affirmative vote of holders of two-thirds of our voting stock for certain affiliated transactions such as mergers, consolidations, sales, leases, pledges, transfers, dissolutions, reclassifications with or loans to shareholders owning more than 10% of our shares or their affiliates unless the transaction is approved by the disinterested directors and certain other conditions are met; (5) require the board of directors to consider a variety of factors when evaluating any proposal involving a potential tender or exchange offer, merger, sale or business combination, including the social and economic impact of such a proposal on customers, employees, and the communities in which we operate or are located, and on our ability to fulfill our corporate objectives and perform under applicable statutes and regulations; and (6) require the affirmative vote of holders of at least 66% of the voting stock to change any provisions of the articles of incorporation relating to the right of shareholders to act by consent, the classification of the board, affiliated transactions or control share acquisitions. These provisions may have the effect of delaying or preventing a change in control. As a result, these provisions could adversely affect the price of our common stock by reducing the gain which could potentially be realized by a shareholder in a change of control.


ITEM 2. DESCRIPTION OF PROPERTIES

                             Year Location      Approximate
Property Location             Established      Square Footage    Owned / Leased
--------------------------------------------------------------------------------
Headquarters(1)
100 North Laura Street            2004             14,815            Leased

Branch Office
10325 San Jose Boulevard          1998             3,567             Owned

Branch Office
12740-200 Atlantic Boulevard      2000             3,080             Owned

Branch Office(2)
4343 Roosevelt Boulevard          2005             3,127             Leased

Branch Office(3)
7880 Gate Parkway                 2006             9,372             Leased



(1) The Bank has a ten-year lease that expires September 30, 2014 for our headquarters location which specifies rent of $20.00 per square foot and is subject to annual increases of $0.50 per square foot on October 1st of each year through September 30, 2014. The Bank has five options of five years each commencing on October 1, 2014, and the last option term shall end on September 30, 2039.

(2) The Bank took occupancy of this Branch on November 1, 2005 and opened for business on February 6, 2006. The Bank has a ten-year lease that expires November 1, 2015 for this branch, which specifies rent of $90,000 per annum and is subject to annual increases of 3% on November 1 of each year through November 1, 2015. The Bank has four renewal options of five years each commencing on November 1, 2015, and the last option term shall end on November 1, 2035.

(3) The Bank took occupancy of this branch on January 13, 2006 and expects to open for business in the second quarter of 2006. The Bank has a 10-year lease that expires January 13, 2016 for this branch, which specifies rent of $210,870 per annum and is subject to annual increases on the anniversary date to the extent of any percentage change that occurs in the consumer price index for all urban consumers. The Bank has two renewal options of five years each commencing January 13, 2016 and the last option shall end on January 13, 2026.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

                                     PART II


ITEM 5. MARKET FOR  REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER  MATTERS

Our common stock is traded on NASDAQ under the symbol JAXB. The following table shows the high and low sale prices of our common stock for each quarter of 2004 and 2005.

                 Year        Quarter        High         Low
                 ----        -------        ----         ---
                 2004        First         $20.88      $15.85
                             Second        $26.34      $20.63
                             Third         $26.65      $24.90
                             Fourth        $27.85      $25.72
                 2005        First         $30.00      $25.75
                             Second        $30.00      $26.40
                             Third         $30.90      $25.50
                             Fourth        $34.00      $27.96

As of March 1, 2006, the Corporation had 1,721,009 outstanding shares of common stock, par value $.01 per share, held by approximately 161 registered shareholders of record.

It is the policy of our board of directors to reinvest earnings for such period of time as is necessary to ensure our successful operations. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on our earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by our board of directors. For more information regarding the Company's ability to pay dividends, please refer to the Regulation and Supervision section under Item 1.

The information regarding equity compensation plans contained under the caption "Equity Compensation Plans" in our Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Following approval by the shareholders at the 2003 Annual Meeting, the Company established the Directors' Stock Purchase Plan for non-employee directors. Under this Plan, directors may elect to receive shares of the Company's common stock as an alternative to the equivalent of cash for directors' fees. All transactions executed under this Plan were open market purchases and were accounted for as treasury stock on the date of purchase. The Company repurchased 1,650 shares of its common stock during the last quarter for issuance under this Plan.

ITEM 6.  SELECTED FINANCIAL DATA
The selected consolidated financial data presented below as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 is unaudited and has been derived from our Consolidated Financial Statements and from our records. The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                      At or for the Year Ended December 31,
                (Dollars in thousands, except per share figures)

Financial Condition Data:                            2005          2004          2003          2002          2001
                                                     ----          ----          ----          ----          ----
Cash and cash equivalents .....................  $     4,767   $     6,735   $     3,894   $     4,281   $     5,288
Securities ....................................       24,261        23,175        16,830        12,531         7,532
Loans, net ....................................      232,031       188,137       150,976       108,933        68,134
All other assets ..............................       11,985         5,697         5,167         5,086         5,524
                                                 -----------   -----------   -----------   -----------   -----------

     Total assets .............................  $   273,044   $   223,744   $   176,867   $   130,831   $    86,478
                                                 ===========   ===========   ===========   ===========   ===========
Deposit accounts ..............................      234,211       201,188       158,539       110,128        75,619
Other borrowings ..............................       17,650         4,000         4,296         7,747         3,360
All other liabilities .........................        1,337           752           625           389           202
Shareholders' equity ..........................       19,846        17,804        13,407        12,567         7,297
                                                 -----------   -----------   -----------   -----------   -----------

     Total liabilities and shareholders' equity  $   273,044   $   223,744   $   176,867   $   130,831   $    86,478
                                                 ===========   ===========   ===========   ===========   ===========

Operations Data:                                     2005          2004          2003          2002          2001
                                                     ----          ----          ----          ----          ----
Total interest income .........................       15,748        10,858         8,729         6,699         4,273
Total interest expense ........................        6,529         3,928         3,111         2,763         2,060
                                                 -----------   -----------   -----------   -----------   -----------

Net interest income ...........................        9,219         6,930         5,618         3,936         2,213
Provision for loan losses .....................          481           282         1,580           443           343
                                                 -----------   -----------   -----------   -----------   -----------
Net interest income after provision for
     loan losses ..............................        8,738         6,648         4,038         3,493         1,870
                                                 -----------   -----------   -----------   -----------   -----------

Noninterest income ............................          964           767         1,550           580           458
Noninterest expenses ..........................        6,287         5,274         3,971         3,134         2,645
                                                 -----------   -----------   -----------   -----------   -----------

Income (loss) before income taxes (benefit) ...        3,415         2,141         1,617           939          (317)
Income taxes (benefit) ........................        1,242           806           613           355          (119)
                                                 -----------   -----------   -----------   -----------   -----------

Net income (loss) .............................  $     2,173   $     1,335   $     1,004   $       584   $      (198)
                                                 ===========   ===========   ===========   ===========   ===========

Per Share Data:
Basic earnings (loss) per share ...............  $      1.27   $       .86   $       .68   $       .44   $      (.19)

Diluted earnings (loss) per share .............         1.21           .79           .67           .44          (.19)

Dividends declared per share ..................           --            --            --            --            --

Total shares outstanding at end of year .......    1,714,716     1,708,366     1,467,166     1,467,066     1,017,066

Book value per share at end of year ...........  $     11.57   $     10.42   $      9.14   $      8.57   $      7.17

Ratios and Other Data:
Return on average assets ......................         0.88%         0.66%         0.64%         0.53%        (0.32)%
Return on average equity ......................        11.69%         8.84%         7.80%         5.40%        (2.68)%
Average equity to average assets ..............         7.49%         7.46%         8.16%         9.85%        11.95%
Interest rate spread during the period ........         3.27%         3.14%         3.31%         3.37%         3.24%
Net yield on average interest-earning assets ..         3.88%         3.53%         3.72%         3.89%         4.11%
Noninterest expenses to average assets ........         2.53%         2.60%         2.52%         2.86%         4.28%
Average interest-earning assets to average
     interest-bearing liabilities .............         1.22          1.19          1.20          1.19          1.22
Nonperforming loans and foreclosed assets as a
     percentage of total assets at end of year           .28%          .29%          .63%          .68%          .12%
Allowance for loan losses as a percentage of
     total loans at end of year ...............         0.94%         0.97%         1.10%         1.00%         0.96%
Total number of banking offices(1) ............            3             3             3             3             3

1) Amount represents banking offices operating at December 31 of each year. The Bank currently has four operating offices, with a fifth expected to open in the second quarter of 2006.

ITEM 7.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Years Ended December 31, 2005, 2004 and 2003

General

Jacksonville Bancorp, Inc. ("Bancorp") was incorporated on October 24, 1997 and was organized to conduct the operations of The Jacksonville Bank (the "Bank"). The Bank is a Florida state-chartered commercial bank that opened for business on May 28, 1999, and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals in Duval County, Florida. During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary. The primary business activities of Fountain Financial, Inc. consist of the referral of our customers to third parties for the sale of insurance products.

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

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities, controlling the growth of noninterest expenses and maintaining strong asset quality. Although our current strategy is to grow organically, growth through acquisition would be considered if price, culture and market fit within our strategies.

2005 Executive Overview
The following were significant factors related to 2005 results as compared to 2004. The 2005 performance is reflective of the successful execution of our strategy to focus on organic growth within the Northeast Florida market. Our net income was $2.2 million in 2005 as compared to $1.3 million in 2004, an increase of $838,000, or 62.8%. Our diluted earnings per share were $1.21 in 2005 as compared to $0.79 in 2004, an increase of $0.42 per diluted share, or 53.2%. Return on average assets and return on average equity were 0.88% and 11.69%, respectively, in 2005 compared to 0.66% and 8.84%, respectively, in 2004.

During 2005, the Company fully absorbed the 2004 investments in staffing and the relocation of its main office and headquarters. Two additional branch locations were announced in the first and third quarters of 2005. The first of the new branches opened on February 6, 2006 and is a former SouthTrust branch which became available as a result of the merger between Alabama's SouthTrust Bank and North Carolina's Wachovia Bank. The other branch is strategically located in one of the fastest growing areas of Jacksonville and is anticipated to open during the second quarter of 2006. This will bring the total branches in the Jacksonville market to five. The Company is now well positioned to support ongoing organic growth.

Credit quality remained healthy in 2005 with no substantial charge-offs in 2005 or 2004. The allowance for loan loss as a percentage of total loans outstanding was 0.94% at December 31, 2005, compared to 0.97% at December 31, 2004.

Interest income was $15.7 million in 2005 as compared to $10.9 million in 2004, an increase of $4.9 million, or 45.0%, primarily due to an increase in 2005 of $41.4 million in average interest-earning assets compared to 2004. Additionally, the net interest margin increased by 35 basis points due to the successful implementation of the Bank's strategy to attract and retain low-cost core deposits as well as benefiting from the rise in short-term rates by the Federal Reserve Board.

During 2005, we recorded strong growth in both residential and commercial real estate loans. During the year, residential real estate loans increased by $11.3 million, or 24.3%, while commercial real estate loans increased by $34.7 million, or 28.6%. Total loans increased by $44.3 million, or 23.3%.

Total deposits increased by $33.0 million, or 16.4%, during 2005. The following are changes in the deposit categories:

      o Noninterest-bearing deposits increased $12.8 million, or 46.1%. This is primarily due to an increase in commercial deposits of $11.0 million, or 40.1%, resulting from the Company's strategy to transition into low-cost core deposits.

      o Money market deposits increased by $40.3 million, or 58.4%. This is primarily due to the popularity of the WOW money market account which was introduced in 2004. The product was closed for new accounts in July 2004; however, existing account holders have continued to add deposits. Additionally, commercial accounts have increased $4.5 million due to a strategic focus on enhancing new and existing relationships. The certificate of deposit portfolio declined by $12.9 million, or 16.3%. The Company's management decided to pursue local deposits more aggressively by offering competitive deposit products in an effort to attract core deposits, while not being as aggressive in the National CD market.

During 2004, all remaining stock warrants resulting from a 2002 offering, which were set to expire on September 30, were exercised resulting in additional capital of $2.9 million. This was the primary driver of the basic average shares outstanding increasing to 1,711,148 in 2005 from 1,555,266 in 2004. The diluted weighted average shares outstanding increased to 1,799,674 from 1,697,734 in the same periods.

Noninterest income increased $197,000 in 2005 primarily due to income earned on a $4.5 million Bank Owned Life Insurance contract entered into by the Bank during the second quarter of 2005. Service charges increased in conjunction with the growth in core transaction deposits. Mortgage origination fees increased 20.8% during 2005.

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

Recent Accounting Pronouncements
On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which is a revision of Statement 123 and supersedes Opinion 25. Statement 123(R) requires expensing of the fair value of employee stock options and other forms of stock-based compensation. The Company adopted Statement 123(R) using the "modified prospective" method on January 1, 2006. Under the "modified prospective" method, the Company will begin recognizing compensation cost beginning on the grant date for all options granted after the adoption date as well as any remaining unvested options. The Company does not anticipate any major changes in compensation strategies or business practices as a result of adoption of Statement 123(R).

The adoption of SFAS 123(R) is expected to result in additional compensation expense of:

                  2006                          $  124
                  2007                             121
                  2008                              98
                  2009                              33
                  2010                               8

In December 2004, the FASB issued Statement No. 153, Exchange of Nonmonetary Assets, ("Statement 153"), an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amends the principle of APB No. 29 and generally requires that the transaction is recorded at fair value with gain or loss recognition in income. Statement 153 removed the APB 29 exception that exchanges of "similar, productive" nonmonetary assets be accounted for at book value and more broadly provides exceptions only for transactions that lack "commercial substance." Statement 153 is effective for exchanges in fiscal years beginning after June 15, 2005. The Company adopted Statement 153 on January 1, 2006, and adoption is not expected to have a material impact on the financial condition, results of operations or liquidity of the Company.

In May 2005, the FASB issued Statement No. 154, Accounting for Changes and Error Corrections, as amended, ("Statement 154"), which replaces APB No. 20 and FASB Statement 3. Statement 154 modifies prior guidance on accounting changes and error corrections and requires retrospective application for changes in accounting principles (unless that principle designates otherwise), retroactive restatement for error corrections and prospective method for changes in estimates. Statement 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company adopted Statement 154 on January 1, 2006, and adoption is expected to change the Company's procedures for accounting changes and error corrections (if any) according to the methods required by Statement 154.

In March 2004, the FASB Emerging Issues Task Force (EITF) released Issue 03-1, The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-1, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF-03-1a, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP required the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. In November 2005, the FASB staff issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which permanently delayed certain measurement and recognition guidance (paragraphs 10-18) of Issue 03-1 and amended FAS 115 and FAS 124. According to FSP FAS 115-1 and FAS 124-1, impaired securities should be written down to fair value as of the Balance Sheet date and the amount is recognized based on expected cash flows. FSP FAS 115-1 and FAS 124-1 applies to all investments and is effective for periods beginning after December 15, 2005. The Company adopted FSP FAS 115-1 and FAS 124-1 on January 1, 2006, and adoption is not expected to materially impact the financial condition, results of operations or liquidity of the Company.

SOP 03-3 requires acquired loans, including debt securities and loans acquired in a business combination, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for these loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. The provisions of this SOP are effective for loans acquired in fiscal years beginning after December 15, 2004 and their adoption is not expected to have a material impact on the financial condition, the results of operations or liquidity of the Company.

Securities
The securities portfolio is categorized as either "held to maturity," "available for sale," or "trading." Securities held to maturity represent those securities which the Bank has the positive intent and ability to hold to maturity. Securities available for sale represent those investments which may be sold for various reasons, including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income (loss). Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. During 2005, 2004 and 2003, the Bank had no trading securities.

The following table sets forth the amortized costs and fair value of our securities portfolio (dollars in thousands):

                                       At December 31, 2005    At December 31, 2004    At December 31, 2003
                                      ----------------------  ----------------------  ----------------------
                                       Amortized     Fair      Amortized     Fair      Amortized     Fair
                                         Cost       Value        Cost       Value        Cost       Value
                                      ----------  ----------  ----------  ----------  ----------  ----------
Securities available for sale:
   U.S. Government agency securities  $    7,295  $    7,108  $    8,295  $    8,116  $   14,089  $   14,006
   Mortgage-backed securities             12,458      12,231      14,369      14,325       2,769       2,774
   State and municipal securities          5,036       4,872         686         684          --          --
                                      ----------  ----------  ----------  ----------  ----------  ----------
      Total                           $   24,789  $   24,211  $   23,350  $   23,125  $   16,858  $   16,780
                                      ==========  ==========  ==========  ==========  ==========  ==========
Security held to maturity:
   State of Israel bond               $       50  $       50  $       50  $       50  $       50  $       50
                                      ==========  ==========  ==========  ==========  ==========  ==========

The following table sets forth, by maturity distribution, certain information pertaining to the securities (dollars in thousands):

                                                          After 1 Year        After 5 Years
                                     Within 1 Year       Within 5 Years      Within 10 Years       After 10 Years
                                    Amount    Yield     Amount    Yield      Amount    Yield      Amount    Yield
                                   --------  --------  --------  --------   --------  --------   --------  --------
At December 31, 2005:
Securities available for sale:
   U.S. Government agency          $     --        --  $  1,973      3.86%  $  2,729      4.66%  $  2,406      5.00%
      securities
   Mortgage-backed securities            --        --     2,602      3.78%     1,086      4.20%     8,543      4.00%
   State and municipal securities        --        --        --        --      2,725      5.54%     2,147      6.03%
                                   --------  --------  --------  --------   --------  --------   --------  --------
   Total                           $     --        --  $  4,575      3.81%  $  6,540      4.95%  $ 13,096      4.52%
Security held to maturity:
   State of Israel bond                                $     50      7.50%
                                                       --------  --------
            Total                                      $     50      7.50%

                                           Totals
                                     Amount      Yield
                                    --------   --------
At December 31, 2005:
Securities available for sale:
   U.S. Government agency           $  7,108       4.55%
      securities
   Mortgage-backed securities         12,231       3.97%
   State and municipal securities      4,872       5.76%
                                    --------   --------
            Total                   $ 24,211       4.51%
Security held to maturity:
   State of Israel bond             $     50       7.50%
                                    --------   --------
            Total                   $     50       7.50%

Loan Portfolio Composition
Commercial real estate loans comprise the largest group of loans in our portfolio amounting to $156.3 million, or 66.7% of the total loan portfolio, at December 31, 2005, increasing from $121.5 million, or 63.9%, at December 31, 2004. Residential real estate loans comprise the second largest group of loans in the portfolio, amounting to $58.0 million, or 24.7% of the total loan portfolio, at December 31, 2005, as compared to $46.7 million, or 24.6%, at December 31, 2004. As of December 31, 2005, commercial loans amounted to $16.7 million, or 7.1% of total loans, which were $15.9 million, or 8.3%, at December 31, 2004. The following table sets forth the composition of our loan portfolio (dollars in thousands):

                                                             At December 31,
                            ----------------------------------------------------------------------------
                                        2005                      2004                      2003
                                        ----                      ----                      ----
                                              % of                      % of                      % of
                               Amount         Total       Amount        Total       Amount        Total
                            -----------     --------   -----------    --------   -----------    --------
Commercial real estate(1)   $   156,260         66.7%  $   121,542        63.9%  $    93,899        61.5%
Commercial ..............        16,681          7.1        15,855         8.3        16,443        10.8
Residential real estate .        57,985         24.7        46,663        24.6        36,594        24.0
Consumer and other ......         3,461          1.5         6,013         3.2         5,729         3.7
                            -----------     --------   -----------    --------   -----------    --------
                            $   234,387        100.0%  $   190,073       100.0%  $   152,665       100.0%
                                            ========                  ========                  ========
Add (deduct):
      Allowance for
            loan losses .        (2,207)                    (1,843)                   (1,679)
      Net deferred
            (fees) costs           (149)                       (93)                      (10)
                            -----------                -----------               -----------
Loans, net ..............   $   232,031                $   188,137               $   150,976
                            ===========                ===========               ===========

                                             At December 31,
                            --------------------------------------------------
                                       2002                      2001
                                       ----                      ----
                                             % of                       % of
                               Amount        Total       Amount         Total
Commercial real estate(1)   -----------    --------   -----------     --------
Commercial ..............   $    63,520        57.7%  $    26,159         38.0%
Residential real estate .        16,648        15.1        25,105         36.5
Consumer and other ......        25,825        23.5        13,595         19.8
                                  4,057         3.7         3,917          5.7
                            -----------    --------   -----------     --------
                            $   110,050       100.0%  $    68,776        100.0%
                                           ========                   ========
Add (deduct):
      Allowance for
            loan losses .        (1,100)                     (657)
      Net deferred
            (fees) costs            (17)                       15
                            -----------               -----------
Loans, net ..............   $   108,933               $    68,134
                            ===========               ===========

The following table reflects the contractual principal repayments by period of our loan portfolio at December 31, 2005 (in thousands):

                                      Commercial
                                         Real       Residential
Years Ending            Commercial      Estate       Mortgage     Consumer
December 31,              Loans        Loans(1)       Loans         Loans         Total
------------           -----------   -----------   -----------   -----------   -----------
Less than 1 year ...   $    12,993   $    31,594   $     6,693   $     1,356   $    52,636
1-5 years ..........         3,021        81,329        16,545         1,415       102,310
Greater than 5 years           667        43,337        34,747           690        79,441
                       -----------   -----------   -----------   -----------   -----------

Total ..............   $    16,681   $   156,260   $    57,985   $     3,461   $   234,387
                       ===========   ===========   ===========   ===========   ===========

(1) For presentation purposes, construction and farmland loans have been classified as commercial real estate loans.

                                                   Loans Maturing
                          -------------------------------------------------------------
(in thousands)            Within 1 Year     1-5 Years     After 5 Years       Total
---------------------------------------------------------------------------------------
Loans with:
Fixed interest rates ..       $  10,751       $  62,746       $  37,222       $ 110,719
Variable interest rates          41,885          39,564          42,219         123,668
                          -------------------------------------------------------------
Total Loans ...........       $  52,636       $ 102,310       $  79,441       $ 234,387
                          =============================================================

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

Credit Risk

Our primary business is making commercial, real estate, business, and consumer loans. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. While the Company has instituted underwriting guidelines and credit review procedures to protect it from avoidable credit losses, some losses will inevitably occur. At December 31, 2005, the Company had nonperforming assets of $766,000, of which $447,000 was past due 90 days or more but still accruing interest. In addition, it charged off loans totaling $117,000 in 2005.

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


                                                        At December 31,
                                               --------------------------------
                                               2005   2004   2003   2002   2001
                                               ----   ----   ----   ----   ----
Nonperforming loans:
    Commercial loans ........................  $753   $413   $596   $442   $ --
    Residential real estate loans ...........    10     33    130    409     99
    Consumer loans and other ................     3    208     --     --      2
                                               ----   ----   ----   ----   ----

         Total nonperforming loans ..........  $766   $654   $726   $851   $101
                                               ----   ----   ----   ----   ----

         Total nonperforming loans to total
            assets...........................  0.28%  0.29%  0.41%  0.65%  0.12%
                                               ====   ====   ====   ====   ====


Nonperforming loans includes a loan past due over 90 days and still on accrual totaling $447,000, which was brought current by the customer in January, 2006. In addition to the nonperforming loans identified above, the Company has identified approximately $92,000 in additional impaired loans at December 31, 2005 through its ongoing loan review process.

Allowance and Provision for Loan Losses

The allowance for loan losses is a valuation allowance for credit losses in the loan portfolio. During 2004, management adopted a new methodology to properly analyze and determine an adequate loan loss allowance. The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb all estimated incurred losses in the Company's loan and lease portfolio.

Due to their similarities, the Company has grouped the loan portfolio into three components. The components are residential real estate, consumer loans and commercial loans. The Company has created a loan classification system to properly calculate the allowance for loan losses. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures

In estimating the overall exposure to loss on impaired loans, the Company has considered a number of factors, including the borrower's character, overall financial condition, resources and payment record, the prospects for support from any financially responsible guarantors, and the realizable value of any collateral.

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

The allowance for loan losses amounted to $2.2 million and $1.8 million at December 31, 2005 and December 31, 2004, respectively. Based on an analysis performed by management at December 31, 2005, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management's judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required.

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated (dollars in thousands):

                                                                         Year Ended December 31,
                                                              ------------------------------------------
                                                                2005     2004     2003     2002     2001
                                                              ------   ------   ------   ------   ------
Allowance at beginning of year ............................   $1,843   $1,679   $1,100   $  657   $  344

Charge-offs:
    Consumer and other loans ..............................       15       --       --       --       30
    Commercial real estate ................................       --       --      171       --       --
    Commercial loans ......................................      102      130      778       --       --
    Residential real estate ...............................       --       --       52       --       --
                                                              ------   ------   ------   ------   ------
                                                                 117      130    1,001       --       30
                                                              ------   ------   ------   ------   ------
Recoveries:
    Consumer loans ........................................       --       --       --       --       --
    Commercial real estate ................................       --       --       --       --       --
    Commercial loans ......................................       --       12       --       --       --
    Residential real estate ...............................       --       --       --       --       --
                                                              ------   ------   ------   ------   ------
                                                                  --       12       --       --       --
                                                              ------   ------   ------   ------   ------

       Net charge-offs ....................................      117      118    1,001       --       30
                                                              ------   ------   ------   ------   ------
    Provision for loan losses charged to operating expenses      481      282    1,580      443      343
                                                              ------   ------   ------   ------   ------

    Allowance at end of year...............................   $2,207   $1,843   $1,679   $1,100   $  657
                                                              ======   ======   ======   ======   ======

    Ratio of net charge-offs to average loans outstanding..     0.06%    0.07%    0.75%    0.00%    0.06%
                                                              ======   ======   ======   ======   ======

    Allowance as a percent of total loans .................     0.94%    0.97%    1.10%    1.00%    0.96%
                                                              ======   ======   ======   ======   ======

The following table presents information regarding the total allowance for loan losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

                                                      At December 31,
                               -------------------------------------------------------------
                                      2005                 2004                 2003
                                      ----                 ----                 ----
                                          % of                 % of                 % of
                                          Loans                Loans                Loans
                                         to Total             to Total             to Total
                                Amount    Loans      Amount    Loans      Amount    Loans
                               --------  --------   --------  --------   --------  --------
Commercial real estate ......  $  1,286      66.7%  $    979      63.9%  $    413      61.5%
Commercial ..................       268       7.1        380       8.3        265      10.8
Residential real estate .....       621      24.7        425      24.6        166      24.0
Consumer and other ..........        32       1.5         59       3.2         45       3.7
Unallocated general allowance        --        --         --        --        790        --
                               --------  --------   --------  --------   --------  --------
Total allowance for
    loan losses .............  $  2,207     100.0%  $  1,843     100.0%  $  1,679     100.0%
                               ========  ========   ========  ========   ========  ========
Allowance for loan losses
    as a percentage of total
    loans outstanding .......                0.94%                0.97%                1.10%
                                         ========             ========             ========

                                           At December 31,
                               ---------------------------------------
                                      2002                 2001
                                      ----                 ----
                                          % of                % of
                                          Loans                Loans
                                         to Total             to Total
                                Amount    Loans      Amount    Loans
                               --------  --------   --------  --------
Commercial real estate ......  $    254      57.7%  $    222      38.0%
Commercial ..................       330      15.1        239      36.5
Residential real estate .....       134      23.5         62      19.8
Consumer and other ..........        30       3.7         33       5.7
Unallocated general allowance       352        --        101        --
                               --------  --------   --------  --------
Total allowance for
    loan losses .............  $  1,100     100.0%  $    657     100.0%
                               ========  ========   ========  ========
Allowance for loan losses
    as a percentage of total
    loans outstanding .......                1.00%                0.96%
                                         ========             ========

As discussed previously, management revised its valuation process during 2004. This change in methodology resulted in the unallocated portion of the allowance for loan losses at December 31, 2003 being more precisely allocated between the Company's individual loan categories as shown above.

Deposits and Other Sources of Funds
General. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, Federal Home Loan Bank (FHLB) advances, federal funds purchased lines of credit, and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits, or due to favorable differentials in rates and other costs.

Deposits. Deposits are attracted principally from our primary geographic market areas in Duval County, Florida. The Bank also enhanced its geographical diversity by offering certificates of deposits nationally to other financial institutions. The Bank offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit, and retirement savings plans (such as IRAs). Certificate of deposit rates are set to encourage longer maturities as cost and market conditions will allow. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. The Company holds quarterly Asset Liability Committee (ALCO) meetings, comprised of members of the Board of Directors and management. In addition, pricing meetings are held by members of management on a monthly basis or more frequently if economic conditions dictate. The Bank emphasizes commercial banking and small business relationships in an effort to increase demand deposits as a percentage of total deposits.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

                                                    At December 31,
                       ------------------------------------------------------------------------
                                2005                     2004                     2003
                       ----------------------   ----------------------   ----------------------
                        Average      Average     Average      Average     Average      Average
                        Balance     Rate Paid    Balance     Rate Paid    Balance     Rate Paid
                       ----------  ----------   ----------  ----------   ----------  ----------
Demand deposits        $   34,475     0.00%     $   22,607     0.00%     $   19,008     0.00%
NOW deposits                8,103     0.22           7,980     0.14           4,024     0.17
Money market deposits      89,987     3.77          41,888     2.37           5,744     1.36
Savings deposits           13,495     1.97          13,817     1.25          16,384     1.31
Time deposits              69,411     3.25          98,391     2.69          97,235     2.86
                       ----------  ----------   ----------  ----------   ----------  ----------

      Total deposits   $  215,471     2.75%     $  184,683     2.07%     $  142,395     2.16%
                       ==========  ==========   ==========  ==========   ==========  ==========

The following table presents maturity of our time deposits at December 31, 2005:

                                           Deposits     Deposits
                                           $100,000     Less Than
                                          and Greater   $100,000       Total
                                          -----------  -----------  -----------
Due three months or less                  $  7,436     $  15,594    $  23,030
Due more than three months to six months     4,832         4,953        9,785
More than six months to one year             4,011         8,803       12,814
One to five years                            8,187        12,317       20,504
More than five years                            --            71           71
                                          -----------  -----------  -----------
                                          $ 24,466     $  41,738    $  66,204
                                          ===========  ===========  ===========

Liquidity
The Company's liquidity is its ability to maintain a steady flow of funds to support its ongoing operating, investing and financing activities. Our Board establishes policies and analyzes and manages liquidity to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. Liquidity management is viewed from a long-term and a short-term perspective as well as from an asset and liability perspective. We monitor liquidity through a regular review of loan and deposit maturities and loan and deposit forecasts to minimize funding risk. Sources of liquidity include converting liquid assets to cash, customer deposits and borrowings.

As discussed above, sources of liquidity include principal paydowns of loans and investment securities, customer deposits, and borrowings. The Bank has an unsecured federal funds purchased accommodation with its main correspondent bank, totaling $5 million at December 31, 2005, none of which was utilized as of that date. In addition, the Company has invested in FHLB stock for the purpose of establishing credit lines with FHLB. This line is collateralized by a blanket lien arrangement on the Company's first mortgage loans, second mortgage loans and commercial real estate loans. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to $39.3 million from this credit line, of which it had borrowed $13.7 million at December 31, 2005. In addition, the Company had available credit lines with other correspondent banks totaling $27.2 million.

Scheduled maturities and paydowns of its investment securities are an additional source of liquidity. During 2005, the Company had received approximately $5.8 million from maturities and paydowns of investment securities. The Bank also has the ability to convert marketable securities into cash or access new or existing sources of incremental funds if the need should arise.

At December 31, 2005, the Bank had outstanding commitments to borrowers for available lines of credit and letters of credit totaling $31.3 million and $549,000, respectively. Based on the sources of liquidity discussed above, the Company believes that it has access to sufficient funds to cover such commitments, should the need arise.

Regulatory Capital Requirements
The Bank is required to meet certain minimum regulatory capital requirements. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and percentages of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2005, the Bank and Company met all capital adequacy requirements to which they were subject. The regulatory capital minimums and the Company's and Bank's actual data for the indicated periods are set forth in the table below (dollars in thousands).

                                                                                                  To Be Well
                                                                                               Capitalized Under
                                                                           For Capital         Prompt Corrective
                                                      Actual            Adequacy Purposes      Action Provisions
                                                     --------         --------------------   --------------------
                                                 Amount     Ratio       Amount     Ratio       Amount     Ratio
                                               ---------  ---------   ---------  ---------   ---------  ---------
2005
----
Total Capital to risk weighted assets
    Consolidated                               $  26,413      10.97%  $  19,258       8.00%        N/A        N/A
    Bank                                          24,505      10.17      19,284       8.00   $  24,105      10.00%
Tier 1 (Core) Capital to risk weighted assets
    Consolidated                                  24,206      10.05       9,629       4.00         N/A        N/A
    Bank                                          22,298       9.25       9,642       4.00      14,463       6.00
Tier 1 (Core) Capital to average assets
    Consolidated                                  24,206       9.06      10,682       4.00         N/A        N/A
    Bank                                          22,298       8.34      10,698       4.00      13,373       5.00

2004
----
Total Capital to risk weighted assets
    Consolidated                               $  23,787      12.15%  $  15,662       8.00%        N/A        N/A
    Bank                                          19,781      10.11      15,651       8.00   $  19,564      10.00%
Tier 1 (Core) Capital to risk weighted assets
    Consolidated                                  21,944      11.21       7,831       4.00         N/A        N/A
    Bank                                          17,938       9.17       7,826       4.00      11,738       6.00
Tier 1 (Core) Capital to average assets
    Consolidated                                  21,944      10.09       8,699       4.00         N/A        N/A
    Bank                                          17,938       8.24       8,704       4.00      10,880       5.00

Off-Balance-Sheet Arrangements and Contractual Obligations
The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit, and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheet. The contract amounts of these instruments reflect the extent of involvement the Company has.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as for on-balance-sheet instruments.

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

The following is a summary of the Company's contractual obligations, including certain on-balance-sheet obligations, at December 31, 2005 (in thousands):

                                                      Payments Due by Period
                                    ----------------------------------------------------------
                                                Less than       1-3         3-5     More than
Contractual Obligations               Total       1 Year       Years       Years      5 Years
                                    ----------  ----------  ----------  ----------  ----------
Certificates of deposit..........   $   66,204  $   45,629  $   18,277  $    2,227  $       71
FHLB advances....................       13,650      10,650       3,000          --          --
Subordinated debt................        4,000          --          --          --       4,000
Operating leases.................        6,421         608       1,311       1,375       3,127
Standby letters of credit........          549         549          --          --          --
Unused line of credit loans......       31,277      31,277          --          --          --
                                    ----------  ----------  ----------  ----------  ----------


    Total........................   $  122,101  $   88,713  $   22,588  $    3,602  $    7,198
                                    ==========  ==========  ==========  ==========  ==========

Asset - Liability Structure
As part of its asset and liability management, the Bank has emphasized establishing and implementing internal asset-liability decision processes as well as communications and control procedures to aid in enhancing its earnings. It is believed that these processes and procedures provide the Bank with better capital planning, asset mix and volume controls, loan pricing guidelines, and deposit interest rate guidelines, which should result in tighter controls and less exposure to interest-rate risk.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring an institution's interest-rate sensitivity gap. An asset or liability is said to be interest-rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as rate-sensitive assets less rate-sensitive liabilities as a percentage of total assets. A gap is considered positive when the total of rate-sensitive assets exceeds rate-sensitive liabilities. A gap is considered negative when the amount of rate-sensitive liabilities exceeds rate-sensitive assets. During a period of rising interest rates, a negative gap would be expected to adversely affect net interest income, while a positive gap should result in an increase in net interest income. During a period of falling interest rates, a negative gap would be expected to result in an increase in net interest income, while a positive gap should adversely affect net interest income.

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2005 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

                                                     Over 3                                   Over
                                                     Months        Over 6       Over 1       5 Years       Over
                                      3 Months        to 6         Months       Year to       to 10         10
                                      or Less        Months       to 1 Year     5 Years       Years        Years        Total
                                     ----------    ----------    ----------    ----------   ----------   ----------   ----------
Loans (1):
   Variable rate                     $  125,978    $    1,297    $    3,679    $   27,240   $      263   $       --   $  158,457
   Fixed rate                            10,633         8,303        12,340        43,403          938          313       75,930
                                     ----------    ----------    ----------    ----------   ----------   ----------   ----------
        Total loans                     136,611         9,600        16,019        70,643        1,201          313      234,387
Securities                                   --            --            --         4,625        6,540       13,096       24,261
Federal funds sold                          368            --            --            --           --           --          368
Federal Home Loan Bank stock              1,062            --            --            --           --           --        1,062
                                     ----------    ----------    ----------    ----------   ----------   ----------   ----------
        Total rate sensitive assets  $  138,041    $    9,600    $   16,019    $   75,268   $    7,741   $   13,409   $  260,078
                                     ==========    ==========    ==========    ==========   ==========   ==========   ==========

Deposit accounts:
   NOW deposits                           6,440            --            --            --           --           --        6,440
   Money market accounts                109,188            --            --            --           --           --      109,188
   Savings deposits                      11,797            --            --            --           --           --       11,797
   Time deposits                         23,030         9,785        12,814        20,504           71           --       66,204
                                     ----------    ----------    ----------    ----------   ----------   ----------   ----------
        Total deposit accounts (2)      150,455         9,785        12,814        20,504           71           --      193,629
   FHLB advances                         10,650            --            --         3,000           --           --       13,650
Subordinated debt                         4,000            --            --            --           --           --        4,000
                                     ----------    ----------    ----------    ----------   ----------   ----------   ----------
        Total rate sensitive
        liabilities                  $  165,105    $    9,785    $   12,814    $   23,504   $       71   $       --   $  211,279
                                     ==========    ==========    ==========    ==========   ==========   ==========   ==========

Gap repricing difference             $  (27,064)   $     (185)   $    3,205    $   51,764   $    7,670   $   13,409   $   48,799
                                     ==========    ==========    ==========    ==========   ==========   ==========   ==========

Cumulative gap                       $  (27,064)   $  (27,249)   $  (24,044)   $   27,720   $   35,390   $   48,799
                                     ==========    ==========    ==========    ==========   ==========   ==========

Cumulative gap to
total rate-sensitive assets               (10.4)%       (10.5)%        (9.2)%        10.7%        13.6%        18.8%
                                     ==========    ==========    ==========    ==========   ==========   ==========


      (1) Variable rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed rate loans are scheduled, including repayments, according to their contractual maturities.

      (2) Certain liabilities such as NOW, money market and savings accounts, while technically subject to immediate repricing in response to changing market rates, historically do not reprice as quickly nor to the extent as other interest-sensitive accounts.

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

                                                              Year Ended December 31,
                                                       -----------------------------------
                                                          2005                                 2004
                                           ----------------------------------   ----------------------------------
                                                        Interest    Average                  Interest    Average
                                             Average      and        Yield/       Average      and        Yield/
                                             Balance   Dividends      Rate        Balance   Dividends      Rate
                                           ----------  ----------  ----------   ----------  ----------  ----------
Interest-earning assets:

   Loans (1)..........................     $  211,456  $   14,708        6.96%  $  168,954  $    9,886        5.85%
   Securities(2)......................         24,034         992        4.13       18,722         880        4.70
   Other interest-earning assets(3)...          2,183          50        2.29        8,626          92        1.07
                                           ----------  ----------               ----------  ----------

      Total interest-earning assets...     $  237,673  $   15,750        6.63   $  196,302  $   10,858        5.53
                                                       ----------                           ----------

Noninterest-earning assets(4).........         10,493                                6,337
                                           ----------                           ----------
      Total assets....................     $  248,166                           $  202,639
                                           ==========                           ==========
Interest-bearing liabilities:
   Savings deposits...................         13,495         266        1.97       13,817         173        1.25
   NOW deposits.......................          8,103          18        0.22        7,980          11        0.14
   Money market deposits..............         89,987       3,394        3.77       41,888         991        2.37
   Time deposits......................         69,411       2,255        3.25       98,391       2,650        2.69
   FHLB advances......................          8,879         337        3.80           --          --          --
   Subordinated debentures............          4,000         246        6.15        2,164          99        4.57
   Other interest-bearing
     liabilities(5)...................            414          13        3.14          241           4        1.66
                                           ----------  ----------  ----------   ----------  ----------  ----------

      Total interest-bearing
        liabilities...................        194,289       6,529        3.36      164,481       3,928        2.39
                                                       ----------                           ----------

Noninterest-bearing liabilities.......         35,281                               23,049
Shareholders' equity..................         18,596                               15,109
                                           ----------                           ----------

      Total liabilities and
        shareholders' equity..........     $  248,166                           $  202,639
                                           ==========                           ==========

Net interest/dividend income..........                 $    9,221                           $    6,930
                                                       ==========                           ==========

Interest rate spread (6)..............                                   3.27%                                3.14%
                                                                   ==========                           ==========

Net interest margin (7)...............                                   3.88%                                3.53%
                                                                   ==========                           ==========

Ratio of average interest-
   earning assets to average
   interest-bearing liabilities.......           1.22                                 1.19
                                           ==========                           ==========

                                                         2003
                                          ----------------------------------
                                                       Interest    Average
                                           Average       and        Yield/
                                           Balance    Dividends      Rate
                                          ----------  ----------  ----------
Interest-earning assets:

   Loans (1)..........................    $  133,109  $    7,816        5.87%
   Securities(2)......................        15,956         897        5.62
   Other interest-earning assets(3)...         1,769          16        1.06
                                          ----------  ----------

      Total interest-earning assets...    $  150,834  $    8,729        5.80
                                                      ----------

Noninterest-earning assets(4).........         6,865
                                          ----------
      Total assets....................    $  157,699
                                          ==========
Interest-bearing liabilities:
   Savings deposits...................        16,384         214        1.31
   NOW deposits.......................         4,024           7        0.17
   Money market deposits..............         5,744          78        1.36
   Time deposits......................        97,235       2,779        2.86
   FHLB advances......................            --          --          --
   Subordinated debentures............            --          --          --
   Other interest-bearing
     liabilities(5)...................         1,948          33        1.69
                                          ----------  ----------  ----------

      Total interest-bearing
        liabilities...................       125,335       3,111        2.48
                                                      ----------

Noninterest-bearing liabilities.......        19,490
Shareholders' equity..................        12,874
                                          ----------

      Total liabilities and
        shareholders' equity..........    $  157,699
                                          ==========

Net interest/dividend income..........                $    5,618
                                                      ==========

Interest rate spread (6)..............                                  3.31%
                                                                  ==========

Net interest margin (7)...............                                  3.72%
                                                                  ==========

Ratio of average interest-
   earning assets to average
   interest-bearing liabilities.......          1.20
                                          ==========

(1) Average loans include nonperforming loans. Interest on loans includes loan fees of $269 in 2005, $162 in 2004 and $61 in 2003.
(2) Interest income and rates include the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax-exempt interest on tax-exempt investment securities to a fully taxable basis.
(3)   Includes federal funds sold.
(4) For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)   Includes federal funds purchased.
(6) Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7) Net interest margin is net interest income divided by average interest-earning assets.

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

Years Ended December 31, 2005 vs. 2004:

                                          Increase (Decrease) Due to (1)
                                       ------------------------------------
                                          Rate        Volume        Total
                                       ----------   ----------   ----------
Interest-earning assets:
   Loans ............................  $    2,067   $    2,755   $    4,822
   Securities .......................        (116)         228          112
   Other interest-earning assets ....          58         (100)         (42)
                                       ----------   ----------   ----------

    Total ...........................       2,009        2,883        4,892
                                       ----------   ----------   ----------

Interest-bearing liabilities:
   Savings deposits .................          97           (4)          93
   NOW deposits .....................           7           --            7
   Money market deposits ............         819        1,584        2,403
   Time deposits ....................         480         (875)        (395)
   FHLB advances ....................          --          337          337
   Subordinated debentures ..........          42          105          147
   Other interest-bearing liabilities           5            4            9
                                       ----------   ----------   ----------

    Total ...........................       1,450        1,151        2,601
                                       ----------   ----------   ----------

Net change in net interest income ...  $      559   $    1,732   $    2,291
                                       ==========   ==========   ==========

Years Ended December 31, 2004 vs. 2003:


                                          Increase (Decrease) Due to (1)
                                       ------------------------------------
                                          Rate        Volume        Total
                                       ----------   ----------   ----------

Interest-earning assets:
   Loans ............................  $      (27)  $    2,097   $    2,070
   Securities .......................        (159)         142          (17)
   Other interest-earning assets ....           3           73           76
                                       ----------   ----------   ----------

    Total ...........................        (183)       2,312        2,129
                                       ----------   ----------   ----------

Interest-bearing liabilities:
   Savings deposits .................          (9)         (32)         (41)
   NOW deposits .....................          (2)           6            4
   Money market deposits ............          96          817          913
   Time deposits ....................        (162)          33         (129)
   FHLB advances ....................          --           --           --
   Subordinated debentures ..........          --           99           99
   Other interest-bearing liabilities          (1)         (28)         (29)
                                       ----------   ----------   ----------

    Total ...........................         (78)         895          817
                                       ----------   ----------   ----------

Net change in net interest income ...  $     (105)  $    1,417   $    1,312
                                       ==========   ==========   ==========

(1) The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Year Ended December 31, 2005 compared to year ended December 31, 2004

   General. Net earnings for the year ended December 31, 2005 was $2.2 million, or $1.27 per basic share, and $1.21 per diluted share compared to a net earnings of $1.3 million, or $.86 per basic and $.79 per diluted share in 2004.

   Interest Income and Expense. Interest income totaled $15.7 million for the year ended December 31, 2005, compared to $10.9 million in 2004. Interest earned on loans was $14.7 million in 2005, compared to $9.9 million in 2004. This increase resulted from an increase in the average loan portfolio balance from $169.0 million for the year ended December 31, 2004 to $211.5 million for the year ended December 31, 2005, combined with an increase in the average rate paid on loans from 5.85% in 2004 to 6.96% in 2005. The Company was able to benefit from an increase in short-term interest rates by the Federal Reserve Board in 2005.

      Interest on securities was $990,000 for the year ended December 31, 2005, compared to $880,000 for the year ended December 31, 2004. The Company invested approximately $7.2 million in new securities in the current year while continuing with the plan executed by management in 2004 to mitigate extension risk within the securities portfolio by shortening the duration. This, along with called securities, resulted in an overall decline in the portfolio yield of 57 basis points.

      Interest expense on deposit accounts amounted to $5.9 million for the year ended December 31, 2005, compared to $3.8 million in 2004. The increase resulted from an increase in the average balance of interest-bearing deposits from $162.1 million in 2004 to $181.0 million in 2005, combined with an increase in the weighted average cost of interest-bearing deposits from 2.36% in 2004 to 3.28% in 2005 due to the increases in short-term interest rates by the Federal Reserve Board during 2005. Interest on FHLB advances, subordinated debt and other borrowings amounted to $596,000 for the year ended December 31, 2005, with a weighted average cost of 4.48%. In June 2004, the Company issued $4.0 million of trust preferred securities priced at three-month LIBOR plus 263 basis points.

   Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the year ended December 31, 2005 was $481,000, compared to $287,000 in 2004. This increase was a result of the increase in average loans outstanding during 2005, as credit quality remained healthy with nonperforming loans at 0.33% of total loans outstanding at year-end and net charge-offs at 0.06% of average loans for the year. Management believes that the allowance for loan losses of $2.2 million at December 31, 2005 is adequate.

   Noninterest Income. Noninterest income increased to $964,000 for the year ended December 31, 2005, compared to $767,000 for the year ended December 31, 2004. This increase is mainly the result of $135,000 earned on the $4.5 million Bank Owned Life Insurance contract entered into during the second quarter of 2005.

   Noninterest Expense. Noninterest expense totaled $6.3 million for the year ended December 31, 2005, compared to $5.3 million in 2004. During 2005, the Company fully absorbed the cost of 2004 staff additions and the relocation of its main office and headquarters. Additionally, during the fourth quarter, the Company began absorbing personnel and occupancy expenses related to its fourth branch (announced during the third quarter of 2005) which opened for business February 6, 2006. Advertising and business development expenses increased slightly due to the Company's campaign to attract small business customers as well as its ongoing efforts to promote its current product lines. Professional fees decreased during 2005 primarily as a result of the SEC's decision to postpone the external audit requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for companies with less than $75 million in public float. However, the Company will continue with its internal implementation of Section 404 during 2006.

   Income Taxes (Benefit). Income taxes for the year ended December 31, 2005 was
      $1,242,000 (an effective rate of 36.4%) compared to $806,000 in 2004 (an effective rate of 37.6%).

Year Ended December 31, 2004 compared to year ended December 31, 2003

   General. Net earnings for the year ended December 31, 2004 was $1.3 million, or $.86 per basic share, and $.79 per diluted share compared to a net earnings of $1.0 million, or $.68 per basic and $.67 per diluted share in 2003.

   Interest Income and Expense. Interest income totaled $10.9 million for the year ended December 31, 2004, compared to $8.7 million in 2003. Interest earned on loans was $9.9 million in 2004, compared to $7.8 million in 2003. This increase resulted primarily from an increase in the average loan portfolio balance from $133.1 million for the year ended December 31, 2003 to $169.0 million for the year ended December 31, 2004, and was partially offset by a slight decrease in the weighted average yield from 5.87% for 2003 to 5.85% for 2004.

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

      Interest expense on deposit accounts amounted to $3.8 million for the year ended December 31, 2004, compared to $3.1 million in 2003. The increase resulted from an increase in the average balance of interest-bearing deposits from $123.4 million in 2003 to $162.1 million in 2004, offset slightly by a decrease in the weighted average cost of interest-bearing deposits from 2.49% in 2003 to 2.36% in 2004. Interest on other borrowings amounted to $103,000 for the year ended December 31, 2004, with a weighted average cost of 4.28%. In June of 2004, the Company issued $4.0 million of trust preferred securities priced at three-month LIBOR plus 263 basis points.

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

   Noninterest Expense. Noninterest expense totaled $5.3 million for the year ended December 31, 2004, compared to $4.0 million in 2003. The increase resulted primarily from an increase in salaries and employee benefits expense of $572,000, an increase in professional fees of $211,000, an increase in advertising of $204,000, an increase in occupancy and equipment expense of $169,000 and an increase in other expense of $76,000. The increase in salaries resulted mainly from a number of staff increases, such as a risk manager, a human resource director and a financial controller, all considered important in supporting the continuing growth of the Company. There were also a number of additions to staff in our customer contact areas. The increase in advertising expense was primarily associated with the successful WOW account campaign which was designed to significantly change the mix of deposits from fewer certificates of deposits to more money market accounts. The increase in professional fees was primarily associated with the ongoing strengthening of our infrastructure and providing for the more stringent reporting requirements set forth by the Sarbanes-Oxley Act of 2002.

   Income Taxes. Income taxes for the year ended December 31, 2004 was $806,000
      (an effective rate of 37.6%) compared to $613,000 in 2003 (an effective rate of 37.9%).

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest-rate risk inherent in lending and deposit-taking activities. To that end, we actively monitor and manage interest-rate risk exposure. Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in
Note 14 of the Notes to Consolidated Financial Statements.

The Company utilizes a third party and its proprietary simulation model to assist in identifying and managing interest-rate risk. The December 31, 2005 analysis of the Company's sensitivity to changes in net interest income under varying assumptions for changes in market interest rates is presented below. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

Rate changes are matched with known repricing intervals and assumptions about new growth and expected prepayments. Assumptions are based on the Company's experience as well as industry standards under varying market and interest-rate environments. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated and the resulting net positions are identified.

The analysis exaggerates the sensitivity to changes in key interest rates by assuming an immediate change in rates with no management intervention to change the composition of the balance sheet. The Bank's primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. However, a sudden and substantial change in interest rates may adversely impact earnings, to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent, or on the same basis. The Bank does not engage in trading activities.

                                        Interest Rates             Most Likely           Interest Rates
                                        Decrease 200 BP       Interest Rate Forecast     Increase 200 BP
                                     ----------------------   ----------------------  ----------------------
Hypothetical Interest Income         $           17,038,289   $           20,494,811  $           23,793,305
Hypothetical Interest Expense                     5,237,585                8,078,554              10,968,771
                                     ----------------------   ----------------------  ----------------------
Hypothetical Net Interest Income                 11,800,704               12,416,256              12,824,534
                                     ======================   ======================  ======================

After tax change in net income                     (382,209)                                         253,586

Hypothetical Market Value of Equity              26,324,893               24,193,354              21,154,949
Hypothetical Change in Market Value               2,131,539                                       (3,038,405)

While management carefully monitors the exposure to changes in interest rates and takes necessary actions as warranted to decrease any adverse impact, there can be no assurance on the actual effect on net interest income as a result of rate changes.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                    JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

                   Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm.....................F-1

Consolidated Balance Sheets, December 31, 2005 and 2004.....................F-2

Consolidated Statements of Income for the Years Ended
      December 31, 2005, 2004 and 2003......................................F-3

Consolidated Statements of Changes in Shareholders' Equity for the
      Years Ended December 31, 2005, 2004 and 2003..........................F-4

Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2005, 2004 and 2003......................................F-5

Notes to Consolidated Financial Statements..................................F-6

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




Jacksonville Bancorp, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Jacksonville Bancorp, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, changes in shareholders' equity, and cash flows of Jacksonville Bancorp, Inc. for the year ended December 31, 2003 were audited by other auditors whose report dated February 13, 2004 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2005 and 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.


                                            Crowe Chizek and Company LLC

Fort Lauderdale, Florida
February 8, 2006

                           JACKSONVILLE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
               (Dollar amounts in thousands except per share data)
--------------------------------------------------------------------------------

                                                               2005      2004
                                                          ---------   ---------
ASSETS
Cash and due from financial institutions                  $   4,399   $   4,715
Federal funds sold                                              368       2,020
                                                          ---------   ---------

   Cash and cash equivalents                                  4,767       6,735

Securities available for sale                                24,211      23,125
Securities held to maturity
  (fair value 2005-$50, 2004-$50)                                50          50
Loans, net of allowance for loan losses of $2,207
  in 2005 and $1,843 in 2004                                232,031     188,137
Bank owned life insurance                                     4,635          --
Federal Home Loan Bank stock, at cost                         1,062         353
Premises and equipment, net                                   3,821       3,794
Accrued interest receivable                                   1,425         973
Deferred income taxes                                           464         110
Other assets                                                    578         467
                                                          ---------   ---------

   Total assets                                           $ 273,044   $ 223,744
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing                                    $  40,582   $  27,779
   Money market, NOW and savings deposits                   127,425      94,324
   Time deposits                                             66,204      79,085
                                                          ---------   ---------
      Total deposits                                        234,211     201,188
Federal Home Loan Bank advances                              13,650          --
Subordinated debentures                                       4,000       4,000
Other liabilities                                             1,337         752
                                                          ---------   ---------

   Total liabilities                                        253,198     205,940

Shareholders' equity
   Preferred stock, $.01 par value; 2,000,000 shares
     authorized; none issued or outstanding                      --          --
   Common stock, $.01 par value; 8,000,000 shares
     authorized; 1,716,366 and 1,708,366 shares issued
     in 2005 and 2004                                            17          17
   Additional paid-in capital                                17,526      17,381
   Retained earnings                                          2,718         546
   Treasury stock, at cost (2005-1,650 shares, 2004-0
     shares)                                                    (54)         --
   Accumulated other comprehensive loss                        (361)       (140)
                                                          ---------   ---------

      Total shareholders' equity                             19,846      17,804
                                                          ---------   ---------

   Total liabilities and shareholders' equity             $ 273,044   $ 223,744
                                                          =========   =========

                 See accompanying notes to financial statements.

                           JACKSONVILLE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                            Years ended December 31,
               (Dollar amounts in thousands except per share data)
--------------------------------------------------------------------------------

                                                       2005       2004       2003
                                                     --------   --------   --------
Interest and dividend income
   Loans, including fees                             $ 14,708   $  9,886   $  7,816
   Taxable securities                                     910        876        897
   Tax-exempt securities                                   80          4         --
   Federal funds sold and other                            50         92         16
                                                     --------   --------   --------
      Total interest income                            15,748     10,858      8,729

Interest expense
   Deposits                                             5,933      3,825      3,078
   Federal Home Loan Bank advances                        337         --         --
   Subordinated debentures                                246         99         --
   Federal funds purchased and repurchase
     agreements                                            13          4         33
                                                     --------   --------   --------
      Total interest expense                            6,529      3,928      3,111
                                                     --------   --------   --------

Net interest income                                     9,219      6,930      5,618

Provision for loan losses                                 481        282      1,580
                                                     --------   --------   --------

Net interest income after provision for loan losses     8,738      6,648      4,038

Noninterest income
   Service charges on deposit accounts                    625        654        557
   Litigation settlement                                   --         --        850
   Net gain on sales of securities                         --          5         --
   Net gain (loss) on sales of foreclosed assets           --         20         (2)
   Net loss on disposal of premises and equipment          --        (68)        --
   Other                                                  339        156        145
                                                     --------   --------   --------
      Total noninterest income                            964        767      1,550

Noninterest expense
   Salaries and employee benefits                       3,195      2,543      1,971
   Occupancy and equipment                              1,012        724        555
   Data processing                                        438        400        391
   Advertising and business development                   415        399        195
   Professional fees                                      375        469        258
   Telephone                                               62         64         67
   Director fees                                          202        165        125
   Courier, freight and postage                           124         98         73
   Other                                                  464        412        336
                                                     --------   --------   --------
            Total noninterest expense                   6,287      5,274      3,971
                                                     --------   --------   --------

Income before income taxes                              3,415      2,141      1,617

Income tax expense                                      1,242        806        613
                                                     --------   --------   --------

Net income                                           $  2,173   $  1,335   $  1,004
                                                     ========   ========   ========

Earnings per share:
   Basic                                             $   1.27   $    .86   $    .68
   Diluted                                           $   1.21   $    .79   $    .67

                 See accompanying notes to financial statements.

                           JACKSONVILLE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            Years ended December 31,
               (Dollar amounts in thousands except per share data)

                                             -------------------------------------------------------------
                                                                                              Retained
                                                     Common Stock             Additional      Earnings
                                             -----------------------------     Paid-In      (Accumulated
                                                 Shares         Amount         Capital        Deficit)
                                             -------------   -------------  -------------  -------------
Balance at January 1, 2003                       1,467,066   $          15  $      14,229  $      (1,793)
Comprehensive income:
     Net income                                                                                    1,004
   Change in unrealized gain (loss) on
   securities available for sale, net of
   reclassification and tax benefit of $29

     Total comprehensive income
Exercise of common stock warrants                      100                              1
                                             -------------   -------------  -------------  -------------

Balance at December 31, 2003                     1,467,166              15         14,230           (789)
Comprehensive income:
     Net income                                                                                    1,335
   Change in unrealized gain (loss) on
   securities available for sale, net of
   sale, net of reclassification and tax
   benefit of $85

     Total comprehensive income
Exercise of common stock options,
   including tax benefit of $65                     16,300                            230
Exercise of common stock warrants                  224,900               2          2,921
                                             -------------   -------------  -------------  -------------

Balance at December 31, 2004                     1,708,366              17         17,381            546
Comprehensive income:
     Net income                                                                                    2,173
   Change in unrealized gain (loss) on
   securities available for sale, net of
   reclassification and tax benefit of $218

     Total comprehensive income
Purchase of treasury stock                          (6,150)
Issuance of treasury stock                           4,500                                            (1)
Exercise of common stock options,
   including tax benefit of $53                      8,000                            145
                                             -------------   -------------  -------------  -------------

Balance at December 31, 2005                     1,714,716   $          17  $      17,526  $       2,718
                                             =============   =============  =============  =============


                                             ---------------------------------------------
                                                               Accumulated
                                                                  Other
                                                Treasury     Comprehensive
                                                 Stock       Income (Loss)       Total
                                             -------------   -------------   -------------
Balance at January 1, 2003                   $          --   $         116   $      12,567
Comprehensive income:
     Net income                                                                      1,004
   Change in unrealized gain (loss) on
   securities available for sale, net of
   reclassification and tax benefit of $29                            (165)           (165)
                                                                             -------------
     Total comprehensive income                                                        839
Exercise of common stock warrants                                                        1
                                             -------------   -------------   -------------

Balance at December 31, 2003                            --             (49)         13,407
Comprehensive income:
     Net income                                                                      1,335
   Change in unrealized gain (loss) on
   securities available for sale, net of
   sale, net of reclassification and tax
   benefit of $85                                                      (91)            (91)
                                                                             -------------
     Total comprehensive income                                                      1,244
Exercise of common stock options,
   including tax benefit of $65                                                        230
Exercise of common stock warrants                                                    2,923
                                             -------------   -------------   -------------

Balance at December 31, 2004                            --            (140)         17,804
Comprehensive income:
     Net income                                                                      2,173
   Change in unrealized gain (loss) on
   securities available for sale, net of
   reclassification and tax benefit of $218                           (221)           (221)
                                                                             -------------
     Total comprehensive income                                                      1,952
Purchase of treasury stock                            (186)                           (186)
Issuance of treasury stock                             132                             131
Exercise of common stock options,
   including tax benefit of $53                                                        145
                                             -------------   -------------   -------------

Balance at December 31, 2005                 $         (54)  $        (361)  $      19,846
                                             =============   =============   =============

                 See accompanying notes to financial statements.

                           JACKSONVILLE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years ended December 31,
               (Dollar amounts in thousands except per share data)
--------------------------------------------------------------------------------

                                                      2005       2004       2003
                                                    --------   --------   --------
Cash flows from operating activities
   Net income                                       $  2,173   $  1,335   $  1,004
   Adjustments to reconcile net income
     to net cash from operating activities
     Provision for loan losses                           481        282      1,580
     Depreciation and amortization                       424        309        278
     Earnings on Bank owned life insurance              (135)        --         --
     Issuance of treasury stock as compensation          131         --         --
     Loss on disposal of premises and equipment           --         68         --
     Deferred income tax (benefit) expense              (221)       419        613
     Net amortization of deferred loan fees             (201)       (97)       (25)
     Net amortization (accretion) of securities           45         13        (14)
     Net realized gain on sales of securities             --         (5)        --
     Net realized (gain) loss on sale of
        foreclosed asset                                  --        (20)         2
     Net change in:
       Other assets                                     (525)      (158)      (250)
       Accrued expenses and other liabilities            638        191        236
                                                    --------   --------   --------
         Net cash from operating activities            2,810      2,337      3,424

Cash flows from investing activities
   Available for sale securities:
     Sales                                                --      3,800         --
     Maturities, prepayments and calls                 5,750      7,928      8,155
     Purchases                                        (7,235)   (18,227)   (12,704)
   Loan originations and payments, net               (44,174)   (37,345)   (44,266)
   Purchase of Bank owned life insurance              (4,500)        --         --
   Additions to premises and equipment                  (489)    (1,421)       (96)
   Purchase of Federal Home Loan Bank stock,
     net of redemptions                                 (709)       (87)      (134)
   Proceeds from sale of foreclosed assets, net           --        415        273
                                                    --------   --------   --------
     Net cash from investing activities              (51,357)   (44,937)   (48,772)

Cash flows from financing activities
   Net change in deposits                             33,023     42,649     48,411
   Net change in federal funds purchased                  --     (4,296)     1,296
   Net change in short-term Federal Home Loan Bank
     advances                                         10,650         --         --
   Net change in other borrowings                         --         --     (4,747)
   Proceeds from issuance of subordinated debt            --      4,000         --
   Proceeds from long-term Federal Home Loan Bank
     advances                                          3,000         --         --
   Proceeds from exercise of common stock warrants        --      2,923          1
   Proceeds from exercise of common stock options         92        165         --
   Purchase of treasury stock                           (186)        --         --
                                                    --------   --------   --------
     Net cash from financing activities               46,579     45,441     44,961

Net change in cash and cash equivalents               (1,968)     2,841       (387)

Beginning cash and cash equivalents                    6,735      3,894      4,281
                                                    --------   --------   --------

Ending cash and cash equivalents                    $  4,767   $  6,735   $  3,894
                                                    ========   ========   ========

Supplemental cash flow information:
   Interest paid                                    $  6,487   $  3,939   $  3,097
   Income taxes paid                                   1,131         65         --

Supplemental noncash disclosures:
   Transfers from loans to repossessed assets       $     --   $     --   $    668

                 See accompanying notes to financial statements.

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)
--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: Jacksonville Bancorp, Inc. is a financial holding company headquartered in Jacksonville, Florida. The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly owned, primary operating subsidiary, The Jacksonville Bank, and the Bank's wholly owned subsidiary, Fountain Financial, Inc. The consolidated entity is referred to as "the Company," and the Bank and its subsidiaries are referred to as "the Bank." The Company's financial condition and operating results principally reflect those of the Bank. All intercompany transactions and balances are eliminated in consolidation.

The Company currently provides financial services through its four offices in Jacksonville, Duval County, Florida, with one additional Duval County office expected to open in the second quarter of 2006. Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers' ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ from those estimates. Changes in assumptions or in market conditions could significantly affect the estimate.

Cash Flows: For the purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, noninterest-bearing deposits with other financial institutions under 90 days and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, short-term Federal Home Loan Bank
(FHLB) advances, federal funds purchased and other borrowings.

Securities: Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Other securities, such as FHLB stock, are carried at cost.

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income includes amortization of purchase premiums and accretion of purchase discounts. Premiums and discounts on securities are amortized on the level yield without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses are recorded on the trade date and determined using the specific identification method.

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost; the financial condition and near term prospects of the issuer; and the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Unsecured consumer loans are typically charged off when the loan becomes 90 days past due. Consumer loans secured by collateral other than real estate are charged off after a review of all factors affecting the ability to collect on the loan, including the borrower's character, overall financial condition, resources and payment record, the prospects for support from any financially responsible guarantors, and the realizable value of any collateral. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Overdrawn customer checking accounts are reclassified as consumer loans and are evaluated on an individual basis for collectibility. The balances, which totaled $178 and $357 at December 31, 2005 and 2004, respectively, are included in the estimate of allowance for loan losses and are charged off when collectibility is considered doubtful.

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as special mention, substandard or doubtful. The general component covers non-classified loans by loan type and is based on historical loss experience for each loan type adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

Foreclosed Assets: Assets acquired through or in place of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.


Long-term Assets: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key employees. Bank owned life insurance is recorded at its cash surrender value or its realizable value. Changes in cash surrender value are recognized as tax-free noninterest income and are included in other income on the Statement of Income.

Stock Compensation: The Company follows the provisions of SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("Statement 148"), which provides transition methods to and enhances the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation ("Statement 123"). As permitted under Statements 148 and 123, the Company currently follows the guidelines of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25") and discloses pro forma compensation expense in accordance with Statement 148.

As permitted by Statement 123, employee compensation expense under stock options is calculated using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                       2005     2004     2003
                                                     -------  -------  -------

Net income as reported                               $ 2,173  $ 1,335  $ 1,004
Deduct:  Stock-based compensation expense
  determined under fair value based method               120      117       76
                                                     -------  -------  -------
Pro forma net income                                   2,053    1,218      928
                                                     =======  =======  =======

Basic earnings per share as reported                    1.27      .86      .68
                                                     =======  =======  =======
Pro forma basic earnings per share                      1.20      .78      .63
                                                     =======  =======  =======

Diluted earnings per share as reported                  1.21      .79      .67
                                                     =======  =======  =======
Pro forma diluted earnings per share                    1.14      .72      .62
                                                     =======  =======  =======

The fair value of options granted and pro forma effects are computed using option pricing models, using the following weighted average assumptions as of grant date.

                                              2005         2004         2003
                                           ----------   ----------   ----------
Risk-free interest rate                       3.49%        4.32%        4.28%
Expected option life                       8.65 years   8.59 years    10 years
Expected stock price volatility              23.05%       20.99%       14.00%
Dividend yield                                0.00%        0.00%        0.00%
Weighted average fair value of
     options granted during year           $    11.03   $     9.05   $     4.70
                                           ==========   ==========   ==========

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

The effect of stock options and warrants is the sole common stock equivalent for the purposes of calculating diluted earnings per common share.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Treasury Stock: Treasury stock is carried at cost. Gains and losses on issuances are based on the market price of the underlying common stock at the date of sale and are determined using the first-in, first-out (FIFO) method. Gains on issuances are credited to additional paid-in capital while losses are charged to additional paid-in capital to the extent that previous net gains from issuances are included therein, otherwise to retained earnings. Gains or losses on the issuances of treasury stock are not credited or charged to income.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank of $450 and $772 was required to meet regulatory reserve and clearing requirements at year end 2005 and 2004, respectively. These balances do not earn interest. In addition, cash and cash equivalents include deposits at the Federal Home Loan Bank of Atlanta (FHLB) totaling $93 and $164 in 2005 and 2004, respectively. These balances earn interest and are required to cover interest payments and stock purchases associated with advances on the FHLB line of credit.

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

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating Segments: While the chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated into one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.


Effect of Newly Issued but Not Yet Effective Accounting Standards: On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("Statement 123(R)"), which is a revision of Statement 123 and supersedes Opinion 25. Statement 123(R) requires expensing of the fair value of employee stock options and other forms of stock-based compensation. The Company adopted Statement 123(R) using the "modified prospective" method on January 1, 2006. Under the "modified prospective" method, the Company will begin recognizing compensation cost beginning on the grant date for all options granted after the adoption date as well as any remaining unvested options. The Company does not anticipate any major changes in compensation strategies or business practices as a result of adoption of Statement 123(R).

The adoption of SFAS 123(R) is expected to result in additional compensation expense of:

                  2006                          $  124
                  2007                             121
                  2008                              98
                  2009                              33
                  2010                               8

In December 2004, the FASB issued Statement No. 153, Exchange of Nonmonetary Assets, ("Statement 153"), an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amends the principle of APB No. 29 and generally requires that the transaction is recorded at fair value with gain or loss recognition in income. Statement 153 removed the APB 29 exception that exchanges of "similar, productive" nonmonetary assets be accounted for at book value and more broadly provides exceptions only for transactions that lack "commercial substance." Statement 153 is effective for exchanges in fiscal years beginning after June 15, 2005. The Company adopted Statement 153 on January 1, 2006, and adoption is not expected to have a material impact on the financial condition, results of operations or liquidity of the Company.

In May 2005, the FASB issued Statement No. 154, Accounting for Changes and Error Corrections, as amended, ("Statement 154"), which replaces APB No. 20 and FASB Statement 3. Statement 154 modifies prior guidance on accounting changes and error corrections and requires retrospective application for changes in accounting principles (unless that principle designates otherwise), retroactive restatement for error corrections and prospective method for changes in estimates. Statement 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company adopted Statement 154 on

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

January 1, 2006, and adoption is expected to change the Company's procedures for accounting changes and error corrections (if any) according to the methods required by Statement 154.

In March 2004, the FASB Emerging Issues Task Force (EITF) released Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-1, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF-03-1a, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP required the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. In November 2005, the FASB staff issued FSP FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which permanently delayed certain measurement and recognition guidance (paragraphs 10-18) of Issue 03-1 and amended FAS 115 and FAS 124. According to FSP FAS 115-1 and FAS 124-1, impaired securities should be written down to fair value as of the Balance Sheet date and the amount is recognized based on expected cash flows. FSP FAS 115-1 and FAS 124-1 applies to all investments and is effective for periods beginning after December 15, 2005. The Company adopted FSP FAS 115-1 and FAS 124-1 on January 1, 2006, and adoption is not expected to materially impact the financial condition, results of operations or liquidity of the Company.

Adoption of New Accounting Standards: SOP 03-3 requires acquired loans, including debt securities and loans acquired in a business combination, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for these loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. The provisions of this SOP are effective for loans acquired in fiscal years beginning after December 15, 2004 and their adoption is not expected to have a material impact on the financial condition, the results of operations or liquidity of the Company.

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                            Gross      Gross
                                                Fair     Unrealized  Unrealized
                                                Value       Gains      Losses
                                             ----------  ----------  ----------
2005
----
   U.S. Treasury and federal agency          $    7,108  $        7  $     (194)
   Mortgage-backed                               12,231          16        (243)
   State and county municipal                     4,872          --        (164)
                                             ----------  ----------  ----------

     Total                                   $   24,211  $       23  $     (601)
                                             ==========  ==========  ==========

2004
----
   U.S. Treasury and federal agency          $    8,116  $       20  $     (199)
   Mortgage-backed                               14,325          41         (85)
   State and county municipal                       684          --          (2)
                                             ----------  ----------  ----------

     Total                                   $   23,125  $       61  $     (286)
                                             ==========  ==========  ==========

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:
                                           Gross         Gross
                            Carrying    Unrecognized  Unrecognized      Fair
                             Amount        Gains         Losses         Value
                          ------------  ------------  ------------  ------------
2005
----
   Other                  $         50  $         --  $         --  $         50
                          ============  ============  ============  ============

2004
----
   Other                  $         50  $         --  $         --  $         50
                          ============  ============  ============  ============


Sales of available for sale securities
  were as follows:                                    2005      2004       2003
                                                    -------   -------    -------

Proceeds                                            $    --   $ 3,800    $    --
Gross gains                                              --        43         --
Gross losses                                             --       (38)        --

The tax provision related to these net realized gains and losses was $0, $2 and $0.

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 2 - SECURITIES (Continued)

The fair value of debt securities and carrying amount, if different, at year end 2005 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.


                                                 Held-to-maturity     Available
                                              ----------------------  for sale
                                               Carrying     Fair        Fair
                                                Amount      Value       Value
                                              ----------  ----------  ----------

Due in one year or less                       $       --          $-  $       --
Due from one to five years                            50          50       1,973
Due from five to ten years                            --          --       5,454
Due after ten years                                   --          --       4,553
Mortgage-backed                                       --          --      12,231
                                              ----------  ----------  ----------

  Total                                       $       50  $       50  $   24,211
                                              ==========  ==========  ==========

Securities pledged at year end 2005 and 2004 had a carrying amount of $0 and $2,249 and were pledged to secure repurchase agreements. At year end 2005 and 2004, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

Securities with unrealized losses at year end 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

                                   Less than 12 Months        12 Months or More             Total
                                  ----------------------   ----------------------   ----------------------
                                    Fair      Unrealized     Fair      Unrealized     Fair      Unrealized
                                    Value        Loss        Value        Loss        Value        Loss
                                  ----------  ----------   ----------  ----------   ----------  ----------
2005
----
U.S. Treasury and federal agency  $      495  $       (5)  $    6,106  $     (189)  $    6,601  $     (194)
Mortgage-backed                        4,226         (82)       6,536        (161)      10,762        (243)
State and county municipal             4,872        (164)          --          --        4,872        (164)
                                  ----------  ----------   ----------  ----------   ----------  ----------

Total temporarily impaired        $    9,593  $     (251)  $   12,642  $     (350)  $   22,235  $     (601)
                                  ==========  ==========   ==========  ==========   ==========  ==========

2004
----
U.S. Treasury and federal agency  $    4,270  $      (29)  $    3,325  $     (170)  $    7,595  $     (199)
Mortgage-backed                        7,826         (72)         360         (13)       8,186         (85)
State and county municipal               684          (2)          --          --          684          (2)
                                  ----------  ----------   ----------  ----------   ----------  ----------

Total temporarily impaired        $   12,780  $     (103)  $    3,685  $     (183)  $   16,465  $     (286)
                                  ==========  ==========   ==========  ==========   ==========  ==========

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 2 - SECURITIES (Continued)

The Company evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

The Company views these unrealized losses to be temporary in nature. The driving factor behind the reduction in fair value below cost is the increase in market interest rates, not the credit quality of the debt securities, most of which are rated Aaa or higher and have not been downgraded. The Company's portfolio value has declined 2.63% from cost which is consistent with normal fluctuations of value due to changes in interest rates. The Company expects that the value of its portfolio will recover over time as the debt securities approach maturity. As management has the ability to hold these securities until maturity, or for the foreseeable future if classified as available for sale, no declines are deemed to be other-than-temporary.

NOTE 3 - LOANS

Loans at year end were as follows:

                                                                2005     2004
                                                              -------  -------

   Commercial                                                 $16,681  $15,855
   Real estate:
     Residential                                               57,985   46,663
     Commercial                                               135,115  113,761
     Construction(1)                                           20,245    5,621
     Farmland                                                     900    2,160
   Consumer                                                     3,461    6,013
                                                              -------  -------
       Subtotal                                               234,387  190,073
   Less: Net deferred loan fees                                  (149)     (93)
     Allowance for loan losses                                 (2,207)  (1,843)
                                                              -------  -------

   Loans, net                                                 $232,031 $188,137
                                                              ======== ========

(1) Of the $20,245 construction loans at December 31, 2005, $18,832 are permanent commercial real estate loans in the construction phase.

Activity in the allowance for loan losses was as follows:
                                                       2005     2004     2003
                                                     -------  -------  -------

   Beginning balance                                 $ 1,843  $ 1,679  $ 1,100
   Provision for loan losses                             481      282    1,580
   Loans charged-off                                   (117)     (130)  (1,001)
   Recoveries                                             --       12       --
                                                     -------  -------  -------
   Ending balance                                    $ 2,207  $ 1,843  $ 1,679
                                                     =======  =======  =======

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 3 - LOANS (Continued)

Impaired loans were as follows:
                                                                   2005    2004
                                                                  ------  ------
Year-end loans with no allocated allowance
  for loan losses                                                 $   --  $  209
Year-end loans with allocated allowance
  for loan losses                                                    408     342
                                                                  ------  ------

  Total                                                           $  408  $  551
                                                                  ======  ======

Amount of the allowance for loan losses allocated                 $  165  $  245
                                                                  ======  ======


                                                           2005    2004    2003
                                                          ------  ------  ------

Average of impaired loans during the year                 $  481  $  758  $1,318
Interest income recognized during impairment                  24      25      --
Cash-basis interest income recognized                         24      25      --

Nonperforming loans were as follows:
                                                                   2005    2004
                                                                  ------  ------
Loans past due over 90 days still on accrual                      $  447  $   --
Nonaccrual loans                                                     319     654

Loans past due over 90 days and still on accrual includes one loan totaling $447, which was brought current by the customer in January, 2006. Nonperforming loans includes both smaller balance homogeneous loans totaling $450 in 2005 and $453 in 2004 that are collectively evaluated for impairment and individually classified impaired loans totaling $316 in 2005 and $201 in 2004.

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:
                                                               2005      2004
                                                              -------   -------
Land                                                          $ 1,075   $ 1,075
Buildings                                                       1,358     1,358
Furniture, fixtures and equipment                               1,546     1,391
Leasehold improvements                                            980       940
Construction in progress                                           96        --
                                                              -------   -------
                                                                5,055     4,764
Less:  Accumulated depreciation                                (1,234)     (970)
                                                              -------   -------
                                                              $ 3,821   $ 3,794
                                                              =======   =======

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 4 - PREMISES AND EQUIPMENT (Continued)

Depreciation expense, including amortization of leasehold improvements, was $320, $216 and $191 for the years ended December 31, 2005, 2004 and 2003, respectively.

Construction in Progress: Construction in progress represents leasehold improvements and furniture and equipment for the Company's two newest office facilities expected to open in 2006.

Operating Leases: The Company leases certain office facilities under operating leases that generally contain annual escalation clauses and renewal options. Rent expense was $419, $257 and $187 for 2005, 2004 and 2003, respectively. Rent commitments under noncancelable operating leases, before considering renewal options that generally are present, were as follows:

                  2006                             $     608
                  2007                                   640
                  2008                                   671
                  2009                                   682
                  2010                                   693
                  Thereafter                           3,127
                                                   ---------
                  Total                            $   6,421
                                                   =========

NOTE 5 - DEPOSITS

Time deposits of $100,000 or more were $24,466 and $20,904 at year end 2005 and 2004.

Scheduled maturities of time deposits for the next five years were as follows:

                  2006                             $  45,629
                  2007                                16,048
                  2008                                 2,229
                  2009                                 1,952
                  2010                                   275
                  Thereafter                              71

NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES

At year end, advances from FHLB were as follows:
                                                        2005              2004
                                                      -------           -------
Advances maturing April 11, 2008, at a
   fixed rate of 4.36%                                $ 3,000           $    --
Overnight advances maturing daily, at a
   daily variable interest rate of 4.40%
   at December 31, 2005                                10,650                --
                                                      -------           -------
                                                      $13,650           $    --
                                                      =======           =======

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES (Continued)

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances. The advances were collateralized by a blanket lien arrangement of the Company's first mortgage loans, second mortgage loans and commercial real estate loans. Collateralized loans totaled $51,852 at December 31, 2005. Based on this collateral and the Company's holdings of FHLB stock, the Company was eligible to borrow up to $39,260 at year end 2005.

Payment Information
      Required payments over the next five years are:

                  2006                             $ 10,650
                  2007                                   --
                  2008                                3,000
                  2009                                   --
                  2010                                   --

NOTE 7 - SUBORDINATED DEBENTURES

On June 17, 2004, the Company participated in a pooled offering of trust preferred securities. The Company formed Jacksonville Statutory Trust I (the "Trust"), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust used the proceeds from the issuance of $4,000 in trust preferred securities to acquire junior subordinated debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 263 basis points). The initial rate in effect at the time of issuance was 4.06% and is subject to change quarterly. The rate in effect at December 31, 2005 was 7.13%. The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 12).

In relation to the issuance, bank regulators have imposed various conditions on the Company. The conditions include, among other things, that: (1) the Company would not assume additional debt without prior approval by the Federal Reserve Board; and (2) the Company and the Bank will remain well-capitalized at all times.

Under FASB Interpretation No. 46, the trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust.

There are no required principal payments on subordinated debentures over the next five years.

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 8 - BENEFIT PLANS

Profit Sharing Plan: The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. The plan allows contributions by employees up to 15% of their compensation, which are matched equal to 100% of the first 6% of the compensation contributed. Expense for 2005, 2004 and 2003 was $113, $105 and $90, respectively.

Directors' Stock Purchase Plan: Following approval by the shareholders at the 2003 Annual Meeting, the Company established the Directors' Stock Purchase Plan for nonemployee directors. Under this Plan, directors may elect to receive shares of the Company's common stock as an alternative to the equivalent amounts of cash for directors' fees. A total of 100,000 shares of the Company's common stock were made available for issuance, all of which remained available for issuance at December 31, 2005 and 2004, as all transactions executed to date were open market purchases. The Company's expense in connection with this plan was $187, $176 and $116 in 2005, 2004 and 2003, respectively, which is included in director fees and other expenses in the accompanying consolidated statements of income.

NOTE 9 - INCOME TAXES

Income tax expense (benefit) was as follows:
                                                       2005     2004     2003
                                                     -------  -------  -------
   Current federal                                   $ 1,228  $   330  $    --
   Current state                                         235       57       --
   Deferred federal                                     (188)     358      523
   Deferred state                                        (33)      61       90
                                                     -------- -------  -------
         Total                                       $ 1,242  $   806  $   613
                                                     =======  =======  =======

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following:

                                                       2005     2004     2003
                                                     -------  -------  -------
   Federal statutory rate times financial statement
      income                                         $ 1,161  $   728  $   550
   Effect of:
      Tax-exempt income                                 (70)       (1)       -
      State taxes, net of federal benefit                145       78       59
      Other, net                                           6        1        4
                                                     -------  -------  -------
         Total                                       $ 1,242  $   806  $   613
                                                     =======  =======  =======

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 9 - INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                2005     2004
                                                              -------  -------
   Deferred tax assets:

      Allowance for loan losses                               $   605  $   497
      Net unrealized loss on securities available for sale        218       85
      Other                                                        43       --
                                                              -------  -------
                                                                  866      582
                                                              -------  -------
   Deferred tax liabilities:
      Depreciation                                                369      405
      Other                                                        33       67
                                                              -------  -------
                                                                  402      472
                                                              -------  -------

   Net deferred tax asset                                     $   464  $   110
                                                              =======  =======

NOTE 10 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors and their affiliates in 2005 were as follows:

     Beginning balance                                        $ 5,745
     New loans                                                  4,329
     Repayments                                                (2,066)
                                                              -------
     Ending balance                                           $ 8,008
                                                              =======

Deposits from principal officers, directors and their affiliates at year end 2005 and 2004 were $6,464 and $5,129, respectively.


NOTE  11 -  STOCK OPTIONS AND WARRANTS

Stock Options: Options to buy stock are granted to directors, officers and employees under the Company's Stock Option Plan. Options available to be issued are equal to 15% of the total shares outstanding. As of December 31, 2005 and 2004, the Plan provided for the issuance of up to 257,207 and 256,254 options, respectively. Exercise price is the market price at date of grant, so there is no compensation expense recognized in the income statement. The maximum option term is ten years, and options vest over three to five years.

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE  11 -  STOCK OPTIONS AND WARRANTS (Continued)

A summary of the activity in the plan is as follows:

                                          2005                 2004                2003
                                  -------------------  -------------------  ------------------
                                             Weighted             Weighted            Weighted
                                              Average              Average             Average
                                             Exercise             Exercise            Exercise
                                   Shares      Price    Shares      Price    Shares     Price
                                  --------   --------  --------   --------  --------  --------
Outstanding at beginning of year   197,657   $  13.50   172,357   $  10.48   139,857  $  10.00
Granted                              5,000      29.00    46,500      23.25    32,500     12.55
Exercised                           (8,000)     11.48   (16,300)     10.09        --        --
Forfeited or expired                  (800)     23.25    (4,900)     11.25        --        --
                                  --------   --------  --------   --------  --------  --------
Outstanding at end of year         193,857   $  13.94   197,657   $  13.50   172,357  $  10.48
                                  ========   ========  ========   ========  ========  ========
Options exercisable at year end    133,157   $  11.06   124,357   $  10.12   126,757  $  10.00
                                  ========   ========  ========   ========  ========  ========

Options outstanding at year end 2005 were as follows:

                                   Outstanding                       Exercisable
                           -------------------------                 -----------
                                          Weighted
                                           Average
                                          Remaining
                                         Contractual
                             Number         Life                        Number
                           -----------   -----------                 -----------
  $ 10.00                      115,357          4.93                     113,757
  $ 12.55                       28,500          7.18                      10,800
  $ 23.25                       45,000          8.27                       8,600
  $ 29.00                        5,000          9.70                          --
                           -----------                               -----------

Outstanding at year end        193,857                                   133,157
                           ===========                               ===========

Stock Warrants: During 2002, the Company had completed an offering of 225,000 investment units, initially to existing shareholders through a rights offering, and then to the general public in a community offering. Each unit offered for $21.00 consisted of two shares of common stock and one warrant to purchase one share of common stock for $13.00 through September 30, 2004. All stock warrants issued have been exercised. During 2004, there were 224,900 warrants exercised, resulting in additional capital of $2,923.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2005 and 2004, the most recent regulatory notifications categorized the Bank and Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Actual and required capital amounts (in millions) and ratios are presented below at year end.

                                                                                        To Be Well
                                                                                    Capitalized Under
                                                              For Capital           Prompt Corrective
                                       Actual              Adequacy Purposes        Action Provisions
                                      --------          ----------------------   ----------------------
                                 Amount       Ratio       Amount       Ratio       Amount       Ratio
                               ----------  ----------   ----------  ----------   ----------  ----------
2005
----
Total Capital to risk
   weighted assets
    Consolidated               $   26,413       10.97%  $   19,258        8.00%         N/A         N/A
    Bank                           24,505       10.17       19,284        8.00   $   24,105       10.00%
Tier 1 (Core) Capital to risk
   weighted assets
    Consolidated                   24,206       10.05        9,629        4.00          N/A         N/A
    Bank                           22,298        9.25        9,642        4.00       14,463        6.00
Tier 1 (Core) Capital to
   average assets
    Consolidated                   24,206        9.06       10,682        4.00          N/A         N/A
    Bank                           22,298        8.34       10,698        4.00       13,373        5.00

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 12 -  CAPITAL REQUIREMENTS AND RESTRICTIONS
           ON RETAINED EARNINGS (Continued)

                                                                                       To Be Well
                                                                                    Capitalized Under
                                                              For Capital           Prompt Corrective
                                       Actual              Adequacy Purposes        Action Provisions
                                      --------          ----------------------   ----------------------
                                 Amount       Ratio       Amount       Ratio       Amount       Ratio
                               ----------  ----------   ----------  ----------   ----------  ----------
2004
----
Total Capital to risk
   weighted assets
    Consolidated               $   23,787       12.15%  $   15,662        8.00%         N/A         N/A
    Bank                           19,781       10.11       15,651        8.00   $   19,564       10.00%
Tier 1 (Core) Capital to risk
   weighted assets
    Consolidated                   21,944       11.21        7,831        4.00          N/A         N/A
    Bank                           17,938        9.17        7,826        4.00       11,738        6.00
Tier 1 (Core) Capital to
   average assets
    Consolidated                   21,944       10.09        8,699        4.00          N/A         N/A
    Bank                           17,938        8.24        8,704        4.00       10,880        5.00

Dividend Restrictions - The Company's principal source of funds for dividend payments is dividends received from the Bank. Banking regulations require maintaining certain capital levels and restrict the payment of dividends by the Bank to the Company or by the Company to shareholders. Specifically, a Florida state-chartered commercial bank may not pay cash dividends that would cause its capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except that no bank may pay a dividend at any time that the total of net income for the current year when combined with retained net income from the preceding two years produces a loss. The future ability of the Bank to pay dividends to the Company also depends in part on the FDIC capital requirements in effect and the Company's ability to comply with such requirements.

During 2006, the Bank could, without prior approval, declare dividends of approximately $4,044 plus any 2006 net profits retained to the date of the dividend declaration.


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

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 13 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES (Continued)

There are no unused lines of credit or letters of credit offered at a fixed rate. The contractual amount of variable rate financial instruments with off-balance-sheet risk was as follows at year end.
                                                                2005     2004
                                                              -------  -------
   Loan commitments and unused lines of credit                $31,277  $24,512
   Standby letters of credit                                      549    1,045


NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year end:
                                          2005                2004
                                   ------------------  ------------------
                                   Carrying    Fair    Carrying    Fair
                                    Amount     Value    Amount     Value
                                   --------  --------  --------  --------
Financial assets
    Cash and cash equivalents      $  4,767  $  4,767  $  6,735  $  6,735
    Securities available for sale    24,211    24,211    23,125    23,125
    Securities held to maturity          50        50        50        50
    Loans, net                      232,031   230,714   188,137   187,575
    Federal Home Loan Bank stock      1,062     1,062       353       353
    Accrued interest receivable       1,425     1,425       973       973

Financial liabilities
    Deposits                        234,211   231,934   201,188   202,656
    Federal funds purchased              --        --        --        --
    FHLB advances                    13,650    13,650        --        --
    Subordinated debentures           4,000     4,000     4,000     4,000
    Accrued Interest Payable            161       161       119       119

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits, FHLB stock, accrued interest receivable and payable, demand deposits, short-term debt, including FHLB advances, subordinated debentures and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is considered nominal.

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Jacksonville Bancorp, Inc. follows:

                            CONDENSED BALANCE SHEETS
                                  December 31,
                                                           2005       2004
                                                         --------   -------
ASSETS
Cash and cash equivalents                                $  1,669   $ 3,441
Investment in banking subsidiaries                         21,938    17,798
Other assets                                                  360       665
                                                         --------   -------

Total assets                                             $ 23,967   $21,904
                                                         ========   =======

LIABILITIES AND EQUITY
Subordinated debt                                        $  4,000   $ 4,000
Accrued expenses and other liabilities                        121       100
Shareholders' equity                                       19,846    17,804
                                                         --------   -------

Total liabilities and shareholders' equity               $ 23,967   $21,904
                                                         ========   =======


                         CONDENSED STATEMENTS OF INCOME
                            Years ended December 31,

                                                     2005      2004      2003
                                                   --------  --------  --------

Other income                                       $      5  $      2  $     --
Interest expense                                       (246)      (99)       --
Other expense                                          (528)     (508)     (416)
                                                   --------  --------  --------

Income (loss) before income tax
  and undistributed subsidiary income                  (769)     (605)     (416)
Income tax expense (benefit)                           (282)     (227)     (157)
Equity in undistributed subsidiary income             2,660     1,713     1,263
                                                   --------  --------  --------

Net income                                         $  2,173  $  1,335  $  1,004
                                                   ========  ========  ========

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 15 -  PARENT COMPANY ONLY CONDENSED FINANCIAL
           INFORMATION (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                            Years ended December 31,

                                                     2005      2004      2003
                                                    -------   -------   -------
Cash flows from operating activities
   Net income                                       $ 2,173   $ 1,335   $ 1,004
   Adjustments:
      Equity in undistributed subsidiary income      (2,660)   (1,713)   (1,263)
      Amortization                                        2         1         3
      Issuance of treasury stock as compensation        131        --        --
      Change in other assets                            302      (297)      261
      Change in other liabilities                        74        20        68
                                                    -------   -------   -------
         Net cash from operating activities              22      (654)       73

Cash flows from investing activities
   Investments in subsidiaries                       (1,700)   (3,500)       --
                                                    -------   -------   -------
      Net cash from investing activities             (1,700)   (3,500)       --

Cash flows from financing activities
   Proceeds from issuance of subordinated debt           --     4,000        --
   Proceeds from exercise of common stock warrants       --     2,923         1
   Proceeds from exercise of stock options               92       165        --
   Purchase of treasury stock                          (186)       --        --
                                                    -------   -------   -------
   Net cash from financing activities                   (94)    7,088         1
                                                    -------   -------   -------

Net change in cash and cash equivalents              (1,772)    2,934        74

Beginning cash and cash equivalents                   3,441       507       433
                                                    -------   -------   -------

Ending cash and cash equivalents                    $ 1,669   $ 3,441   $   507
                                                    =======   =======   =======

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 16 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

                                                     2005         2004         2003
                                                 -----------  -----------  -----------
Basic
   Net income                                    $     2,173  $     1,335  $     1,004
                                                 ===========  ===========  ===========

      Weighted average common shares
        outstanding                                1,711,148    1,555,266    1,467,070
                                                 ===========  ===========  ===========

   Basic earnings per common share               $      1.27  $       .86  $       .68
                                                 ===========  ===========  ===========

Diluted
   Net income                                    $     2,173  $     1,335  $     1,004
                                                 ===========  ===========  ===========

      Weighted average common shares
        outstanding for basic earnings per
        common share                               1,711,148    1,555,266    1,467,070
      Add:  Dilutive effects of assumed
        exercises of stock options and warrants       88,526      142,468       30,815
                                                 -----------  -----------  -----------

      Average shares and dilutive potential
        common shares                              1,799,674    1,697,734    1,497,885
                                                 ===========  ===========  ===========

Diluted earnings per common share                $      1.21  $       .79  $       .67
                                                 ===========  ===========  ===========

Stock options for 47,000, 34,000 and 33,000 shares of common stock were not considered in computing diluted earnings per common share for 2005, 2004 and 2003, respectively, because they were anti-dilutive.

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

                                                        2005     2004     2003
                                                       ------   ------   ------

Unrealized holding gains (losses) on
  available for sale securities                        $ (354)  $ (142)  $ (264)
Reclassification adjustment for (gains) losses
  realized in income                                       --       (5)      --
                                                       ------   ------   ------
Net unrealized gains (losses)                            (354)    (147)    (264)
Tax effect                                                133       56       99
                                                       ------   ------   ------

Other comprehensive income (loss)                      $ (221)  $  (91)  $ (165)
                                                       ======   ======   ======

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollar amounts in thousands except per share data)

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                           Net Interest
                                           Income after                        Earnings per Share
                              Interest     Provision for      Net        ----------------------------
                               Income        Loan Loss       Income          Basic         Diluted
                            -------------  -------------  -------------  -------------  -------------

2005
----
  First Quarter                     3,356          1,980            367            .21            .20
  Second Quarter                    3,639          1,963            443            .26            .25
  Third Quarter                     4,175          2,301            676            .39            .38
  Fourth Quarter                    4,578          2,494            687            .41            .38

2004
----
  First Quarter                     2,433          1,455            383            .26            .24
  Second Quarter                    2,528          1,575            335            .23            .20
  Third Quarter                     2,840          1,698            317            .20            .19
  Fourth Quarter                    3,057          1,920            300            .17            .16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 30, 2004, Hacker, Johnson & Smith PA ("Hacker, Johnson") was advised that the firm's services as auditors of the Company were terminated. The Company further engaged Crowe Chizek and Company LLC ("Crowe Chizek") to serve as its principal independent accountant in auditing the Company's financial statements and performing review of interim filings, subject only to the finalization of Crowe Chizek's routine due diligence procedures. The decision to replace auditors was approved by the Company's Board of Directors, pursuant to the recommendation of the Audit Committee.

In connection with the audit of the Company's consolidated financial statements for the year ended December 31, 2003, and through the date of this Form 10-K, there were no disagreements with Hacker, Johnson on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Hacker, Johnson, would have caused Hacker, Johnson to make reference to the matter in their report.

In addition, the Company did not engage Crowe Chizek during the year ended December 31, 2003, or any subsequent interim period prior to engaging Crowe Chizek, regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements.

ITEM 9A.    CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS

The information regarding our directors and executive officers contained under the captions "Proposal 1: Election of Directors," "Executive Officers of the Registrant," and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

We have adopted a code of ethics which is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The full text of our code of ethics is available on our website (www.jaxbank.com).

ITEM 11.    EXECUTIVE COMPENSATION

The information contained under the captions "Executive Compensation," "Directors' Fees," and "Compensation Committee Interlocks and Insider Participation" in our Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the caption "Security Ownership of Directors and Officers and Certain Beneficial Owners" in our Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "Certain Relationships and Related Transactions" in our Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption "Principal Accountant Fees and Services" in our Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

ITEM 15.       EXHIBITS
               --------

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

10.4 Jacksonville Bancorp, Inc., Directors' Stock Purchase Plan (incorporated by reference to Appendix A of the Company's Proxy Statement filed on April 10, 2003, File No. 000-30248)

10.5 Servicing Agreement with M & I Data Services (now known as Metavante Corporation) (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

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

14             Code of Ethics

16.1 Letter re Change in Certifying Accountant (incorporated herein by reference to Exhibit 16 to the Company's Current Report on Form 8-K filed on May 6, 2004, File No. 000-30248).

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

                                       JACKSONVILLE BANCORP, INC.


Dated: March 13, 2006                  By:
                                          --------------------------------------
                                          Gilbert J. Pomar, III
                                          President and Chief Executive Officer

Dated: March 13, 2006                  By:
                                          --------------------------------------
                                          Valerie A. Kendall
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and as of the dates indicated:



Signature                               Title                    Date
---------                               -----                    ----

                                        Director                 March 13, 2006
-----------------------------
D. Michael Carter, C.P.A.

                                        Director                 March 13, 2006
-----------------------------
Melvin Gottlieb

                                        Director                 March 13, 2006
-----------------------------
James M. Healey

                                        Director                 March 13, 2006
-----------------------------
John C. Kowkabany

                                        Director                 March 13, 2006
-----------------------------
Rudolph A. Kraft

                                        Director                 March 13, 2006
-----------------------------
R. C. Mills

                                        Director                 March 13, 2006
-----------------------------
Gilbert J. Pomar, III

                                        Director                 March 13, 2006
-----------------------------
John W. Rose

                                        Chairman of the Board    March 13, 2006
-----------------------------           of Directors
Donald E. Roller

                                        Director                 March 13, 2006
-----------------------------
John R. Schultz

                                        Director                 March 13, 2006
-----------------------------
Price W. Schwenck

                                        Director                 March 13, 2006
-----------------------------
Charles F. Spencer

                                        Director                 March 13, 2006
-----------------------------
Bennett A. Tavar

                                        Director                 March 13, 2006
-----------------------------
Gary L. Winfield, M.D.