Form 10-Q
period 2006-03-31
JACKSONVILLE BANCORP INC /FL/
filed 2006-05-10
CIK 1071264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

|X|                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes  |X|  No  |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of The Exchange Act).

Large Accelerated Filer |_|  Accelerated Filer |_|  Non-accelerated Filer |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act).

Yes  |_|  No  |X|

As of May 5, 2006, the latest practicable date, 1,721,652 of the issuer's common shares, $.01 par value, were issued and outstanding.

                           JACKSONVILLE BANCORP, INC.

                                TABLE OF CONTENTS

                                                                                         Page
                                                                                         ----
PART I -FINANCIAL INFORMATION

        Item 1.    Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets ............................................    3

              Consolidated Statements of Income ......................................    4

              Consolidated Statements of Changes in Shareholders' Equity..............    5

              Consolidated Statements of Cash Flows ..................................    6

              Notes to Consolidated Financial Statements .............................    7

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operation.......................   12

        Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........   22

        Item 4.    Controls and Procedures............................................   23

PART II - OTHER INFORMATION

        Item 1.    Legal Proceedings..................................................   24

        Item 1A.   Risk Factors.......................................................   24

        Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........   24

        Item 3.    Defaults Upon Senior Securities....................................   24

        Item 4.    Submission of Matters to a Vote of Security Holders................   24

        Item 5.    Other Information..................................................   24

        Item 6.    Exhibits...........................................................   24

SIGNATURES ...........................................................................   26

CERTIFICATIONS........................................................................   27

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                               March 31,     December 31,
                                                                 2006            2005
                                                               ---------     ------------
                                                              (Unaudited)
ASSETS
Cash and due from banks                                        $   5,854      $   4,399
Federal funds sold                                                13,326            368
                                                               ---------      ---------
     Total cash and cash equivalents                              19,180          4,767
Securities available for sale                                     27,230         24,211
Securities held to maturity                                           50             50
Loans, net of allowance for loan losses                          245,694        232,031
     of $2,354 at 2006 and $2,207 at 2005
Premises and equipment, net                                        4,068          3,821
Bank-owned life insurance (BOLI)                                   4,687          4,635
Federal Home Loan Bank (FHLB) stock                                  681          1,062
Accrued interest receivable                                        1,362          1,425
Other assets                                                       1,120          1,042
                                                               ---------      ---------

         Total assets                                          $ 304,072      $ 273,044
                                                               =========      =========

LIABILITIES
Deposits
     Noninterest bearing                                       $  36,598      $  40,582
     Money market, NOW and savings deposits                      171,788        127,425
     Time deposits                                                67,564         66,204
                                                               ---------      ---------
         Total deposits                                          275,950        234,211
FHLB advances                                                      3,000         13,650
Subordinated debt                                                  4,000          4,000
Accrued expenses and other liabilities                               722          1,337
                                                               ---------      ---------
     Total liabilities                                           283,672        253,198

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 8,000,000 shares authorized,
  1,721,652 and 1,716,366 shares issued                               18             17
Additional paid-in capital                                        17,653         17,526
Retained earnings                                                  3,226          2,718
Treasury stock, 1,800 and 1650 shares                                (58)           (54)
Accumulated other comprehensive loss                                (439)          (361)
                                                               ---------      ---------
     Total shareholders' equity                                   20,400         19,846
                                                               ---------      ---------

         Total liabilities and shareholders' equity            $ 304,072      $ 273,044
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

                           JACKSONVILLE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                          2006           2005
                                                       ----------     ----------
Interest and dividend income
     Loans, including fees                             $    4,492     $    3,100
     Securities                                               265            250
     Other                                                     98              6
                                                       ----------     ----------
         Total interest income                              4,855          3,356

Interest expense
     Deposits                                               2,213          1,187
     FHLB advances                                             75             64
     Subordinated debt                                         74             54
     Other                                                      1              7
                                                       ----------     ----------
         Total interest expense                             2,363          1,312
                                                       ----------     ----------

Net interest income                                         2,492          2,044
Provision for loan losses                                     152             64
                                                       ----------     ----------

Net interest income after provision for loan losses         2,340          1,980

Noninterest income
     Service charges on deposit accounts                      116            165
     Other income                                              98             58
                                                       ----------     ----------
         Total noninterest income                             214            223

Noninterest expense
     Salaries and employee benefits                           883            854
     Occupancy and equipment                                  352            185
     Other                                                    516            565
                                                       ----------     ----------
         Total noninterest expense                          1,751          1,604
                                                       ----------     ----------

Income before income taxes                                    803            599
Income tax expense                                            295            232
                                                       ----------     ----------

Net income                                             $      508     $      367
                                                       ==========     ==========

Weighted average:
     Common shares                                      1,718,435      1,708,109
     Dilutive stock options and warrants                   86,539         84,969
                                                       ----------     ----------
     Dilutive shares                                    1,804,974      1,793,078
                                                       ==========     ==========

Basic earnings per common share                        $      .30     $      .21
                                                       ==========     ==========
Diluted earnings per common share                      $      .28     $      .20
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

                           JACKSONVILLE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------

                                            Common Stock                      Retained                   Accumulated
                                     -------------------------   Additional   Earnings      Treasury        Other
                                     Outstanding                   Paid-In  (Accumulated     Stock      Comprehensive
                                        Shares        Amount       Capital     Deficit)      Amount     Income (Loss)     Total
                                     -----------    ----------   ---------- ------------   ----------   -------------  ----------
Balance at January 1, 2005             1,708,366    $       17   $   17,381   $      546   $       --    $     (140)   $   17,804

Comprehensive income:
   Net income                                                                        367                                      367
   Change in unrealized gain (loss)
        on securities available for
        sale, net of tax effects                                                                               (201)         (201)
                                                                                                                       ----------
   Total comprehensive income                                                                                                 166

Purchase of treasury stock                (1,500)                                                 (40)                        (40)

Exercise of stock options,
   including tax benefits of $6              800                         14                                                    14

                                      ----------    ----------   ----------   ----------   ----------    ----------    ----------
Balance at March 31, 2005              1,707,666    $       17   $   17,395   $      913   $      (40)   $     (341)   $   17,944
                                      ==========    ==========   ==========   ==========   ==========    ==========    ==========


Balance at January 1, 2006             1,714,716    $       17   $   17,526   $    2,718   $      (54)   $     (361)   $   19,846

Comprehensive income:
   Net income                                                                        508                                      508
   Change in unrealized gain (loss)                                                                             (78)          (78)
        on securities available for
         sale, net of tax effects
                                                                                                                       ----------
   Total comprehensive income                                                                                                 430

Purchase of treasury stock                (1,800)                                                 (58)                        (58)

Issuance of treasury stock                 1,650                          2                        54                          56

Compensation expense and exercise
   of common stock options,
   including tax benefits of $41           5,286             1          125                                                   126

                                      ----------    ----------   ----------   ----------   ----------    ----------    ----------
Balance at March 31, 2006              1,719,852    $       18   $   17,653   $    3,226   $      (58)   $     (439)   $   20,400
                                      ==========    ==========   ==========   ==========   ==========    ==========    ==========

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

                           JACKSONVILLE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                         Three Months Ended
                                                                               March 31,
                                                                        ----------------------
                                                                          2006          2005
                                                                        --------      --------
Cash flows from operating activities
     Net income                                                         $    508      $    367
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                       120            91
         Net amortization of deferred loan fees                              (44)           18
         Provision for loan losses                                           152            64
         Premium amortization, net of accretion                               12            94
         Increase in cash surrender value of BOLI                            (52)           --
         Stock-based compensation                                             87            38
         Net change in accrued interest receivable and other assets           11           (91)
         Net change in accrued expenses and other liabilities               (615)         (430)
                                                                        --------      --------
              Net cash from operating activities                             179           151

Cash flows from investing activities
     Purchases of securities available for sale                           (3,949)       (3,354)
     Proceeds from maturities of securities available for sale               794         1,871
     Loan (originations) payments, net                                   (13,771)       (4,848)
     Additions to premises and equipment, net                               (347)         (100)
     Proceeds from sale (purchases) of Federal Home Loan Bank stock          381          (139)
                                                                        --------      --------
         Net cash from investing activities                              (16,892)       (6,570)

Cash flows from financing activities
     Net change in deposits                                               41,739         7,005
     Net change in short-term FHLB advances                              (10,650)           --
     Proceeds from exercise of stock options                                  54             8
     Excess tax benefits from stock-based payment arrangements                41             6
     Purchase of treasury stock                                              (58)          (40)
                                                                        --------      --------
         Net cash from financing activities                               31,126         6,979
                                                                        --------      --------

Net change in cash and cash equivalents                                   14,413           560
Cash and cash equivalents at beginning of period                           4,767         6,735
                                                                        --------      --------

Cash and cash equivalents at end of period                              $ 19,180      $  7,295
                                                                        ========      ========

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                       $  2,374      $  1,301
         Income taxes                                                        655           286

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

                           JACKSONVILLE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

Jacksonville Bancorp, Inc. is a bank holding company headquartered in Jacksonville, Florida. Jacksonville Bancorp, Inc. owns and operates The Jacksonville Bank, which has a total of four operating branches in Jacksonville, Florida, with a fifth branch expected to open in the second quarter of the current year.

The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly owned subsidiary, The Jacksonville Bank, and the Bank's wholly owned subsidiary, Fountain Financial, Inc. The consolidated entity is referred to as the "Company" and the Bank and its subsidiaries are collectively referred to as the "Bank." The Company's financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

The consolidated financial information included herein as of and for the periods ended March 31, 2006 and 2005 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2005 consolidated balance sheet was derived from the Company's December 31, 2005 audited consolidated financial statements.

NOTE 2 - STOCK-BASED COMPENSATION AND STOCK PLANS

Prior to January 1, 2006, the Company followed the provisions of SFAS 148, Accounting for Stock-Based Compensation--Transition and Disclosure ("Statement 148"), which provides transition methods to and enhances the disclosure requirements of SFAS 123, Accounting for Stock-Based Compensation ("Statement 123"). As permitted under Statement 123, the Company followed the guidelines of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("Opinion 25") and disclosed pro forma compensation expense in accordance with Statement 148. No compensation expense for stock options was recorded in the financial statements prior to January 1, 2006.

On December 16, 2004, the Financial Accounting Standards Board ("FASB") issued SFAS 123R (Revised 2004), Share-Based Payment ("Statement 123(R)"), which is a revision of Statement 123. Statement 123(R) supersedes Opinion 25. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the Statement of Income based on their fair values. Pro forma disclosure is no longer an alternative method under Statement 123(R).

Statement 123(R) is effective for fiscal years beginning after June 15, 2005. The Company adopted Statement 123(R) using the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirement of Statement 123(R) for all stock-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested as of the effective date. Additionally, compensation costs for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in salaries and benefits in the condensed consolidated statement of income on a straight-line basis over the vesting period.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

The Company recorded stock-based compensation expense for the periods ended March 31, 2006 and 2005 as follows, the components of which are further discussed below:

                                                    For the Three Months Ended
                                                    --------------------------
                                                          2006      2005
                                                         -----     -----
            Stock Options                                $  31     $  --
            Stock Issued for Director Compensation          56        38
                                                         -----     -----
            Total                                        $  87     $  38
                                                         =====     =====

The recorded amounts of stock-based compensation expense for stock options in 2006 represent amortization related to stock-based payments in accordance with Statement 123(R). The Company recognized no tax benefits related to the above stock option expense, as all stock options expensed above are incentive stock options. However, the Company recognized tax benefits of $41 related to the exercise of nonqualified stock options during the period.

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 2.55%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

During 2005, the Company accounted for stock-based payments to employees using Opinion 25's intrinsic value method and recognized no compensation costs for employee stock options in prior years. Had the Company adopted Statement 123(R) in 2005, the impact of that Standard would have approximated the impact of Statement 123 in the disclosure of pro forma net income and earnings per share described as follows:

                                                       For the Three Months
                                                       Ended March 31, 2005
                                                       --------------------

            Net income as reported                            $  367
            Deduct:  Stock-based compensation
                 expense determined under fair
                 value based method                               29
                                                              ------
            Pro forma net income                              $  338
                                                              ======

                 Basic--as reported                           $  .21
                 Basic--pro forma                             $  .20

                 Diluted--as reported                         $  .20
                 Diluted--pro forma                           $  .19

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

Following approval by the shareholders at the 2003 Annual Meeting, the Company established the Directors' Stock Purchase Plan for non-employee directors. Under this Stock Purchase Plan, Directors may elect to receive shares of the Company's common stock as an alternative to the equivalent amounts of cash for director's fees. A total of 100,000 shares of the Company's common stock were made available for issuance, all of which remained available at March 31, 2006, as all transactions executed to date were open market purchases. The Company's expense in connection with this Plan was $56 and $38, for the three months ended March 31, 2006 and 2005, respectively, which is included in other expenses in the Consolidated Statements of Income.

On April 25, 2006, the Company's shareholders approved the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (the "2006 Plan"). Under the 2006 Plan, the Compensation Committee of the Board of Directors, or other such committee appointed by the Board, consisting of only "non-employee, independent directors," has full authority to select the eligible individuals to whom awards will be granted, the types of awards granted, the number of shares subject to an award, the exercise price, and other terms and conditions of the award. Up to 20,000 shares of the Company's common stock, par value of $.01 per share, will be available for issuance for awards under the 2006 Plan, in the form of incentive stock options, restricted stock, restricted stock units, performance grants, and stock appreciation rights. Shares subject to an award may be authorized and unissued shares, treasury shares, or shares of common stock purchased on the open market. Any award that expires or is forfeited for any reason is returned to the 2006 Plan. On April 25, 2006, 904 shares of restricted stock were granted under the 2006 Plan, with a vesting date of March 9, 2008.

The 2006 Plan is a new plan and does not supersede the Company's original Stock Option Plan, adopted by the Company's shareholders on April 26, 2000, which continues to govern awards made under it. Under the Company's original Stock Option Plan, options to buy stock are granted to directors, officers and employees. Options available to be issued under the original Stock Option Plan are equal to 15% of the total shares outstanding. At March 31, 2006, the original Stock Option Plan provided for the issuance of up to 257,978 shares, of which 34,121 shares remain available for issuance.

Stock options are granted under both stock option plans with an exercise price equal to or greater than the stock fair market value at the date of grant. All stock options granted have ten-year lives, generally containing vesting terms of three to five years. Certain grants have been made that vest immediately. Common stock issued upon exercise of stock options are newly-issued shares.

The fair value of each option award is estimated on the date of grant using the Black Scholes-Merton Closed-Form ("Black-Scholes") option valuation model that uses the assumptions such as expected stock price volatility, expected option life, risk-free interest rate, and dividend yield. Expected volatilities are based on historical volatilities of the Company's stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is determined using historical data adjusted for known factors that would alter historical exercise behavior, including announced retirement dates. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is zero as the Company has not historically paid any dividends and does not anticipate payment of dividends in the future.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. There were no options granted during the three months ended March 31, 2006 or 2005; therefore, no valuation was performed for those periods.

The following table reports stock option activity for the three months ended March 31, 2006:

                                                             Weighted
                                                 Weighted     Average
                                                  Average    Remaining    Aggregate     Weighted
                                  Number of      Exercise   Contractual   Intrinsic     Average
                                   Options         Price        Term        Value      Fair Value
                                  ---------      --------   -----------   ---------    ----------
Outstanding at January 1, 2006      193,857      $  13.94                  $  3,501     $   5.41
Granted                                  --            --                        --           --
Exercised                            (5,286)        10.00                       111         3.50
Forfeited                                --            --                        --           --
                                  ---------------------------------------------------------------

Outstanding at March 31, 2006       188,571      $  14.05         5.92        3,385     $   5.46
     Fully vested and
         expected to vest           183,762         14.05         5.92        3,298         5.46
                                  ---------------------------------------------------------------

Exercisable at March 31, 2006       134,571      $  11.16         5.13     $  2,804     $   4.35
                                  ==============================================================

As of March 31, 2006, there was $321 of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized over a remaining weighted average period of 1.6 years.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 3 - CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at March 31, 2006 and December 31, 2005:

                                             Adequately
                                             Capitalized      March 31, 2006     December 31, 2005
                                             Requirement          Actual               Actual
                                             -----------      --------------     -----------------
Tier 1 Capital (to Average Assets)
Consolidated                                      >4%              8.65%                9.06%
Bank                                              >4%              8.16%                8.34%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated                                      >4%              9.66%               10.05%
Bank                                              >4%              9.13%                9.25%

Total Capital (to Risk Weighted Assets)
Consolidated                                      >8%             10.58%               10.97%
Bank                                              >8%             10.05%               10.17%

In addition, under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. Management believes, as of March 31, 2006, that the Company and the Bank met all capital requirements to which they are subject. The Company has included in Tier 1 Capital and Total Capital the trust preferred securities that were issued in June 2004.

NOTE 4 - FHLB ADVANCES

FHLB advances at March 31, 2006 consisted of a $3,000 fixed rate advance. The interest rate on the fixed rate advance, which matures April 11, 2008, is 4.36%. The advance is collateralized by a blanket lien on the Company's residential and commercial real estate loan portfolio. The Company had $13,650 in advances outstanding at December 31, 2005, which consisted of the $3,000 fixed rate advance discussed above and $10,650 in overnight advances.

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

Business Strategy

Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. We also invest in mortgage-backed securities backed by the United States Government, and agencies thereof, as well as municipal tax-exempt bonds. Our profitability depends primarily on our net interest income, which is the difference between the income we receive from our loan and securities investment portfolios and our costs incurred on our deposits, FHLB advances, and other sources of funding. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income is generated as the relative amounts of interest-earning assets grow in relation to the relative amounts of interest-bearing liabilities. In addition, the level of noninterest income earned and noninterest expenses incurred also affects profitability. Included in noninterest income are service charges earned on deposit accounts, increases in cash surrender value of Bank Owned Life Insurance ("BOLI") and mortgage origination fees. Included in noninterest expense are costs incurred for salaries and employee benefits, occupancy and equipment expenses, marketing and advertising expenses, federal deposit insurance premiums and legal and professional fees.

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on interest-earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses and maintaining strong asset quality. We have initiated programs to expand our scope of services and achieve these goals. We have advanced the interest of the Bank by attracting and retaining the best available personnel for positions of responsibility which we believe will provide us with a competitive edge in the local banking industry. In the first quarter of 2006, we acquired additional securities which we expect will increase interest income. In the fourth quarter of 2005, the Bank launched a business banking initiative, which will likely result in additional noninterest fee income. In addition, the Bank opened its fourth location in February 2006 and will open its fifth location in the second quarter of 2006 in key areas of Jacksonville, which give us additional visibility and access to businesses and individuals and will likely result in additional loan and deposit growth.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Our operations are influenced by the local economic conditions and by policies of financial institution regulatory authorities. Fluctuations in interest rates, due to factors such as competing financial institutions as well as the Federal Reserve, impact interest-earnings assets and our cost of funds, and thus our net interest margin. In addition, the local economy and real estate market of Northeast Florida and the demand for our products and loans impacts our margin. The local economy and viability of local businesses can also impact the ability of our customers to make payments on loans, thus impacting our loan portfolio. The Company evaluates these factors when valuing its allowance for loan losses and believes that the local economy and real estate market remain strong and have not shown signs of weakness or potential downturn. In addition, the Company believes its underwriting procedures are relatively conservative and, as a result, the Company should not be any more affected than the overall market in the event of economic downturn.

As stated above, fluctuations in interest rates impact our yield on interest-earning assets and our cost of funds, and thus our net interest margin. Beginning in June 2004, the Federal Reserve implemented a tightening policy that has resulted in 15 interest rate increases in the prime rate, which was 7.75% at April 20, 2006. These rate increases have improved our yield on our earning assets, but also serve to increase our cost of funds by increasing interest rates paid on deposits tied to the prime rate, as well as rates charged on FHLB advances and other borrowings.

Introduction

In the following pages, management presents an analysis of the financial condition of Jacksonville Bancorp, Inc. as of March 31, 2006 compared to December 31, 2005, and the results of operations for the three months ended March 31, 2006 compared with the same period in 2005. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Total assets increased $31.1 million, or 11%, from $273.0 million at December 31, 2005 to $304.1 million at March 31, 2006. During the three months ended March 31, 2006, the Company experienced net loan growth of $13.7 million, or 6%. The increase in net loans was driven by increases in commercial real estate loans of $21.6 million, or 16%, and residential real estate loans of $7.3 million, or 13%. The Company funded the increase in earning assets through an increase in deposits of $41.8 million from $234.2 million at December 31, 2005 to $276.0 million at March 31, 2006.

Total deposits increased $41.7 million, or 18%, from $234.2 million at December 31, 2005 to $276.0 million at March 31, 2006. During the three months ended March 31, 2006, noninterest bearing deposits decreased $4.0 million to $36.6 million, and money market, NOW and savings deposits increased $45.7 million to $239.4 million. Average core deposit growth of $61.1 million, or 48%, over the first three months of 2005 has lessened the Company's dependence on the national CD market, which contributed favorably to our risk profile.

Investment securities available for sale increased $3.0 million to $27.2 million at March 31, 2006. During the three months ended March 31, 2006, we purchased $3.9 million of securities and received $794,000 in proceeds from maturities and principal repayments. Of the $3.9 million of securities purchased in the current year, approximately $770,000 was invested in tax-exempt municipal securities.

FHLB advances at March 31, 2006 consisted of a $3.0 million fixed rate advance. The interest rate on the fixed rate advance, which matures April 11, 2008, is 4.36%. The advance is collateralized by a blanket lien on the Company's residential and commercial real estate loan portfolio. The Company had $13.7 million in advances outstanding at December 31, 2005, which consisted of the $3.0 million fixed rate advance discussed above and $10.7 million in overnight advances.

Total stockholders' equity increased by $554,000, or 3%, from $19.8 million at December 31, 2005 to $20.4 million at March 31, 2006. The increase is mainly attributable to net income of $508,000. At March 31, 2006, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 1,721,652 shares were issued and 1,719,852 shares were outstanding. In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at March 31, 2006.

Comparison  of  Operating  Results for the Three Months Ended March 31, 2006 and
2005

Net Income

Net income increased $141,000, or 38%, from $367,000 for the three months ended March 31, 2005 to $508,000 for the three months ended March 31, 2006. Diluted earnings per share increased $.08 from $.20 for the three months ended March 31, 2005 to $.28 for the three months ended March 31, 2006. This increase in net income and diluted earnings per share was due to an increase in net interest income, offset by an increase in provision for loan losses, noninterest expenses and income tax expense. Net interest income increased as a result of an increase in interest-earning assets, as well as an increase in the average interest rates earned on those assets. Occupancy and equipment expenses accounted for the largest portion of the increase in noninterest expenses. Salaries and employee benefits increased due to the expense of stock options resulting from adoption of FAS 123(R) on January 1, 2006. The increase in income tax expense was directly related to the increase in net income.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, increased $448,000, or 22.0% from $2.0 million for the three months ended March 31, 2005 to $2.5 million for the three months ended March 31, 2006. This increase resulted from an increase in interest income of $1.5 million, offset by an increase in interest expense of $1.1 million. The average net interest margin decreased 4 basis points from 3.73% for the three months ended March 31, 2005 to 3.69% for the three months ended March 31, 2006. Refer to the table and discussion on the following pages for a detailed analysis of the increase in net interest income.

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and shareholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

                                                                   Three Months Ended March 31,
                                               ---------------------------------------------------------------------
                                                             2006                                 2005
                                               --------------------------------     --------------------------------
                                               Average                  Average     Average                  Average
                                               Balance     Interest       Rate      Balance     Interest       Rate
                                               --------    --------     -------     --------    --------     -------
                                                                      (Dollars in thousands)
Interest-earning assets:
     Loans (1)                                 $239,565    $  4,492        7.60%    $195,635    $  3,100        6.43%
     Securities (2)                              25,063         265        4.29       24,794         242        3.96
     Other interest-earning assets (3)            9,399          98        4.23        1,872          14        3.03
                                               --------    --------                 --------    --------
         Total interest-earning assets          274,027       4,855        7.19      222,301       3,356        6.12
                                                           --------                             --------
     Noninterest-earning assets (4)              13,182                                7,761
                                               --------                             --------

         Total assets                          $287,209                             $230,062
                                               ========                             ========

Interest-bearing liabilities:
     Savings and NOW deposits                  $ 18,082    $     82        1.84     $ 23,872    $     62        1.05
     Money market deposits                      131,497       1,434        4.42       70,899         575        3.29
     Time deposits                               68,304         697        4.14       73,159         549        3.04
     FHLB advances                                6,778          75        4.49        9,317          64        2.79
     Subordinated debt                            4,000          74        7.50        4,000          54        5.48
     Other interest-bearing liabilities (5)          91           1        4.46        1,016           8        3.19
                                               --------    --------                 --------    --------
         Total interest-bearing liabilities     228,752       2,363        4.19      182,263       1,312        2.92
                                                           --------                             --------
     Noninterest-bearing liabilities             38,368                               29,892
     Shareholders' equity                        20,089                               17,907
                                               --------                             --------
         Total liabilities and
           shareholders' equity                $287,209                             $230,062
                                               ========                             ========

Net interest income                                        $  2,492                             $  2,044
                                                           ========                             ========

Interest rate spread (6)                                                   3.00%                                3.20%
                                                                       ========                             ========
Net interest margin (7)                                                    3.69%                                3.73%
                                                                       ========                             ========

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

----------
(1)   Includes nonaccrual loans.

(2) Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.

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

                                              Three Months Ended March 31,
                                                  2006 Versus 2005 (1)
                                                  --------------------
                                         Increase (decrease) due to changes in:
                                         --------------------------------------
                                                                       Net
                                            Volume         Rate       Change
                                            -------      -------     -------
                                                 (Dollars in thousands)
   Interest income:
       Loans                                $   766      $   626     $ 1,392
       Securities                                 3           20          23
       Other interest-earning assets             77            7          84
                                            -------      -------     -------
   Total interest income                        846          653       1,499
                                            -------      -------     -------

   Interest expense:
       Savings and NOW deposits                 (18)          38          20
       Money market deposits                    612          247         859
       Time deposits                            (38)         186         148
       FHLB advances                            (21)          32          11
       Subordinated debt                         --           20          20
       Other interest-bearing liabilities        (9)           2          (7)
                                            -------      -------     -------
   Total interest expense                       526          525       1,051
                                            -------      -------     -------

   Increase in net interest income          $   320      $   128     $   448
                                            =======      =======     =======

   ----------
   (1) The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Net interest income increased by $448,000, or 22.0%, from $2.0 million for the first three months of 2005 to $2.5 million for the current three-month period. As can be seen from the above rate/volume analysis, the increase is primarily comprised of a positive volume variance of $320,000 and a positive rate variance of $128,000.

Volume Variance. When comparing the first three months of 2006 to the same period last year, the Company experienced substantial growth in its loan portfolio, with the most significant impact occurring in commercial real estate and residential real estate loans. The Company also experienced growth in core deposit products, with the largest increase occurring in money market deposit accounts. In addition, the Company utilized the increase in deposits to invest in interest-earning assets, which contributed to the positive volume variance. The aggregate positive impact of the loan and core deposit growth largely comprised the positive volume variance of $320,000.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Rate Variance. The increases in the Federal Funds rate by the Federal Reserve, along with the growth in loan balances, is the primary reason for the positive rate variance of $128,000. The average rate earned by the Company on interest-earning assets increased by 107 basis points to 7.19% for the three months ended March 31, 2006, whereas, the average rate paid by the Company on interest-bearing liabilities increased 127 basis points to 4.19% for the same period. Therefore, the average rate earned on interest-earning assets was greater than the average rate paid on interest-bearing liabilities, thus contributing to the positive rate variance.

Net Interest Margin. Net interest margin decreased by four basis points from 3.73% to 3.69% when comparing the first three months of 2006 to the same period last year. This decrease is mainly the result of an increase in net funding costs from deposit growth, offset by an increase in interest-earning assets. The increase in net funding cost is the result of the recent increases in the Federal Funds rate. The Company closely monitors its cost of funds and has taken action to reduce such costs. Furthermore, variable rates adjust to increasing rates, and proceeds from maturity, amortization and prepayment of loans and securities continue to be invested at higher rates, mitigating the rising costs of core funding.

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

Additional information with regard to the Company's methodology and reporting of the allowance for loan losses is included in the 2005 Annual Report on Form 10-K.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Asset Quality

The Company has identified certain assets as nonperforming. These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and foreclosed real estate. Loans are placed on nonaccrual status when management has concerns regarding its ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due. These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. Loans are impaired when it is considered probable that management will not collect the outstanding loan principal and interest amounts or realize the full carrying value of the loan. The Company's nonperforming assets at March 31, 2006 and December 31, 2005 are as follows:

                                                                              March 31,    December 31,
                                                                                2006           2005
                                                                              ---------    ------------
                                                                               (Dollars in thousands)
   Nonaccruing loans                                                          $     235      $     319
   Loans past due over 90 days still on accrual (1)                                  --            447
                                                                              ---------      ---------
   Total nonperforming loans                                                        235            766
   Foreclosed assets, net                                                            --             --
                                                                              ---------      ---------
   Total nonperforming assets                                                 $     235      $     766
                                                                              =========      =========

   Allowance for loan losses                                                  $   2,354      $   2,207

   Nonperforming loans and foreclosed assets as a percent of total assets           .08%           .28%
   Nonperforming loans as a percent of gross loans                                  .09%           .33%
   Allowance for loan losses as a percent of nonperforming loans               1,001.70%        288.12%

   ----------
   (1) The $447,000 loans past due over 90 days and still on accrual was comprised of one outstanding loan which was brought current by the customer in January 2006.

Allowance and Provision for Loan Losses

The allowance for loan losses grew by $147,000 during the first three months of 2006, amounting to $2.4 million at March 31, 2006 as compared to $2.2 million at December 31, 2005. The allowance represented approximately .95% and .94% of total loans at both dates, respectively. During the first three months of 2006, the Company had charge-offs of $4,700, no recoveries and recorded a $152,000 provision for loan losses compared to no charge-offs, no recoveries and a provision for loan losses of $64,000 for the first three months of 2005. The larger provision for loan losses in 2006 resulted primarily from the increase in loans outstanding.

The allowance for loan losses is a valuation allowance for credit losses in the loan portfolio. Management has adopted a methodology to properly analyze and determine an adequate loan loss allowance. The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb all estimated incurred losses in the Company's loan and lease portfolio. Due to their similarities, the Company has grouped the loan portfolio into three components. The components are residential real estate, consumer loans and commercial loans. The Company has created a loan classification system to properly calculate the allowance for loan losses. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

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

Based on the results of the analysis performed by management at March 31, 2006, the allowance for loan loss is considered to be adequate to absorb estimated loan losses in the portfolio as of that date. As more fully discussed in the "Application of Critical Accounting Policies" section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

The amount of future charge-offs and provisions for loan losses could be affected by, among other things, economic conditions in Jacksonville, Florida, and the surrounding communities. Such conditions could affect the financial strength of the Company's borrowers and do affect the value of real estate collateral securing the Company's mortgage loans. Loans secured by real estate represent approximately 90% of the Company's total loans outstanding at March 31, 2006. In recent years, economic conditions in Jacksonville and the surrounding communities have been strong and real estate values have continued to grow. However, such conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Company's borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Company's underwriting policies are relatively conservative and, as a result, the Company should not be any more affected than the overall market.

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

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Noninterest Income, Noninterest Expense, and Income Taxes

Noninterest income was $214,000 for the three months ended March 31, 2006, compared to $223,000 for the 2005 period. The decrease was primarily due to a decrease in service charges, offset by an increase in other income of $40,000 driven by the increase in cash surrender value of the BOLI asset recorded as tax-free noninterest income. The decrease in income from service charges was primarily the result of a reduction in return check charges and maintenance and activity charges.

Noninterest expense increased to $1.8 million for the three months ended March 31, 2006, from $1.6 million for the three months ended March 31, 2005. Occupancy and equipment accounted for the majority of noninterest expense, increasing $167,000 over the same quarter of 2005. This increase is a result of the absorption of additional rent and equipment expense related to the Company's two newest locations. The Company opened its fourth location in February 2006 and anticipates opening its fifth location in the second quarter. Salaries and employee benefits also increased due to $31,000 in stock-based compensation expense resulting from the adoption of FAS 123(R) on January 1, 2006.

Income taxes for the three months ended March 31, 2006 were $295,000 (an effective rate of 36.74%) compared to income taxes of $232,000 for the three months ended March 31, 2005 (an effective tax rate of 38.73%). Income tax expense increased due to the increase in net income, while the effective tax rate decreased due to the tax-free noninterest income earned on the BOLI in the current period, which wasn't purchased until the second quarter of 2005, as well as tax-free income earned on additional municipal securities.

Capital

The Company's capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Company's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 10.61%, 9.69% and 8.67%, respectively, at March 31, 2006.

Cash Flows and Liquidity

Cash Flows. The Company's primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances and federal funds purchased. The Company uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to reduce borrowings and to purchase investment securities. During the first three months of 2006, the Company's cash and cash equivalent position increased by $14.4 million. The increase in cash mainly resulted from an increase in deposit accounts of approximately $41.8 million from $234.2 million at December 31, 2005 to $276.0 million at March 31, 2006, offset by an increase in net loan originations of $13.8 million, repayment of FHLB advances of $10.7 million, and purchases of securities of $3.9 million.

Liquidity. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold. At March 31, 2006, the Company had $40.6 million in federal funds sold and available-for-sale securities not subject to pledge agreements.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The Company's primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company's deposit base consists of both core deposits from businesses and consumers in its local and national market. The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the Federal Home Loan Bank and other commercial banks. These lines in the aggregate amount of approximately $81.1 million do not represent legal commitments to extend credit on the part of the other banks.

Recent Accounting Pronouncements. In December 2004, the FASB issued Statement No. 153, Exchange of Nonmonetary Assets, ("Statement 153"), an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amends the principle of APB No. 29 and generally requires that the transaction is recorded at fair value with gain or loss recognition in income. Statement 153 removed the APB 29 exception that exchanges of "similar, productive" nonmonetary assets be accounted for at book value and more broadly provides exceptions only for transactions that lack "commercial substance." Statement 153 is effective for exchanges in fiscal years beginning after June 15, 2005. The Company adopted Statement 153 on January 1, 2006, and adoption is not expected to have a material impact on the financial condition, results of operations or liquidity of the Company.

In May 2005, the FASB issued Statement No. 154, Accounting for Changes and Error Corrections, as amended, ("Statement 154"), which replaces APB No. 20 and FASB Statement 3. Statement 154 modifies prior guidance on accounting changes and error corrections and requires retrospective application for changes in accounting principles (unless that principle designates otherwise), retroactive restatement for error corrections and prospective method for changes in estimates. Statement 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Company adopted Statement 154 on January 1, 2006, and adoption is expected to change the Company's procedures for accounting changes and error corrections (if any) according to the methods required by Statement 154. The Company is not currently aware of any accounting changes or errors to which the provisions of this Statement will apply.

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

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

In February 2006, the FASB issued Statement 155, Accounting for Certain Hybrid Financial Instruments--an Amendment of FASB Statements No. 133 and 140 ("Statement 155"). This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"), and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("Statement 140"). Statement 155 permits fair value measurement for financial instruments containing embedded derivatives; clarifies which instruments are subject to Statement No. 133; requires evaluation of security interests in financial assets for freestanding derivatives and hybrid financial instruments for embedded derivatives; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and eliminates the prohibition placed on Qualifying Special Purpose Entities by Statement 140. Statement 155 is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006 (January 1, 2007). Adoption is not expected to have a material impact on the financial condition, results of operations or liquidity of the Company.

In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets--an Amendment to Statement No. 140 ("Statement 156"). Statement 156 requires an entity to recognize a servicing asset or servicing liability if certain criteria exist in the contract; requires initial fair value measurement of all separately identifiable servicing assets and servicing liabilities; permits use of either the amortization method or fair value measurement method for each class of separately recognized servicing assets or servicing liabilities; permits a one-time reclassification of available-for-sale securities to trading securities for servicing assets and servicing liabilities; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value. Statement 156 is effective in fiscal years beginning after September 15, 2006 (January 1, 2007). Adoption is not expected to have a material impact on the financial condition, results of operations, or liquidity of the Company.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements. The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation's overall level of these financial obligations since December 31, 2005 and that any changes in the Corporation's obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in Management's Discussion and Analysis in the Corporation's Annual Report on Form 10-K and is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that a financial institution will be adversely impacted by unfavorable changes in market prices. These unfavorable changes could result in a reduction in net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities.

Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest rate risk management is to control this risk within limits approved by the Board and narrower guidelines approved by ALCO. These limits and guidelines reflect the Bank's tolerance for interest rate risk. The Bank attempts to control interest rate risk by identifying and quantifying exposures. The Bank quantifies its interest rate risk exposures using sophisticated simulation and valuation models as well as simpler gap analyses performed by a third-party vendor specializing in this activity.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The Bank's internal policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should change by less than 15%. The most current simulation projects the Bank's net interest income to be within the parameters of its internal policy and has not changed significantly from our December 31, 2005 disclosures in Form 10-K. Such simulation involves numerous assumptions and estimates, which are inherently subjective and are subject to substantial business and economic uncertainties. Accordingly, the actual effects of an interest rate shift under actual future conditions may be expected to vary significantly from those derived from the simulation to the extent that the assumptions used in the simulation differ from actual conditions.

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

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.     Legal Proceedings

            There are no material pending legal proceedings to which we are a party or to which any of our properties are subject; nor are there material proceedings known to be contemplated by any governmental authority; nor are there any material proceedings known to us, pending or contemplated, in which any of our directors, officers, affiliates or any principal security holders, or any associate of any of the foregoing, is a party or has an interest adverse to us, except as set forth below. On April 11, 2006, The Jacksonville Bank has been served with a Summons and a copy of the Complaint filed by Wells Fargo Financial Leasing, Inc. in the Circuit Court of Fourth Judicial Circuit in and for Duval County, Florida. The basis of the Complaint stems from an erroneous wire transfer that was made by Wells Fargo on February 16, 2005 to one of our customers, offsetting an overdraft in our customer's account in the amount of $33,143.95. The Bank retained the amount and Wells Fargo is pursuing the refund plus interest and costs. The Bank does not expect to incur any material loss with regard to this matter.

Item 1A.    Risk Factors

            There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005.

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

Item 5.     Other Information

            None

Item 6.     Exhibits

            (a)   Exhibit No. 3.1:   Articles of Incorporation of the Company
                                     (1)

                  Exhibit No. 3.2:   Amended and Restated Bylaws of the Company
                                     (2)

                  Exhibit No. 3.3:   Amendment to Amended and Restated Bylaws of
                                     the Company (3)

                  Exhibit No. 31.1:  Certification of principal executive
                                     officer required by Rule
                                     13a-14(a)/15d-14(a) of the Exchange Act

                  Exhibit No. 31.2:  Certification of principal financial
                                     officer required by Rule
                                     13a-14(a)/15d-14(a) of the Exchange Act

                  Exhibit No. 32:    Certification pursuant to 18 U.S.C. Section
                                     1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  ----------
                  (1) Incorporated herein by reference to Exhibit No. 3.1 to Form SB-2, Registration Statement and amendments thereto, effective as of September 30, 1998, Registration No. 333-64815.

--------------------------------------------------------------------------------

                  (2) Incorporated herein by reference to Exhibit No. 3.2 to Form 10-QSB for the quarter ended June 30, 2002, filed August 14, 2002.

                  (3) Incorporated herein by reference to Exhibit No. 3.3 to Form 10-QSB for the quarter ended June 30, 2005, filed August 10, 2005.

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


Date:  May 5, 2006                      /s/ Gilbert J. Pomar, III
                                        ----------------------------------------
                                        Gilbert J. Pomar, III
                                        President and Chief Executive Officer


Date:  May 5, 2006                      /s/ Valerie A. Kendall
                                        ----------------------------------------
                                        Valerie A. Kendall
                                        Executive Vice President
                                        and Chief Financial Officer

--------------------------------------------------------------------------------