Form 10-Q
period 2006-06-30
JACKSONVILLE BANCORP INC /FL/
filed 2006-08-09
CIK 1071264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

      |X|          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
                               -------------

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

                                 (904) 421-3040
                           (Issuer's telephone number)

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

Yes |_|           No |X|

As of August 8, 2006, the latest practicable date, 1,725,852 of the issuer's common shares, $.01 par value, were issued and outstanding.

                           JACKSONVILLE BANCORP, INC.

                                TABLE OF CONTENTS

                                                                                                           Page

PART I -FINANCIAL INFORMATION
        Item 1.    Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets ............................................................      3

              Consolidated Statements of Income ......................................................      4

              Consolidated Statements of Changes in Shareholders' Equity..............................      5

              Consolidated Statements of Cash Flows ..................................................      6

              Notes to Consolidated Financial Statements .............................................      7

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operation.......................................     12

        Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................     23

        Item 4.    Controls and Procedures............................................................     23

PART II - OTHER INFORMATION

        Item 1.    Legal Proceedings..................................................................     25

        Item 1A.   Risk Factors.......................................................................     25

        Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........................     25

        Item 3.    Defaults Upon Senior Securities....................................................     25

        Item 4.    Submission of Matters to a Vote of Security Holders................................     25

        Item 5.    Other Information..................................................................     25

        Item 6.    Exhibits...........................................................................     25

SIGNATURES ...........................................................................................     27

CERTIFICATIONS........................................................................................     28

                           JACKSONVILLE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                                                    June 30,          December 31,
                                                                                      2006                2005
                                                                                      ----                ----
                                                                                   (Unaudited)
ASSETS
Cash and due from banks                                                         $         8,619    $          4,399
Federal funds sold                                                                        5,176                 368
                                                                                ---------------    ----------------
     Total cash and cash equivalents                                                     13,795               4,767
Securities available for sale                                                            25,811              24,211
Securities held to maturity                                                                  50                  50
Loans, net of allowance for loan losses                                                 256,030             232,031
     of $2,378 at 2006 and $2,207 at 2005
Premises and equipment, net                                                               4,663               3,821
Bank-owned life insurance (BOLI)                                                          4,741               4,635
Federal Home Loan Bank (FHLB) stock                                                       1,838               1,062
Accrued interest receivable                                                               1,780               1,425
Other assets                                                                              1,278               1,042
                                                                                ---------------    ----------------

         Total assets                                                           $       309,986    $        273,044
                                                                                ===============    ================

LIABILITIES
Deposits
     Noninterest bearing                                                        $        36,953    $         40,582
     Money market, NOW and savings deposits                                             157,284             127,425
     Time deposits                                                                       61,573              66,204
                                                                                ---------------    ----------------
         Total deposits                                                                 255,810             234,211
FHLB advances                                                                            28,700              13,650
Subordinated debt                                                                         4,000               4,000
Accrued expenses and other liabilities                                                      559               1,337
                                                                                ---------------    ----------------
     Total liabilities                                                                  289,069             253,198

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 8,000,000 shares authorized,
  1,723,652 and 1,716,366 shares issued                                                      18                  17
Additional paid-in capital                                                               17,724              17,526
Retained earnings                                                                         3,915               2,718
Treasury stock, 1,800 and 1,650 shares                                                      (54)                (54)
Accumulated other comprehensive loss                                                       (686)               (361)
                                                                                ----------------   ----------------
     Total shareholders' equity                                                          20,917              19,846
                                                                                ---------------    ----------------

         Total liabilities and shareholders' equity                             $      309,986     $        273,044
                                                                                ===============    ================

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                            Three Months Ended      Six Months Ended
                                                               June 30,                 June 30,
                                                               --------                 --------
                                                          2006        2005          2006        2005
                                                      -----------------------   -----------------------
Interest and dividend income
     Loans, including fees                            $    5,011   $    3,379   $    9,503   $    6,479
     Securities                                              309          247          574          497
     Other                                                    35           13          133           20
                                                      ----------   ----------   ----------   ----------
         Total interest income                             5,355        3,639       10,210        6,996

Interest expense
     Deposits                                              2,265        1,396        4,478        2,583
     FHLB advances                                           217           54          292          119
     Subordinated debt                                        79           59          153          113
     Other                                                     4            3            6           10
                                                      ----------   ----------   ----------   ----------
         Total interest expense                            2,565        1,512        4,929        2,825
                                                      ----------   ----------   ----------   ----------

Net interest income                                        2,790        2,127        5,281        4,171
Provision for loan losses                                    117          164          268          228
                                                      ----------   ----------   ----------   ----------

Net interest income after provision for loan losses        2,673        1,963        5,013        3,943

Noninterest income
     Service charges on deposit accounts                     140          160          256          325
     Other income                                            133           81          231          139
                                                      ----------   ----------   ----------   ----------
         Total noninterest income                            273          241          487          464

Noninterest expense
     Salaries and employee benefits                          909          760        1,793        1,614
     Occupancy and equipment                                 385          293          737          583
     Other                                                   580          470        1,095          930
                                                      ----------   ----------   ----------   ----------
         Total noninterest expense                         1,874        1,523        3,625        3,127
                                                      ----------   ----------   ----------   ----------

Income before income taxes                                 1,072          681        1,875        1,280
Income tax expense                                           383          238          678          470
                                                      ----------   ----------   ----------   ----------

Net income                                            $      689   $      443   $    1,197   $      810
                                                      ==========   ==========   ==========   ==========

Weighted average:
     Common shares                                     1,721,889    1,710,527    1,720,171    1,709,325
     Dilutive stock options and warrants                  82,693       88,102       84,169       86,684
                                                      ----------   ----------   ----------   ----------
     Dilutive shares                                   1,804,582    1,798,629    1,804,340    1,796,009
                                                      ==========   ==========   ==========   ==========

Basic earnings per common share                       $      .40   $      .26   $      .70   $      .47
                                                      ==========   ==========   ==========   ==========
Diluted earnings per common share                     $      .38   $      .25   $      .66   $      .45
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

                           JACKSONVILLE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)



                                           Common Stock
                                           ------------           Additional                             Accumulated Other
                                            Outstanding            Paid-In      Retained   Treasury Stock Comprehensive
                                        Shares        Amount       Capital      Earnings       Amount      Income (Loss)   Total
                                       ----------   ----------    ----------   ----------    ----------    ----------    ----------
Balance at January 1, 2005              1,708,366   $       17    $   17,381   $      546    $             $     (140)   $   17,804

Comprehensive income:
    Net income                                                                        810                                       810
    Change in unrealized gain (loss)
         on securities available for
         sale, net of tax effects                                                                                  26            26
                                                                                                                         ----------

    Total comprehensive income                                                                                                  836
Purchase of treasury stock                 (3,000)                                                  (83)                        (83)
Issuance of treasury stock                  1,500                                                    40                          40
Exercise of stock options,
    including tax benefits of $21           4,800                         69                                                     69
                                       ----------   ----------    ----------   ----------    ----------    ----------    ----------
Balance at June 30, 2005                1,711,666   $       17    $   17,450   $    1,356    $      (43)   $     (114)   $   18,666
                                       ==========   ==========    ==========   ==========    ==========    ==========    ==========

Balance at January 1, 2006              1,714,716   $       17    $   17,526   $    2,718    $      (54)   $     (361)   $   19,846

Comprehensive income:
    Net income                                                                      1,197                                     1,197
    Change in unrealized gain (loss)                                                                             (325)         (325)
         on securities available for
         sale, net of tax effects
                                                                                                                         ----------
    Total comprehensive income                                                                                                  872
Purchase of treasury stock                 (3,600)                                                 (112)                       (112)
Issuance of treasury stock                  3,450                          3                        112                         115
Compensation expense and exercise
    of common stock options,
    including tax benefits of $58           7,286            1           195                                                    196
                                       ----------   ----------    ----------   ----------    ----------    ----------    ----------
Balance at June 30, 2006                1,721,852   $       18    $   17,724   $    3,915    $      (54)   $     (686)   $   20,917
                                       ==========   ==========    ==========   ==========    ==========    ==========    ==========

Balance at April 1, 2005                1,707,666   $       17    $   17,395   $      913    $      (40)   $     (341)   $   17,944

Comprehensive income:
    Net income                                                                        443                                       443
    Change in unrealized gain (loss)
         on securities available for
         sale, net of tax effects                                                                                 227           227
                                                                                                                         ----------
    Total comprehensive income                                                                                                  670
Purchase of treasury stock                 (1,500)                                                  (43)                        (43)
Issuance of treasury stock                  1,500                                                    40                          40
Exercise of stock options,
    including tax benefits of $15           4,000           --            55                                                     55
                                       ----------   ----------    ----------   ----------    ----------    ----------    ----------
Balance at June 30, 2005                1,711,666   $       17    $   17,450   $    1,356    $      (43)   $     (114)   $   18,666
                                       ==========   ==========    ==========   ==========    ==========    ==========    ==========

Balance at April 1, 2006                1,719,852   $       18    $   17,653   $    3,226    $      (58)   $     (439)   $   20,400

Comprehensive income:
    Net income                                                                        689                                       689
    Change in unrealized gain (loss)                                                                             (247)         (247)
         on securities available for
         sale, net of tax effects
                                                                                                                         ----------
    Total comprehensive income                                                                                                  442
Purchase of treasury stock                 (1,800)                                                  (54)                        (54)
Issuance of treasury stock                  1,800                          1                         58                          59
Compensation expense and exercise
    of common stock options,
    including tax benefits of $16           2,000                         70                                                     70
                                       ----------   ----------    ----------   ----------    ----------    ----------    ----------
Balance at June 30, 2006                1,721,852   $       18    $   17,724   $    3,915    $      (54)   $     (686)   $   20,917
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

                           JACKSONVILLE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                          Six Months Ended
                                                                              June 30,
                                                                        2006           2005
                                                                        ----           ----
Cash flows from operating activities
     Net income                                                       $  1,197    $    810
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                     245         212
         Net amortization of deferred loan fees                            (76)        (89)
         Provision for loan losses                                         268         228
         Premium amortization, net of accretion                             23         (16)
         Increase in cash surrender value of BOLI                         (106)        (30)
         Stock-based compensation                                          180          78
         Loss on disposal of assets                                          9          --
         Net change in accrued interest receivable and other assets       (436)       (270)
         Net change in accrued expenses and other liabilities             (779)       (305)
                                                                      --------    --------
              Net cash from operating activities                           525         618

Cash flows from investing activities
     Purchases of securities available for sale                         (3,949)     (3,373)
     Proceeds from maturities of securities available for sale           1,805       3,263
     Loan (originations) payments, net                                 (24,191)    (21,220)
     Purchase of BOLI                                                       --      (4,500)
     Additions to premises and equipment, net                           (1,054)       (229)
     Purchases of Federal Home Loan Bank stock                            (776)       (792)
                                                                      --------    --------
         Net cash from investing activities                            (28,165)    (26,851)

Cash flows from financing activities
     Net change in deposits                                             21,599       9,701
     Net change in short-term FHLB advances                             15,050      12,500
     Proceeds from long-term FHLB advances                                  --       3,000
     Proceeds from exercise of stock options                                73          48
     Excess tax benefits from stock-based payment arrangements              58          21
     Purchase of treasury stock                                           (112)        (83)
                                                                      --------    --------
         Net cash from financing activities                             36,668      25,187
                                                                      --------    --------

Net change in cash and cash equivalents                                  9,028      (1,046)
Cash and cash equivalents at beginning of period                         4,767       6,735
                                                                      --------    --------

Cash and cash equivalents at end of period                            $ 13,795    $  5,689
                                                                      ========    ========

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                     $  4,858    $  2,801
         Income taxes                                                    1,340         781

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


--------------------------------------------------------------------------------
NOTE 1 - BASIS OF PRESENTATION
Jacksonville Bancorp, Inc. is a bank holding company headquartered in Jacksonville, Florida. Jacksonville Bancorp, Inc. owns and operates The Jacksonville Bank, which has a total of five operating branches in Jacksonville, Florida.

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

The consolidated financial information included herein as of and for the periods ended June 30, 2006 and 2005 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2005 consolidated balance sheet was derived from the Company's December 31, 2005 audited consolidated financial statements.

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

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


--------------------------------------------------------------------------------

The Company recorded stock-based compensation expense for the periods ended June 30, 2006 and 2005 as follows, the components of which are further discussed below:

                                                   For the Three Months Ended    For the Six Months Ended
                                                   --------------------------    ------------------------
                                                     June 30,  June 30,             June 30,  June 30,
                                                       2006       2005                 2006     2005
                                                     -------   --------             --------  -------
         Stock Options                              $     31   $     --             $     62       --
         Stock Issued for Director Compensation           59         40                  115       78
         Restricted Stock                                  3         --                    3       --
                                                     -------   --------             --------  -------
         Total                                       $    93   $     40             $    180       78
                                                     =======   ========             ========  =======


The recorded amounts of stock-based compensation expense for stock options in 2006 represent amortization related to stock-based payments in accordance with Statement 123(R). The Company recognized no tax benefits related to the above stock option expense, as all stock options expensed above are incentive stock options. However, the Company recognized tax benefits of $16 and $58 related to the exercise of nonqualified stock options during the three and six months ended June 30, 2006, respectively. In addition, the Company recognized tax benefits of $1 related to restricted stock expense for the three and six month periods.

SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting primarily based on historical annual forfeiture rates of approximately 2.56%. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

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

                                                  For the Three Months      For the Six Months
                                                   Ended June 30, 2005      Ended June 30, 2005
                                                  ---------------------    ---------------------

         Net income as reported                        $           443       $           810
         Deduct:  Stock-based compensation
              expense determined under fair
              value based method                                    30                    59
                                                       ---------------       ---------------
         Pro forma net income                          $           413       $           751
                                                       ===============       ===============

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


--------------------------------------------------------------------------------


              Basic--as reported                       $           .26       $           .47
              Basic--pro forma                         $           .24       $           .44

              Diluted--as reported                     $           .25       $           .45
              Diluted--pro forma                       $           .23       $           .42

Following approval by the shareholders at the 2003 Annual Meeting, the Company established the Directors' Stock Purchase Plan for non-employee directors. Under this Stock Purchase Plan, Directors may elect to receive shares of the Company's common stock as an alternative to the equivalent amounts of cash for director's fees. A total of 100,000 shares of the Company's common stock were made available for issuance, all of which remained available at June 30, 2006, as all transactions executed to date were open market purchases. The Company's expense in connection with this Plan was $115 and $78, for the six months ended June 30, 2006 and 2005, respectively, which is included in other expenses in the Consolidated Statements of Income.

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

The 2006 Plan is a new plan and does not supersede the Company's original Stock Option Plan, adopted by the Company's shareholders on April 26, 2000, which continues to govern awards made under it. Under the Company's original Stock Option Plan, options to buy stock are granted to directors, officers and employees. Options available to be issued under the original Stock Option Plan are equal to 15% of the total shares outstanding. At June 30, 2006, the original Stock Option Plan provided for the issuance of up to 258,278 shares, of which 34,421 shares remain available for issuance.

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

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


--------------------------------------------------------------------------------


The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. There were no options granted during the six months ended June 30, 2006 or 2005; therefore, no valuation was performed for those periods.

The following table reports stock option activity for the three and six months ended June 30, 2006:

                                                                        Weighted
                                                     Weighted            Average
                                                      Average           Remaining      Aggregate       Weighted
                                    Number of         Exercise         Contractual      Intrinsic       Average
                                      Options           Price              Term          Value          Fair Value
                                      -------           -----              ----          -----          ----------

Outstanding at January 1, 2006        193,857        $    13.94                         $   3,501      $      5.41
Granted                                    --                --                                --               --
Exercised                              (5,286)            10.00                               111             3.50
Forfeited                                  --                --                                --               --
                                    ------------------------------------------------------------------------------

Outstanding at March 31, 2006         188,571        $    14.05               5.92      $   3,385      $      5.46
Granted                                    --                --                                --               --
Exercised                              (2,000)            10.00                                43             4.32
Forfeited                                  --                --                                --               --
                                    ------------------------------------------------------------------------------

Outstanding at June 30, 2006          186,571        $    14.09               5.70          2,967      $      5.47
Fully vested and expected to vest     181,795             14.09               5.70          2,892             5.47
                                    ------------------------------------------------------------------------------

Exercisable at June 30, 2006          141,671        $    11.19               5.09      $   2,556      $      4.66
                                    ==============================================================================

As of June 30, 2006, there was $324 of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized over a remaining weighted average period of 1.6 years.

The following table reports restricted stock activity during the six months ended June 30, 2006:


                                                                     Aggregate
                                          Number of                  Intrinsic
                                           Shares                      Value
                                        -------------             -------------
Unvested shares at January 1, 2006                 --
Shares granted                                    904
Shares vested and distributed                      --
Shares forfeited                                  (54)
                                        --------------            -------------
Unvested shares at June 30, 2006                  850             $      25,500

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)


--------------------------------------------------------------------------------



NOTE 3 - CAPITAL ADEQUACY
Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at June 30, 2006 and December 31, 2005:


                                           Adequately
                                           Capitalized        June 30, 2006   December 31, 2005
                                           Requirement             Actual          Actual
                                           -------------      --------------   ----------------
Tier 1 Capital (to Average Assets)
Consolidated                                    >4%               8.54%            9.06%
Bank                                            >4%               8.26%            8.34%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated                                    >4%               9.59%           10.05%
Bank                                            >4%               9.27%            9.25%

Total Capital (to Risk Weighted Assets)
Consolidated                                    >8%              10.48%           10.97%
Bank                                            >8%              10.16%           10.17%

In addition, under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. Management believes, as of June 30, 2006, that the Company and the Bank met all capital requirements to which they are subject. The Company has included in Tier 1 Capital and Total Capital the trust preferred securities that were issued in June 2004.

NOTE 4 - FHLB ADVANCES
FHLB advances at June 30, 2006 consisted of a $3,000 fixed rate advance and a $25,700 overnight advance. The interest rate on the overnight advance was 5.57% at June 30, 2006. The interest rate on the fixed rate advance, which matures April 11, 2008, is 4.36%. The advances are collateralized by a blanket lien on the Company's residential and commercial real estate loan portfolio. The Company had $13,650 in advances outstanding at December 31, 2005, which consisted of the $3,000 fixed rate advance discussed above and $10,650 in overnight advances.

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

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on interest-earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses and maintaining strong asset quality. We have initiated programs to expand our scope of services and achieve these goals. The Bank has adopted a philosophy of seeking out and retaining the best available personnel for positions of responsibility which we believe will provide us with a competitive edge in the local banking industry. In the fourth quarter of 2005, the Bank launched a business banking initiative, which will likely result in additional noninterest fee income. In addition, the Bank opened its fourth location in February 2006 and fifth location in June of 2006 in key areas of Jacksonville, which give us additional visibility and access to businesses and individuals and will likely result in additional loan and deposit growth.

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

As stated above, fluctuations in interest rates impact our yield on interest-earning assets and our cost of funds, and thus our net interest margin. Beginning in June 2004, the Federal Reserve implemented a tightening policy that has resulted in 17 interest rate increases in the prime rate, which was 8.25% at July 13, 2006. These rate increases have improved our yield on our earning assets, but also serve to increase our cost of funds by increasing interest rates paid on deposits tied to the prime rate, as well as rates charged on FHLB advances and other borrowings.

INTRODUCTION

In the following pages, management presents an analysis of the financial condition of Jacksonville Bancorp, Inc. as of June 30, 2006 compared to December 31, 2005, and the results of operations for the three and six months ended June 30, 2006 compared with the same periods in 2005. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2006 AND DECEMBER 31, 2005

Total assets increased $37.0 million, or 14%, from $273.0 million at December 31, 2005 to $310.0 million at June 30, 2006. During the six months ended June 30, 2006, the Company experienced net loan growth of $24.0 million, or 10%. The increase in net loans was driven by increases in commercial real estate loans of $19.5 million, or 13%, and residential real estate loans of $6.0 million, or 10%. The Company funded the increase in earning assets through an increase in deposits of $21.6 million and an increase in Federal Home Loan Bank advances of $15.1 million.

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Total deposits increased $21.6 million, or 9%, from $234.2 million at December 31, 2005 to $255.8 million at June 30, 2006. During the six months ended June 30, 2006, noninterest bearing deposits decreased $3.6 million to $37.0 million, and money market, NOW and savings deposits increased $29.9 million to $157.3 million. Average core deposit growth of $59.0 million, or 44%, over the first six months of 2005 has lessened the Company's dependence on the national CD market, which contributed favorably to our risk profile.

Investment securities available for sale increased $1.6 million to $25.8 million at June 30, 2006. During the six months ended June 30, 2006, we purchased $3.9 million of securities and received $1.8 million in proceeds from maturities and principal repayments. Of the $3.9 million of securities purchased in the current year, approximately $770,000 was invested in tax-exempt municipal securities.

Total shareholders' equity increased by $1.1 million, or 6%, from $19.8 million at December 31, 2005 to $20.9 million at June 30, 2006. The increase is mainly attributable to net income of $1.2 million. At June 30, 2006, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 1,723,652 shares were issued and 1,721,852 shares were outstanding. In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at June 30, 2006.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

NET INCOME

Net income increased $387,000, or 48%, from $810,000 for the six months ended June 30, 2005 to $1.2 million for the six months ended June 30, 2006. Diluted earnings per share increased $.21 from $.45 for the six months ended June 30, 2005 to $.66 for the six months ended June 30, 2006. This increase in net income and diluted earnings per share was due to an increase in net interest income, offset by an increase in provision for loan losses, noninterest expenses and income tax expense. Net interest income increased as a result of an increase in interest-earning assets, as well as an increase in the average interest rates earned on those assets. Occupancy and equipment expenses accounted for the largest portion of the increase in noninterest expenses. Salaries and employee benefits increased primarily due to the expense of stock options resulting from adoption of FAS 123(R) on January 1, 2006 along with the costs associated with the opening of two additional branches during the first six months of 2006. The increase in income tax expense was directly related to the increase in net income.

NET INTEREST INCOME

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, increased $1.1 million, or 27.0% from $4.2 million for the six months ended June 30, 2005 to $5.3 million for the six months ended June 30, 2006. This increase resulted from an increase in interest income of $3.2 million, offset by an increase in interest expense of $2.1 million. The average net interest margin increased eight basis points from 3.72% for the six months ended June 30, 2005 to 3.80% for the six months ended June 30, 2006. Refer to the table and discussion on the following pages for a detailed analysis of the increase in net interest income.

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


                                                                      Six Months Ended June 30,
                                                             2006                                       2005
                                                 -------------------------------           -----------------------------
                                                  Average                  Average         Average                Average
                                                  Balance      Interest     Rate           Balance     Interest     Rate
                                                  -------      --------     ----           -------     --------     ----
                                                                             (Dollars in thousands)
Interest-earning assets:
     Loans (1)                                  $   247,804    $  9,503     7.73%       $   199,880    $  6,479     6.54%
     Securities (2)                                  26,926         574     4.30             25,085         497     4.00
     Other interest-earning assets (3)                5,541         133     4.84              1,209          20     3.34
                                                -----------    --------                 -----------    --------
         Total interest-earning assets              280,271      10,210     7.35            226,174       6,996     6.24
                                                               --------                                --------
     Noninterest-earning assets (4)                  13,311                                   8,886
                                                -----------                             -----------

         Total assets                           $   293,582                             $   235,060
                                                ===========                             ===========

Interest-bearing liabilities:
     Savings and NOW deposits                   $    18,376    $    166     1.82        $    23,371    $    123     1.06
     Money market deposits                          136,120       2,931     4.34             76,922       1,310     3.43
     Time deposits                                   65,757       1,381     4.24             74,296       1,150     3.12
     FHLB advances                                   11,865         292     4.96              7,500         119     3.20
     Subordinated debt                                4,000         153     7.71              4,000         113     5.70
     Other interest-bearing liabilities (5)             214           6     5.65                657          10     3.07
                                                -----------    --------                 -----------    --------
         Total interest-bearing liabilities         236,332       4,929     4.21            186,746       2,825     3.05
                                                               --------                                --------
     Noninterest-bearing liabilities                 36,901                                  30,255
     Shareholders' equity                            20,349                                  18,059
                                                -----------                             -----------
         Total liabilities and
           shareholders' equity                 $   293,582                             $   235,060
                                                ===========                             ===========

Net interest income                                            $  5,281                                $  4,171
                                                               ========                                ========

Interest rate spread (6)                                                    3.14%                                    3.19%
                                                                            ====                                     ====
Net interest margin (7)                                                     3.80%                                    3.72%
                                                                            ====                                     ====

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

                                                             Six Months Ended June 30,
                                                               2006 Versus 2005 (1)
                                                      Increase (decrease) due to changes in:
                                                                                       Net
                                                      Volume         Rate            Change
                                                   ------------   ------------    ------------
                                                                 (Dollars in thousands)
     Interest income:
         Loans                                     $      1,715   $      1,309    $      3,024
         Securities                                          38             39              77
         Other interest-earning assets                      100             13             113
                                                   ------------   ------------    ------------
     Total interest income                                1,853          1,361           3,214
                                                   ------------   ------------    ------------

     Interest expense:
         Savings and NOW deposits                           (31)            74              43
         Money market deposits                            1,207            414           1,621
         Time deposits                                     (144)           375             231
         FHLB advances                                       89             84             173
         Subordinated debt                                   --             40              40
         Other interest-bearing liabilities                  (9)             5              (4)
                                                   -------------  ------------    -------------
     Total interest expense                               1,112            992           2,104
                                                   ------------   ------------    ------------

     Increase in net interest income               $        741   $        369    $      1,110
                                                   ============   ============    ============

----------
     (1) The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

VOLUME VARIANCE. When comparing the first six months of 2006 to the same period last year, the Company experienced substantial growth in its loan portfolio, with the most significant impact occurring in commercial real estate and residential real estate loans. The Company also experienced growth in core deposit products, with the largest increase occurring in money market deposit accounts.

Although deposit growth contributed to the positive volume variance shown in the table above, recent increases in short-term interest rates, coupled with local market competition, has put pressure on the Bank's ability to continue to grow these balances at rates historically experienced. Additionally, the Company utilized overnight Federal Home Loan Bank advances, which further supported the funding of interest-earning assets. The aggregate positive impact of the loan and core deposit growth largely comprised the positive volume variance of $741,000.

RATE VARIANCE. The increase in short-term interest rates by the Federal Reserve, which drove an increase in the Bank's prime lending rate, contributed to the positive rate variance. In addition, the Bank's earnings also increased to the extent that it was able to reinvest cash flows from short-term securities in higher yielding securities of similar duration.

The increase in short-term interest rates also drove the increase in the Bank's cost of deposits and borrowings. The variance shown in the preceding table was primarily caused by the amount of deposits and borrowings that were impacted by the change in short-term interest rates being less than the amount of interest earning assets impacted. The average rate earned by the Company on interest-earning assets increased by 111 basis points to 7.35% for the six months ended June 30, 2006, whereas, the average rate paid by the Company on interest-bearing liabilities increased 116 basis points to 4.21% for the same period driving the $369,000 positive rate variance.

NET INTEREST MARGIN. Net interest margin increased by eight basis points from 3.72% to 3.80% when comparing the first six months of 2006 to the same period last year. This increase is mainly the result of an increase in interest-earning assets, and the positive impact from the increase in short-term interest rates. The Company closely monitors its cost of funds and has taken action to reduce such costs. Furthermore, variable rates adjust to increasing rates, and proceeds from maturity, amortization and prepayment of loans and securities continue to be invested at higher rates, mitigating the rising costs of core funding. Additionally, management is currently implementing various strategies to impact the rising cost of funding.

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

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

ASSET QUALITY

The Company has identified certain assets as nonperforming. These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and foreclosed real estate. Loans are placed on nonaccrual status when management has concerns regarding its ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due. These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. Loans are impaired when it is considered probable that management will not collect the outstanding loan principal and interest amounts or realize the full carrying value of the loan. The Company's nonperforming assets at June 30, 2006 and December 31, 2005 are as follows:

                                                                                     June 30,         December 31,
                                                                                       2006               2005
                                                                                       ----               ----
                                                                                        (Dollars in thousands)

     Nonaccruing loans                                                            $          154    $           319
     Loans past due over 90 days still on accrual (1)                                         --                447
                                                                                  --------------    ---------------
     Total nonperforming loans                                                               154                766
     Foreclosed assets, net                                                                   --                 --
                                                                                  --------------    ---------------
     Total nonperforming assets                                                   $          154    $           766
                                                                                  ==============    ===============

     Allowance for loan losses                                                    $        2,378    $         2,207

     Nonperforming loans and foreclosed assets as a percent of total assets                 .05%               .28%
     Nonperforming loans as a percent of gross loans                                        .06%               .33%
     Allowance for loan losses as a percent of nonperforming loans                     1,544.16%            288.12%

----------
(1) The $447,000 loans past due over 90 days and still on accrual was comprised of one outstanding loan which was brought current by the customer in January 2006.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

The allowance for loan losses grew by $171,000 during the first six months of 2006, amounting to $2.4 million at June 30, 2006 as compared to $2.2 million at December 31, 2005. The allowance represented approximately .92% and .94% of total loans at both dates, respectively. During the first six months of 2006, the Company had charge-offs of $99,000, recoveries of $2,000 and recorded a $268,000 provision for loan losses compared to charge-offs of $102,000, no recoveries and a provision for loan losses of $228,000 for the first six months of 2005. The larger provision for loan losses in 2006 resulted primarily from a continued loan growth and management's assessment of local and national economic conditions.

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

Based on the results of the analysis performed by management at June 30, 2006, the allowance for loan loss is considered to be adequate to absorb estimated loan losses in the portfolio as of that date. As more fully discussed in the "Application of Critical Accounting Policies" section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

The amount of future charge-offs and provisions for loan losses could be affected by, among other things, economic conditions in Jacksonville, Florida, and the surrounding communities. Such conditions could affect the financial strength of the Company's borrowers and do affect the value of real estate collateral securing the Company's mortgage loans. Loans secured by real estate represent approximately 93% of the Company's total loans outstanding at June 30, 2006. In recent years, economic conditions in Jacksonville and the surrounding communities have been strong and real estate values have appreciated in a healthy manner. Presently, economic conditions remain healthy in this market and real estate values appear to have stabilized. Conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Company's borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Company's underwriting policies are relatively conservative and, as a result, the Company should not be any more affected than the overall market.

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

NONINTEREST INCOME, NONINTEREST EXPENSE AND INCOME TAXES

Noninterest income was $487,000 for the six months ended June 30, 2006, compared to $464,000 for the 2005 period. The increase was primarily due to an increase in other income of $92,000 driven by the increase in cash surrender value of the BOLI asset recorded as tax-free noninterest income, offset by a decrease in service charges on deposit accounts. The decrease in income from service charges was primarily the result of a reduction in return check charges and maintenance and activity charges.

Noninterest expense increased to $3.6 million for the six months ended June 30, 2006, from $3.1 million for the six months ended June 30, 2005. Salaries and employee benefits and occupancy and equipment accounted for the majority of noninterest expense, increasing $333,000 over the same quarter of 2005. This increase is a result of the absorption of additional rent and equipment expense related to the Company's two newest locations. The Company opened its fourth location in February 2006 and its fifth location in June 2006. Salaries and employee benefits also increased due to $65,000 in stock-based compensation expense resulting from the adoption of FAS 123(R) on January 1, 2006.

Income taxes for the six months ended June 30, 2006 were $678,000 (an effective rate of 36.16%) compared to income taxes of $470,000 for the six months ended June 30, 2005 (an effective tax rate of 36.72%). Income tax expense increased due to the increase in net income, while the effective tax rate decreased due to the tax-free noninterest income earned on the BOLI in the current period, which wasn't purchased until May 2005, as well as tax-free income earned on additional municipal securities.

COMPARISON  OF  OPERATING  RESULTS FOR THE THREE  MONTHS ENDED JUNE 30, 2006 AND
2005

Net income for the second quarter of 2006 was $689,000, or $.38 per diluted share, as compared to $443,000, or $.25 per diluted share, earned for the same quarter last year. The largest components of the increase in net income are an increase in net interest income of $663,000 and an increase in other noninterest income of $52,000, offset by a $20,000 decrease in service charges on deposit accounts, a $351,000 increase in noninterest expense and an increase in income tax expense of $145,000.

Net interest income increased by $663,000, or 33%, from $2.1 million for the second quarter of 2005 to $2.8 million for the current quarter. The increase is primarily comprised of a positive volume variance of $387,000 and a positive rate variance of $276,000. The reasons for the positive volume variance and positive rate variance are the same as those discussed above with respect to the six-month periods.

The increase in other noninterest income and decrease in service charges on deposit accounts, as well as the increase in salaries, occupancy and equipment expense, and other operating are the same as those discussed above with respect to the six-month periods.

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

CAPITAL

The Company's capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Company's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 10.48%, 9.59% and 8.54%, respectively, at June 30, 2006.

CASH FLOWS AND LIQUIDITY

CASH FLOWS. The Company's primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances and federal funds purchased. The Company uses cash from these and other sources to first fund loan growth. Any remaining cash is used primarily to reduce borrowings and to purchase investment securities. During the first six months of 2006, the Company's cash and cash equivalent position increased by $9.0 million. The increase in cash mainly resulted from an increase in deposit accounts of approximately $21.6 million from $234.2 million at December 31, 2005 to $255.8 million at June 30, 2006, as well as FHLB advances of $15.1 million, offset by net loan originations of $24.2 million.

LIQUIDITY. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold. At June 30, 2006, the Company had $31.0 million in federal funds sold and available-for-sale securities not subject to pledge agreements.

The Company's primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company's deposit base consists of both core deposits from businesses and consumers in its local and national market. The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the Federal Home Loan Bank and other commercial banks. These lines in the aggregate amount of approximately $84.4 million do not represent legal commitments to extend credit on the part of the other banks.

RECENT ACCOUNTING PRONOUNCEMENTS

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

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

In July 2006, the FASB released Interpretation No. 48, Accounting for Uncertainty of Income Taxes." This interpretation revises the recognition tests for tax positions taken in tax returns such that a tax benefit is recorded only when it is more likely than not that the tax position will be allowed upon examination by taxing authorities. The amount of such a tax benefit to record is the largest amount that is more likely than not to be allowed. Any reduction in deferred tax assets or increase in tax liabilities upon adoption will correspondingly reduce retained earnings. The Company has not yet determined the effect of adopting this Interpretation, which is effective on January 1, 2007.

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

                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 1.     Legal Proceedings

            There are no material pending legal proceedings to which we are a party or to which any of our properties are subject; nor are there material proceedings known to be contemplated by any governmental authority; nor are there any material proceedings known to us, pending or contemplated, in which any of our directors, officers, affiliates or any principal security holders, or any associate of any of the foregoing, is a party or has an interest adverse to us, except as set forth below. On April 11, 2006, The Jacksonville Bank was served with a Summons and a copy of the Complaint filed by Wells Fargo Financial Leasing, Inc. in the Circuit Court of Fourth Judicial Circuit in and for Duval County, Florida. The basis of the Complaint stems from an erroneous wire transfer that was made by Wells Fargo on February 16, 2005 to one of our customers, offsetting an overdraft in our customer's account in the amount of $33,143.95. The Bank retained the amount and Wells Fargo is pursuing the refund plus interest and costs. The Bank does not expect to incur any material loss with regard to this matter.

Item 1A.    Risk Factors
            There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            None

Item 3.     Defaults Upon Senior Securities
            None

Item 4.     Submission of  Matters to a Vote  of Security  Holders

            On April 25, 2006, the Company held an annual meeting of the shareholders of its common stock to vote on the following matters:

            1. To elect five persons to the Company's Board of Directors.

            The following table sets forth the votes for and votes withheld with respect to the election of the directors:

            Director Nominee      Votes Cast For           Votes Withheld
            ----------------      --------------           --------------

            D. Michael Carter         889,860                    1,800
            Melvin Gottlieb           880,460                   11,200
            James M. Healey           889,060                    2,600
            John C. Kowkabany         889,860                    1,800
            Bennett A. Tavar          889,860                    1,800

            The following directors' term of office continued after the 2006 Annual Meeting: Rudolph A. Kraft, R.C. Mills, Gilbert J. Pomar, III, Donald E. Roller, John W. Rose, John R. Schultz, Price W. Schwenck, Charles F. Spencer and Gary L. Winfield, M.D.

            2. To approve the 2006 Stock Incentive Plan.

            The following table sets forth the votes for, votes against and votes withheld with respect to the approval of the 2006 Stock Incentive Plan:

                  For:  860,647     Against:  30,013          Abstain:   1,000

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

      (2) Incorporated herein by reference to Exhibit No. 3.2 to Form 10-QSB for the quarter ended June 30, 2002, filed August 14, 2002.

      (3) Incorporated herein by reference to Exhibit No. 3.3 to Form 10-QSB for the quarter ended June 30, 2005, filed August 10, 2005.

                           JACKSONVILLE BANCORP, INC.

                                   SIGNATURES

--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 8, 2006                 /s/ Gilbert J. Pomar, III
                                      ------------------------------------------
                                      Gilbert J. Pomar, III
                                      President and Chief Executive Officer

Date:  August 8, 2006                 /s/ Valerie A. Kendall
                                      ------------------------------------------
                                      Valerie A. Kendall
                                      Executive Vice President
                                      and Chief Financial Officer