Form 10-Q
period 2006-09-30
JACKSONVILLE BANCORP INC /FL/
filed 2006-11-08
CIK 1071264

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 (Mark One)

     |X|           QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
                               ------------------

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

                 (904) 421-3040 (Registrant's telephone number)

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

Yes  |_|          No  |X|

As of November 6, 2006, the latest practicable date, 1,742,872 of the Registrant's common shares, $.01 par value, were issued and outstanding.

                           JACKSONVILLE BANCORP, INC.

                                TABLE OF CONTENTS

                                                                                                           Page
PART I -FINANCIAL INFORMATION

        Item 1.    Consolidated Financial Statements (Unaudited)

              Consolidated Balance Sheets ............................................................      3

              Consolidated Statements of Income ......................................................      4

              Consolidated Statements of Changes in Shareholders' Equity..............................      5

              Consolidated Statements of Cash Flows ..................................................      6

              Notes to Consolidated Financial Statements .............................................      7

        Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of Operation.......................................     13

        Item 3.    Quantitative and Qualitative Disclosures about Market Risk.........................     24

        Item 4.    Disclosure Controls and Procedures.................................................     24

PART II - OTHER INFORMATION

        Item 1.    Legal Proceedings..................................................................     25

        Item 1A.   Risk Factors.......................................................................     25

        Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........................     25

        Item 3.    Defaults Upon Senior Securities....................................................     25

        Item 4.    Submission of Matters to a Vote of Security Holders................................     25

        Item 5.    Other Information..................................................................     25

        Item 6.    Exhibits...........................................................................     26

SIGNATURES ...........................................................................................     27

CERTIFICATIONS........................................................................................     28

                           JACKSONVILLE BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                            September 30,  December 31,
                                                                2006         2005
                                                                ----         ----
                                                             (Unaudited)
ASSETS
Cash and due from banks                                      $   3,985    $   4,399
Federal funds sold                                               5,063          368
                                                             ---------    ---------
     Total cash and cash equivalents                             9,048        4,767
Securities available for sale                                   26,739       24,211
Securities held to maturity                                         50           50
Loans, net of allowance for loan losses
     of $2,514 at 2006 and $2,207 at 2005                      268,408      232,031
Premises and equipment, net                                      4,675        3,821
Bank-owned life insurance (BOLI)                                 4,791        4,635
Federal Home Loan Bank (FHLB) stock                              1,975        1,062
Accrued interest receivable                                      2,082        1,425
Other assets                                                     1,056        1,042
                                                             ---------    ---------

         Total assets                                        $ 318,824    $ 273,044
                                                             =========    =========

LIABILITIES
Deposits
     Noninterest bearing                                     $  30,750    $  40,582
     Money market, NOW and savings deposits                    143,861      127,425
     Time deposits                                              85,525       66,204
                                                             ---------    ---------
         Total deposits                                        260,136      234,211
FHLB advances                                                   31,750       13,650
Subordinated debt                                                4,000        4,000
Accrued expenses and other liabilities                             780        1,337
                                                             ---------    ---------
     Total liabilities                                         296,666      253,198

SHAREHOLDERS' EQUITY
Common stock, $.01 par value, 8,000,000 shares authorized,
  1,730,495 and 1,716,366 shares issued                             17           17
Additional paid-in capital                                      17,915       17,526
Retained earnings                                                4,592        2,718
Treasury stock, 1,650 and 1,650 shares                             (61)         (54)
Accumulated other comprehensive loss                              (305)        (361)
                                                             ---------    ---------
     Total shareholders' equity                                 22,158       19,846
                                                             ---------    ---------

         Total liabilities and shareholders' equity          $ 318,824    $ 273,044
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

                           JACKSONVILLE BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                        Three Months Ended         Nine Months Ended
                                                          September 30,              September 30,
                                                          -------------              -------------
                                                        2006          2005         2006         2005
                                                      ----------   ----------   ----------   ----------
Interest and dividend income
     Loans, including fees                            $    5,457   $    3,926   $   14,961   $   10,405
     Securities                                              310          233          884          730
     Other                                                    15           16          148           36
                                                      ----------   ----------   ----------   ----------
         Total interest income                             5,782        4,175       15,993       11,171

Interest expense
     Deposits                                              2,454        1,590        6,931        4,173
     FHLB advances                                           354           77          646          196
     Subordinated debt                                        84           64          238          177
     Other                                                     6            2           12           12
                                                      ----------   ----------   ----------   ----------
         Total interest expense                            2,898        1,733        7,827        4,558
                                                      ----------   ----------   ----------   ----------

Net interest income                                        2,884        2,442        8,166        6,613
Provision for loan losses                                    138          141          406          369
                                                      ----------   ----------   ----------   ----------

Net interest income after provision for loan losses        2,746        2,301        7,760        6,244

Noninterest income
     Service charges on deposit accounts                     144          169          400          494
     Other income                                            146          106          377          245
                                                      ----------   ----------   ----------   ----------
         Total noninterest income                            290          275          777          739

Noninterest expense
     Salaries and employee benefits                          962          740        2,755        2,354
     Occupancy and equipment                                 395          278        1,133          861
     Other                                                   586          493        1,680        1,423
                                                      ----------   ----------   ----------   ----------
         Total noninterest expense                         1,943        1,511        5,568        4,638
                                                      ----------   ----------   ----------   ----------

Income before income taxes                                 1,093        1,065        2,969        2,345
Income tax expense                                           416          389        1,095          859
                                                      ----------   ----------   ----------   ----------

Net income                                            $      677   $      676   $    1,874   $    1,486
                                                      ==========   ==========   ==========   ==========

Weighted average:
     Common shares                                     1,725,494    1,712,236    1,721,965    1,710,306
     Dilutive stock options and warrants                  91,105       86,951       86,720       86,800
                                                      ----------   ----------   ----------   ----------
     Dilutive shares                                   1,816,599    1,799,187    1,808,685    1,797,106
                                                      ==========   ==========   ==========   ==========

Basic earnings per common share                       $      .39   $      .39   $     1.09   $      .87
                                                      ==========   ==========   ==========   ==========
Diluted earnings per common share                     $      .37   $      .38   $     1.04   $      .83
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

                           JACKSONVILLE BANCORP, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                             (Dollars in thousands)
--------------------------------------------------------------------------------


                                            Common Stock      Additional                Treasury   Accumulated Other
                                             Outstanding      Paid-In      Retained      Stock      Comprehensive
                                           Shares    Amount    Capital     Earnings      Amount     Income (Loss)      Total
                                           ------    ------    -------     --------      ------     -------------      -----
Balance at January 1, 2005               1,708,366      $17    $17,381       $546        $               $(140)       $17,804

Comprehensive income:
     Net income                                                             1,486                                       1,486
     Change in unrealized gain (loss)
     on securities available for
     sale, net of tax effects                                                                              (80)           (80)
                                                                                                                      -------
     Total comprehensive income                                                                                         1,406
Purchase of treasury stock                  (4,500)                                         (128)                        (128)
Issuance of treasury stock                   3,000                   1                        83                           84
Exercise of stock options,
     including tax benefits of $21           4,800                  69                                                     69
                                         ---------      ---    -------     ------           ----         -----        -------
Balance at September 30, 2005            1,711,666      $17    $17,451     $2,032           $(45)        $(220)       $19,235
                                         =========      ===    =======     ======           ====         =====        =======

Balance at January 1, 2006               1,714,716      $17    $17,526     $2,718           $(54)        $(361)       $19,846

Comprehensive income:
     Net income                                                             1,874                                       1,874
     Change in unrealized gain (loss)
     on securities available for
     sale, net of tax effects                                                                               56             56
                                                                                                                      -------
     Total comprehensive income                                                                                         1,930
Purchase of treasury stock                  (5,250)                                         (173)                        (173)
Issuance of treasury stock                   5,250                   6                       166                          172
Compensation expense and exercise
     of common stock options,
     including tax benefits of $112         14,129                 383                                                    383
                                         ---------      ---    -------     ------           ----         -----        -------
Balance at September 30, 2006            1,728,845      $17    $17,915     $4,592           $(61)        $(305)       $22,158
                                         =========      ===    =======     ======           ====-        =====        =======

Balance at July 1, 2005                  1,711,666      $17    $17,450     $1,356           $(43)        $(114)       $18,666

Comprehensive income:
     Net income                                                               676                                         676
     Change in unrealized gain (loss)
     on securities available for
     sale, net of tax effects                                                                             (106)          (106)
                                                                                                                      -------
     Total comprehensive income                                                                                           570
Purchase of treasury stock                  (1,500)                                          (45)                         (45)
Issuance of treasury stock                   1,500                   1                        43                           44

                                         ---------      ---    -------     ------           ----         -----        -------
Balance at September 30, 2005            1,711,666      $17    $17,451     $2,032           $(45)        $(220)       $19,235
                                         =========      ===    =======     ======           ====         =====        =======

Balance at July 1, 2006                  1,721,852      $17    $17,725     $3,915           $(54)        $(686)       $20,917

Comprehensive income:
     Net income                                                               677                                         677
     Change in unrealized gain (loss)
     on securities available for
     sale, net of tax effects                                                                              381            381
                                                                                                                      -------
     Total comprehensive income                                                                                         1,058
Purchase of treasury stock                  (1,650)                                          (61)                         (61)
Issuance of treasury stock                   1,800                   3                        54                           57
Compensation expense and exercise
     of common stock options,
     including tax benefits of $54           6,843                 187                                                    187
                                         ---------      ---    -------     ------           ----         -----        -------
Balance at September 30, 2006            1,728,845      $17    $17,915     $4,592           $(61)        $(305)       $22,158
                                         =========      ===    =======     ======           ====-        ======       =======

--------------------------------------------------------------------------------
                 See accompanying notes to financial statements.

                           JACKSONVILLE BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                         Nine Months Ended
                                                                           September 30,
                                                                         2006        2005
                                                                         ----        ----
Cash flows from operating activities
     Net income                                                       $  1,874    $  1,486
     Adjustments to reconcile net income to net cash from operating activities:
         Depreciation and amortization                                     384         314
         Net amortization of deferred loan fees                           (142)       (113)
         Provision for loan losses                                         406         369
         Premium amortization, net of accretion                             31          31
         Increase in cash surrender value of BOLI                         (156)        (82)
         Stock-based compensation                                          279         122
         Loss on disposal of assets                                          9          --
         Net change in accrued interest receivable and other assets       (761)       (668)
         Net change in accrued expenses and other liabilities             (559)         54
                                                                      --------    --------
              Net cash from operating activities                         1,365       1,513

Cash flows from investing activities
     Purchases of securities available for sale                         (5,203)     (5,422)
     Proceeds from maturities of securities available for sale           2,733       4,783
     Loan (originations) payments, net                                 (36,641)    (34,043)
     Purchase of BOLI                                                       --      (4,500)
     Additions to premises and equipment, net                           (1,188)       (275)
     Purchases of Federal Home Loan Bank stock                            (913)       (364)
                                                                      --------    --------
         Net cash from investing activities                            (41,212)    (39,821)

Cash flows from financing activities
     Net change in deposits                                             25,925      31,112
     Net change in short-term FHLB advances                             18,100       2,000
     Net change in Fed funds purchased                                      --         267
     Proceeds from long-term FHLB advances                                  --       3,000
     Proceeds from exercise of stock options                               164          48
     Excess tax benefits from stock-based payment arrangements             112          21
     Purchase of treasury stock                                           (173)       (128)
                                                                      --------    --------
         Net cash from financing activities                             44,128      36,320
                                                                      --------    --------

Net change in cash and cash equivalents                                  4,281      (1,988)
Cash and cash equivalents at beginning of period                         4,767       6,735
                                                                      --------    --------

Cash and cash equivalents at end of period                            $  9,048    $  4,747
                                                                      ========    ========

Supplemental disclosures of cash flow information
     Cash paid during the period for
         Interest                                                     $  7,708    $  4,545
         Income taxes                                                    1,722       1,069

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

The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly owned subsidiary, The Jacksonville Bank, and the Bank's wholly owned subsidiary, Fountain Financial, Inc. The consolidated entity is referred to as the "Company" and the Bank and its subsidiary is collectively referred to as the "Bank." The Company's financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

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

The consolidated financial information included herein as of and for the periods ended September 30, 2006 and 2005 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2005 consolidated balance sheet was derived from the Company's December 31, 2005 audited consolidated financial statements.

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

Statement 123(R) is effective for fiscal years beginning after June 15, 2005. The Company adopted Statement 123(R) using the "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirement of Statement 123(R) for all stock-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested as of the effective date. Additionally, compensation costs for the portion of outstanding awards for which service has not been rendered (such as unvested options) that are outstanding as of the date of adoption are recognized as the remaining services are rendered. The Company recognizes the fair value of stock-based compensation awards in salaries and benefits in the condensed consolidated statement of income on a straight-line basis over the vesting period.
--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

The Company recorded stock-based compensation expense for the periods ended September 30, 2006 and 2005 as follows, the components of which are further discussed below:

                                       For the Three Months    For the Nine Months
                                        Ended September 30,    Ended September 30,
                                        --------------------   -----------------
                                         2006       2005       2006       2005
                                         ----       ----       ----       ----
Stock Options                            $ 36       $ --       $ 98       $ --
Stock Issued for Director Compensation     57         44        172        122
Restricted Stock                            6         --          9
                                         ----       ----       ----       ----
Total                                    $ 99       $ 44       $279       $122
                                         ====       ====       ====       ====

The recorded amounts of stock-based compensation expense for stock options in 2006 represent amortization related to stock-based payments in accordance with Statement 123(R). The Company recognized no tax benefits related to the above stock option expense, as all stock options expensed above are incentive stock options. However, the Company recognized tax benefits of $54 and $112 related to the exercise of stock options during the three and nine months ended September 30, 2006, respectively. In addition, the Company recognized tax benefits of $2 and $3 related to restricted stock expense for the three and nine month periods, respectively.

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

                                                      For the Three Months          For the Nine Months
                                                   Ended September 30, 2005      Ended September 30, 2005

         Net income as reported                           $           676               $         1,486
         Deduct:  Stock-based compensation
              expense determined under fair
              value based method                                       30                            89
                                                          ---------------               ---------------
         Pro forma net income                             $           646               $         1,397
                                                          ===============               ===============

              Basic--as reported                         $            .39               $           .87
              Basic--pro forma                           $            .38               $           .82

              Diluted--as reported                       $            .38               $           .83
              Diluted--pro forma                         $            .36               $           .78

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

Following approval by the shareholders at the 2003 Annual Meeting, the Company established the Directors' Stock Purchase Plan for non-employee directors. Under this Stock Purchase Plan, Directors may elect to receive shares of the Company's common stock as an alternative to the equivalent amounts of cash for director's fees. A total of 100,000 shares of the Company's common stock were made available for issuance, all of which remained available at September 30, 2006, as all transactions executed to date were open market purchases. The Company's expense in connection with this Plan was $172 and $122, for the nine months ended September 30, 2006 and 2005, respectively, which is included in other expenses in the Consolidated Statements of Income.

On April 25, 2006, the Company's shareholders approved the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (the "2006 Plan"). Under the 2006 Plan, the Compensation Committee of the Board of Directors, or other such committee appointed by the Board, consisting of only "non-employee, independent directors," has full authority to select the eligible individuals to whom awards will be granted, the types of awards granted, the number of shares subject to an award, the exercise price, and other terms and conditions of the award. Up to 20,000 shares of the Company's common stock, par value of $.01 per share, were made available for issuance for awards under the 2006 Plan, in the form of incentive stock options, restricted stock, restricted stock units, performance grants, and stock appreciation rights. Shares subject to an award may be authorized and unissued shares, treasury shares, or shares of common stock purchased on the open market. Any award that expires or is forfeited for any reason is returned to the 2006 Plan. On April 25, 2006, 904 shares of restricted stock were granted under the 2006 Plan, with a vesting date of March 9, 2008; on July 25, 2006, 1,200 shares of restricted stock were granted under the 2006 Plan with a vesting date of July 25, 2009.

The 2006 Plan is a new plan and does not supersede the Company's original Stock Option Plan, adopted by the Company's shareholders on April 26, 2000, which continues to govern awards made under it. Under the Company's original Stock Option Plan, options to buy stock are granted to directors, officers and employees. Options available to be issued under the original Stock Option Plan are equal to 15% of the total shares outstanding. At September 30, 2006, the original Stock Option Plan provided for the issuance of up to 259,327 shares, of which 27,470 shares remain available for issuance.

Stock options are granted under both stock option plans with an exercise price equal to or greater than the stock fair market value at the date of grant. All stock options granted have ten-year lives, generally containing vesting terms of three to five years. Certain grants have been made that vest immediately. Common stock issued upon exercise of stock options are newly-issued shares.

The fair value of each option award is estimated on the date of grant using the Black Scholes-Merton Closed-Form ("Black-Scholes") option valuation model that uses the assumptions such as expected stock price volatility, expected option life, risk-free interest rate, and dividend yield. Expected volatilities are based on historical volatilities of the Company's stock. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is determined based on guidance contained in Staff Accounting Bulletin No. 107, Share-based Payment. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is zero as the Company has not historically paid any dividends and does not anticipate payment of dividends in the future.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

The Company believes that the use of the Black-Scholes model meets the fair value measurement objectives of Statement 123(R) and reflects all substantive characteristics of the instruments being valued. On July 25, 2006, the Company granted 8,000 incentive stock options at an exercise price of $32.50 under its original Stock Option Plan. Likewise, on September 30, 2005, the Company granted 5,000 incentive stock options at an exercise price of $29.00 under its original Stock Option Plan. The following table represents the assumptions used for the Black-Scholes option-pricing model for options granted during the following periods:

                                              Nine months ended September 30,
                                                     2006                2005
                                                     ----                ----
      Dividend yield                                0.00%                0.00%
      Risk-free interest rate                       5.03%                3.49%
      Expected stock price volatility               27.22%              23.05%
      Expected option life                          7.50 years      8.65 years
      Weighted average grant date fair
        value options granted                       $14.01              $11.03

The following table reports stock option activity for the three and nine months ended September 30, 2006:
--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                                          Weighted
                                                       Weighted            Average
                                                        Average           Remaining      Aggregate       Weighted
                                    Number of           Exercise         Contractual      Intrinsic       Average
                                      Options             Price              Term           Value        Fair Value

Outstanding at January 1, 2006         193,857        $    13.94                                        $      5.41
Granted                                     --                --                                --               --
Exercised                               (5,286)            10.00                               111             3.50
Forfeited                                   --                --                                --               --
                                    ------------------------------------------------------------------------------

Outstanding at March 31, 2006          188,571        $    14.05                                        $      5.46
Granted                                     --                --                                --               --
Exercised                               (2,000)            10.00                                43             4.32
Forfeited                                   --                --                                --               --
                                    ------------------------------------------------------------------------------

Outstanding at June 30, 2006           186,571        $    14.09                                        $      5.47
Granted                                  8,000             32.50                                20            14.01
Exercised                               (6,843)           13.32                                154             4.90
Forfeited                                   --                --                                --               --
                                    ------------------------------------------------------------------------------

Outstanding at September 30, 2006      187,728             14.91               5.00          3,772             5.86
Fully vested and expected to vest      179,050             14.60               5.50          3,652             5.74
                                    ------------------------------------------------------------------------------

Exercisable at September 30, 2006      135,828        $    12.01               4.45      $   3,112      $      4.69
                                    ==============================================================================

As of September 30, 2006, there was $397 of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized over a remaining weighted average period of 1.6 years.

The following table reports restricted stock activity during the nine months ended September 30, 2006:
                                                                 Aggregate
                                            Number of            Intrinsic
                                             Shares                Value
                                            -----------       -------------
Unvested shares at January 1, 2006                   --
Shares granted                                    2,104
Shares vested and distributed                        --
Shares forfeited                                   (102)
                                            ------------      -------------
Unvested shares at September 30, 2006             2,002       $          70

NOTE 3 - CAPITAL ADEQUACY
Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at September 30, 2006 and December 31, 2005:
--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                (Dollars in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                             Adequately
                                             Capitalized            September 30, 2006            December 31, 2005
                                             Requirement                     Actual                    Actual
                                           ---------------        ----------------------------       --------------
Tier 1 Capital (to Average Assets)
Consolidated                                      >4%                       8.55%                     9.06%
Bank                                              >4%                       8.44%                     8.34%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated                                      >4%                       9.55%                    10.05%
Bank                                              >4%                       9.30%                     9.25%

Total Capital (to Risk Weighted Assets)
Consolidated                                      >8%                      10.47%                    10.97%
Bank                                              >8%                      10.19%                    10.17%

In addition, under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. Management believes, as of September 30, 2006, that the Company and the Bank met all capital requirements to which they are subject. The Company has included in Tier 1 Capital and Total Capital the trust preferred securities that were issued in June 2004.

NOTE 4 - FHLB ADVANCES
FHLB advances at September 30, 2006 consisted of a $3,000 fixed rate advance and a $28,750 overnight advance. The interest rate on the overnight advance was 5.61% at September 30, 2006. The interest rate on the fixed rate advance, which matures April 11, 2008, is 4.36%. The advances are collateralized by a blanket lien on the Company's residential and commercial real estate loan portfolio. The Company had $13,650 in advances outstanding at December 31, 2005, which consisted of the $3,000 fixed rate advance discussed above and $10,650 in overnight advances.

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

Business Strategy

Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. We also invest in securities backed by the United States Government, and agencies thereof, as well as municipal tax-exempt bonds. Our profitability depends primarily on our net interest income, which is the difference between the income we receive from our loan and securities investment portfolios and our costs incurred on our deposits, FHLB advances, and other sources of funding. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income is generated as the relative amounts of interest-earning assets grow in relation to the relative amounts of interest-bearing liabilities. In addition, the level of noninterest income earned and noninterest expenses incurred also affects profitability. Included in noninterest income are service charges earned on deposit accounts, increases in cash surrender value of Bank Owned Life Insurance ("BOLI") and mortgage origination fees. Included in noninterest expense are costs incurred for salaries and employee benefits, occupancy and equipment expenses, marketing and advertising expenses, federal deposit insurance premiums and legal and professional fees.

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on interest-earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses and maintaining strong asset quality. We have initiated programs to expand our scope of services and achieve these goals. The Bank has adopted a philosophy of seeking out and retaining the best available personnel for positions of responsibility which we believe will provide us with a competitive edge in the local banking industry. In addition, the Bank opened its fourth location in February 2006 and fifth location in June 2006 in key areas of Jacksonville, which provide additional visibility and access to businesses and individuals and will likely result in additional loan and deposit growth.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Our operations are influenced by the local economic conditions and by policies of financial institution regulatory authorities. Fluctuations in interest rates, due to factors such as competing financial institutions as well as the Federal Reserve, impact interest-earnings assets and our cost of funds, and thus our net interest margin. In addition, the local economy and real estate market of Northeast Florida and the demand for our products and loans impacts our margin. The local economy and viability of local businesses can also impact the ability of our customers to make payments on loans, thus impacting our loan portfolio. The Company evaluates these factors when valuing its allowance for loan losses and believes that the local economy and real estate market has stabilized. In addition, the Company believes its underwriting procedures are relatively conservative and, as a result, the Company should not be any more affected than the overall market in the event of economic downturn.

As stated above, fluctuations in interest rates impact our yield on interest-earning assets and our cost of funds, and thus our net interest margin. Beginning in June 2004, the Federal Reserve implemented a tightening policy that has resulted in 17 interest rate increases in the prime rate, which was 8.25% at October 19, 2006. These rate increases have improved our yield on our earning assets, but also serve to increase our cost of funds by increasing interest rates paid on deposits, as well as rates charged on FHLB advances and other borrowings.

Introduction

In the following pages, management presents an analysis of the financial condition of Jacksonville Bancorp, Inc. as of September 30, 2006 compared to December 31, 2005, and the results of operations for the three and nine months ended September 30, 2006 compared with the same periods in 2005. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets increased $45.8 million, or 17%, from $273.0 million at December 31, 2005 to $318.8 million at September 30, 2006. During the nine months ended September 30, 2006, the Company experienced net loan growth of $36.4 million, or 16%. The increase in net loans was driven by increases in commercial real estate loans of $32.6 million, or 21%, and residential real estate loans of $3.0 million, or 5%. The Company funded the increase in earning assets through an increase in deposits of $25.9 million and an increase in Federal Home Loan Bank advances of $18.1 million.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Total deposits increased $25.9 million, or 11%, from $234.2 million at December 31, 2005 to $260.1 million at September 30, 2006. During the nine months ended September 30, 2006, noninterest bearing deposits decreased $9.8 million to $30.8 million, primarily due to the reallocation of deposits (by one large depositor) into a money market account. Money market, NOW and savings deposits increased $16.4 million to $143.9 million.

Investment securities available for sale increased $2.5 million to $26.7 million at September 30, 2006. During the nine months ended September 30, 2006, we purchased $5.2 million of securities and received $2.7 million in proceeds from maturities and principal repayments. Of the $5.2 million of securities purchased in the current year, approximately $2.0 million was invested in tax-exempt municipal securities.

Total shareholders' equity increased by $2.3 million, or 12%, from $19.8 million at December 31, 2005 to $22.2 million at September 30, 2006. The increase is mainly attributable to net income of $1.9 million. At September 30, 2006, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 1,730,495 shares were issued and 1,728,845 shares were outstanding. In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at September 30, 2006.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

Net Income

Net income increased $388,000, or 26%, from $1.5 million for the nine months ended September 30, 2005 to $1.9 million for the nine months ended September 30, 2006. Diluted earnings per share increased $.21 from $.83 for the nine months ended September 30, 2005 to $1.04 for the nine months ended September 30, 2006. This increase in net income and diluted earnings per share was due to an increase in net interest income, offset by an increase in noninterest expenses and income tax expense. Net interest income increased as a result of an increase in interest-earning assets, as well as an increase in the average interest rates earned on those assets. Salaries and employee benefits, which accounted for the largest portion of the increase in noninterest expenses, increased primarily due to $107,000 incurred related to stock option expense resulting from adoption of FAS 123(R) on January 1, 2006, along with the costs associated with the opening of two additional branches during the first six months of 2006. The increase in income tax expense was directly related to the increase in net income.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, increased $1.6 million, or 23.0% from $6.6 million for the nine months ended September 30, 2005 to $8.2 million for the nine months ended September 30, 2006. This increase resulted from an increase in interest income of $4.8 million, offset by an increase in interest expense of $3.3 million. The average net interest margin increased two basis points from 3.81% for the nine months ended September 30, 2005 to 3.83% for the nine months ended September 30, 2006. Refer to the table and discussion on the following pages for a detailed analysis of the increase in net interest income.

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and shareholders' equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.
--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------



                                                                   Nine Months Ended September 30,
                                                             2006                                2005
                                                ------------------------------      ----------------------------
                                                  Average              Average         Average             Average
                                                  Balance    Interest   Rate           Balance   Interest   Rate
                                                                         (Dollars in thousands)
Interest-earning assets:
     Loans (1)                                  $   254,143  $ 14,961    7.87%      $   205,966  $ 10,405   6.75%
     Securities (2)                                  27,148       884    4.35            23,869       730   4.09
     Other interest-earning assets (3)                4,030       148    4.91             1,938        36   2.48
                                                -----------  --------               -----------  --------
         Total interest-earning assets              285,321    15,993    7.49           231,773    11,171   6.44
                                                             --------                            --------
     Noninterest-earning assets (4)                  13,597                              10,034
                                                -----------                         -----------

         Total assets                           $   298,918                         $   241,807
                                                ===========                         ===========

Interest-bearing liabilities:
     Savings and NOW deposits                   $    18,300  $    253    1.85       $    22,200  $    201   1.21
     Money market deposits                          135,385     4,464    4.41            84,921     2,268   3.57
     Time deposits                                   67,574     2,214    4.38            71,672     1,704   3.18
     FHLB advances                                   16,577       646    5.21             7,473       196   3.51
     Subordinated debt                                4,000       238    7.69             4,000       177   5.92
     Other interest-bearing liabilities (5)             272        12    5.90               523        12   3.07
                                                -----------  --------               -----------  --------
         Total interest-bearing liabilities         242,108     7,827    4.32           190,789     4,558   3.19
                                                             --------                            --------
     Noninterest-bearing liabilities                 36,124                              32,698
     Shareholders' equity                            20,686                              18,320
                                                -----------                         ------------
         Total liabilities and
           shareholders' equity                 $   298,918                         $   241,807
                                                ===========                         ===========

Net interest income                                          $  8,166                            $  6,613
                                                             ========                            ========

Interest rate spread (6)                                                 3.17%                              3.25%
                                                                         ====                               ====
Net interest margin (7)                                                  3.83%                              3.81%
                                                                         ====                               ====

____________
(1)   Includes nonaccrual loans.

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

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


                                                      Nine Months Ended
                                                         September 30,
                                                     2006 Versus 2005 (1)
                                                     Increase (decrease)
                                                     due to changes in:
                                                                      Net
                                               Volume       Rate      Change
                                               -------     -------    -------

                                                     (Dollars in thousands)

Interest income:
    Loans                                      $ 2,670     $ 1,886    $ 4,556
    Securities                                     105          49        154
    Other interest-earning assets                   59          53        112
                                               -------     -------    -------
Total interest income                            2,834       1,988      4,822
                                               -------     -------    -------

Interest expense:
    Savings and NOW deposits                       (40)         92         52
    Money market deposits                        1,574         622      2,196
    Time deposits                                 (102)        612        510
    FHLB advances                                  322         128        450
    Subordinated debt                               --          61         61
    Other interest-bearing liabilities              (8)          8         --
                                               -------     -------    -------
Total interest expense                           1,746       1,523      3,269
                                               -------     -------    -------

Increase in net interest income                $ 1,088     $   465    $ 1,553
                                               =======     =======    =======

(1) The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Volume Variance. When comparing the first nine months of 2006 to the same period last year, the Company experienced substantial growth in its loan portfolio, with the most significant impact occurring in commercial real estate and residential real estate loans. The Company also experienced growth in core deposit products, with the largest increase occurring in money market deposit accounts.

Although deposit growth contributed to the positive volume variance shown in the table above, recent increases in short-term interest rates, coupled with local market competition, has put pressure on the Bank's ability to continue to grow these balances at rates historically experienced. Additionally, the Company utilized overnight Federal Home Loan Bank advances, which further supported the funding of interest-earning assets. The aggregate positive impact of the loan and core deposit growth largely comprised the positive volume variance of $1.1 million.
--------------------------------------------------------------------------------

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

The increase in short-term interest rates also drove the increase in the Bank's cost of deposits and borrowings. The variance shown in the preceding table was primarily caused by the amount of deposits and borrowings that were impacted by the change in short-term interest rates being less than the amount of interest earning assets impacted. The average rate earned by the Company on interest-earning assets increased by 105 basis points to 7.49% for the nine months ended September 30, 2006, whereas, the average rate paid by the Company on interest-bearing liabilities increased 113 basis points to 4.32% for the same period driving the $465,000 positive rate variance.

Net Interest Margin. Net interest margin increased by two basis points from 3.81% to 3.83% when comparing the first nine months of 2006 to the same period last year. This increase is mainly the result of an increase in interest-earning assets, and the positive impact from the increase in short-term interest rates. The Company closely monitors its cost of funds and has taken action to reduce such costs. Furthermore, variable rates adjust to increasing rates, and proceeds from maturity, amortization and prepayment of loans and securities continue to be invested at higher rates, mitigating the rising costs of core funding. Additionally, management is currently implementing various strategies to impact the rising cost of funding.

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

The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans. The evaluations take into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. The level of allowance for loan loss is also impacted by increases and decreases in loans outstanding because either more or less allowance is required as the amount of the Company's credit exposure changes. To the extent actual loan losses differ materially from management's estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of provision for loan loss, and related allowance can, and will, fluctuate.

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

--------------------------------------------------------------------------------

                    JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Asset Quality

The Company has identified certain assets as nonperforming. These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and foreclosed real estate. Loans are placed on nonaccrual status when management has concerns regarding its ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due. These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. Loans are impaired when it is considered probable that management will not collect the outstanding loan principal and interest amounts or realize the full carrying value of the loan. The Company's nonperforming assets at September 30, 2006 and December 31, 2005 are as follows:

                                                                                   September 30,      December 31,
                                                                                       2006               2005
                                                                                       ----               ----
                                                                                        (Dollars in thousands)

     Nonaccruing loans                                                            $          445    $           319
     Loans past due over 90 days still on accrual (1)                                         --                447
                                                                                  --------------    ---------------
     Total nonperforming loans                                                               445                766
     Foreclosed assets, net                                                                   --                 --
                                                                                  --------------    ---------------
     Total nonperforming assets                                                   $          445    $           766
                                                                                  ==============    ===============

     Allowance for loan losses                                                    $        2,514    $         2,207

     Nonperforming loans and foreclosed assets as a percent of total assets                 .14%               .28%
     Nonperforming loans as a percent of gross loans                                        .16%               .33%
     Allowance for loan losses as a percent of nonperforming loans                       564.94%            288.12%


(1) The $447,000 loans past due over 90 days and still on accrual was comprised of one outstanding loan which was paid off on June 6, 2006.


Allowance and Provision for Loan Losses

The allowance for loan losses grew by $307,000 during the first nine months of 2006, amounting to $2.5 million at September 30, 2006 as compared to $2.2 million at December 31, 2005. The allowance represented approximately .93% and ..94% of total loans at both dates, respectively. During the first nine months of 2006, the Company had charge-offs of $103,000, recoveries of $4,000 and recorded a $406,000 provision for loan losses compared to charge-offs of $109,000, no recoveries and a provision for loan losses of $369,000 for the first nine months of 2005. The larger provision for loan losses in 2006 resulted primarily from a continued loan growth and management's assessment of local and national economic conditions.
--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

The allowance for loan losses grew by $307,000 during the first nine months of 2006, amounting to $2.5 million at September 30, 2006 as compared to $2.2 million at December 31, 2005. The allowance represented approximately .93% and ..94% of total loans at both dates, respectively. During the first nine months of 2006, the Company had charge-offs of $103,000, recoveries of $4,000 and recorded a $406,000 provision for loan losses compared to charge-offs of $109,000, no recoveries and a provision for loan losses of $369,000 for the first nine months of 2005. The larger provision for loan losses in 2006 resulted primarily from a continued loan growth and management's assessment of local and national economic conditions.

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

Based on the results of the analysis performed by management at September 30, 2006, the allowance for loan loss is considered to be adequate to absorb estimated loan losses in the portfolio as of that date. As more fully discussed in the "Application of Critical Accounting Policies" section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

The amount of future charge-offs and provisions for loan losses could be affected by, among other things, economic conditions in Jacksonville, Florida, and the surrounding communities. Such conditions could affect the financial strength of the Company's borrowers and do affect the value of real estate collateral securing the Company's mortgage loans. Loans secured by real estate represent approximately 92% of the Company's total loans outstanding at September 30, 2006. In recent years, economic conditions in Jacksonville and the surrounding communities have been strong and real estate values have appreciated in a healthy manner. Presently, economic conditions remain healthy in this market and real estate values appear to have stabilized. Conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Company's borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Company's underwriting policies are relatively conservative and, as a result, the Company should not be any more affected than the overall market.
--------------------------------------------------------------------------------

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

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $777,000 for the nine months ended September 30, 2006, compared to $739,000 for the 2005 period. The increase was primarily due to an increase in other income of $132,000 driven by the increase in cash surrender value of the BOLI asset recorded as tax-free noninterest income as well as an increase in mortgage origination fees, offset by a decrease in service charges on deposit accounts. The decrease in income from service charges was primarily the result of a reduction in insufficient funds and return check charges and maintenance and activity charges.

Noninterest  expense  increased  to $5.6  million  for  the  nine  months  ended
September 30, 2006, from $4.6 million for the nine months ended September 30, 2005. Salaries and employee benefits and occupancy and equipment accounted for the majority of noninterest expense, increasing $673,000 over the same period of 2005. This increase is a result of the absorption of additional staffing, rent and equipment expense related to the Company's two newest locations. The Company opened its fourth location in February 2006 and its fifth location in June 2006. Salaries and employee benefits also increased due to $107,000 in stock-based compensation expense resulting from the adoption of FAS 123(R) on January 1, 2006.

Income taxes for the nine months ended September 30, 2006 were $1,095,000 (an effective rate of 36.88%) compared to income taxes of $859,000 for the nine months ended September 30, 2005 (an effective tax rate of 36.63%). Income tax expense increased due to the increase in net income. Likewise, the effective tax rate increased due to the adoption of SFAS 123R, as the majority of the recorded expense is related to the vesting of incentive stock options and is not tax deductible.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

Net income for the third quarter of 2006 was $677,000, a slight increase over the $676,000 earned for the same quarter last year. Net income remained relatively flat because, while our net interest income increased by $442,000 over last year, this increase was offset by the $432,000 increase in noninterest expenses and the $27,000 increase in income tax expense. Diluted earnings per share decreased $0.01 to $.37 per diluted share because of the increase in weighted average diluted shares outstanding associated with additional vesting of outstanding stock grants.

As stated above, net interest income increased by $442,000, or 18%, from $2.4 million for the third quarter of 2005 to $2.9 million for the current quarter. The increase is primarily comprised of a positive volume variance of $354,000 and a positive rate variance of $88,000. The reasons for the positive volume variance and positive rate variance are the same as those discussed above with respect to the nine-month periods.

The increase in other noninterest income and decrease in service charges on deposit accounts, as well as the increase in salaries, occupancy and equipment expense, and other operating expense are the same as those discussed above with respect to the nine-month periods.

--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

Capital

The Company's capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Company's total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 10.47%, 9.55% and 8.55%, respectively, at September 30, 2006.

Cash Flows and Liquidity

Cash Flows. The Company's primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances and federal funds purchased. The Company uses cash from these and other sources to fund loan growth. Any remaining cash is used primarily to reduce borrowings and to purchase investment securities. During the first nine months of 2006, the Company's cash and cash equivalent position increased by $4.3 million. The increase in cash mainly resulted from an increase in deposit accounts of approximately $25.9 million from $234.2 million at December 31, 2005 to $260.1 million at September 30, 2006, as well as FHLB advances of $18.1 million, offset by net loan originations of $36.6 million.

Liquidity. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold. At September 30, 2006, the Company had $31.8 million in federal funds sold and available-for-sale securities not subject to pledge agreements.

The Company's primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company's deposit base consists of both core deposits from businesses and consumers in its local and national market. The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the Federal Home Loan Bank and other commercial banks. These lines in the aggregate amount of approximately $85.2 million do not represent legal commitments to extend credit on the part of the other banks.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to:
(a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. Statement 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Adoption is not expected to have a material impact on the financial condition, results of operations, or liquidity of the Company.
--------------------------------------------------------------------------------

                           JACKSONVILLE BANCORP, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------

In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, Statement 157 establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with earlier application encouraged. The Company has not yet determined the effect of adopting this Statement.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108"). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. The Company has not yet determined the effect of implementing this pronouncement, which is effective for fiscal years ending after November 15, 2006.

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

            On April 11, 2006, The Jacksonville Bank was served with a Summons and a copy of the Complaint filed by Wells Fargo Financial Leasing, Inc. in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida. The basis of the Complaint stems from an erroneous wire transfer that was made by Wells Fargo on February 16, 2005 to one of our customers, offsetting an overdraft in our customer's account in the amount of $33,143.95. The Bank retained the amount and Wells Fargo is pursuing the refund plus interest and costs. The Bank does not expect to incur any material loss with regard to this matter.

            On September 13, 2006, The Jacksonville Bank was served with a Summons and a copy of a Complaint filed by Harrell & Harrell, P.A. in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida. The Complaint states that the Bank "cashed or otherwise converted instruments of Harrell & Harrell, P.A. for the benefit of parties who were not entitled to enforce the instruments or receive payment." The "parties" referred to are Daniel J. Glary and Jonathan B. Israel, local attorneys who are indebted to The Jacksonville Bank. The action calls for damages that exceed the sum of $15,000, exclusive of costs, interest and attorneys' fees.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            None

Item 3.     Defaults Upon Senior Securities
            None

Item 4.     Submission of Matters to a Vote of Security Holders
            None

Item 5.     Other Information
            None
--------------------------------------------------------------------------------

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

Date:  November 6, 2006           /s/ Gilbert J. Pomar, III
                                  ------------------------------------------
                                  Gilbert J. Pomar, III
                                  President and Chief Executive Officer

Date:  November 6, 2006           /s/ Valerie A. Kendall
                                  ------------------------------------------
                                  Valerie A. Kendall
                                  Executive Vice President
                                  and Chief Financial Officer
--------------------------------------------------------------------------------