Form 10-K
period 2006-12-31
JACKSONVILLE BANCORP INC /FL/
filed 2007-03-30
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ____________.

Commission file number 000-30248
JACKSONVILLE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3472981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 North Laura Street, Suite 1000, Jacksonville, Florida 32202
(Address of principal executive offices)

(904) 421-3040
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.01 par value (Title of class)

Securities registered under Section 12(g) of the Exchange Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $30.00 on June 30, 2006) was approximately $33,590,624.

There were 1,743,338 outstanding shares of common stock as of March 1, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2007 Annual Meeting of
Shareholders are incorporated by reference in Part III of this Annual Report.

TABLE OF CONTENTS

Notice Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking statements. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive, and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words “estimate,” “project,” “anticipate,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by these statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans and may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives, or other plans. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

PART I
Unless the context requires otherwise, references in this report to “the Company,” “we,” “us,” or “our” refer to Jacksonville Bancorp, Inc., its wholly owned subsidiary, The Jacksonville Bank, and the Bank’s wholly owned subsidiary, Fountain Financial, Inc., on a consolidated basis. References to “Bancorp” denote Jacksonville Bancorp, Inc., and The Jacksonville Bank is referred to as the “Bank”.

ITEM 1. DESCRIPTION OF BUSINESS
General
We were incorporated under the laws of the State of Florida on October 24, 1997 for the purpose of organizing the Bank. Bancorp is a one-bank holding company owning 100% of the outstanding shares of the Bank. Our only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank opened for business on May 28, 1999 and currently provides a variety of community banking services to businesses and individuals through its five offices in Jacksonville, Duval County, Florida.

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

Substantial consolidation of the Florida banking market has occurred since the early 1980’s. As more out-of-state bank holding companies enter the Florida market, we believe that the number of depository institutions headquartered and operating in Florida will continue to decline. Our marketing programs focus on the advantages of local ownership and management, personal service and customer relationships. Particular emphasis is placed on building personal face-to-face relationships. Our management and business development teams have extensive experience with individuals and companies within our targeted market segments in the Jacksonville area. Based on our experience, we believe that we have been and will continue to be effective in gaining market share. The Bank now has five full-service branches in Jacksonville, and we are currently the second largest community bank in Jacksonville, currently employing 57 bankers. We are focused on small business, professionals and commercial real estate. Over the past two years, the Board has granted every employee (excluding executive officers) of the Company restricted stock, making every employee an owner.

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

We are in competition with existing area financial institutions, including commercial banks and savings institutions, insurance companies, consumer finance companies, brokerage houses, mortgage banking companies, credit unions, and other business entities which target traditional banking markets. We face increased competition due to the Gramm-Leach-Bliley Act (GLBA), discussed under Regulation and Supervision, which allows insurance firms, securities firms, and other non-traditional financial companies to provide traditional banking services. Due to the growth of the Jacksonville area, it can be anticipated that significant competition will continue from existing financial services providers, as well as new entrants to the market. There are 25 separate financial institutions located in Duval County, of which 8 are considered community banks with their headquarters located in Northeast Florida.

Deposits
We offer a wide range of deposit accounts, including commercial and retail checking, money market, individual retirement and statement savings accounts, and certificates of deposit with fixed rates and a range of maturity options. Our sources of deposits are primarily residents, businesses, and employees of businesses within our market areas, obtained through personal solicitation by our officers and directors, direct mail solicitation, and advertisements published in the local media. We also have the ability to obtain deposits from the “national CD market” as an additional source of funding. We pay competitive interest rates on interest-bearing deposits. In addition, our service charge schedule is competitive with other area financial institutions, covering such matters as maintenance and per item processing fees on deposit accounts and special handling charges. We are also part of the Star, Cirrus, Presto and Plus ATM networks, and a member of VISA.

Lending Activities
Our board of directors has adopted certain policies and procedures to guide individual loan officers in carrying out lending functions. The board of directors has formed a Directors’ Loan Committee and appointed six directors to provide the following oversight:

•	ensure compliance with loan policy, procedures and guidelines as well as appropriate regulatory requirements;

•	approve secured loans above an aggregate amount of $500,000 and unsecured loans above an aggregate amount of $100,000 to any entity and/or related interests;

•	monitor overall loan quality through review of information relative to all new loans;

•	approve lending authority for individual officers;

•	monitor our loan review systems; and

•	review the adequacy of the loan loss reserve.

The board of directors realizes that occasionally loans need to be made which fall outside the typical policy guidelines. Consequently, the Chief Executive Officer and Senior Loan Officer have the authority to make certain policy exceptions on secured loans up to $500,000. In addition, the Chief Executive Officer and Senior Loan Officer have the authority to make certain policy exceptions on unsecured loans up to $100,000 and $20,000, respectively. Policy exceptions on secured and unsecured loans greater than $500,000 and $100,000, respectively, must be approved by the Directors’ Loan Committee, and the full board of directors reviews reports of all loans and policy exceptions at its regular meetings. Additionally, the Bank has an independent company that also evaluates the quality of loans and determines if loans are originated in accordance with the guidelines established by the board of directors.

We recognize that credit losses will be experienced and the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral, as well as general economic conditions. We intend to maintain an adequate allowance for loan losses based on, among other things, industry standards, management’s experience, historical loan loss experience, evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. We follow a conservative lending policy, but one which permits prudent risks to assist businesses and consumers primarily in our principal market areas. Interest rates vary depending on our cost of funds, the loan maturity, the degree of risk and other loan terms. As appropriate, some interest rates are adjustable with fluctuations in the “prime” rate.

Loan Portfolio Composition

The composition of the Bank’s loan portfolio at December 31, 2006 and 2005 is indicated below, along with the growth from the prior year.

					% Increase
	Total Loans	% of Total	Total Loans	% of Total	(Decrease) from
	December 31,	Loans	December 31,	Loans	December 31,
(dollars in thousands)	2006		2005		2005 to 2006
Real estate mortgage loans:
Commercial	$170,762	60.1%	$135,115	57.7%	26.4%
Residential	62,270	21.9%	57,985	24.7%	7.4%
Construction	25,479	9.0%	20,245	8.6%	25.9%
Farmland	1,800	0.6%	900	0.4%	100.0%
Commercial loans	18,903	6.7%	16,681	7.1%	13.3%
Consumer loans	4,693	1.7%	3,461	1.5%	35.6%
TOTAL	$283,907	100.0%	$234,387	100.0%	21.1%

Our nonperforming loans as a percentage of gross loans decreased from 0.33% at December 31, 2005 to 0.30% at December 31, 2006.

Commercial Loans
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

Loan Referral Programs
In the third quarter of 2005, the Bank entered into a loan referral agreement with a third party lender whereby we can offer an unsecured line of credit up to $100,000 to small business customers. The product, which is branded by The Jacksonville Bank, is underwritten and closed by a third party. We are paid a fee for each referral, and we participate in a revenue sharing arrangement on outstanding balances.

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

Employees
As of March 1, 2007, the Bank had 57 employees, 56 of whom were full-time. Except for certain officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. Management believes Company relations have been good.

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

In response to the directives issued under the FDICIA, the regulators have adopted regulations that, among other things, prescribe the capital thresholds for each of five established capital categories. The following table reflects these capital thresholds:

	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Well capitalized (1)	10%	6%	5%
Adequately capitalized (1)	8%	4%	4%	(2)
Undercapitalized (3)	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	—	—	Less than 2%

(1)  An institution must meet all three minimums.
(2)  3% for CAMELS composite 1 rated institutions, subject to appropriate federal banking agency guidelines.
(3)   An institution falls into this category if it is below the adequately capitalized level for any of the three capital measures.

Under these capital categories, the Bank is classified as well capitalized. At December 31, 2006, the Bank’s total risk-based capital and Tier 1 risk-based capital ratios were 10.18% and 9.28%, respectively. The Tier 1 leverage ratio was 8.38% as of the same date.

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

For Additional Information

We are required to comply with the informational requirements of the Securities Exchange Act of 1934, as amended, and, accordingly, we file annual reports, quarterly reports, current reports, proxy statements and other information with the SEC. You may read or obtain a copy of these reports at the SEC’s public reference room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the public reference room and their copy charges by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains registration statements, reports, proxy information statements and other information regarding registrants that file electronically with the SEC. The address of the website is http://www.sec.gov.

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

We rely on the profitability of the Bank to provide funding for our operations. We cannot assure you that we will consistently operate profitably in the future. While we project that the Bank will be profitable in all future periods, we are unable to assure you that we will earn profits as projected, that we will be able to maintain profitability, or that the Bank will be able to consistently fund our ongoing operations.

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

Any capital that is likely to be generated by our operations over the next several years is expected to be needed to continue expanding our operations. Additionally, our board of directors may determine from time to time that, in order to support our strategic objectives, there is a need to obtain additional capital through the issuance of additional shares of our common stock or other securities. These issuances would dilute the ownership interest of current shareholders in the Company and may dilute the per share book value of our common stock.

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

We are subject to extensive state and federal government supervision and regulations that impose substantial limitations with respect to loans, purchase of securities, payment of dividends, and many other aspects of the banking business. Regulators include the Board of Governors of the Federal Reserve System (the "Federal Reserve

Board"), the Federal Deposit Insurance Corporation ("FDIC"), and the Florida Department of Banking and Finance (the "Florida DBF"). Applicable laws, regulations, interpretations, assessments and enforcement policies have been subject to significant and sometimes retroactively applied changes and may be subject to significant future changes. Regulatory agencies are funded, in part, by assessments imposed upon banks. The FDIC Board of Directors has approved a new system for risk-based assessments effective January 1, 2007 which will result in additional cost to the Bank in support of a designated reserve ratio. Additional assessments could occur in the future which could impact our financial condition. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. Future legislation or government policy could adversely affect the banking industry, our operations, or shareholders. The burden imposed by federal and state regulations may place banks, in general, and us, specifically, at a competitive disadvantage compared to less regulated competitors. Federal economic and monetary policy may affect our ability to attract deposits, make loans, and achieve satisfactory operating results.

We could be negatively impacted by changes in interest rates and economic conditions.

Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate market values, rapid changes in interest rates, and the monetary and fiscal policies of the federal government. Our profitability is partly a function of the spread between the interest rates earned on investments and loans and those paid on deposits and other liabilities. As with most banking institutions, our net interest spread is affected by general economic conditions and other factors that influence market interest rates and our ability to respond to changes in such rates as occurred during the second half of 2006 when the Bank experienced slight interest margin compression, primarily a result of the decision by the Federal Reserve Board to halt increases in the federal funds rate. Funding costs continued to reprice upward while the pricing on earning assets remained relative flat at market rates. At any given time, our assets and liabilities may be affected differently by a given change in interest rates. As a result, an increase or decrease in rates could have a material adverse effect on our net income, capital and liquidity. While we take measures to reduce interest-rate risk, these measures may not adequately minimize exposure to interest-rate risk.

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

Our per customer lending limit is approximately $7.4 million, subject to further reduction based on regulatory criteria relevant to any particular loan. Accordingly, the size of loans which we can offer to potential customers is less than the size which many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in the market. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining customers seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

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

Our common stock is traded on the NASDAQ; however, we are unable to provide assurance that an active market will exist in the future or that shares can be liquidated without delay. The average trading volume in Jacksonville Bancorp, Inc. stock was 1,300 in 2006.

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

The market price of our common stock may be volatile.

The market price of our common stock is subject to fluctuations as a result of a variety of factors, including the following:
•	quarterly variations in our operating results or those of other banking institutions;
•	changes in national and regional economic conditions, financial markets or the banking industry; and
•	other developments affecting us or other financial institutions.

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

Sections 607.0901 through 607.0908 of the Florida Business Corporation Act (the "FBCA") provide for supermajority voting and impose other requirements on certain business combinations with interested shareholders and limit voting rights of certain acquirers of control shares. Federal law requires the approval of the Federal Reserve Board before acquisition or "control" of a bank holding company. Our articles of incorporation provide that the FBCA's control shares statute applies to acquisitions of our shares unless the acquirer has acquired the shares (1) for others in good faith and not to circumvent the control shares statute and requires instruction from others to vote the shares or (2) through a distribution conducted by us in a private or public offering or under a warrant, option or employee benefit plan, under the laws of descent and distribution, from a donee of a lifetime gift, through a transfer between immediate family members or through satisfaction of a pledge or security interest.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

Property Location	Year Location Established	Approximate Square Footage	Owned / Leased
Headquarters(1) 100 North Laura Street	2004	14,815	Leased
Branch Office 10325 San Jose Boulevard	1998	3,567	Owned
Branch Office 12740-200 Atlantic Boulevard	2000	3,080	Owned
Branch Office(2) 4343 Roosevelt Boulevard	2005	3,127	Leased
Branch Office(3) 7880 Gate Parkway	2006	9,372	Leased
(1) The Bank has a ten-year lease that expires September 30, 2014 for our headquarters location which specifies rent of $20.00 per square foot and is subject to annual increases of $0.50 per square foot on October 1st of each year through September 30, 2014. The Bank has five options of five years, the first option term commencing on October 1, 2014, and the last option term ending on September 30, 2039.

(2) The Bank took occupancy of this branch on November 1, 2005 and opened for business on February 6, 2006. The Bank has a 10-year lease that expires November 1, 2015 for this branch, which specifies rent of $90,000 per annum and is subject to annual increases of 3% on November 1 of each year through November 1, 2015. The Bank has four renewal options of five years, the first option term commencing on November 1, 2015, and the last option term ending on November 1, 2035.

(3) The Bank took occupancy of this branch on January 13, 2006 and opened for business on June 9, 2006. The Bank has a 10-year lease that expires January 13, 2016 for this branch, which specifies rent of $210,870 per annum and is subject to annual increases on the anniversary date to the extent of any percentage change that occurs in the consumer price index for all urban consumers. The Bank has two renewal options of five years, the first option term commencing on January 13, 2016, and the last option ending on January 13, 2026.

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

On April 11, 2006, The Jacksonville Bank was served with a Summons and a copy of a Complaint filed by Wells Fargo Financial Leasing, Inc. in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida. The basis of the Complaint stems from an erroneous wire transfer that was made by Wells Fargo on February 16, 2005 to one of our customers, offsetting an overdraft in our customer’s account in the amount of $33,143.95. The Bank retained the amount and Wells Fargo is pursuing the refund plus interest and costs. The Bank does not expect to incur any material loss with regard to this matter.

On September 13, 2006, The Jacksonville Bank was served with a Summons and a copy of a Complaint filed by Harrell & Harrell, P.A. in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida. The Complaint states that the Bank “cashed or otherwise converted instruments of Harrell & Harrell, P.A. for the benefit of parties who were not entitled to enforce the instruments or receive payment.” The action called for damages that exceed the sum of $15,000, exclusive of costs, interest and attorneys’ fees. On February 6, 2007, this lawsuit was dismissed, although the plaintiff was given leave to amend on or before February 26, 2007.

On January 9, 2007, Daniel J. Glary filed a counterclaim to the bank’s action for collection of its loans to Glary & Israel, P. A. in the Circuit Court, Fourth Judicial Circuit, in and for Duval County, Florida. Daniel J. Glary asserts The Jacksonville Bank and one of its officers facilitated Jonathan B. Israel and Angela C. McDonald in the wrongful taking of funds that belonged to others. The Bank does not expect to incur any material loss with regard to this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our common stock is traded on NASDAQ under the symbol JAXB. The following table shows the high and low sale prices of our common stock for each quarter of 2005 and 2006.

Year	Quarter	High	Low
2005	First	$30.00	$25.75
	Second	$30.00	$26.40
	Third	$30.90	$25.50
	Fourth	$34.00	$27.96
2006	First	$36.71	$32.86
	Second	$38.99	$30.49
	Third	$33.00	$27.71
	Fourth	$33.72	$30.00

As of March 1, 2007, the Corporation had 1,743,338 outstanding shares of common stock, par value $.01 per share, held by approximately 147 registered shareholders of record.

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

Equity Compensation Plans Information

The following table sets forth the securities authorized for issuance under the equity incentive plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	166,085	$14.59	43,896
Equity compensation plans not approved by security holders	—	—	—
Total	166,085	$14.59	43,896

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/31/06
Jacksonville Bancorp, Inc.	100.00	124.27	170.83	280.76	345.31	344.79
Russell 3000	100.00	78.46	102.83	115.11	122.16	141.35
SNL Southeast Bank Index	100.00	110.46	138.72	164.50	168.39	197.45

COMPANY PURCHASES OF EQUITY SECURITIES

Following approval by the shareholders at the 2003 Annual Meeting, the Company established the Directors’ Stock Purchase Plan for nonemployee directors. Under this Plan, directors may elect to receive shares of the Company’s common stock as an alternative to the equivalent of cash for directors’ fees. All transactions executed under this Plan were open-market purchases and were accounted for as treasury stock on the date of purchase. The Company repurchased an aggregate of 1,650 shares of its common stock during the last quarter for issuance under this Plan.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2006	—	—	—	—
November 1 - November 30, 2006	1,650	$35.00	—	—
December 1 - December 31, 2006	—	—	—	—
Total	1,650	—	—	—

ITEM 6.  SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 is unaudited and has been derived from our Consolidated Financial Statements and from our records. The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

At or for the Year Ended December 31,
(Dollars in thousands, except per share figures)
Financial Condition Data:	2006	2005	2004	2003	2002
Cash and cash equivalents	$4,478	$4,767	$6,735	$3,894	$4,281
Securities	26,109	24,261	23,175	16,830	12,531
Loans, net	281,006	232,031	188,137	150,976	108,933
All other assets	13,982	11,985	5,697	5,167	5,086
Total assets	$325,575	$273,044	$223,744	$176,867	$130,831
Deposit accounts	282,626	234,211	201,188	158,539	110,128
Other borrowings	18,832	17,650	4,000	4,296	7,747
All other liabilities	979	1,337	752	625	389
Shareholders' equity	23,138	19,846	17,804	13,407	12,567
Total liabilities and shareholders' equity	$325,575	$273,044	$223,744	$176,867	$130,831

Operations Data:	2006	2005	2004	2003	2002
Total interest income	22,017	15,748	10,858	8,729	6,699
Total interest expense	10,945	6,529	3,928	3,111	2,763

Net interest income	11,072	9,219	6,930	5,618	3,936
Provision for loan losses	546	481	282	1,580	443

Net interest income after provision for loan losses	10,526	8,738	6,648	4,038	3,493

Noninterest income	1,047	964	767	1,550	580
Noninterest expenses	7,573	6,287	5,274	3,971	3,134

Income before income taxes	4,000	3,415	2,141	1,617	939
Income taxes	1,477	1,242	806	613	355

Net income	$2,523	$2,173	$1,335	$1,004	$584

Per Share Data:
Basic earnings per share	$1.46	$1.27	$.86	$.68	$.44

Diluted earnings per share	1.39	1.21	.79	.67	.44

Dividends declared per share	--	--	--	--	--

Total shares outstanding at end of year	1,741,688	1,714,716	1,708,366	1,467,166	1,467,066

Book value per share at end of year	$13.28	$11.57	$10.42	$9.14	$8.57

Ratios and Other Data:
Return on average assets	0.83%	0.88%	0.66%	0.64%	0.53%
Return on average equity	11.92%	11.69%	8.84%	7.80%	5.40%
Average equity to average assets	6.95%	7.49%	7.46%	8.16%	9.85%
Interest rate spread during the period	3.15%	3.27%	3.14%	3.31%	3.37%
Net yield on average interest-earning assets	3.81%	3.88%	3.53%	3.72%	3.89%
Noninterest expenses to average assets	2.49%	2.53%	2.60%	2.52%	2.86%
Average interest-earning assets to average interest-bearing liabilities	1.17	1.22	1.19	1.20	1.19
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	0.26%	0.28%	0.29%	0.63%	0.68%
Allowance for loan losses as a percentage of total loans at end of year	0.92%	0.94%	0.97%	1.10%	1.00%
Total number of banking offices[1]	5	3	3	3	3

1)	Amount represents banking offices operating at December 31 of each year. The Bank currently has five operating offices.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years Ended December 31, 2006, 2005 and 2004

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

2006 Executive Overview
The following were significant factors related to 2006 results as compared to 2005. The 2006 performance is reflective of the successful execution of our strategy to focus on organic growth within the Northeast Florida market.
During 2006, we recorded strong growth in commercial real estate loans. During the year, commercial real estate loans increased by $35.6 million, or 26.4%. Total loans increased by $49.5 million, or 21.1%.

Total deposits increased by $48.4 million, or 20.7%, during 2006. The following are changes in the deposit categories:

o	Noninterest-bearing deposits decreased $7.6 million, or 18.8%. This is primarily due to the reallocation of deposits (by one large depositor) into a money market account.

o
Money market deposits increased by $23.3 million, or 18.1%. This is primarily driven by an increase in commercial accounts due to a strategic focus on enhancing new and existing relationships along with the reallocation from noninterest bearing accounts as discussed above. The certificate of deposit portfolio increased by $33.0 million. The Company’s management pursued local deposits more aggressively by offering competitive deposit products in an effort to attract core deposits and utilized the National CD market as an additional source of funding the asset growth.

Total shareholders’ equity increased $3.2 million, or 16.6% during 2006, supporting management’s commitment to retain sufficient earnings to protect shareholders and depositors, provide for reasonable growth and fully comply with regulatory requirements. During 2006, the Company opened two additional branch locations in key areas of Jacksonville. The first of the new branches opened on February 6, 2006 and is a former SouthTrust branch which became available as a result of the merger between Alabama’s SouthTrust Bank and North Carolina’s Wachovia Bank. The other branch is strategically located in one of the fastest growing areas of Jacksonville and opened on June 9, 2006. This brings the total branches in the Jacksonville market to five. The Company is now well positioned to support ongoing organic growth.

Credit quality remained healthy in 2006 with no substantial charge-offs in 2006 or 2005. The allowance for loan loss as a percentage of total loans outstanding was 0.92% at December 31, 2006, compared to 0.94% at December 31, 2005.

Our net income was $2.5 million in 2006 as compared to $2.2 million in 2005, an increase of $350,000, or 16.1%. Our diluted earnings per share were $1.39 in 2006 as compared to $1.21 in 2005, an increase of $0.18 per diluted share, or 14.9%. Return on average assets and return on average equity were 0.83% and 11.92%, respectively, in 2006 compared to 0.88% and 11.69%, respectively, in 2005.

Interest income was $22.0 million in 2006 as compared to $15.7 million in 2005, an increase of $6.3 million, or 39.8%, primarily due to an increase in 2006 of $53.2 million in average interest-earning assets compared to 2005.

Basic average shares outstanding increased to 1,726,350 in 2006 from 1,711,148 in 2005 primarily as a result of stock option exercises. The diluted weighted average shares outstanding increased to 1,812,890 from 1,799,674 in the same periods.

Noninterest income increased $83,000 in 2006 primarily due to income earned on a $4.5 million Bank Owned Life Insurance contract entered into by the Bank during the second quarter of 2005. Mortgage origination fees increased 60.6% during 2006.

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

Recent Accounting Pronouncements
Please refer to Note 1 of the accompanying Consolidated Financial Statements for information related to the adoption of new accounting standards and the effect of newly issued but not yet effective accounting standards.

Securities
The securities portfolio is categorized as either "held to maturity," "available for sale," or "trading." Securities held to maturity represent those securities which the Bank has the positive intent and ability to hold to maturity. Securities available for sale represent those investments which may be sold for various reasons, including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income (loss). Trading securities are held primarily for resale and are recorded at their fair values. Unrealized gains or losses on trading securities are included immediately in earnings. During 2006, 2005 and 2004, the Bank had no trading securities.

The following table sets forth the amortized costs and fair value of our securities portfolio (dollars in thousands):

	At December 31, 2006		At December 31, 2005		At December 31, 2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency securities	$10,473	$10,280	$7,295	$7,108	$8,295	$8,116
Mortgage-backed securities	8,995	8,829	12,458	12,231	14,369	14,325
State and municipal securities	7,060	6,950	5,036	4,872	686	684
Total	$26,528	$26,059	$24,789	$24,211	$23,350	$23,125
Security held to maturity:
State of Israel bond	$50	$50	$50	$50	$50	$50

The following table sets forth, by maturity distribution, certain information pertaining to the securities (dollars in thousands):

		After 1 Year		After 5 Years
	Within 1 Year	Within 5 Years		Within 10 Years		After 10 Years
	AmountYield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2006:
Securities available for sale:
U.S. Government agency securities	$--	$2,971	4.15%	$4,434	4.90%	$2,875	5.03%
Mortgage-backed securities	--	2,134	4.05%	918	4.35%	5,777	4.27%
State and municipal securities	--	-	-	4,830	3.66%	2,120	4.13%
Total	$--	$5,105	4.11%	$10,182	4.27%	$10,772	4.45%
Security held to maturity:
State of Israel bond		$50	7.50%
Total		$50	7.50%

	Totals
	Amount	Yield
At December 31, 2006:
Securities available for sale:
U.S. Government agency securities	$10,280	4.72%
Mortgage-backed securities	8,829	4.23%
State and municipal securities	6,950	3.81%
Total	$26,059	4.31%
Security held to maturity:
State of Israel bond	$50	7.50%
Total	$50	7.50%

Loan Portfolio Composition
Commercial real estate loans comprise the largest group of loans in our portfolio amounting to $198.0 million, or 69.7-% of the total loan portfolio, at December 31, 2006, increasing from $156.3 million, or 66.7%, at December 31, 2005. Residential real estate loans comprise the second largest group of loans in the portfolio, amounting to $62.2 million, or 21.9% of the total loan portfolio, at December 31, 2006, as compared to $58.0 million, or 24.7%, at December 31, 2005. As of December 31, 2006, commercial loans amounted to $18.9 million, or 6.7% of total loans, which were $16.7 million, or 7.1%, at December 31, 2005. The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial real estate(1)	$198,041	69.7%	$156,260	66.7%	$121,542	63.9%	$93,899	61.5%	$63,520	57.7%
Commercial	18,903	6.7	16,681	7.1	15,855	8.3	16,443	10.8	16,648	15.1
Residential real estate	62,270	21.9	57,985	24.7	46,663	24.6	36,594	24.0	25,825	23.5
Consumer and other	4,693	1.7	3,461	1.5	6,013	3.2	5,729	3.7	4,057	3.7

	$283,907	100.0%	$234,398	100.0%	$190,073	100.0%	$152,665	100.0%	$110,550	100.0%
Add (deduct):
Allowance for loan losses	(2,621)		(2,207)		(1,843)		(1,679)		(1,100)
Net deferred (fees) costs	(280)		(149)		(93)		(10)		(17)

Loans, net	$281,006		$232,031		$188,137		$150,976		$108,933

 The following table reflects the contractual principal repayments by period of our loan portfolio at December 31, 2006 (in thousands):

Years Ending December 31,	Commercial Loans	Commercial Real Estate (1)	Residential Mortgage Loans	Consumer Loans	Total
Less than 1 year	$15,725	$49,832	$15,515	$2,707	$83,779
1-5 years	3,105	95,823	17,963	1,522	118,413
Greater than 5 years	73	52,386	28,792	464	81,715
Total	$18,903	$198,041	$62,270	$4,693	$283,907

(1) For presentation purposes, construction and farmland loans have been classified as commercial real estate loans.

	Loans Maturing
(in thousands)	Within 1 Year	1-5 Years	After 5 Years	Total
Loans with:
Fixed interest rates	$23,181	$80,018	$50,871	$154,070
Variable interest rates	60,598	38,395	30,844	129,837
Total Loans	$83,779	$118,413	$81,715	$283,907

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

Credit Risk
Our primary business is making commercial, real estate, business, and consumer loans. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. While the Company has instituted underwriting guidelines and credit review procedures to protect it from avoidable credit losses, some losses will inevitably occur. At December 31, 2006, the Company had nonperforming assets of $851,000, of which $431,000 was past due 90 days or more but still accruing interest. In addition, it charged off loans totaling $140,000 in 2006.

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

	At December 31,
	2006	2005	2004	2003	2002
Nonperforming loans:
Commercial loans	$839	$753	$413	$596	$442
Residential real estate loans	--	10	33	130	409
Consumer loans and other	12	3	208	-	-

Total nonperforming loans	$851	$766	$654	$726	$851

Total nonperforming loans to total assets	0.26%	0.28%	0.29%	0.41%	0.65%

Nonperforming loans at December 31, 2006 includes two loans past due over 90 days and still on accrual totaling $431,000. Due to certain circumstances, we believe that we will receive full payment for each of these loans. Nonperforming loans at December 31, 2005 includes a loan past due over 90 days and still on accrual totaling $447,000, which was brought current by the customer in January 2006. In addition to the nonperforming loans identified above, the Company has identified approximately $92,000 in additional impaired loans at December 31, 2006 through its ongoing loan review process.

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

In estimating the overall exposure to loss on impaired loans, the Company has considered a number of factors, including the borrower’s character, overall financial condition, resources and payment record, the prospects for support from any financially responsible guarantors and the realizable value of any collateral.

The Company also considers other internal and external factors when determining the allowance for loan losses. These factors include, but are not limited to, changes in national and local economic conditions, commercial lending staff limitations, impact from lengthy commercial loan workout and charge-off period, loan portfolio concentrations and trends in the loan portfolio.

Senior management reviews this calculation and the underlying assumptions on a routine basis not less frequently than quarterly.

The allowance for loan losses amounted to $2.6 million and $2.2 million at December 31, 2006 and December 31, 2005, respectively. Based on an analysis performed by management at December 31, 2006, the allowance for loan losses is considered to be adequate to cover estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required.

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2006	2005	2004	2003	2002
Allowance at beginning of year	$2,207	$1,843	$1,679	$1,100	$657

Charge-offs:
Consumer and other loans	16	15	-	-	-
Commercial real estate	-	-	-	171	-
Commercial loans	124	102	130	778	-
Residential real estate	-	-	-	52	-
	140	117	130	1,001	-
Recoveries:
Consumer loans	3	-	-	-	-
Commercial real estate	-	-	-	-	-
Commercial loans	5	-	12	-	-
Residential real estate	-	-	-	-	-
	8	-	12	-	-

Net charge-offs	132	117	118	1,001	-
Provision for loan losses charged to operating expenses	546	481	282	1,580	443

Allowance at end of year	$2,621	$2,207	$1,843	$1,679	$1,100

Ratio of net charge-offs to average loans outstanding	0.05%	0.06%	0.07%	0.75%	0.00%

Allowance as a percent of total loans	0.92%	0.94%	0.97%	1.10%	1.00%

The following table presents information regarding the total allowance for loan losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

	At December 31,
	2006		2005		2004		2003		2002
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial real estate	$1,689	69.7%	$1,286	66.7%	$979	63.9%	$413	61.5%	$254	57.7%
Commercial	225	6.7	268	7.1	380	8.3	265	10.8	330	15.1
Residential real estate	667	21.9	621	24.7	425	24.6	166	24.0	134	23.5
Consumer and other	40	1.7	32	1.5	59	3.2	45	3.7	30	3.7
Unallocated general allowance (1)	-	-	-	-	-	-	790	-	352	-
Total allowance for loan losses	$2,621	100.0%	$2,207	100.0%	$1,843	100.0%	$1,679	100.0%	$1,100	100.0%
Allowance for loan losses as a percentage of total loans utstanding		0.92%		0.94%		0.97%		1.10%		1.00%

(1) Management revised its valuation process during 2004. This change in methodology resulted in the unallocated portion of the allowance for loan losses at December 31, 2003 being more precisely allocated between the Company’s individual loan categories as shown above.

Deposits and Other Sources of Funds
General. In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, Federal Home Loan Bank (FHLB) advances, federal funds purchased lines of credit, and securities sold under agreements to repurchase. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in other sources, such as deposits, or due to favorable differentials in rates and other costs.

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

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

	At December 31,
	2006		2005		2004
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid
Demand deposits	$34,585	0.00%	$34,475	0.00%	$22,607	0.00%
NOW deposits	7,804	0.21	8,103	0.22	7,980	0.14
Money market deposits	132,206	4.45	89,987	3.77	41,888	2.37
Savings deposits	10,737	3.01	13,495	1.97	13,817	1.25
Time deposits	74,280	4.57	69,411	3.25	98,391	2.69

Total deposits	$259,612	3.70%	$215,471	2.75%	$184,683	2.07%

The following table presents maturity of our time deposits at December 31, 2006:

	Deposits $100,000 and greater	Deposits Less Than $100,000	Total
Due three months or less	$30,079	$22,295	$52,374
Due more than three months to six months	7,464	7,915	15,379
More than six months to one year	10,420	14,743	25,163
One to five years	1,369	4,923	6,292
More than five years	-	-	-
	$49,332	$49,876	$99,208

Liquidity
The Company’s liquidity is its ability to maintain a steady flow of funds to support its ongoing operating, investing and financing activities. Our Board establishes policies and analyzes and manages liquidity to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. Liquidity management is viewed from a long-term and a short-term perspective as well as from an asset and liability perspective. We monitor liquidity through a regular review of loan and deposit maturities and loan and deposit forecasts to minimize funding risk. Sources of liquidity include converting liquid assets to cash, customer deposits and borrowings.

As discussed above, sources of liquidity include principal paydowns of loans and investment securities, customer deposits and borrowings. The Bank has an unsecured federal funds purchased accommodation with its main correspondent bank, totaling $5.3 million at December 31, 2006, of which $182 was utilized as of that date. In addition, the Company has invested in FHLB stock for the purpose of establishing credit lines with FHLB. This line is collateralized by a blanket lien arrangement on the Company’s first mortgage loans, second mortgage loans and commercial real estate loans. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to $47.8 million from this credit line, of which it had borrowed $11.7 million at December 31, 2006. In addition, the Company had available credit lines with other correspondent banks totaling $27.2 million.

Scheduled maturities and paydowns of its investment securities are an additional source of liquidity. During 2006, the Company had received approximately $3.4 million from maturities and paydowns of investment securities. The Bank also has the ability to convert marketable securities into cash or access new or existing sources of incremental funds if the need should arise. Additionally, on December 14, 2006, the Company participated in a pooled offering of trust preferred securities of $3 million. This will provide additional liquidity to support the ongoing growth of the Company.

At December 31, 2006, the Bank had outstanding commitments to borrowers for available lines of credit and standby letters of credit totaling $31.9 million and $847,000, respectively. Based on the sources of liquidity discussed above, the Company believes that it has access to sufficient funds to cover such commitments, should the need arise.

Regulatory Capital Requirements
The Bank is required to meet certain minimum regulatory capital requirements. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and percentages of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2006, the Bank and Company met all capital adequacy requirements to which they were subject. The regulatory capital minimums and the Company’s and Bank's actual data for the indicated periods are set forth in the table below (dollars in thousands).

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total Capital to risk weighted assets
Consolidated	$33,052	11.48%	$23,043	8.00%	N/A	N/A
Bank	29,594	10.18	23,263	8.00	$29,079	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	30,431	10.57	11,521	4.00	N/A	N/A
Bank	26,973	9.28	11,632	4.00	17,447	6.00
Tier 1 (Core) Capital to average assets
Consolidated	30,431	9.47	12,856	4.00	N/A	N/A
Bank	26,973	8.38	12,872	4.00	16,091	5.00

2005
Total Capital to risk weighted assets
Consolidated	$26,413	10.97%	$19,258	8.00%	N/A	N/A
Bank	24,505	10.17	19,284	8.00	$24,105	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	24,206	10.05	9,629	4.00	N/A	N/A
Bank	22,298	9.25	9,642	4.00	14,463	6.00
Tier 1 (Core) Capital to average assets
Consolidated	24,206	9.06	10,682	4.00	N/A	N/A
Bank	22,298	8.34	10,698	4.00	13,373	5.00

Under Federal Reserve policy, the Company is expected to act as a source of financial strength to, and to commit resources to support, The Jacksonville Bank. Management actively manages capital levels in conjunction with asset growth plans, creating a positive impact on shareholder value.

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

The following is a summary of the Company's contractual obligations, including certain on-balance-sheet obligations, at December 31, 2006 (in thousands):

		Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Certificates of deposit	$99,208	$92,916	$6,124	$168	$-
FHLB advances	11,650	8,650	3,000	-	-
Subordinated debt	7,000	-	-	-	7,000
Operating leases	5,813	640	1,353	1,397	2,423
Standby letters of credit	847	847	-	-	-
Unused line of credit loans	31,929	31,929	-	-	-

Total	$156,447	$134,982	$10,477	$1,565	$9,423

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2006 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

		Over 3
		Months	Over 6	Over 1
	3 Months	to 6	Months	Year to	Over 5
	or Less	Months	to 1 Year	5 Years	Years	Total
Loans: (1)
Variable rate	$140,827	$4,248	$4,993	$27,563	$-	$177,631
Fixed rate	14,591	4,459	12,138	71,478	2,704	105,370
Total loans	155,418	8,707	17,131	99,041	2,704	283,001
Securities	1,864	1,556	4,414	5,060	13,268	26,162
Federal funds sold	255	-	-	-	-	255
Federal Home Loan Bank stock	1,071	-	-	-	-	1,071
Total rate-sensitive assets	$158,608	$10,263	$21,545	$104,101	$15,972	$310,489

Deposit accounts:
NOW deposits	10,524	-	-	-	-	10,524
Money market accounts	129,858	-	-	-	-	129,858
Savings deposits	10,069	-	-	-	-	10,069
Time deposits	52,447	15,321	25,164	6,292	-	99,224
Total deposit accounts (2)	202,898	15,321	25,164	6,292	-	249,675
FHLB advances	2,832	-	-	9,000	-	11,832
Subordinated debt	7,000	-	-	-	-	7,000

Total rate-sensitive liabilities	$212,730	$15,321	$25,164	$15,292	$-	$268,507

Gap repricing difference	$(54,122)	$(5,058)	$(3,619)	$88,809	$15,972	$41,982

Cumulative gap	$(54,122)	$(59,180)	$(62,799)	$26,010	$41,982

Cumulative gap to total rate-sensitive assets	(17.4)%	(19.1)%	(20.2)%	8.4%	13.5%

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

Results of Operations
Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities ("interest rate spread") and the relative amounts of interest-earning assets and interest-bearing liabilities. Our interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, our net earnings are also affected by the level of nonperforming loans and foreclosed assets, as well as the level of noninterest income and noninterest expense, such as salaries and employee benefits, occupancy and equipment costs, and income taxes.

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

	Year Ended December 31,
	2006			2005			2004
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans (1)	$260,318	$20,654	7.93%	$211,456	$14,708	6.96%	$168,954	$9,886	5.85%
Securities(2)	26,025	1,207	4.64	24,034	992	4.13	18,722	880	4.70
Other interest-earning assets(3)	4,579	161	3.52	2,183	50	2.29	8,626	92	1.07
Total interest-earning assets	$290,922	$22,022	7.57	$237,673	$15,750	6.63	$196,302	$10,858	5.53

Noninterest-earning assets(4)	13,662			10,493			6,337
Total assets	$304,584			$248,166			$202,639

Interest-bearing liabilities:
Savings deposits	10,737	323	3.01	13,495	266	1.97	13,817	173	1.25
NOW deposits	7,804	16	0.21	8,103	18	0.22	7,980	11	0.14
Money market deposits	132,206	5,885	4.45	89,987	3,394	3.77	41,888	991	2.37
Time deposits	74,280	3,398	4.57	69,411	2,255	3.25	98,391	2,650	2.69
FHLB advances	18,362	969	5.28	8,879	337	3.80	--	--	--
Subordinated debentures	4,156	335	8.06	4,000	246	6.15	2,164	99	4.57
Other interest-bearing liabilities(5) 323		19	5.88	414	13	3.14	241	4	1.66
Total interest-bearing liabilities	247,868	10,945	4.42	194,289	6,529	3.36	164,481	3,928	2.39

Noninterest-bearing liabilities	35,558			35,281			23,049
Shareholders' equity	21,158			18,596			15,109
Total liabilities and shareholders' equity	$304,584			$248,166			$202,639

Net interest/dividend income		$11,077			$9,221			$6,930

Interest rate spread (6)			3.15%			3.27%			3.14%

Net interest margin (7)			3.81%			3.88%			3.53%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.17			1.22			1.19

(1)	Average loans include nonperforming loans. Interest on loans includes loan fees of $298 in 2006, $269 in 2005 and $162 in 2004.
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

Years Ended December 31, 2006 vs. 2005:

	Increase (Decrease) Due to (1)
	Rate	Volume	Total
Interest-earning assets:
Loans	$2,250	$3,696	$5,946
Securities	129	86	215
Other interest-earning assets	36	75	111

Total	2,415	3,857	6,272

Interest-bearing liabilities:
Savings deposits	119	(62)	57
NOW deposits	(1)	(1)	(2)
Money market deposits	691	1,800	2,491
Time deposits	975	168	1,143
FHLB advances	169	463	632
Subordinated debentures	79	10	89
Other interest-bearing liabilities	9	(3)	6

Total	2,041	2,375	4,416

Net change in net interest income	$374	$1,482	$1,856

Years Ended December 31, 2005 vs. 2004:

	Increase (Decrease) Due to (1)
	Rate	Volume	Total
Interest-earning assets:
Loans	$2,067	$2,755	$4,822
Securities	(116)	228	112
Other interest-earning assets	58	(100)	(42)

Total	2,009	2,883	4,892

Interest-bearing liabilities:
Savings deposits	97	(4)	93
NOW deposits	7	-	7
Money market deposits	819	1,584	2,403
Time deposits	480	(875)	(395)
FHLB advances	--	337	337
Subordinated debentures	42	105	147
Other interest-bearing liabilities	5	4	9

Total	1,450	1,151	2,601

Net change in net interest income	$559	$1,732	$2,291

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Year Ended December 31, 2006 compared to year ended December 31, 2005

General. Net earnings for the year ended December 31, 2006 was $2.5 million, or $1.46 per basic share and $1.39 per diluted share, compared to a net earnings of $2.2 million, or $1.27 per basic and $1.21 per diluted share in 2005.

Interest Income and Expense. Interest income totaled $22.0 million for the year ended December 31, 2006, compared to $15.7 million in 2005. Interest earned on loans was $20.7 million in 2006, compared to $14.7 million in 2005. This increase resulted from an increase in the average loan portfolio balance from $211.5 million for the year ended December 31, 2005 to $260.3 million for the year ended December 31, 2006, combined with an increase in the average yield on loans from 6.96% in 2005 to 7.93% in 2006. The Company was able to benefit from the additional increases in short-term interest rates by the Federal Reserve Board in 2006.

Interest on securities was $1.2 million for the year ended December 31, 2006, compared to $990,000 for the year ended December 31, 2005. The Company invested approximately $5.2 million in new securities in the current year, of which $2.0 million was invested in municipal securities. This resulted in an overall increase in the portfolio yield of 51 basis points on a tax-equivalent basis.

Interest expense on deposit accounts amounted to $9.6 million for the year ended December 31, 2006, compared to $5.9 million in 2005. The increase resulted from an increase in the average balance of interest-bearing deposits from $181.0 million in 2005 to $225.0 million in 2006, combined with an increase in the weighted average cost of interest-bearing deposits from 3.28% in 2005 to 4.27% in 2006 due to the additional increases in short-term interest rates by the Federal Reserve Board during 2006. Interest on FHLB advances, subordinated debt and other borrowings amounted to $1.3 million for the year ended December 31, 2006, with a weighted average cost of 5.79%. In December 2006, the Company issued an additional $3.0 million of trust preferred securities priced at three-month LIBOR plus 173 basis points.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the year ended December 31, 2006 was $546,000, compared to $481,000 in 2005. This increase was a result of the increase in average loans outstanding during 2006, as credit quality remained healthy with nonperforming loans at 0.30% of total loans outstanding at year-end and net charge-offs at 0.05% of average loans for the year. Management believes that the allowance for loan losses of $2.6 million at December 31, 2006 is adequate.

Noninterest Income. Noninterest income increased to $1.0 million for the year ended December 31, 2006, compared to $964,000 for the year ended December 31, 2005. This increase is mainly the result of $202,000 earned on the $4.5 million Bank Owned Life Insurance contract entered into during the second quarter of 2005 and outstanding for all of 2006 along with an increase in mortgage origination fees.

Noninterest Expense. Noninterest expense totaled $7.6 million for the year ended December 31, 2006, compared to $6.3 million in 2005. Salaries and employee benefits and occupancy and equipment increased $1.0 million over 2005 as a result of the Bank’s fourth and fifth locations, which opened for business on February 6 and June 9, respectively. Salaries and employee benefits also increased as a result of SFAS 123R, Share-Based Payments, which required that compensation associated with share-based payments be expensed beginning January 1, 2006. Data processing and courier, freight and postage expenses also increased as a result of the additional branch locations.

Income Taxes (Benefit). Income taxes for the year ended December 31, 2006 was $1,477,000 (an effective rate of 36.9%) compared to $1,242,000 in 2005 (an effective rate of 36.4%).

Year Ended December 31, 2005 compared to year ended December 31, 2004

General. Net earnings for the year ended December 31, 2005 was $2.2 million, or $1.27 per basic share and $1.21 per diluted share, compared to a net earnings of $1.3 million, or $.86 per basic and $.79 per diluted share in 2004.

Interest Income and Expense. Interest income totaled $15.7 million for the year ended December 31, 2005, compared to $10.9 million in 2004. Interest earned on loans was $14.7 million in 2005, compared to $9.9 million in 2004. This increase resulted from an increase in the average loan portfolio balance from $169.0 million for the year ended December 31, 2004 to $211.5 million for the year ended December 31, 2005, combined with an increase in the average yield on loans from 5.85% in 2004 to 6.96% in 2005. The Company was able to benefit from an increase in short-term interest rates by the Federal Reserve Board in 2005.

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

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the year ended December 31, 2005 was $481,000, compared to $282,000 in 2004. This increase was a result of the increase in average loans outstanding during 2005, as credit quality remained healthy with nonperforming loans at 0.33% of total loans outstanding at year-end and net charge-offs at 0.06% of average loans for the year. Management believes that the allowance for loan losses of $2.2 million at December 31, 2005 is adequate.

Noninterest Income. Noninterest income increased to $964,000 for the year ended December 31, 2005, compared to $767,000 for the year ended December 31, 2004. This increase is mainly the result of $135,000 earned on the $4.5 million Bank Owned Life Insurance contract entered into during the second quarter of 2005.

Noninterest Expense. Noninterest expense totaled $6.3 million for the year ended December 31, 2005, compared to $5.3 million in 2004. During 2005, the Company fully absorbed the cost of 2004 staff additions and the relocation of its main office and headquarters. Additionally, during the fourth quarter, the Company began absorbing personnel and occupancy expenses related to its fourth branch (announced during the third quarter of 2005) which opened for business February 6, 2006. Advertising and business development expenses increased slightly due to the Company’s campaign to attract small business customers as well as its ongoing efforts to promote its current product lines. Professional fees decreased during 2005 primarily as a result of the SEC’s decision to postpone the external audit requirements of Section 404 of the Sarbanes-Oxley Act of 2002 for companies with less than $75 million in public float. The Company continued with its internal implementation of Section 404 during 2006.

Income Taxes (Benefit). Income taxes for the year ended December 31, 2005 was $1,242,000 (an effective rate of 36.4%) compared to $806,000 in 2004 (an effective rate of 37.6%).

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest-rate risk inherent in lending and deposit-taking activities. To that end, we actively monitor and manage interest-rate risk exposure. There are three primary committees that are responsible for monitoring and managing risk exposure:

The ALCO Committee of the Board of Directors meets quarterly to review a summary reporting package along with strategies proposed by management.

The Executive ALCO Committee, which consists of the Chairman of the ALCO Committee of the Board, Chief Executive Officer, Chief Financial Officer and Chief Lending Officer, meets quarterly to review the liquidity position and earnings simulation reports and to ensure there is adequate capital to meet growth strategies. Strategy development is structured to mitigate any exposure that is indicated through the modeling.

The Liquidity and Pricing Committee meets monthly to execute the strategies set forth by the preceding two committees. Senior management and select members from the finance department comprise this committee.

Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 15 of the Notes to Consolidated Financial Statements.

The Company utilizes a third party and its proprietary simulation model to assist in identifying and managing interest-rate risk. The December 31, 2006 analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates is presented below. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

The starting balances in the Asset/Liability model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro forma balances remain static unless otherwise noted by management. This enables interest-rate risk embedded within the existing balance sheet structure to be isolated (growth assumptions can mask interest-rate risk). Management believes the most indicative indicator of risk is the +/- 200 basis point “shock” (parallel shift) scenario. To provide further exposure to the level of risk/volatility, a “ramping” (gradual increase over 12 months) of rates is modeled as well.

Rate changes are matched with known repricing intervals and assumptions about new growth and expected prepayments. Assumptions are based on the Company’s experience as well as industry standards under varying market and interest-rate environments. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated and the resulting net positions are identified.

The analysis exaggerates the sensitivity to changes in key interest rates by assuming an immediate change in rates with no management intervention to change the composition of the balance sheet. The Bank’s primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. However, a sudden and substantial change in interest rates may adversely impact earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. The Bank does not engage in trading activities.

	Interest Rates		Interest Rates
	Decrease 200 BP	Base	Increase 200 BP

Hypothetical Net Interest Income	11,382	11,350	11,253

Net Interest Income ($ change)	32	--	(97)

Net Interest Income (% change)	.28%	--	.85%

Hypothetical Market Value of Equity	30,943	31,607	30,695

Hypothetical Change in Market Value	(664)	--	(912)

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets, December 31, 2006 and 2005	F-2

Consolidated Statements of Income for the Years Ended

December 31, 2006, 2005 and 2004	F-3

Consolidated Statements of Changes in Shareholders' Equity for the

Years Ended December 31, 2006, 2005 and 2004	F-4

Consolidated Statements of Cash Flows for the Years Ended

December 31, 2006, 2005 and 2004	F-5

Notes to Consolidated Financial Statements	F-6

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Jacksonville Bancorp, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Jacksonville Bancorp, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

Crowe Chizek and Company LLC

Fort Lauderdale, Florida
March 27, 2007

JACKSONVILLE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31,
(Dollar amounts in thousands except per share data)

	2006	2005
ASSETS
Cash and due from financial institutions	$4,373	$4,399
Federal funds sold	105	368

Cash and cash equivalents	4,478	4,767

Securities available for sale	26,059	24,211
Securities held to maturity (fair value 2006-$50, 2005-$50)	50	50
Loans, net of allowance for loan losses of $2,621 in 2006 and $2,207 in 2005	281,006	232,031
Bank owned life insurance	4,837	4,635
Federal Home Loan Bank stock, at cost	1,071	1,062
Premises and equipment, net	4,616	3,821
Accrued interest receivable	2,107	1,425
Deferred income taxes	671	464
Other assets	680	578

Total assets	$325,575	$273,044

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$32,967	$40,582
Money market, NOW and savings deposits	150,451	127,425
Time deposits	99,208	66,204
Total deposits	282,626	234,211
Federal funds purchased	182	-
Federal Home Loan Bank advances	11,650	13,650
Subordinated debentures	7,000	4,000
Other liabilities	979	1,337

Total liabilities	302,437	253,198
Shareholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 8,000,000 shares authorized; 1,743,338 and 1,716,366 shares issued in 2006 and 2005	17	17
Additional paid-in capital	18,230	17,526
Retained earnings	5,241	2,718
Treasury stock, at cost (2006-1,650 shares, 2005-1,650 shares)	(57)	(54)
Accumulated other comprehensive loss	(293)	(361)

Total shareholders’ equity	23,138	19,846

Total liabilities and shareholders’ equity	$325,575	$273,044

See accompanying notes to financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,
(Dollar amounts in thousands except per share data)

	2006	2005	2004
Interest and dividend income
Loans, including fees	$20,654	$14,708	$9,886
Taxable securities	979	910	876
Tax-exempt securities	223	80	4
Federal funds sold and other	161	50	92
Total interest income	22,017	15,748	10,858

Interest expense
Deposits	9,622	5,933	3,825
Federal Home Loan Bank advances	969	337	-
Subordinated debentures	335	246	99
Federal funds purchased and repurchase agreements	19	13	4
Total interest expense	10,945	6,529	3,928

Net interest income	11,072	9,219	6,930

Provision for loan losses	546	481	282

Net interest income after provision for loan losses	10,526	8,738	6,648

Noninterest income
Service charges on deposit accounts	555	625	654
Net gain on sales of securities	-	-	5
Net gain (loss) on sales of foreclosed assets	-	-	20
Net loss on disposal of premises and equipment	(9)	-	(68)
Other	501	339	156
Total noninterest income	1,047	964	767

Noninterest expense
Salaries and employee benefits	3,754	3,195	2,543
Occupancy and equipment	1,468	1,012	724
Data processing	501	438	400
Advertising and business development	408	415	399
Professional fees	372	375	469
Telephone	98	62	64
Director fees	268	202	165
Courier, freight and postage	170	124	98
Other	534	464	412
Total noninterest expense	7,573	6,287	5,274

Income before income taxes	4,000	3,415	2,141

Income tax expense	1,477	1,242	806

Net income	$2,523	$2,173	$1,335

Earnings per share:
Basic	$1.46	$1.27	$.86
Diluted	$1.39	$1.21	$.79

See accompanying notes to financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands excet per share data)

				Retained		Accumulated
			Additional	Earnings		Other
	Common Stock		Paid-In	(Accumulated	Treasury	Comprehensive
	Shares	Amount	Capital	Deficit)	Stock	Income (Loss)	Total
Balance at January 1, 2004	1,467,166	$15	$14,230	$(789)	$-	$(49)	$13,407
Comprehensive income:
Net income				1,335			1,335
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax benefit						(91)	(91)
Total comprehensive income							1,244
Exercise of common stock options, including tax benefit of $85	16,300		230				230
Exercise of common stock warrants	224,900	2	2,921				2,923

Balance at December 31, 2004	1,708,366	17	17,381	546	-	(140)	17,804
Comprehensive income:
Net income				2,173			2,173
Change in unrealized gain (loss) on securities available for sale, net of sale, net of tax benefit						(221)	(221)
Total comprehensive income							1,952
Share-based compensation	4,500			(1)	132		131
Purchase of treasury stock	(6,150)				(186)		(186)
Exercise of common stock options, including tax benefit of $53	8,000		145				145

Balance at December 31, 2005	1,714,716	17	17,526	2,718	(54)	(361)	19,846
Comprehensive income:
Net income				2,523			2,523
Change in unrealized gain (loss) on securities available for sale, net of tax benefit						68	68
Total comprehensive income							2,591
Share-based compensation	6,900		153		228		381
Purchase of treasury stock	(6,900)				(231)		(231)
Exercise of common stock options, including tax benefit of $212	26,972		551				551

Balance at December 31, 2006	1,741,688	$17	$18,230	$5,241	$(57)	$(293)	$23,138

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands except per share data)

	2006	2005	2004
Cash flows from operating activities
Net income	$2,523	$2,173	$1,335
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	546	481	282
Depreciation and amortization	526	424	309
Earnings on Bank owned life insurance	(202)	(135)	-
Share-based compensation	381	131	-
Loss on disposal of premises and equipment	9	-	68
Deferred income tax (benefit) expense	(306)	(221)	419
Net amortization of deferred loan fees	(199)	(201)	(97)
Net amortization (accretion) of securities	37	45	13
Net realized gain on sales of securities	-	-	(5)
Net realized (gain) loss on sale of foreclosed asset	-	-	(20)
Excess tax benefits from share-based payment arrangements - prior to 2006	-	53	85
Net change in:
Other assets	(856)	(525)	(158)
Accrued expenses and other liabilities	(300)	585	106
Net cash from operating activities	2,159	2,810	2,337

Cash flows from investing activities
Available for sale securities:
Sales	-	-	3,800
Maturities, prepayments and calls	3,427	5,750	7,928
Purchases	(5,203)	(7,235)	(18,227)
Loan originations and payments, net	(49,322)	(44,174)	(37,345)
Purchase of Bank owned life insurance	-	(4,500)	-
Additions to premises and equipment	(1,258)	(489)	(1,421)
Purchase of Federal Home Loan Bank stock, net of redemptions	(9)	(709)	(87)
Proceeds from sale of foreclosed assets, net	-	-	415
Net cash from investing activities	(52,365)	(51,357)	(44,937)

Cash flows from financing activities
Net change in deposits	48,415	33,023	42,649
Net change in federal funds purchased	182	-	(4,296)
Net change in short-term Federal Home Loan Bank advances	(2,000)	10,650	-
Net change in other borrowings	-	-	-
Proceeds from issuance of subordinated debt	3,000	-	4,000
Proceeds from long-term Federal Home Loan Bank advances	-	3,000	-
Proceeds from exercise of common stock warrants	-	-	2,923
Proceeds from exercise of common stock options	339	92	165
Excess tax benefits from share-based payment arrangements in 2006	212	-	-
Purchase of treasury stock	(231)	(186)	-
Net cash from financing activities	49,917	46,579	45,441

Net change in cash and cash equivalents	(289)	(1,968)	2,841

Beginning cash and cash equivalents	4,767	6,735	3,894

Ending cash and cash equivalents	$4,478	$4,767	$6,735

Supplemental cash flow information:
Interest paid	$10,849	$6,487	$3,939
Income taxes paid	2,162	1,131	65

See accompanying notes to financial statements.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation: Jacksonville Bancorp, Inc. is a financial holding company headquartered in Jacksonville, Florida. The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly owned, primary operating subsidiary, The Jacksonville Bank, and the Bank’s wholly owned subsidiary, Fountain Financial, Inc. The consolidated entity is referred to as “the Company,” and the Bank and its subsidiary are referred to as “the Bank.” The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany transactions and balances are eliminated in consolidation.

The Company currently provides financial services through its five offices in Jacksonville, Duval County, Florida. Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ from those estimates. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: the length of time and extent that fair value has been less than cost; the financial condition and near term prospects of the issuer; and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Unsecured consumer loans are typically charged off when the loan becomes 90 days past due. Consumer loans secured by collateral other than real estate are charged off after a review of all factors affecting the ability to collect on the loan, including the borrower’s character, overall financial condition, resources and payment record, the prospects for support from any financially responsible guarantors, and the realizable value of any collateral. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Overdrawn customer checking accounts are reclassified as consumer loans and are evaluated on an individual basis for collectibility. The balances, which totaled $406 and $178 at December 31, 2006 and 2005, respectively, are included in the estimate of allowance for loan losses and are charged off when collectibility is considered doubtful.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key employees. Bank owned life insurance is recorded at its cash surrender value or its realizable value. Changes in cash surrender value are recognized as tax-free noninterest income and are included in other income on the Consolidated Statements of Income.

Stock Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard resulted in a reduction of income before income taxes of $135, a reduction in net income of $135, a decrease in basic and diluted earnings per share of $.08 and $.08, a decrease in cash flow from operations of $212 and an increase in cash flows from financing of $212.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation for the years ending December 31.

	2005	2004

Net income as reported	$2,173	$1,335

Deduct: Share-based compensation expense determined under fair value based method	120	117
Pro forma net income	2,053	1,218

Basic earnings per share as reported	1.27	.86
Pro forma basic earnings per share	1.20	.78

Diluted earnings per share as reported	1.21	.79
Pro forma diluted earnings per share	1.14	.72

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

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Treasury Stock: Treasury stock is carried at cost. Gains and losses on issuances are based on the market price of the underlying common stock at the date of issuance and are determined using the first-in, first-out (FIFO) method. Gains on issuances are credited to additional paid-in capital while losses are charged to additional paid-in capital to the extent that previous net gains from issuances are included therein, otherwise to retained earnings. Gains or losses on the issuances of treasury stock are not credited or charged to income.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These balances do not earn interest.

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

Adoption of New Accounting Standards:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments. See “Stock Compensation” above for further discussion of the effect of adopting this standard.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ending December 31, 2006.

Effect of Newly Issued but Not Yet Effective Accounting Standards:
New accounting standards have been issued that the Company does not expect will have a material effect on the financial statements when adopted in future years or for which the Company has not yet completed its evaluation of the potential effect upon adoption. In general, these standards revise the accounting for derivatives embedded in other financial instruments for 2007, revise the recognition and accounting for servicing of financial assets for 2007, establish a hierarchy about the assumptions used to measure fair value for 2008, change the recognition threshold and measurement guidance for tax positions that contain significant uncertainty in 2007, revise the accrual of post-retirement benefits associated with providing life insurance for 2008, and revise the accounting for cash surrender value for 2007.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
2006
U.S. Treasury and federal agency	$10,280	$19	$(212)
Mortgage-backed	8,829	6	(172)
State and county municipal	6,950	-	(110)

Total	$26,059	$25	$(494)

2005
U.S. Treasury and federal agency	$7,108	$7	$(194)
Mortgage-backed	12,231	16	(243)
State and county municipal	4,872	-	(164)

Total	$24,211	$23	$(601)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value

2006
Other	$50	$-	$-	$50

2005
Other	$50	$-	$-	$50

Sales of available for sale securities were as follows:	2006	2005	2004

Proceeds	$-	$-	$3,800
Gross gains	-	-	43
Gross losses	-	-	(38)

The tax provision related to these net realized gains and losses was $2 in 2004.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 2 - SECURITIES (Continued)

The fair value of debt securities and carrying amount, if different, at year end 2006 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

			Available
	Held-to-maturity		for sale
	Carrying	Fair	Fair
	Amount	Value	Value

Due in one year or less	$-	$-	$-
Due from one to five years	50	50	2,971
Due from five to ten years	-	-	9,264
Due after ten years	-	-	4,995
Mortgage-backed	-	-	8,829
Total	$50	$50	$26,059

There were no securities pledged at year end 2006 and 2005. At year end 2006 and 2005, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at year end 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2006

U.S. Treasury and federal agency	$499	$--	$6,584	$(212)	$7,083	$(212)
Mortgage-backed	433	(1)	7,846	(171)	8,279	(172)
State and county municipal	811	(8)	5,704	(102)	6,515	(110)

Total temporarily impaired	$1,743	$(9)	$20,134	$(485)	$21,877	$(494)
2005

U.S. Treasury and federal agency	$495	$(5)	$6,106	$(189)	$6,601	$(194)
Mortgage-backed	4,226	(82)	6,536	(161)	10,762	(243)
State and county municipal	4,872	(164)	-	-	4,872	(164)

Total temporarily impaired	$9,593	$(251)	$12,642	$(350)	$22,235	$(601)

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

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 2 - SECURITIES (Continued)

The Company views these unrealized losses to be temporary in nature. The driving factor behind the reduction in fair value below cost is the increase in market interest rates, not the credit quality of the debt securities, most of which are rated Aaa or higher and have not been downgraded. The Company’s portfolio value has declined 2.21% from cost which is consistent with normal fluctuations of value due to changes in interest rates. The Company expects that the value of its portfolio will recover over time as the debt securities approach maturity. As management has the ability to hold these securities for the foreseeable future as they are classified as available for sale, no declines are deemed to be other-than-temporary.

NOTE 3 - LOANS
Loans at year end were as follows:

	2006	2005

Commercial	$18,903	$16,681
Real estate:
Residential	62,270	57,985
Commercial	170,762	135,115
Construction	25,479	20,245
Farmland	1,800	900
Consumer	4,693	3,461
Subtotal	283,907	234,387
Less: Net deferred loan fees	(280)	(149)
Allowance for loan losses	(2,621)	(2,207)

Loans, net	$281,006	$232,031

Activity in the allowance for loan losses was as follows:
	2006	2005	2004

Beginning balance	$2,207	$1,843	$1,679
Provision for loan losses	546	481	282
Loans charged off	(140)	(117)	(130)
Recoveries	8	-	12
Ending balance	$2,621	$2,207	$1,843

Impaired loans were as follows:
		2006	2005
Year-end loans with no allocated allowance for loan losses		$378	$-
Year-end loans with allocated allowance for loan losses		194	408

Total		$572	$408

Amount of the allowance for loan losses allocated		$30	$165

	2006	2005	2004

Average of impaired loans during the year	$408	$481	$758
Interest income recognized during impairment	25	24	25
Cash-basis interest income recognized	23	24	25

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 3 - LOANS (Continued)

Nonperforming loans were as follows:

	2006	2005

Loans past due over 90 days still on accrual	$809	$447
Nonaccrual loans	420	319

Nonperforming loans includes both smaller balance homogeneous loans totaling $851 in 2006 and $450 in 2005 that are collectively evaluated for impairment and individually classified impaired loans totaling $378 in 2006 and $316 in 2005.

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2006	2005

Land	$1,075	$1,075
Buildings	1,358	1,358
Furniture, fixtures and equipment	1,771	1,546
Leasehold improvements	1,890	980
Construction in progress	-	96
	6,094	5,055

Less: Accumulated depreciation	(1,478)	(1,234)
	$4,616	$3,821

Depreciation expense, including amortization of leasehold improvements, was $418, $320 and $216 for the years ended December 31, 2006, 2005 and 2004, respectively.

Construction in Progress: Construction in progress at December 31, 2005 represented leasehold improvements and furniture and equipment for the Company’s two newest office facilities that were opened in 2006.

Operating Leases: The Company leases certain office facilities under operating leases that generally contain annual escalation clauses and renewal options. Rent expense was $722, $419 and $257 for 2006, 2005 and 2004, respectively. Rent commitments under noncancelable operating leases, before considering renewal options that generally are present, were as follows:

2007	$640
2008	671
2009	682
2010	693
2011	704
Thereafter	2,423
Total	$5,813

NOTE 5 - DEPOSITS

Time deposits of $100,000 or more were $49,332 and $24,466 at year end 2006 and 2005.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 5 - DEPOSITS (Continued)

Scheduled maturities of time deposits for the next five years were as follows:

2007	$92,916
2008	4,201
2009	1,923
2010	168
2011	--
Thereafter	--

NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES

At year end, advances from FHLB were as follows:

	2006	2005
Overnight advance maturing daily at a
daily variable interest rate of 5.50%
and 4.40% at December 31, 2006
and 2005, respectively	$8,650	$10,650
Advances maturing April 11, 2008 at a
fixed rate of 4.36%	3,000	3,000
	$11,650	$13,650

Each advance is payable at its maturity date, with a prepayment penalty for the fixed rate advance. The advances were collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.

NOTE 7 - SUBORDINATED DEBENTURES

On June 17, 2004, the Company participated in a pooled offering of trust preferred securities. The Company formed Jacksonville Statutory Trust I (the "Trust I"), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust I used the proceeds from the issuance of $4 million in trust preferred securities to acquire junior subordinated debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 263 basis points). The initial rate in effect at the time of issuance was 4.06% and is subject to change quarterly. The rate in effect at December 31, 2006 was 7.99%.

On December 14, 2006, the Company participated in a pooled offering of trust preferred securities. The Company formed Jacksonville Statutory Trust II (the "Trust II"), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust II used the proceeds from the issuance of $3 million in trust preferred securities to acquire junior subordinated debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 173 basis points). The initial rate in effect at the time of issuance and at December 31, 2006 was 7.08% and is subject to change quarterly.

The debt securities and the trust preferred securities under both offerings each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 13).

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 7 - SUBORDINATED DEBENTURES (Continued)

Under FASB Interpretation No. 46, the trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust.

There are no required principal payments on subordinated debentures over the next five years.

NOTE 8 - BENEFIT PLANS

Profit Sharing Plan: The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. The plan allows contributions by employees up to 15% of their compensation, which are matched equal to 100% of the first 6% of the compensation contributed. Expense for 2006, 2005 and 2004 was $129, $113 and $105, respectively.

Directors’ Stock Purchase Plan: Following approval by the shareholders at the 2003 Annual Meeting, the Company established the Directors’ Stock Purchase Plan for nonemployee directors. Under this Plan, directors may elect to receive shares of the Company’s common stock as an alternative to the equivalent amounts of cash for directors’ fees. A total of 100,000 shares of the Company’s common stock were made available for issuance, all of which remained available for issuance at December 31, 2006 and 2005, as all transactions executed to date were open market purchases. The Company’s expense in connection with this plan was $230, $187 and $176 in 2006, 2005 and 2004, respectively, which is included in director fees in the accompanying Consolidated Statements of Income.

NOTE 9 - INCOME TAXES

Income tax expense (benefit) was as follows:

	2006	2005	2004
Current federal	$1,522	$1,228	$330
Current state	261	235	57
Deferred federal	(261)	(188)	358
Deferred state	(45)	(33)	61
Total	$1,477	$1,242	$806

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following:

	2006	2005	2004
Federal statutory rate times financial statement income	$1,360	$1,161	$728
Effect of:
Tax-exempt income	(130)	(70)	(1)
State taxes, net of federal benefit	142	145	78
Other, net	105	6	1
Total	$1,477	$1,242	$806

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2006	2005
Deferred tax assets:

Allowance for loan losses	$844	$605
Net unrealized loss on securities available for sale	177	218
Other	79	43
	1,100	866
Deferred tax liabilities:
Depreciation	314	369
Other	57	33
	371	402
Net deferred tax asset	$729	$464

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 10 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors and their affiliates in 2006 were as follows:

Beginning balance	$8,008
New loans	1,636
Repayments	(2,752)
Ending balance	$6,892

Deposits from principal officers, directors and their affiliates at year end 2006 and 2005 were $7,708 and $6,464, respectively.

NOTE 11 - SHARE-BASED COMPENSATION

On April 25, 2006, the Company’s shareholders approved the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). Under the 2006 Plan, up to 20,000 shares of the Company’s common stock were made available for issuance for awards in the form of incentive stock options, restricted stock, restricted stock units, performance grants or stock appreciation rights. Any award that expires or is forfeited for any reason is returned to the 2006 Plan.

The 2006 Plan is a new plan and does not supersede the Company’s original Stock Option Plan, adopted by the Company’s shareholders on April 26, 2000, which continues to govern awards made under it. Under the Company’s original Stock Option Plan, options to buy stock are granted to directors, officers and employees. Options available to be issued under the original Stock Option Plan are equal to 15% of the total shares outstanding. As of December 31, 2006 and 2005, the original Stock Option Plan provided for the issuance of up to 261,253 and 257,207 options, respectively.

Stock options are granted under both stock option plans with an exercise price equal to or greater than the stock fair market value at the date of grant. All stock options granted have ten-year lives, generally containing vesting terms of three to five years. Certain grants have been made that vest immediately. Common stock issued upon exercise of stock options are newly-issued shares.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2006	2005	2004

Risk-free interest rate	5.03%	3.49%	4.32%
Expected term	7.5 years	8.65 years	8.59 years
Expected stock price volatility	27.22%	23.05%	20.99%
Dividend yield	0.00%	0.00%	0.00%

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 11 - SHARE-BASED COMPENSATION (Continued)

A summary of the activity in the stock option plan for 2006 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value

Outstanding at beginning of year	193,857	$13.94	—	—
Granted	8,000	32.50	—	—
Exercised	(26,972)	12.56	—	—
Forfeited	(8,800)	22.71	—	--
Outstanding at end of year	166,085	$14.59	5.23	$3,074

Exercisable at end of year	122,985	$11.85	4.46	$2,614

Information related to the stock option plan during each year follows:

	2006	2005	2004

Intrinsic value of options exercised	$583	$141	$245
Cash received from option exercises	339	92	165
Tax benefit realized from option exercises	212	53	85
Weighted average fair value of options granted	$14.01	$11.03	$9.05

As of December 31, 2006, there was $360 of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized over a remaining weighted average period of 1.4 years.

The following table reports restricted stock activity during the 12 months ended December 31, 2006:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested shares at January 1, 2006	—	—
Shares granted	2,104	$32.16
Shares vested and distributed	—	—
Shares forfeited	(214)	31.96
Unvested shares at December 31, 2006	1,890	$32.19

As of December 31, 2006, there was $50 of total unrecognized compensation cost related to unvested restricted stock awards granted. The cost is expected to be recognized over a remaining weighted average period of 2.0 years.

NOTE 12 - STOCK WARRANTS

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

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 13 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2006 and 2005, the most recent regulatory notifications categorized the Bank and Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Actual and required capital amounts and ratios are presented below at year end.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total Capital to risk
weighted assets
Consolidated	$33,052	11.48%	$23,043	8.00%	N/A	N/A
Bank	29,594	10.18	23,263	8.00	$29,079	10.00%
Tier 1 (Core) Capital to risk
weighted assets
Consolidated	30,431	10.57	11,521	4.00	N/A	N/A
Bank	26,973	9.28	11,632	4.00	17,447	6.00
Tier 1 (Core) Capital to
average assets
Consolidated	30,431	9.47	12,856	4.00	N/A	N/A
Bank	26,973	8.38	12,872	4.00	16,091	5.00

2005
Total Capital to risk
weighted assets
Consolidated	$26,413	10.97%	$19,258	8.00%	N/A	N/A
Bank	24,505	10.17	19,284	8.00	$24,105	10.00%
Tier 1 (Core) Capital to risk
weighted assets
Consolidated	24,206	10.05	9,629	4.00	N/A	N/A
Bank	22,298	9.25	9,642	4.00	14,463	6.00
Tier 1 (Core) Capital to
average assets
Consolidated	24,206	9.06	10,682	4.00	N/A	N/A
Bank	22,298	8.34	10,698	4.00	13,373	5.00

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 13 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations require maintaining certain capital levels and restrict the payment of dividends by the Bank to the Company or by the Company to shareholders. Specifically, a Florida state-chartered commercial bank may not pay cash dividends that would cause its capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except that no bank may pay a dividend at any time that the total of net income for the current year when combined with retained net income from the preceding two years produces a loss. The future ability of the Bank to pay dividends to the Company also depends in part on the FDIC capital requirements in effect and the Company's ability to comply with such requirements.

NOTE 14 - LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

There are no unused lines of credit or letters of credit offered at a fixed rate. The contractual amount of variable rate financial instruments with off-balance-sheet risk was as follows at year end.

	2006	2005

Loan commitments and unused lines of credit	$31,929	$31,277

Standby letters of credit	847	549

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

Carrying amount and estimated fair values of financial instruments were as follows at year end:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$4,478	$4,478	$4,767	$4,767
Securities available for sale	26,059	26,059	24,211	24,211
Securities held to maturity	50	50	50	50
Loans, net	281,006	278,575	232,031	230,714
Federal Home Loan Bank stock	1,071	1,071	1,062	1,062
Accrued interest receivable	2,107	2,107	1,425	1,425

Financial liabilities
Deposits	282,626	282,568	234,211	231,934
Federal funds purchased	182	182	-	-
FHLB advances	11,650	11,604	13,650	13,650
Subordinated debentures	7,000	7,000	4,000	4,000
Accrued interest payable	257	257	161	161

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits, FHLB stock, accrued interest receivable and payable, demand deposits, short-term debt, subordinated debentures and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits, including FHLB advances, and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is considered nominal.

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Jacksonville Bancorp, Inc. follows:

CONDENSED BALANCE SHEETS
December 31,

	2006	2005
ASSETS
Cash and cash equivalents	$2,605	$1,669
Investment in banking subsidiaries	26,681	21,938
Other assets	992	360

Total assets	$30,278	$23,967

LIABILITIES AND EQUITY
Subordinated debt	$7,000	$4,000
Accrued expenses and other liabilities	140	121
Shareholders’ equity	23,138	19,846

Total liabilities and shareholders’ equity	$30,278	$23,967

CONDENSED STATEMENTS OF INCOME
Years ended December 31,

	2006	2005	2004

Other income	$10	$5	$2
Interest expense	(335)	(246)	(99)
Other expense	(724)	(528)	(508)

Income (loss) before income tax
and undistributed subsidiary income	(1,049)	(769)	(605)
Income tax expense (benefit)	(347)	(282)	(227)
Equity in undistributed subsidiary income	3,225	2,660	1,713

Net income	$2,523	$2,173	$1,335

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31,

	2006	2005	2004
Cash flows from operating activities
Net income	$2,523	$2,173	$1,335
Adjustments:
Equity in undistributed subsidiary income	(3,225)	(2,660)	(1,713)
Amortization	1	2	1
Share-based compensation	381	131	-
Excess tax benefits from share-based payment
arrangements prior to 2006	-	53	85
Change in other assets	(633)	302	(297)
Change in other liabilities	19	21	(65)
Net cash from operating activities	(934)	22	(654)

Cash flows from investing activities
Investments in subsidiaries	(1,450)	(1,700)	(3,500)
Net cash from investing activities	(1,450)	(1,700)	(3,500)

Cash flows from financing activities
Proceeds from issuance of subordinated debt	3,000	-	4,000
Proceeds from exercise of common stock warrants	-	-	2,923
Proceeds from exercise of stock options	339	92	165
Excess tax benefits from share-based payment
arrangements in 2006	212	-	-
Purchase of treasury stock	(231)	(186)	-
Net cash from financing activities	3,320	(94)	7,080

Net change in cash and cash equivalents	936	(1,772)	2,934

Beginning cash and cash equivalents	1,669	3,441	507

Ending cash and cash equivalents	$2,605	$1,669	$3,441

NOTE 17 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2006	2005	2004
Basic
Net income	$2,523	$2,173	$1,335

Weighted average common shares outstanding	1,726,350	1,711,148	1,555,266

Basic earnings per common share	$1.46	$1.27	$.86

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands except per share data)

NOTE 17 - EARNINGS PER SHARE (Continued)

Diluted
Net income	$2,523	$2,173	$1,335

Weighted average common shares
outstanding for basic earnings per
common share	1,726,350	1,711,148	1,555,266
Add: Dilutive effects of assumed
exercises of stock options and warrants	86,540	88,526	142,468

Average shares and dilutive potential
common shares	1,812,890	1,799,674	1,697,734

Diluted earnings per common share	$1.39	$1.21	$.79

Stock options for 47,000 and 34,000 shares of common stock were not considered in computing diluted earnings per common share for 2005 and 2004, respectively, because they were anti-dilutive. No stock options were anti-dilutive for 2006.

NOTE 18 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2006	2005	2004
Unrealized holding gains (losses) on
available for sale securities	$109	$(354)	$(142)
Reclassification adjustment for (gains) losses
realized in income	-	-	(5)
Net unrealized gains (losses)	109	(354)	(147)
Tax effect	(41)	133	56
Other comprehensive income (loss)	$68	$(221)	$(91)

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

		Net Interest
		Income after
	Interest	Provision for	Net	Earnings per Share
	Income	Loan Loss	Income	Basic	Diluted
2006
First Quarter	4,855	2,340	508.30		.28
Second Quarter	5,355	2,673	689.40		.38
Third Quarter	5,782	2,746	677.39		.37
Fourth Quarter	6,025	2,767	649.37		.36

2005
First Quarter	3,356	1,980	367.21		.20
Second Quarter	3,639	1,963	443.26		.25
Third Quarter	4,175	2,301	676.39		.38
Fourth Quarter	4,578	2,494	687.41		.38

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report the Chief Executive and Chief Financial Officers of the Company concluded that the Company’s disclosure controls and procedures were adequate.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the Chief Executive and Chief Financial Officers.

ITEM 9B. OTHER INFORMATION

On December 14, 2006, the Company participated in a pooled offering of trust preferred securities. The Company formed Jacksonville Statutory Trust II (the "Trust II"), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust II used the proceeds from the issuance of $3,000 in trust preferred securities to acquire junior subordinated debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 173 basis points). The initial rate in effect at the time of issuance and at December 31, 2006 was 7.08% and is subject to change quarterly.

The debt securities and the trust preferred securities each have 30-year lives. The trust preferred securities and the debt securities are callable by the Company or the Trust, at their respective option after five years, and at varying premiums and sooner in specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 13).

Under FASB Interpretation No. 46, the trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The information regarding our directors and executive officers contained under the captions “Proposal 1: Election of Directors,” “Board of Directors, Governance and Committees” “Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

We have adopted a code of ethics which is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The full text of our code of ethics is available on our website (www.jaxbank.com).

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation,” “Director Compensation” and “Organization and Compensation Committee Interlocks and Insider Participation” in our Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the captions “Security Ownership of Directors and Officers and Certain Beneficial Owners” and “Equity Compensation Plans Information” in our Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference. This matter is further discussed in ITEM 5.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the captions “Certain Relationships and Related Transactions” and “Board of Directors, Governance and Committees” in our Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference. Please also refer to the Proxy Statement for information regarding director independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption “Principal Accountant Fees and Services” in our Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS

Exhibit No.	Description of Exhibit

3.1
Articles of Incorporation of Registrant (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

3.2
Bylaws of Registrant as Amended and Restated as of June 5, 2002 (incorporated by reference to Exhibit 3.2 of the Company’s Quarterly Report on Form 10-QSB for period ending June 30, 2002 filed on August 14, 2002, File No. 000-30248).

3.3
Amendment to Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-QSB for the period ending June 30, 2005 filed on August 10, 2005, File No. 000-30248).

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

10.3	Amendment No. 1 to Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on August 28, 2003, Registration No. 333-108331).

10.4	Jacksonville Bancorp, Inc., Directors’ Stock Purchase Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement filed on April 10, 2003, File No. 000-30248).

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

10.8	2006 Stock Incentive Plan (incorporated by reference to Appendix A of the Company’s Proxy Statement filed on April 26, 2006, File No. 000-30248).

21	Subsidiaries of the Registrant.*

23.1	Consent of Crowe Chizek and Company LLC, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Sections 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Date: March 27, 2007	By:
Gilbert J. Pomar, III President and Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2007	By:
Valerie A. Kendall Executive Vice President and Chief Financial Officer (Principal Financial Officer & Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date

_____________________________	Director	March 27, 2007
D. Michael Carter, CPA

_____________________________	Director	March 27, 2007
Melvin Gottlieb

_____________________________	Director	March 27, 2007
James M. Healey

_____________________________	Director	March 27, 2007
John C. Kowkabany

_____________________________	Director	March 27, 2007
R. C. Mills

_____________________________	Director	March 27, 2007
Gilbert J. Pomar, III

_____________________________	Chairman of the Board	March 27, 2007
Donald E. Roller	of Directors

_____________________________	Director	March 27, 2007
John W. Rose

_____________________________	Director	March 27, 2007
John R. Schultz

_____________________________	Director	March 27, 2007
Price W. Schwenck

_____________________________	Director	March 27, 2007
Charles F. Spencer

_____________________________	Director	March 27, 2007
Bennett A. Tavar

_____________________________	Director	March 27, 2007
Gary L. Winfield, MD