Form 10-Q
period 2007-03-31
JACKSONVILLE BANCORP INC /FL/
filed 2007-05-14
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
(Registrant’s telephone number)

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

Large Accelerated Filer ☐        Accelerated Filer ☐        Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act).

Yes ☐  No ☒

As of May 4, 2007, the latest practicable date, 1,743,338 of the Registrant’s common shares, $.01 par value, were issued and outstanding.

JACKSONVILLE BANCORP, INC.

2.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$5,907	$4,373
Federal funds sold	105	105
Total cash and cash equivalents	6,012	4,478
Securities available for sale	26,508	26,059
Securities held to maturity	50	50
Loans, net of allowance for loan losses
of $2,856 at 2007 and $2,621 at 2006	300,518	281,006
Premises and equipment, net	4,544	4,616
Bank-owned life insurance (BOLI)	4,880	4,837
Federal Home Loan Bank (FHLB) stock	1,389	1,071
Accrued interest receivable	1,889	2,107
Other assets	1,297	1,351

Total assets	$347,087	$325,575

LIABILITIES
Deposits
Noninterest bearing	$34,791	$32,967
Money market, NOW and savings deposits	158,613	150,451
Time deposits	103,220	99,208
Total deposits	296,624	282,626
FHLB advances	17,850	11,650
Subordinated debt	7,000	7,000
Accrued expenses and other liabilities	1,841	1,161
Total liabilities	323,315	302,437

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 8,000,000 shares authorized,
1,743,338 and 1,743,338 shares issued	17	17
Additional paid-in capital	18,271	18,230
Retained earnings	5,782	5,241
Treasury stock, 1,137 and 1,650 shares	(38)	(57)
Accumulated other comprehensive loss	(260)	(293)
Total shareholders’ equity	23,772	23,138

Total liabilities and shareholders’ equity	$347,087	$325,575

See accompanying notes to financial statements.

3.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Interest and dividend income
Loans, including fees	$5,727	$4,492
Securities	300	265
Other	16	98
Total interest income	6,043	4,855

Interest expense
Deposits	2,704	2,213
FHLB advances	268	75
Subordinated debt	135	74
Other	4	1
Total interest expense	3,111	2,363

Net interest income	2,932	2,492
Provision for loan losses	247	152

Net interest income after provision for loan losses	2,685	2,340

Noninterest income
Service charges on deposit accounts	151	116
Other income	141	98
Total noninterest income	292	214

Noninterest expense
Salaries and employee benefits	1,037	883
Occupancy and equipment	446	352
Other	623	516
Total noninterest expense	2,106	1,751

Income before income taxes	871	803
Income tax expense	328	295
Net income	$543	$508

Weighted average:
Common shares	1,742,914	1,718,435
Dilutive stock options and warrants	79,612	86,539
Dilutive shares	1,822,526	1,804,974

Basic earnings per common share	$.31	$.30
Diluted earnings per common share	$.30	$.28

See accompanying notes to financial statements.

4.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional		Treasury	Accumulated Other
	Outstanding		Paid-In	Retained	Stock	Comprehensive
	Shares	Amount	Capital	Earnings	Amount	Income (Loss)	Total

Balance at January 1, 2006	1,714,716	$17	$17,526	$2,718	$(54)	$(361)	$19,846

Comprehensive income:
Net income				508			508
Change in unrealized gain (loss)
on securities available for
sale, net of tax effects						(78)	(78)
Total comprehensive income							430
Purchase of treasury stock	(1,800)				(58)		(58)
Issuance of treasury stock	1,650		2		54		56
Compensation expense			31				31
Exercise of common stock options,
including tax benefits	5,286	1	94				95

Balance at March 31, 2006	1,719,852	$18	$17,653	$3,226	$(58)	$(439)	$20,400

Balance at January 1, 2007	1,741,688	$17	$18,230	$5,241	$(57)	$(293)	$23,138

Comprehensive income:
Net income				543			543
Change in unrealized gain (loss)
on securities available for
sale, net of tax effects						33	33
Total comprehensive income							576
Purchase of treasury stock	(1,137)				(38)		(38)
Issuance of treasury stock	1,650		(2)	(2)	57		53
Compensation expense			43				43

Balance at March 31, 2007	1,742,201	$17	$18,271	$5,782	$(38)	$(260)	$23,772

See accompanying notes to financial statements.

5.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income	$543	$508
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	142	120
Net amortization of deferred loan fees	(50)	(44)
Provision for loan losses	247	152
Premium amortization, net of accretion	6	12
Earnings on Bank Owned Life Insurance	(43)	(52)
Share-based compensation	96	87
Net change in accrued interest receivable and other assets	372	11
Net change in accrued expenses and other liabilities	9	(615)
Net cash from operating activities	1,322	179

Cash flows from investing activities
Purchases of securities available for sale	(1,018)	(3,949)
Proceeds from maturities of securities available for sale	616	794
Loan (originations) payments, net	(19,709)	(13,771)
Additions to premises and equipment, net	(45)	(347)
Net change in Federal Home Loan Bank stock	(318)	381
Net cash from investing activities	(20,474)	(16,892)

Cash flows from financing activities
Net change in deposits	13,998	41,739
Net change in short-term FHLB advances	200	(10,650)
Net change in Fed funds purchased	526	--
Proceeds from long-term FHLB advances	6,000	--
Proceeds from exercise of stock options	--	54
Excess tax benefits from stock-based payment arrangements	--	41
Purchase of treasury stock	(38)	(58)
Net cash from financing activities	20,686	31,126

Net change in cash and cash equivalents	1,534	14,413
Cash and cash equivalents at beginning of period	4,478	4,767

Cash and cash equivalents at end of period	$6,012	$19,180

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$3,038	$2,374
Income taxes	--	655

See accompanying notes to financial statements.

6.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION
Jacksonville Bancorp, Inc. is a bank holding company headquartered in Jacksonville, Florida. Jacksonville Bancorp, Inc. owns and operates The Jacksonville Bank, which has a total of five operating branches in Jacksonville, Florida.

The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly owned subsidiary, The Jacksonville Bank, and the Bank’s wholly owned subsidiary, Fountain Financial, Inc. The consolidated entity is referred to as the “Company” and the Bank and its subsidiary is collectively referred to as the “Bank.” The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

The consolidated financial information included herein as of and for the periods ended March 31, 2007 and 2006 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2006 consolidated balance sheet was derived from the Company's December 31, 2006 audited consolidated financial statements.

Adoption of New Accounting Standards

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no affect on the Company’s financial statements. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and a combined unitary return in the state of Florida. These returns are subject to examination by taxing authorities for all years after 2002.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this issue on January 1, 2007 did not have a material impact on the financial statements of the Company.

7.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 2 - CAPITAL ADEQUACY
Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at March 31, 2007 and December 31, 2006:

	Adequately
	Capitalized	March 31, 2007	December 31, 2006
	Requirement	Actual	Actual
Tier 1 Capital (to Average Assets)
Consolidated	>4%	9.40%	9.47%
Bank	>4%	8.75%	8.38%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	>4%	10.13%	10.57%
Bank	>4%	9.38%	9.28%

Total Capital (to Risk Weighted Assets)
Consolidated	>8%	11.06%	11.47%
Bank	>8%	10.31%	10.18%

In addition, under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. Management believes, as of March 31, 2007, that the Company and the Bank met all capital requirements to which they are subject. The Company has included in Tier 1 Capital and Total Capital the trust preferred securities that were issued in June 2004 and December 2006.

NOTE 3 - FHLB ADVANCES
FHLB advances at March 31, 2007 consisted of a $3,000 and a $6,000 fixed rate advance and a $8,850 overnight advance. The interest rate on the overnight advance was 5.66% at March 31, 2007. The interest rate on the $3,000 fixed rate advance, which matures April 11, 2008, is 4.36%. The interest rate on the $6,000 advance is 5.26% and matures January 11, 2008. The advances are collateralized by a blanket lien on the Company’s residential and commercial real estate loan portfolio. The Company had $11,650 in advances outstanding at December 31, 2006, which consisted of the $3,000 fixed rate advance discussed above and $8,650 in overnight advances.

8.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

Jacksonville Bancorp, Inc. (“Bancorp”) was incorporated on October 24, 1997 and was organized to conduct the operations of The Jacksonville Bank (the “Bank”), collectively (the “Company”). The Bank is a Florida state-chartered commercial bank that opened for business on May 28, 1999, and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals in the greater Jacksonville area of Northeast Florida. During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary. The primary business activities of Fountain Financial, Inc. consist of referral of our customers to third parties for the sale of insurance products.

Forward Looking Statements

“Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” contain various forward-looking statements with respect to financial performance and business matters. Such statements are generally contained in sentences including the words or phrases “will likely result,” “are expected to,” “is anticipated,” or “estimate,” “project” or “believe.” The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including changes in local economic conditions, changes in regulatory requirements, fluctuations in interest rates, demand for products, and competition, and, therefore, actual results could differ materially from those contemplated by the forward-looking statements. In addition, the Company assumes no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

Business Strategy

Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. We also invest in securities backed by the United States Government, and agencies thereof, as well as municipal tax-exempt bonds. Our profitability depends primarily on our net interest income, which is the difference between the income we receive from our loan and securities investment portfolios and our costs incurred on our deposits, FHLB advances, and other sources of funding. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income is generated as the relative amounts of interest-earning assets grow in relation to the relative amounts of interest-bearing liabilities. In addition, the level of noninterest income earned and noninterest expenses incurred also affects profitability. Included in noninterest income are service charges earned on deposit accounts, increases in cash surrender value of Bank Owned Life Insurance (“BOLI”) and mortgage origination fees. Included in noninterest expense are costs incurred for salaries and employee benefits, occupancy and equipment expenses, marketing and advertising expenses, federal deposit insurance premiums and legal and professional fees.

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on interest-earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses and maintaining strong asset quality. We have initiated programs to expand our scope of services and achieve these goals. The Bank has adopted a philosophy of seeking out and retaining the best available personnel for positions of responsibility which we believe will provide us with a competitive edge in the local banking industry. The Bank opened its fourth and fifth locations in 2006 in key areas of Jacksonville, which provide additional visibility and access to businesses and individuals and will likely result in additional loan and deposit growth.

9.

Our operations are influenced by the local economic conditions and by policies of financial institution regulatory authorities. Fluctuations in interest rates, due to factors such as competing financial institutions as well as the Federal Reserve, impact interest-earnings assets and our cost of funds and, thus, our net interest margin. In addition, the local economy and real estate market of Northeast Florida and the demand for our products and loans impacts our margin. The local economy and viability of local businesses can also impact the ability of our customers to make payments on loans, thus impacting our loan portfolio. The Company evaluates these factors when valuing its allowance for loan losses and believes that the local economy and real estate market are stable. In addition, the Company believes its underwriting procedures are relatively conservative and, as a result, the Company should not be any more affected than the overall market in the event of economic downturn.

As stated above, fluctuations in interest rates impact our yield on interest-earning assets and our cost of funds, and thus our net interest margin. After 17 interest rate increases beginning in June 2004 and ending in June 2006, the Federal Reserve has left the fed funds rate unchanged at 5.25%. The recent flattening of rates has resulted in a stabilization in our yield on earning assets while increasing our cost of funds due to increasing interest rates paid on deposits, as well as rates charged on FHLB advances and other borrowings.

Introduction

In the following pages, management presents an analysis of the financial condition of Jacksonville Bancorp, Inc. as of March 31, 2007 compared to December 31, 2006, and the results of operations for the three months ended March 31, 2007 compared with the same period in 2006. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets increased $21.5 million, or 7%, from $325.6 million at December 31, 2006 to $347.1 million at March 31, 2007. During the three months ended March 31, 2007, the Company experienced net loan growth of $19.5 million, or 7%. The increase in net loans was driven by increases in commercial real estate loans of $17.5 million, or 9%, and residential real estate loans of $3.7 million, or 6%. The Company funded the increase in earning assets through an increase in deposits of $14.0 million and an increase in Federal Home Loan Bank advances of $6.2 million.

Total deposits increased $14.0 million, or 5%, from $282.6 million at December 31, 2006 to $296.6 million at March 31, 2007. During the three months ended March 31, 2007, noninterest bearing deposits increased $1.8 million to $34.8 million. Money market, NOW and savings deposits increased $8.2 million to $158.6 million.

Investment securities available for sale increased $449,000 to $26.5 million at March 31, 2007. During the three months ended March 31, 2007, we purchased $1.0 million of securities and received $616,000 in proceeds from maturities and principal repayments. The $1.0 million bond purchased during the period was a FNMA mortgage-backed security which qualified for CRA (Community Reinvestment Act) credit.

10.

Total shareholders' equity increased by $634,000, or 3%, from $23.1 million at December 31, 2006 to $23.8 million at March 31, 2007. The increase is mainly attributable to net income of $543,000. At March 31, 2007, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 1,743,338 shares were issued and 1,742,201 shares were outstanding. In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at March 31, 2007.

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

Net Income

Net income increased $35,000, or 6.9%, from $508,000 for the three months ended March 31, 2006 to $543,000 for the three months ended March 31, 2007. Diluted earnings per share increased $.02 from $.28 for the three months ended March 31, 2006 to $.30 for the three months ended March 31, 2007. This increase in net income and diluted earnings per share was due to an increase in net interest income and noninterest income, offset by an increase in noninterest expenses and income tax expense. Net interest income increased as a result of an increase in interest-earning assets. The increase in noninterest income was primarily due to an increase in deposit service charges and mortgage fees. Mortgage fees increased as a result of the implementation of a mortgage initiative during 2006. Salaries and employee benefits, which accounted for the largest portion of the increase in noninterest expenses, increased primarily due to the costs associated with the opening of two additional branches during 2006. The increase in income tax expense was directly related to the increase in net income.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, increased $440,000, or 18% from $2.5 million for the three months ended March 31, 2006 to $2.9 million for the three months ended March 31, 2007. This increase resulted from an increase in interest income of $1.2 million, offset by an increase in interest expense of $748,000. The average net interest margin increased seven basis points from 3.69% for the three months ended March 31, 2006 to 3.76% for the three months ended March 31, 2007. Refer to the table and discussion on the following pages for a detailed analysis of the increase in net interest income.

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and shareholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

11.

	Three Months Ended March 31,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$287,103	$5,727	8.09%	$239,565	$4,492	7.60%
Securities (2)	26,671	300	4.56	25,063	265	4.29
Other interest-earning assets (3)	2,187	16	2.97	9,399	98	4.23
Total interest-earning assets	315,961	6,043	7.76	274,027	4,855	7.19
Noninterest-earning assets (4)	14,053			13,182

Total assets	$330,014			$287,209

Interest-bearing liabilities:
Savings and NOW deposits	$17,177	$82	1.94	$18,082	$82	1.84
Money market deposits	133,911	1,434	4.34	131,497	1,434	4.42
Time deposits	93,234	1,188	5.17	68,304	697	4.14
FHLB advances	20,343	268	5.34	6,778	75	4.49
Subordinated debt	7,000	135	7.82	4,000	74	7.50
Other interest-bearing liabilities (5)	317	4	5.10	91	1	4.46
Total interest-bearing liabilities	271,982	3,111	4.64	228,752	2,363	4.19
Noninterest-bearing liabilities	34,667			38,368
Shareholders' equity	23,365			20,089
Total liabilities and
shareholders' equity	$330,014			$287,209

Net interest income		$2,932			$2,492

Interest rate spread (6)			3.12%			3.00%
Net interest margin (7)			3.76%			3.69%

____________________________________________________
(1)	Includes nonaccrual loans.
(2)	Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.
(3)	Includes federal funds sold.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes federal funds purchased.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.

12.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Three Months Ended March 31,
	2007 Versus 2006 (1)
	Increase (decrease) due to changes in:
			Net
	Volume	Rate	Change
	(Dollars in thousands)
Interest income:
Loans	$934	$301	$1,235
Securities	18	17	35
Other interest-earning assets	(59)	(23)	(82)
Total interest income	893	295	1,188

Interest expense:
Savings and NOW deposits	(10)	10	--
Money market deposits	26	(27)	(1)
Time deposits	293	199	492
FHLB advances	176	17	193
Subordinated debt	58	3	61
Other interest-bearing liabilities	3	--	3
Total interest expense	546	202	748

Increase in net interest income	$347	$93	$440

_______________________________
(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Volume Variance. When comparing the first three months of 2007 to the same period last year, the Company experienced substantial growth in its loan portfolio, with the most significant impact occurring in commercial real estate. The Company also experienced growth in deposit products, with the largest increase occurring in time deposit accounts.

Although deposit growth contributed to the positive volume variance shown in the table above, recent increases in short-term interest rates, coupled with local market competition, has put pressure on the Bank’s ability to continue to grow these balances at rates historically experienced. Additionally, the Company utilized overnight Federal Home Loan Bank advances, which further supported the funding of interest-earning assets. The aggregate positive impact of the loan and core deposit growth largely comprised the positive volume variance of $347,000.

Rate Variance. The increase in short-term interest rates, which drove an increase in the Bank’s prime lending rate, contributed to the positive rate variance. In addition, the Bank’s earnings also increased to the extent that it was able to reinvest cash flows from short-term securities in higher yielding securities of similar duration.

13.

The increase in short-term interest rates also drove the increase in the Bank’s cost of deposits and borrowings. The variance shown in the preceding table was primarily caused by the amount of deposits and borrowings that were impacted by the change in short-term interest rates being less than the amount of interest earning assets impacted. The average rate earned by the Company on interest-earning assets increased by 57 basis points to 7.76% for the three months ended March 31, 2007, whereas, the average rate paid by the Company on interest-bearing liabilities increased 45 basis points to 4.64% for the same period, driving the $93,000 positive rate variance.

Net Interest Margin. Net interest margin increased by seven basis points from 3.69% to 3.76% when comparing the first three months of 2007 to the same period last year. This increase is mainly the result of an increase in interest-earning assets, and the positive impact from the increase in short-term interest rates. The Company closely monitors its cost of funds and has taken action to reduce such costs. Furthermore, variable rates adjust to increasing rates, and proceeds from maturity, amortization and prepayment of loans and securities continue to be invested at higher rates, mitigating the rising costs of core funding. Additionally, management is currently implementing various strategies to impact the rising cost of funding.

Critical Accounting Policies

A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and requires management’s most difficult, subjective or complex judgments. The circumstances that make these judgments difficult, subjective or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, the Company’s primary critical accounting policy is the establishment and maintenance of an allowance for loan losses.

The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb inherent losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans. The evaluations take into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers’ ability to pay. The level of allowance for loan loss is also impacted by increases and decreases in loans outstanding because either more or less allowance is required as the amount of the Company’s credit exposure changes. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of provision for loan loss, and related allowance can, and will, fluctuate.

Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses is included in the 2006 Annual Report on Form 10-K.

Asset Quality

The Company has identified certain assets as nonperforming. These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and foreclosed real estate. Loans are placed on nonaccrual status when management has concerns regarding its ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due. These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. Loans are impaired when it is considered probable that management will not collect the outstanding loan principal and interest amounts or realize the full carrying value of the loan. The Company’s nonperforming assets at March 31, 2007 and December 31, 2006 are as follows:

14.

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)

Nonaccruing loans	$459	$420
Loans past due over 90 days still on accrual	--	809
Total nonperforming loans	459	1,229
Foreclosed assets, net	--	--
Total nonperforming assets	$459	$1,229

Allowance for loan losses	$2,856	$2,621

Nonperforming loans and foreclosed assets as a percent of total assets	.13%	.38%
Nonperforming loans as a percent of gross loans	.15%	.43%
Allowance for loan losses as a percent of nonperforming loans	622.22%	213.26%

Allowance and Provision for Loan Losses

The allowance for loan losses grew by $235,000 during the first three months of 2007, amounting to $2.8 million at March 31, 2007, as compared to $2.6 million at December 31, 2006. The allowance represented approximately .94% and .92% of total loans at both dates, respectively. During the first three months of 2007, the Company had no charge-offs or recoveries and recorded a $247,000 provision for loan losses compared to charge-offs of $4,700, no recoveries and a provision for loan losses of $152,000 for the first three months of 2006. The larger provision for loan losses in 2007 resulted primarily from continued loan growth and management’s assessment of local and national economic conditions.

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

15.

Based on the results of the analysis performed by management at March 31, 2007, the allowance for loan loss is considered to be adequate to absorb estimated loan losses in the portfolio as of that date. As more fully discussed in the “Application of Critical Accounting Policies” section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

The amount of future charge-offs and provisions for loan losses could be affected by, among other things, economic conditions in Jacksonville, Florida, and the surrounding communities. Such conditions could affect the financial strength of the Company’s borrowers and do affect the value of real estate collateral securing the Company’s mortgage loans. Loans secured by real estate represent approximately 93% of the Company’s total loans outstanding at March 31, 2007. In recent years, economic conditions in Jacksonville and the surrounding communities have been strong and real estate values have appreciated in a healthy manner. Presently, economic conditions remain healthy in this market and real estate values appear to have stabilized. Conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Company’s borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Company’s underwriting policies are relatively conservative and, as a result, the Company should not be any more affected than the overall market.

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

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $292,000 for the three months ended March 31, 2007, compared to $214,000 for the 2006 period. The increase in total noninterest income was primarily due to the increase in mortgage origination fees and service charges on deposit accounts.

Noninterest expense increased to $2.1 million for the three months ended March 31, 2007, from $1.8 million for the three months ended March 31, 2006. Salaries and employee benefits and occupancy and equipment accounted for the majority of noninterest expense, increasing $248,000 over the same period of 2006. This increase is a result of the absorption of additional staffing, rent and equipment expense related to the Company’s two newest locations. The Company opened its fourth location in February 2006 and its fifth location in June 2006.

Income taxes for the three months ended March 31, 2007 were $328,000 (an effective rate of 37.66%) compared to income taxes of $295,000 for the three months ended March 31, 2006 (an effective tax rate of 36.74%). Income tax expense increased due to the increase in net income.

16.

Capital

The Company’s capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well capitalized, adequately capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Company’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 11.06%, 10.13% and 9.40%, respectively, at March 31, 2007.

Cash Flows and Liquidity

Cash Flows. The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances and federal funds purchased. The Company uses cash from these and other sources to fund loan growth. Any remaining cash is used primarily to reduce borrowings and to purchase investment securities. During the first three months of 2007, the Company’s cash and cash equivalent position increased by $1.5 million. The increase in cash mainly resulted from an increase in deposit accounts of approximately $14.0 million from $282.6 million at December 31, 2006 to $296.6 million at March 31, 2007, as well as FHLB advances of $6.2 million, offset by net loan originations of $19.7 million.

Liquidity. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold. At March 31, 2007 the Company had $26.6 million in federal funds sold and available-for-sale securities not subject to pledge agreements.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both core deposits from businesses and consumers in its local and national market. The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the Federal Home Loan Bank and other commercial banks. These lines in the aggregate amount of approximately $81.5 million do not represent legal commitments to extend credit on the part of the other banks.

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

17.

On February 15, 2007, FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This new standard permits entities to measure many financial instruments at fair value. The provisions of Statement 159 provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007; however, the early adoption must occur within 120 days of the start of the fiscal year and before any quarterly financial statements are issued. An entity electing to adopt Statement 159 early must also elect to apply the provisions of Statement 157 (discussed above). The Company has not elected to early adopt this statement and has not yet determined the effect of adopting this statement.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. Management does not expect the adoption of EITF 06-4 to have a material impact on the financial statements.

Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements. The Corporation has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Corporation’s overall level of these financial obligations since December 31, 2006 and that any changes in the Corporation’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in Management’s Discussion and Analysis in the Corporation’s Annual Report on Form 10-K and is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that a financial institution will be adversely impacted by unfavorable changes in market prices. These unfavorable changes could result in a reduction in net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities.

Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest rate risk management is to control this risk within limits approved by the Board and narrower guidelines approved by ALCO. These limits and guidelines reflect the Bank’s tolerance for interest rate risk. The Bank attempts to control interest rate risk by identifying and quantifying exposures. The Bank quantifies its interest rate risk exposures using sophisticated simulation and valuation models as well as simpler gap analyses performed by a third-party vendor specializing in this activity.

The Bank’s internal policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should change by less than 15%. The most current simulation projects the Bank’s net interest income to be within the parameters of its internal policy and has not changed significantly from our December 31, 2006 disclosures in Form 10-K . Such simulation involves numerous assumptions and estimates, which are inherently subjective and are subject to substantial business and economic uncertainties. Accordingly, the actual effects of an interest rate shift under actual future conditions may be expected to vary significantly from those derived from the simulation to the extent that the assumptions used in the simulation differ from actual conditions.

18.

Item 4T. Controls and Procedures

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

b.
Changes in internal controls. The Company made no significant changes in its internal control over financial reporting during its most recent quarter that has materially affected the Company’s internal control over financial reporting.

19.

PART II - OTHER INFORMATION

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

On September 13, 2006, The Jacksonville Bank was served with a Summons and a copy of a Complaint filed by Harrell & Harrell, P.A. in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida. The Complaint states that the Bank “cashed or otherwise converted instruments of Harrell & Harrell, P.A. for the benefit of parties who were not entitled to enforce the instruments or receive payment.” The “parties” referred to are Daniel J. Glary and Jonathan B. Israel, local attorneys who are indebted to The Jacksonville Bank. The action calls for damages that exceed the sum of $15,000, exclusive of costs, interest and attorneys’ fees. Mediations did not result in any agreement; therefore, the lawsuit was dismissed on February 6, 2007. Harrell & Harrell re-filed the lawsuit and the Bank’s counsel has filed motions to have the suit dismissed again.

On January 17, 2007, a Counterclaim to the aforementioned suit was filed by Daniel J. Glary versus Jonathan B. Israel, Angela C. McDonald, Scott M. Hall and The Jacksonville Bank asserting that Scott Hall and the Bank facilitated the wrongful taking of funds that belonged to others by Israel and McDonald. The suit against the Bank and Hall was dismissed; however, Glary has the right to re-file a modified suit until on or about May 20, 2007.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

20.

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

21.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2007	/s/ Gilbert J. Pomar, III
Gilbert J. Pomar, III
President and Chief Executive Officer

Date: May 14, 2007	/s/ Valerie A. Kendall
Valerie A. Kendall
Executive Vice President
and Chief Financial Officer

22.