Form 10-Q
period 2007-06-30
JACKSONVILLE BANCORP INC /FL/
filed 2007-08-13
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes    ☐    No    ☒
As of August 10, 2007, the latest practicable date, 1,743,338 of the Registrant’s common shares, $.01 par value, were issued and outstanding.

JACKSONVILLE BANCORP, INC.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and due from banks	$4,260	$4,373
Federal funds sold	2,569	105
Total cash and cash equivalents	6,829	4,478
Securities available for sale	26,586	26,059
Securities held to maturity	50	50
Loans, net of allowance for loan losses of $3,048 at 2007 and $2,621 at 2006	319,525	281,006
Premises and equipment, net	4,458	4,616
Bank-owned life insurance (BOLI)	4,924	4,837
Federal Home Loan Bank (FHLB) stock	2,226	1,071
Accrued interest receivable	2,115	2,107
Other assets	1,419	1,351

Total assets	$368,132	$325,575

LIABILITIES
Deposits
Noninterest bearing	$35,567	$32,967
Money market, NOW and savings deposits	138,181	150,451
Time deposits	127,469	99,208
Total deposits	301,217	282,626
FHLB advances	34,650	11,650
Subordinated debt	7,000	7,000
Accrued expenses and other liabilities	990	1,161
Total liabilities	343,857	302,437

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 8,000,000 shares authorized, 1,743,338 and 1,743,338 shares issued	17	17
Additional paid-in capital	18,320	18,230
Retained earnings	6,476	5,241
Treasury stock, 1,670 and 1,650 shares	(51)	(57)
Accumulated other comprehensive loss	(487)	(293)
Total shareholders’ equity	24,275	23,138

Total liabilities and shareholders’ equity	$368,132	$325,575

See accompanying notes to financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$6,259	$5,011	$11,986	$9,503
Securities	340	309	640	574
Other	13	35	29	133
Total interest income	6,612	5,355	12,655	10,210

Interest expense
Deposits	$3,120	$2,265	$5,824	$4,478
FHLB advances	360	217	628	292
Subordinated debt	139	79	274	153
Other	4	4	8	6
Total interest expense	3,623	2,565	6,734	4,929

Net interest income	2,989	2,790	5,921	5,281
Provision for loan losses	201	117	448	268

Net interest income after provision for loan losses	2,788	2,673	5,473	5,013

Noninterest income
Service charges on deposit accounts	150	140	301	256
Other income	135	133	276	231
Total noninterest income	285	273	577	487

Noninterest expense
Salaries and employee benefits	1,038	909	2,075	1,793
Occupancy and equipment	460	385	906	737
Other	452	580	1,075	1,095
Total noninterest expense	1,950	1,874	4,056	3,625

Income before income taxes	1,123	1,072	1,994	1,875
Income tax expense	429	383	757	678
Net income	$694	$689	$1,237	$1,197

Weighted average:
Common shares	1,742,673	1,721,889	1,742,793	1,720,171
Dilutive stock options and warrants	77,146	82,693	78,362	84,169
Dilutive shares	1,819,819	1,804,582	1,821,155	1,804,340

Basic earnings per common share	$.40	$.40	$.71	$.70
Diluted earnings per common share	$.38	$.38	$.68	$.66

See accompanying notes to financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional			Accumulated Other
	Outstanding		Paid-In	Retained	Treasury Stock	Comprehensive
	Shares	Amount	Capital	Earnings	Amount	Income (Loss)	Total

Balance at January 1, 2006	1,714,716	$17	$17,526	$2,718	$(54)	$(361)	$19,846

Comprehensive income:
Net income				1,197			1,197
Change in unrealized gain (loss) on securities available for sale, net of tax effects						(325)	(325)
Total comprehensive income							872

Purchase of treasury stock	(3,600)				(112)		(112)
Issuance of treasury stock	3,450		3		112		115

Compensation expense			65				65
Exercise of common stock options, including tax benefits	7,286	1	130				131

Balance at June 30, 2006	1,721,852	$18	$17,724	$3,915	$(54)	$(686)	$20,917

Balance at January 1, 2007	1,741,688	$17	$18,230	$5,241	$(57)	$(293)	$23,138

Comprehensive income:
Net income				1,237			1,237
Change in unrealized gain (loss) on securities available for sale, net of tax effects						(194)	(194)
Total comprehensive income							1,043

Purchase of treasury stock	(3,320)				(108)		(108)

Issuance of treasury stock	3,300			(2)	114		112

Compensation expense		—	90				90
Balance at June 30, 2007	1,741,668	$17	$18,320	$6,476	$(51)	$(487)	$24,275

See accompanying notes to financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities
Net income	$1,237	$1,197
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	278	245
Net amortization of deferred loan fees	74	(76)
Provision for loan losses	448	268
Premium amortization, net of accretion	11	23
Earnings on Bank Owned Life Insurance	(87)	(106)
Share-based compensation	202	180
Loss on disposal of assets	—	9
Net change in accrued interest receivable and other assets	21	(436)
Net change in accrued expenses and other liabilities	(7)	(779)
Net cash from operating activities	2,177	525

Cash flows from investing activities
Purchases of securities available for sale	(2,620)	(3,949)
Proceeds from maturities of securities available for sale	1,770	1,805
Loan (originations) payments, net	(39,041)	(24,191)
Additions to premises and equipment, net	(81)	(1,054)
Net change in Federal Home Loan Bank stock	(1,155)	(776)
Net cash from investing activities	(41,127)	(28,165)

Cash flows from financing activities
Net change in deposits	18,591	21,599
Net change in overnight FHLB advances	7,000	15,050
Net change in Fed funds purchased	(182)	—
Proceeds from fixed rate FHLB advances	16,000	—
Proceeds from exercise of stock options	—	73
Excess tax benefits from stock-based payment arrangements	—	58
Purchase of treasury stock	(108)	(112)
Net cash from financing activities	41,301	36,668

Net change in cash and cash equivalents	2,351	9,028
Cash and cash equivalents at beginning of period	4,478	4,767

Cash and cash equivalents at end of period	$6,829	$13,795

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$6,545	$4,858
Income taxes	645	1,340

See accompanying notes to financial statements.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION
Jacksonville Bancorp, Inc. is a bank holding company headquartered in Jacksonville, Florida. Jacksonville Bancorp, Inc. owns and operates The Jacksonville Bank, which has a total of five operating branches in Jacksonville, Florida.

The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly owned subsidiary, The Jacksonville Bank, and The Jacksonville Bank’s wholly owned subsidiary, Fountain Financial, Inc. The consolidated entity is referred to as the “Company” and The Jacksonville Bank and its subsidiary are collectively referred to as the “Bank.” The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

The consolidated financial information included herein as of and for the periods ended June 30, 2007 and 2006 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2006 consolidated balance sheet was derived from the Company's December 31, 2006 audited consolidated financial statements.

Adoption of New Accounting Standards

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s financial statements. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and a combined unitary return in the state of Florida. These returns are subject to examination by taxing authorities for all years after 2002.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance).  This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this issue on January 1, 2007 did not have an impact on the financial statements of the Company.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 2 – LOAN PORTFOLIO COMPOSITION
The composition of the Bank’s loan portfolio at June 30, 2007 and December 31, 2006 is indicated below along with the growth from the prior year end.

			% Increase (Decrease)
	Total Loans	Total Loans	from December 31, 2006
	June 30, 2007	December 31, 2006	to June 30, 2007
Real estates mortgage loans:
Commercial	$196,789	$170,762	15.2%
Residential	69,534	62,270	11.7%
Construction(1)	30,553	25,479	19.9%
Farmland	1,620	1,800	(10.0%)
Commercial loans	19,814	18,903	4.8%
Consumer loans	4,617	4,693	(1.6%)
Subtotal	322,927	283,907	13.7%
Less: Net deferred loan fees	(354)	(280)	26.4%
Total	$322,573	$283,627	13.7%

(1)  Includes construction, land development and other land loans.

NOTE 3 – ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses for the six months ended June 30, 2007 and 2006 follows:

	Six Months Ended June 30,
	2007	2006

Balance, January 1	$2,621	$2,207
Provisions for loan losses charged to expense	448	268
Loans charged off	(24)	(99)
Recoveries of loans previously charged off	3	2
Balance, June 30	$3,048	$2,378

NOTE 4 – CAPITAL ADEQUACY
Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at June 30, 2007 and December 31, 2006:

	Adequately
	Capitalized	June 30, 2007	December 31, 2006
	Requirement	Actual	Actual
Tier 1 Capital (to Average Assets)
Consolidated	>4%	8.94%	9.47%
Bank	>4%	8.40%	8.38%

Tier 1 Capital (to Risk Weighted Assets)
Consolidated	>4%	9.73%	10.57%
Bank	>4%	9.14%	9.28%

Total Capital (to Risk Weighted Assets)
Consolidated	>8%	10.66%	11.48%
Bank	>8%	10.07%	10.18%

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

In addition, under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. Management believes, as of June 30, 2007, that the Company and the Bank met all capital requirements to which they are subject. The Company has included in Tier 1 Capital and Total Capital the trust preferred securities that were issued in June 2004 and December 2006.

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES
At June 30, 2007 and December 31, 2006, advances from the Federal Home Loan Bank (FHLB) were as follows:

	2007	2006
Overnight advance maturing daily at a daily variable rate of 5.63% and 5.50% at June 30, 2007 and December 31, 2006, respectively	$15,650	$8,650

Advances maturing April 11, 2008 at a fixed rate of 4.36%	3,000	3,000

Advances maturing January 11, 2008 at a fixed rate of 5.26%	6,000	—

Convertible advances maturing June 8, 2010 with a quarterly call option beginning June 9, 2008 at a fixed rate of 4.99%	5,000	—

Convertible advances maturing June 8, 2012 with a quarterly call option beginning September 10, 2007 at a fixed rate of 4.68%	5,000	—

	$34,650	$11,650

Each advance is payable at its maturity date, with a prepayment penalty for the fixed rate advances. The advances are collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.

JACKSONVILLE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Business Strategy

Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. We also invest in securities backed by the United States Government, and agencies thereof, as well as municipal tax-exempt bonds. Our profitability depends primarily on our net interest income, which is the difference between the income we receive from our loan and securities investment portfolios and our costs incurred on our deposits, the Federal Home Loan Bank (“FHLB”) advances, and other sources of funding. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income is generated as the relative amounts of interest-earning assets grow in relation to the relative amounts of interest-bearing liabilities. In addition, the level of noninterest income earned and noninterest expenses incurred also affects profitability. Included in noninterest income are service charges earned on deposit accounts, increases in cash surrender value of Bank Owned Life Insurance (“BOLI”) and mortgage origination fees. Included in noninterest expense are costs incurred for salaries and employee benefits, occupancy and equipment expenses, marketing and advertising expenses, federal deposit insurance premiums and legal and professional fees.

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on interest-earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses; and maintaining strong asset quality. We have initiated programs to expand our scope of services and achieve these goals. The Bank has adopted a philosophy of seeking out and retaining the best available personnel for positions of responsibility which we believe will provide us with a competitive edge in the local banking industry. The Bank opened its fourth and fifth locations in 2006 in key areas of Jacksonville, which provide additional visibility and access to businesses and individuals and will likely result in additional loan and deposit growth.

Our operations are influenced by the local economic conditions and by policies of financial institution regulatory authorities. Fluctuations in interest rates, due to factors such as competing financial institutions as well as the Federal Reserve’s decisions on changes in interest rates, impact interest-earnings assets and our cost of funds and, thus, our net interest margin. In addition, the local economy and real estate market of Northeast Florida and the demand for our products and loans impacts our margin. The local economy and viability of local businesses can also impact the ability of our customers to make payments on loans, thus impacting our loan portfolio. The Company evaluates these factors when valuing its allowance for loan losses and believes that the local economy is stable. Additionally, the Company believes that the local real estate market is relatively stable, albeit soft in the residential real estate area. The Company also believes its underwriting procedures are relatively conservative and, as a result, the Company should not be any more affected than the overall market in the event of economic downturn.

As stated above, fluctuations in interest rates impact our yield on interest-earning assets and our cost of funds, and thus our net interest margin. After 17 interest rate increases beginning in June 2004 and ending in June 2006, the Federal Reserve has left the federal funds rate unchanged at 5.25%. The recent flattening of rates has resulted in a stabilization in our yield on earning assets. Conversely, a change in our deposit mix to more costly time deposits, coupled with rates charged on FHLB advances and other borrowings, has resulted in an increase in our cost of funds.

Introduction

In the following pages, management presents an analysis of the financial condition of the Company, as of June 30, 2007 compared to December 31, 2006, and the results of operations for the three months ended June 30, 2007 compared with the same period in 2006. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets increased $42.6 million, or 13.1%, from $325.6 million at December 31, 2006 to $368.1 million at June 30, 2007. During the six months ended June 30, 2007, the Company experienced net loan growth of $38.5 million, or 13.7%. The increase in net loans was driven by increases in commercial real estate loans of $26.0 million, or 15.2%, and residential real estate loans of $7.3 million, or 11.7%. The Company funded the increase in earning assets through an increase in deposits of $18.6 million and an increase in Federal Home Loan Bank advances of $23 million.

Total deposits increased $18.6 million, or 6.6%, from $282.6 million at December 31, 2006 to $301.2 million at June 30, 2007. During the six months ended June 30, 2007, noninterest-bearing deposits increased $2.6 million to $35.6 million. Money market, NOW and savings deposits decreased $12.3 million to $138.2 million. Time deposits increased $28.3 million to $127.4 million.

Investment securities available for sale increased $527,000 to $26.6 million at June 30, 2007. During the six months ended June 30, 2007, we purchased $2.6 million of securities and received $1.8 million in proceeds from maturities and principal repayments. Of the $2.6 million purchased in the current year, approximately $1.0 million was invested in tax-exempt municipal securities and $1.6 million was invested in mortgage-backed securities. $1.0 million of the mortgage-backed security purchase in the current year qualified for CRA (Community Reinvestment Act) credit.

Total shareholders' equity increased by $1.1 million, or 4.9%, from $23.1 million at December 31, 2006 to $24.2 million at June 30, 2007. The increase is mainly attributable to net income of $1.2 million. At June 30, 2007, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 1,743,338 shares were issued and 1,741,668 shares were outstanding. In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at June 30, 2007.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

Net Income

Net income increased $40,000, or 3.3%, from $1,197,000 for the six months ended June 30, 2006 to $1,237,000 for the six months ended June 30, 2007. Diluted earnings per share increased $.02 from $.66 for the six months ended June 30, 2006 to $.68 for the six months ended June 30, 2007. This increase in net income and diluted earnings per share was due to an increase in net interest income and noninterest income, offset by an increase in noninterest expense and income tax expense. Net interest income increased as a result of an increase in interest-earning assets. The increase in noninterest income was primarily due to an increase in deposit service charges and mortgage fees. Mortgage fees increased as a result of the implementation of a mortgage initiative during 2006. Salaries and employee benefits, which accounted for the largest portion of the increase in noninterest expenses, increased primarily due to the costs associated with the opening of two additional branches during 2006. The increase in income tax expense was directly related to the increase in net income.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, increased $640,000, or 12% from $5.3 million for the six months ended June 30, 2006 to $5.9 million for the six months ended June 30, 2007. This increase resulted from an increase in interest income of $2.4 million, offset by an increase in interest expense of $1.8 million, driven primarily by an increase in time deposits, our highest cost deposit category. Additional funding from short-term borrowings and FHLB advances also increased interest expense by $336,000. The primary driver in the increase in net interest income will continue to be the growth in our earning assets.

When comparing the first six months of 2007 to the same period last year, the Company experienced substantial growth in its loan portfolio, with the most significant impact occurring in commercial real estate. The Company also experienced growth in deposit products, with the largest increase occurring in time deposit accounts.

Many of the Bank’s loans are indexed to the prime rate. The higher level of the prime rate in the first half of 2007 compared to the comparative period in 2006 is reflected in the higher average yield of the loan portfolio due to higher rates earned on variable rate loans and new loan production. The average yield on interest-earning assets for the first half of 2007 was 7.76%, which was an increase of 41 basis points, compared to the 7.35% yield earned during the first half of 2006.

The average cost of interest-bearing liabilities increased 58 basis points from 4.21% in the first half of 2006 to 4.79% in the comparable period in 2007. The average cost of interest-bearing deposits and all interest-bearing liabilities reflect, in part, the increase in short-term interest rates and the change in the funding mix for the first half of 2007 as compared to the same period in 2006.

The net interest margin decreased by 17 basis points from 3.80% to 3.63% when comparing the first six months of 2007 to the same period last year. This decrease is mainly the result of the stabilization on yields earned on interest-earning assets while the funding costs continued to increase. The Company closely monitors its cost of funds and has taken action to reduce such costs through deposit gathering initiatives focused on generating lower cost demand, money market and savings accounts. Furthermore, proceeds from maturity, amortization and prepayment of loans and securities continue to be invested at stable rates for the most part and are no longer increasing since short-term interest rates have not changed since June 2006. In the current interest rate environment, the margin may contract further; however, as stated above, management is currently implementing various strategies to impact the rising cost of funding.

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and shareholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Six Months Ended June 30,
	2007			2006
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$299,608	$11,986	8.07%	$247,804	$9,503	7.73%
Securities (2)	28,348	647	4.60	26,926	574	4.30
Other interest-earning assets (3)	772	22	5.75	5,541	133	4.84
Total interest-earning assets	328,728	12,655	7.76	280,271	10,210	7.35
Noninterest-earning assets (4)	14,058			13,311
Total assets	$342,786			$293,582

Interest-bearing liabilities:
Savings and NOW deposits	$17,414	$164	1.90	$18,376	$166	1.82
Money market deposits	126,679	2,846	4.53	136,120	2,931	4.34
Time deposits	108,232	2,814	5.24	65,757	1,381	4.24
FHLB advances	23,811	628	5.32	11,865	292	4.96
Subordinated debt	7,000	274	7.89	4,000	153	7.71
Other interest-bearing liabilities (5)	246	8	6.56	214	6	5.65
Total interest-bearing liabilities	283,382	6,734	4.79	236,332	4,929	4.21
Noninterest-bearing liabilities	35,728			36,901
Shareholders' equity	23,676			20,349
Total liabilities and shareholders' equity	$342,786			$293,582
Net interest income		$5,921			$5,281
Interest rate spread (6)			2.97%			3.14%
Net interest margin (7)			3.63%			3.80%

(1)	Includes nonaccrual loans.
(2)	Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.
(3)	Includes federal funds sold.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes federal funds purchased.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Six Months Ended June 30,
	2007 Versus 2006 (1)
	Increase (decrease) due to changes in:
			Net
	Volume	Rate	Change
	(Dollars in thousands)
Interest income:
Loans	$2,058	$425	$2,483
Securities	31	42	73
Other interest-earning assets	(132)	21	(111)
Total interest income	1,957	488	2,445

Interest expense:
Savings and NOW deposits	(9)	7	(2)
Money market deposits	(209)	124	(85)
Time deposits	1,047	386	1,433
FHLB advances	314	22	336
Subordinated debt	117	4	121
Other interest-bearing liabilities	1	1	2
Total interest expense	1,261	544	1,805

Increase in net interest income	$696	$(56)	$640

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

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

Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Asset Quality

The Company has identified certain assets as nonperforming. These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and foreclosed real estate. Loans are placed on nonaccrual status when management has concerns regarding its ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due. These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. Loans are impaired when it is considered probable that management will not collect the outstanding loan principal and interest amounts or realize the full carrying value of the loan. The Company’s nonperforming assets at June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)

Nonaccruing loans	$511	$420
Loans past due over 90 days still on accrual	—	809
Total nonperforming loans	511	1,229
Foreclosed assets, net	—	—
Total nonperforming assets	$511	$1,229

Allowance for loan losses	$3,048	$2,621
Nonperforming loans and foreclosed assets as a percent of total assets	.14%	.38%
Nonperforming loans as a percent of gross loans	.16%	.43%
Allowance for loan losses as a percent of nonperforming loans	596.48%	213.26%

Allowance and Provision for Loan Losses

The allowance for loan losses grew by $427,000 during the first six months of 2007, amounting to $3.0 million at June 30, 2007, as compared to $2.6 million at December 31, 2006. The allowance represented approximately .94% and .92% of total loans at both dates, respectively. During the first six months of 2007, the Company had charge-offs of $23,900, recoveries of $3,600 and recorded a $448,000 provision for loan losses compared to charge-offs of $99,000, recoveries of $2,000 and a provision for loan losses of $268,000 for the first six months of 2006. The larger provision for loan losses in 2007 resulted primarily from continued loan growth and management’s assessment of local and national economic conditions.

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

Bank regulators recently issued a “Joint Guidance on Concentrations in Commercial Real Estate Lending.” This document outlines regulators’ concerns regarding the high level of growth in commercial real estate loans on banks’ balance sheets. Many banks, especially those in Florida, have seen a substantial increase in exposure to commercial real estate loans. The Company has and will continue to pursue fundamentally sound commercial real estate lending opportunities that fit within its lending parameters. The ongoing growth and concentration in this category is considered when analyzing the adequacy of the loan loss allowance based on sound, reliable and well documented information.

Based on the results of the analysis performed by management at June 30, 2007, the allowance for loan loss is considered to be adequate to absorb estimated loan losses in the portfolio as of that date. As more fully discussed in the “Critical Accounting Policies” section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

The amount of future charge-offs and provisions for loan losses could be affected by, among other things, economic conditions in Jacksonville, Florida, and the surrounding communities. Such conditions could affect the financial strength of the Company’s borrowers and do affect the value of real estate collateral securing the Company’s mortgage loans. Loans secured by real estate represent approximately 92% of the Company’s total loans outstanding at June 30, 2007. In recent years, economic conditions in Jacksonville and the surrounding communities have been strong and real estate values have appreciated in a healthy manner. Presently, economic conditions remain healthy in this market and real estate values appear to have stabilized. Conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Company’s borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Company’s underwriting policies are relatively conservative and, as a result, the Company should not be any more affected than the overall market.

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

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $577,000 for the six months ended June 30, 2007, compared to $487,000 for the 2006 period. The increase in total noninterest income was primarily due to the increase in mortgage origination fees and service charges on deposit accounts.

Noninterest expense increased to $4.1 million for the six months ended June 30, 2007, from $3.6 million for the six months ended June 30, 2006. Salaries and employee benefits and occupancy and equipment accounted for the majority of noninterest expense increasing $451,000 over the same period of 2006. This increase is a result of the absorption of additional staffing, rent and equipment expense related to the Company’s two newest locations. The Company opened its fourth location in February 2006 and its fifth location in June 2006.

Income taxes for the six months ended June 30, 2007 were $757,000 (an effective rate of 37.96%) compared to income taxes of $678,000 for the six months ended June 30, 2006 (an effective tax rate of 36.16%). Income tax expense increased due to the increase in net income.

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

Net income for the second quarter of 2007 was $694,000, or $.38 per diluted share, as compared to $689,000, or $.38 per diluted share, earned for the same quarter last year. The largest components of the increase in net income are an increase in net interest income of $199,000, offset by an $84,000 increase in the allowance for loan loss due to an increase in the loan portfolio, and a $76,000 increase in noninterest expense due to the increase in salaries, occupancy and equipment expense, and other operating expenses discussed above with respect to the six-month periods.

Net interest income increased by $199,000, or 7.3%, from $2.8 million for the second quarter of 2006 to $3.0 million for the current quarter. The increase is primarily comprised of a positive volume variance of $392,000 and a negative rate variance of $193,000. The reasons for the positive volume variance and negative rate variance are the same as those discussed above with respect to the six-month periods.

Capital

The Company’s capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well-capitalized, adequately-capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Company’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 10.66%, 9.73% and 8.94%, respectively, at June 30, 2007.

Cash Flows and Liquidity

Cash Flows. The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances and federal funds purchased. The Company uses cash from these and other sources to fund loan growth. Any remaining cash is used primarily to reduce borrowings and to purchase investment securities. During the first six months of 2007, the Company’s cash and cash equivalent position increased by $2.4 million. The increase in cash mainly resulted from an increase in deposit accounts of approximately $18.6 million from $282.6 million at December 31, 2006 to $301.2 million at June 30, 2007 as well as an increase in FHLB advances of $23.0 million from $11.7 million at December 31, 2006 to $34.7 million at June 30, 2007. These increases were offset by net loan originations of $38.5 million.

Liquidity. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold. At June 30, 2007, the Company had $29.2 million in federal funds sold and available-for-sale securities not subject to pledge agreements.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both core deposits from businesses and consumers in its local and national market. The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the Federal Home Loan Bank and other commercial banks. These lines, in the aggregate amount of approximately $83.9 million, do not represent legal commitments to extend credit on the part of the other banks.

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

Contractual Obligations, Commitments and Contingent Liabilities. The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Company’s overall level of these financial obligations since December 31, 2006 and that any changes in the Company’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and is incorporated herein by reference.

Off-Balance Sheet Arrangements. There have been no material changes in the risks related to off-balance sheet arrangements since the Company’s disclosure in its Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that a financial institution will be adversely impacted by unfavorable changes in market prices. These unfavorable changes could result in a reduction in net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities.

Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest rate risk management is to control this risk within limits approved by the Board and narrower guidelines approved by the Asset Liability Committee. These limits and guidelines reflect the Bank’s tolerance for interest rate risk. The Bank attempts to control interest rate risk by identifying and quantifying exposures. The Bank quantifies its interest rate risk exposures using sophisticated simulation and valuation models as well as simpler gap analyses performed by a third-party vendor specializing in this activity.

The Bank’s internal policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should change by less than 15%. The most current simulation projects the Bank’s net interest income to be within the parameters of its internal policy and has not changed significantly from our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2006. Such simulation involves numerous assumptions and estimates, which are inherently subjective and are subject to substantial business and economic uncertainties. Accordingly, the actual effects of an interest rate shift under actual future conditions may be expected to vary significantly from those derived from the simulation to the extent that the assumptions used in the simulation differ from actual conditions.

Item 4.  Controls and Procedures
 Not applicable.

Item 4T. Controls and Procedures

a.
Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, the chief executive officer and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

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

On September 13, 2006, The Jacksonville Bank was served with a Summons and a copy of a Complaint filed by Harrell & Harrell, P.A. in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida. The Complaint states that the Bank “cashed or otherwise converted instruments of Harrell & Harrell, P.A. for the benefit of parties who were not entitled to enforce the instruments or receive payment.” The “parties” referred to are Daniel J. Glary and Jonathan B. Israel, local attorneys who are indebted to The Jacksonville Bank. The action calls for damages that exceed the sum of $15,000, exclusive of costs, interest and attorneys’ fees. Mediations did not result in any agreement. The lawsuit was dismissed on February 6, 2007. Harrell & Harrell re-filed the lawsuit and the Bank’s counsel has filed motions to have the suit dismissed again. The Bank received an offer of settlement from Glary & Israel, P.A., Jonathan Israel and Harrell & Harrell, P.A. in June 2007. The Bank made a counter offer and is awaiting reply from the parties. Daniel Glary will not be party to the settlement; the Bank will pursue legal action against him individually.

On January 17, 2007, a Counterclaim to the aforementioned suit was filed by Daniel J. Glary against Jonathan B. Israel, Angela C. McDonald, Scott M. Hall and The Jacksonville Bank asserting that Scott Hall and the Bank facilitated the wrongful taking of funds that belonged to others by Israel and McDonald. The suit against the Bank and Hall was dismissed. Glary was given ten days to amend his claim, but failed to do so. Glary then filed a new suit against The Jacksonville Bank and several of its officers. A motion to dismiss has been filed and is pending before the court. Damages in excess of $15,000, attorneys’ fees and costs of this action, and pre-judgment interest are being sought.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
On April 24, 2007, the company held an annual meeting of the shareholders of its common stock to vote on the election of four persons to the Company’s Board of Directors.

All of the directors up for election at the annual meeting were elected to serve a term of office of three years, expiring at the annual meeting in the year 2010. The following table sets forth the votes for, votes against and votes withheld with respect to the election of the directors:

Director Nominee	Votes For	Votes Against	Votes Withheld

John W. Rose	1,565,451	-0-	4,600

John R. Schultz	1,566,251	-0-	3,800

Price W. Schwenck	1,566,251	-0-	3,800

Gary L. Winfield, M.D.	1,565,451	-0-	4,600

The following directors’ term of office continued after the 2007 annual meeting: D. Michael Carter, CPA, Melvin Gottlieb, James M. Healey, John C. Kowkabany, Bennett A. Tavar, R.C. Mills, Gilbert J. Pomar, III, Donald E. Roller and Charles F. Spencer.

Item 5.	Other Information
None

EXHIBIT INDEX
Exhibit No. 3.1:     Articles of Incorporation of the Company (1)
Exhibit No. 3.2:     Amended and Restated Bylaws of the Company (2)
Exhibit No. 3.3:     Amendment No. 1 to Amended and Restated Bylaws of the Company (3)
Exhibit No. 3.4:     Amendment No. 2 to Amended and Restated Bylaws of the Company (4)
Exhibit No. 31.1:   Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act
Exhibit No. 31.2:   Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act
Exhibit No. 32:      Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit No. 3.1 to Form SB-2, Registration Statement and amendments thereto, effective as of September 30, 1998, Registration No. 333-64815.
(2)	Incorporated herein by reference to Exhibit No. 3.2 to Form 10-QSB for the quarter ended June 30, 2002, filed August 14, 2002.
(3)	Incorporated herein by reference to Exhibit No. 3.3 to Form 10-QSB for the quarter ended June 30, 2005, filed August 10, 2005.
(4)	Incorporated herein by reference to Exhibit 99.1 to Form 8-K, filed May 29, 2007.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2007	/s/ Gilbert J. Pomar, III
Gilbert J. Pomar, III
President and Chief Executive Officer

Date: August 13, 2007	/s/ Valerie A. Kendall
Valerie A. Kendall
Executive Vice President and Chief Financial Officer