Form 10-Q
period 2007-09-30
JACKSONVILLE BANCORP INC /FL/
filed 2007-11-08
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Yes  ☐   No  ☒

As of November 8, 2007, the latest practicable date, 1,747,981 of the Registrant’s common shares, $.01 par value, were issued and outstanding.

JACKSONVILLE BANCORP, INC.

JACKSONVILLE BANCORP, INC.
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2007	200n6
	(Unaudited)
ASSETS
Cash and due from banks	$4,987	$4,373
Federal funds sold	105	105
Total cash and cash equivalents	5,092	4,478
Securities available for sale	29,913	26,059
Securities held to maturity	50	50
Loans, net of allowance for loan losses
of 3,060 at 2007 and $2,621 at 2006	333,677	281,006
Premises and equipment, net	4,424	4,616
Bank-owned life insurance (BOLI)	4,967	4,837
Federal Home Loan Bank (FHLB) stock	2,883	1,071
Accrued interest receivable	2,175	2,107
Other assets	1,110	1,351

Total assets	$384,291	$325,575

LIABILITIES
Deposits
Noninterest bearing	$34,620	$32,967
Money market, NOW and savings deposits	130,472	150,451
Time deposits	134,414	99,208
Total deposits	299,506	282,626
FHLB advances	51,050	11,650
Subordinated debt	7,000	7,000
Accrued expenses and other liabilities	1,278	1,161
Total liabilities	358,834	302,437

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 8,000,000 shares authorized,
1,747,981 and 1,743,338 shares issued	17	17
Additional paid-in capital	18,445	18,230
Retained earnings	7,253	5,241
Treasury stock, 1,416 and 1,650 shares	(40)	(57)
Accumulated other comprehensive loss	(218)	(293)
Total shareholders’ equity	25,457	23,138

Total liabilities and shareholders’ equity	$384,291	$325,575

See accompanying notes to unaudited consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$6,747	$5,457	$18,733	$14,961
Securities	369	310	1,009	884
Other	18	15	47	148
Total interest income	7,134	5,782	19,789	15,993

Interest expense
Deposits	$3,285	$2,454	$9,109	$6,931
FHLB advances	504	354	1,132	646
Subordinated debt	140	84	414	238
Other	2	6	10	12
Total interest expense	3,931	2,898	10,665	7,827

Net interest income	3,203	2,884	9,124	8,166
Provision for loan losses	32	138	480	406

Net interest income after provision for loan losses	3,171	2,746	8,644	7,760

Noninterest income
Service charges on deposit accounts	169	144	470	400
Other income	115	146	391	377
Total noninterest income	284	290	861	777

Noninterest expense
Salaries and employee benefits	1,122	962	3,197	2,755
Occupancy and equipment	437	395	1,343	1,133
Other	729	586	1,804	1,680
Total noninterest expense	2,288	1,943	6,344	5,568

Income before income taxes	1,167	1,093	3,161	2,969
Income tax expense	386	416	1,143	1,095
Net income	$781	$677	$2,018	$1,874

Weighted average:
Common shares	1,745,143	1,725,494	1,743,585	1,721,965
Dilutive stock options and warrants	70,441	91,105	76,052	86,720
Dilutive shares	1,815,584	1,816,599	1,819,637	1,808,685

Basic earnings per common share	$.45	$.39	$1.16	$1.09
Diluted earnings per common share	$.43	$.37	$1.11	$1.04

See accompanying notes to unaudited consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional		Treasury	Accumulated Other Comprehensive
	Outstanding		Paid-In	Retained	Stock	Income
	Shares	Amount	Capital	Earnings	Amount	(Loss)	Total

Balance at January 1, 2006	1,714,716	$17	$17,526	$2,718	$(54)	$(361)	$19,846

Comprehensive income:
Net income				1,874			1,874
Change in unrealized gain (loss) on securities available for sale, net of tax effects						56	56
Total comprehensive income							1,930

Purchase of treasury stock	(5,250)				(173)		(173)

Issuance of treasury stock	5,250		6		166		172

Share-based compensation expense			107				107

Exercise of common stock options, including tax benefits	14,129		276				276

Balance at September 30, 2006	1,728,845	$17	$17,915	$4,592	$(61)	$(305)	$22,158

Balance at January 1, 2007	1,741,688	$17	$18,230	$5,241	$(57)	$(293)	$23,138

Comprehensive income:
Net income				2,018			2,018
Change in unrealized gain (loss) on securities available for sale, net of tax effects						75	75
Total comprehensive income							2,093

Purchase of treasury stock	(4,716)				(148)		(148)

Issuance of treasury stock	4,950		1	(6)	165		160

Share-based compensation expense			137				137

Exercise of common stock options, including tax benefits	4,643		77				77

Balance at September 30, 2007	1,746,565	$17	$18,445	$7,253	$(40)	$(218)	$25,457

See accompanying notes to unaudited consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net income	$2,018	$1,874
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	416	384
Net amortization of deferred loan fees	95	(142)
Provision for loan losses	480	406
Premium amortization, net of accretion	14	31
Earnings on Bank Owned Life Insurance	(130)	(156)
Share-based compensation	297	279
Loss on disposal of assets	—	9
Net change in accrued interest receivable and other assets	333	(761)
Net change in accrued expenses and other liabilities	(10)	(559)
Net cash from operating activities	3,513	1,365

Cash flows from investing activities
Purchases of securities available for sale	(6,244)	(5,203)
Proceeds from maturities, calls and paydown	2,495	2,733
of securities available for sale
Loan (originations) payments, net	(53,246)	(36,641)
Additions to premises and equipment, net	(167)	(1,188)
Net change in Federal Home Loan Bank stock	(1,812)	(913)
Net cash from investing activities	(58,974)	(41,212)

Cash flows from financing activities
Net change in deposits	16,880	25,925
Net change in overnight FHLB advances	18,400	18,100
Net change in Fed funds purchased	(134)	—
Proceeds from fixed rate FHLB advances	21,000	—
Proceeds from exercise of stock options	46	164
Excess tax benefits from stock-based payment arrangements	31	112
Purchase of treasury stock	(148)	(173)
Net cash from financing activities	56,075	44,128

Net change in cash and cash equivalents	614	4,281
Cash and cash equivalents at beginning of period	4,478	4,767

Cash and cash equivalents at end of period	$5,092	$9,048

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$10,355	$7,708
Income taxes	1,155	1,722

See accompanying notes to unaudited consolidated financial statements.

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

The accounting and reporting policies of the Company reflect banking industry practice and conform to U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

The consolidated financial information included herein as of and for the periods ended September 30, 2007 and 2006 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2006 consolidated balance sheet was derived from the Company's December 31, 2006 audited consolidated financial statements.

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

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 2 - LOAN PORTFOLIO COMPOSITION

The composition of the Bank’s loan portfolio at September 30, 2007 and December 31, 2006 is indicated below along with the growth from the prior year end.

	Total Loans September 30, 2007	Total Loans December 31, 2006	% Increase (Decrease)from December 31, 2006 to September 30, 2007
Real estate mortgage loans:
Commercial	$202,541	$170,762	18.6%
Residential	72,795	62,270	16.9%
Construction(1)	35,328	25,479	38.7%
Farmland	1,620	1,800	(10.0%)
Commercial loans	19,821	18,903	4.9%
Consumer loans	5,007	4,693	6.7%
Subtotal	337,112	283,907	18.7%
Less: Net deferred loan fees	(375)	(280)	33.9%
Total	$336,737	$283,627	18.7%

(1)  Includes construction, land development and other land loans.

NOTE 3 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the nine months ended September 30, 2007 and 2006 follows:

	Nine Months Ended September 30,
	2007	2006

Balance, January 1	$2,621	$2,207
Provisions for loan losses charged to expense	480	406
Loans charged off	(51)	(103)
Recoveries of loans previously charged off	10	4
Balance, September 30	$3,060	$2,514

Impaired loans were as follows:

	September 30,	December 31,
	2007	2006
Year-end loans with no allocated allowance for loan losses	$475	$378

Year-end loans with allocated allowance for loan losses	—	194

Total	$475	$572

Amount of the allowance for loan losses allocated	$—	$30

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 4 - CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at September 30, 2007 and December 31, 2006:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2007
Total Capital to risk
weighted assets
Consolidated	$35,735	10.46%	$27,332	8.00%	N/A	N/A
Bank	34,632	10.12%	27,366	8.00%	$34,207	10.00%

Tier 1 (Core) Capital to Risk
weighted assets
Consolidated	32,675	9.56%	13,666	4.00%	N/A	N/A
Bank	31,572	9.23%	13,683	4.00%	20,524	6.00%

Tier 1 (Core) Capital to
average assets
Consolidated	32,675	8.69%	15,036	4.00%	N/A	N/A
Bank	31,572	8.39%	15,060	4.00%	18,825	5.00%

December 31, 2006
Total Capital to risk
weighted assets
Consolidated	$33,052	11.48%	$23,043	8.00%	N/A	N/A
Bank	29,594	10.18%	23,263	8.00%	$29,079	10.00%

Tier 1 (Core) Capital to Risk
weighted assets
Consolidated	30,431	10.57%	11,521	4.00%	N/A	N/A
Bank	26,973	9.28%	11,632	4.00%	17,447	6.00%

Tier 1 (Core) Capital to
average assets
Consolidated	30,431	9.47%	12,856	4.00%	N/A	N/A
Bank	26,973	8.38%	12,872	4.00%	16,091	5.00%

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

In addition, under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. Management believes, as of September 30, 2007, that the Bank is well capitalized for prompt corrective action purposes. The Company has included in Tier 1 Capital and Total Capital the trust preferred securities that were issued in June 2004 and December 2006.

NOTE 5 - FEDERAL HOME LOAN BANK ADVANCES

At September 30, 2007 and December 31, 2006, advances from the Federal Home Loan Bank (FHLB) were as follows:

	2007	2006
Overnight advance maturing daily at a
daily variable rate of 5.44% and 5.50%
at September 30, 2007 and December 31,
2006, respectively	$27,050	$8,650

Advances maturing April 11, 2008 at a
fixed rate of 4.36%	3,000	3,000

Advances maturing January 11, 2008 at
a fixed rate of 5.26%	6,000	—

Convertible advances maturing June 8, 2010
with a quarterly call option beginning June 9,
2008 at a fixed rate of 4.99%	5,000	—

Convertible advances maturing June 8, 2012
with a quarterly call option beginning
September 10, 2007 at a fixed rate of 4.68%	5,000	—

Convertible advances maturing September 13,
2010 with a quarterly call option beginning
September 13, 2008 at a fixed rate of 4.51%	5,000	—

	$51,050	$11,650

Each advance is payable at its maturity date, with a prepayment penalty for the fixed rate advances. The advances are collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.

JACKSONVILLE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on interest-earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses; and maintaining strong asset quality. We have initiated programs to expand our scope of services and achieve these goals. The Bank has adopted a philosophy of seeking out and retaining the best available personnel for positions of responsibility which we believe will provide us with a competitive edge in the local banking industry. The Bank opened its fourth and fifth locations in 2006 in key areas of Jacksonville, which provide additional visibility and access to businesses and individuals, that will likely result in additional loan and deposit opportunities.

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

On September 18, 2007, the Federal Reserve reduced the federal funds rate from 5.25% to 4.75%. In anticipation, the Company positioned itself to be in a slightly liability sensitive position, which means the pricing on our earning assets will reset to the lower short-term rates at a slower pace than our interest bearing liabilities. This is anticipated to have a positive impact on the net interest margin. However, other variables, such as liquidity needs, competition and the need to pursue alternative funding sources, could offset some or all of the benefits of the pricing resets.

Introduction

In the following pages, management presents an analysis of the financial condition of the Company, as of September 30, 2007 compared to December 31, 2006, and the results of operations for the three and nine months ended September 30, 2007 compared with the same period in 2006. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets increased $58.7 million, or 18.0%, from $325.6 million at December 31, 2006 to $384.3 million at September 30, 2007. During the nine months ended September 30, 2007, the Company experienced net loan growth of $52.7 million, or 18.7%. The increase in net loans was driven by increases in commercial real estate loans of $31.8 million, or 18.6%, and residential real estate loans of $10.5 million, or 16.9%. The Company funded the increase in earning assets through an increase in deposits of $16.9 million and an increase in Federal Home Loan Bank advances of $39.4 million.

Total deposits increased $16.9 million, or 6.0%, from $282.6 million at December 31, 2006 to $299.5 million at September 30, 2007. During the nine months ended September 30, 2007, noninterest-bearing deposits increased $1.7 million to $34.6 million. Money market, NOW and savings deposits decreased $20.0 million to $130.5 million. Time deposits increased $35.2 million to $134.4 million.

Investment securities available for sale increased $3.8 million to $29.9 million at September 30, 2007. During the nine months ended September 30, 2007, we purchased $6.2 million of securities and received $2.5 million in proceeds from maturities, calls and principal repayments. Of the $6.2 million purchased in the current year, approximately $2.5 million was invested in tax-exempt municipal securities, $3.5 million was invested in mortgage-backed securities and $210,000 was invested in U.S. government agency securities. $1.0 million of the mortgage-backed security purchase in the current year qualified for CRA (Community Reinvestment Act) credit.

Total shareholders' equity increased by $2.3 million, or 10.0%, from $23.1 million at December 31, 2006 to $25.4 million at September 30, 2007. The increase is mainly attributable to net income of $2.0 million. At September 30, 2007, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 1,747,981 shares were issued and 1,746,565 shares were outstanding. In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at September 30, 2007.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

Net Income

Net income increased $144,000, or 7.7%, from $1,874,000 for the nine months ended September 30, 2006 to $2,018,000 for the nine months ended September 30, 2007. Diluted earnings per share increased $.07 from $1.04 for the nine months ended September 30, 2006 to $1.11 for the nine months ended September 30, 2007. This increase in net income and diluted earnings per share was due to an increase in net interest income and noninterest income, offset by an increase in noninterest expense and income tax expense. Net interest income increased as a result of an increase in interest-earning assets. The increase in noninterest income was primarily due to an increase in deposit service charges and mortgage fees. Salaries and employee benefits, along with occupancy and equipment costs, which accounted for the largest portion of the increase in noninterest expenses, increased primarily due to the costs associated with the opening of two additional branches during 2006. The increase in income tax expense was directly related to the increase in net income.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, increased $958,000, or 11.7% from $8.2 million for the nine months ended September 30, 2006 to $9.1 million for the nine months ended September 30, 2007. This increase resulted from an increase in interest income of $3.8 million, offset by an increase in interest expense of $2.8 million, driven primarily by an increase in time deposits, our highest cost deposit category. Additional funding from short-term borrowings and FHLB advances also increased interest expense by $486,000. The primary driver in the increase in net interest income will continue to be the growth in our earning assets.

When comparing the first nine months of 2007 to the same period last year, the Company experienced substantial growth in its loan portfolio, with the most significant impact occurring in commercial real estate. The Company also experienced growth in deposit products, with the largest increase occurring in time deposit accounts.

Many of the Bank’s loans are indexed to the prime rate. The higher level of the prime rate in the first nine months of 2007 compared to the comparative period in 2006 is reflected in the higher average yield of the loan portfolio due to higher rates earned on variable rate loans and new loan production. The average yield on interest-earning assets for the first nine months of 2007 was 7.78%, which was an increase of 29 basis points, compared to the 7.49% yield earned during the first nine months of 2006.

The average cost of interest-bearing liabilities increased 53 basis points from 4.32% in the nine months of 2006 to 4.85% in the comparable period in 2007. The average cost of interest-bearing deposits and all interest-bearing liabilities reflect, in part, the increase in short-term interest rates and the change in the funding mix for the first nine months of 2007 as compared to the same period in 2006.

The net interest margin decreased by 24 basis points from 3.83% to 3.59% when comparing the first nine months of 2007 to the same period last year. This decrease is mainly the result of the stabilization on yields earned on interest-earning assets while the funding costs continued to increase. The Company closely monitors its cost of funds and has taken action to reduce such costs through deposit gathering initiatives focused on generating lower cost demand, money market and savings accounts. Furthermore, proceeds from maturity, amortization and prepayment of loans and securities continue to be invested at stable rates. In the current interest rate environment, the margin may contract further; however, as stated above, management has implemented various strategies to reduce the rising cost of funding.

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and shareholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$310,169	$18,733	8.07%	$254,143	$14,961	7.87%
Securities (2)	29,177	1,009	4.62	27,148	884	4.35
Other interest-earning assets (3)	885	47	7.10	4,030	148	4.91
Total interest-earning assets	340,231	19,789	7.78	285,321	15,993	7.49
Noninterest-earning assets (4)	13,716			13,597
Total assets	$353,947			$298,918

Interest-bearing liabilities:
Savings and NOW deposits	$17,106	$245	1.91	$18,300	$253	1.85
Money market deposits	123,059	4,208	4.57	135,385	4,464	4.41
Time deposits	118,167	4,656	5.27	67,574	2,214	4.38
FHLB advances	28,499	1,132	5.31	16,577	646	5.21
Subordinated debt	7,000	414	7.91	4,000	238	7.96
Other interest-bearing liabilities (5)	242	10	5.52	272	12	5.90
Total interest-bearing liabilities	294,073	10,665	4.85	242,108	7,827	4.32
Noninterest-bearing liabilities	35,867			36,124
Shareholders' equity	24,007			20,686
Total liabilities and
shareholders' equity	$353,947			$298,918
Net interest income		$9,124			$8,166
Interest rate spread (6)			2.93%			3.17%
Net interest margin (7)			3.59%			3.83%

(1)	Includes nonaccrual loans.

(2)	Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.

(3)	Includes federal funds sold.

(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.

(5)	Includes federal funds purchased.

(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(7)	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Nine Months Ended September 30, 2007 Versus 2006 (1) Increase (decrease) due to changes in:
	Volume	Rate	Net Change
	(Dollars in thousands)
Interest income:
Loans	$3,375	$397	$3,772
Securities	68	57	125
Other interest-earning assets	(148)	47	(101)
Total interest income	3,295	501	3,796

Interest expense:
Savings and NOW deposits	(17)	9	(8)
Money market deposits	(417)	161	(256)
Time deposits	1,922	520	2,442
FHLB advances	473	13	486
Subordinated debt	177	(1)	176
Other interest-bearing liabilities	(1)	(1)	(2)
Total interest expense	2,137	701	2,838

Increase in net interest income	$1,158	$(200)	$958

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

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

The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb inherent probable and estimable incurred losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans. The evaluations take into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers’ ability to pay. The level of allowance for loan loss is also impacted by increases and decreases in loans outstanding because either more or less allowance is required as the amount of the Company’s credit exposure changes. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of provision for loan loss, and related allowance can, and will, fluctuate.

Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Asset Quality

The Company has identified certain assets as nonperforming. These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and foreclosed real estate. Loans are placed on nonaccrual status when management has concerns regarding its ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due. These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. Loans are impaired when it is considered probable that management will not collect the outstanding loan principal and interest amounts or realize the full carrying value of the loan. The Company’s nonperforming assets at September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

Nonaccruing loans	$522	$420
Loans past due over 90 days still on accrual	—	809
Total nonperforming loans	522	1,229
Foreclosed assets, net	—	—
Total nonperforming assets	$522	$1,229

Allowance for loan losses	$3,060	$2,621

Nonperforming loans and foreclosed assets as a percent of total assets	.14%	.38%
Nonperforming loans as a percent of gross loans	.16%	.43%
Allowance for loan losses as a percent of nonperforming loans	586.21%	213.26%

Allowance and Provision for Loan Losses

The allowance for loan losses grew by $439,000 during the first nine months of 2007, amounting to $3.0 million at September 30, 2007, as compared to $2.6 million at December 31, 2006. The allowance represented approximately .91% and .92% of total loans at both dates, respectively. During the first nine months of 2007, the Company had charge-offs of $51,400, recoveries of $10,000 and recorded a $480,000 provision for loan losses compared to charge-offs of $103,000, recoveries of $4,000 and a provision for loan losses of $406,000 for the first nine months of 2006. The larger provision for loan losses in 2007 was driven primarily from continued loan growth and management’s assessment of local and national economic conditions. This was offset by an assessment of the underlying credit strength of the loan portfolio and the reduction in nonperforming loans as a percentage of gross loans from .43% at December 31, 2006 to .16% at September 30, 2007.

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

Bank regulators recently issued “Joint Guidance on Concentrations in Commercial Real Estate Lending.” This document outlines regulators’ concerns regarding the high level of growth in commercial real estate loans on banks’ balance sheets. Many banks, especially those in Florida, have seen a substantial increase in exposure to commercial real estate loans. The Company has and will continue to pursue fundamentally sound commercial real estate lending opportunities that fit within its lending parameters. The ongoing growth and concentration in this category is considered when analyzing the adequacy of the loan loss allowance based on sound, reliable and well documented information.

Based on the results of the analysis performed by management at September 30, 2007, the allowance for loan loss is considered to be adequate to absorb estimated loan losses in the portfolio as of that date. As more fully discussed in the “Critical Accounting Policies” section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

The amount of future charge-offs and provisions for loan losses could be affected by, among other things, economic conditions in Jacksonville, Florida, and the surrounding communities. Such conditions could affect the financial strength of the Company’s borrowers and do affect the value of real estate collateral securing the Company’s mortgage loans. Loans secured by real estate represent approximately 93% of the Company’s total loans outstanding at September 30, 2007. In recent years, economic conditions in Jacksonville and the surrounding communities have been strong and real estate values have appreciated in a healthy manner. Presently, economic conditions remain healthy in this market and commercial real estate values remain stable. Residential real estate values have experienced volatility and have declined marginally in some areas. Conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Company’s borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Company’s underwriting policies are relatively conservative and, as a result, the Company should not be any more affected than the overall market.

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

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $861,000 for the nine months ended September 30, 2007, compared to $777,000 for the 2006 period. The increase in total noninterest income was primarily due to the increase in mortgage origination fees and service charges on deposit accounts.

Noninterest expense increased to $6.3 million for the nine months ended September 30, 2007, from $5.6 million for the nine months ended September 30, 2006. Salaries and employee benefits and occupancy and equipment accounted for the majority of noninterest expense increasing $652,000 over the same period of 2006. This increase is a result of the absorption of additional staffing, rent and equipment expense related to the Company’s two newest locations. The Company opened its fourth location in February 2006 and its fifth location in June 2006. Additionally, the implementation of the Federal Deposit Insurance Reform Act of 2005 (effective January 1, 2007), a new system for risk-based assessments and setting the designated reserve ratio at 1.25 percent, resulted in an increase of $130,000 for the nine-month period of 2007, compared to the same period in 2006. The new assessment rates, which took effect on January 1 of this year, primarily impact financial institutions not in existence on December 31, 1996.

Income taxes for the nine months ended September 30, 2007 were $1,143,000 (an effective rate of 36.16%) compared to income taxes of $1,095,000 for the nine months ended September 30, 2006 (an effective tax rate of 36.88%). Income tax expense increased due to the increase in net income.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

Net income for the third quarter of 2007 was $781,000, or $.43 per diluted share, as compared to $677,000, or $.37 per diluted share, earned for the same quarter last year. The largest components of the increase in net income are an increase in net interest income of $319,000 and a reduction in provision for loan loss of $106,000, offset by a $345,000 increase in noninterest expense due to the increase in salaries, occupancy and equipment expense, the FDIC assessment, and other operating expenses discussed above with respect to the nine-month periods.

Net interest income increased by $319,000, or 11.1%, from $2.8 million for the third quarter of 2006 to $3.2 million for the current quarter. The increase is primarily comprised of a positive volume variance of $477,000 and a negative rate variance of $158,000. The reasons for the positive volume variance and negative rate variance are the same as those discussed above with respect to the nine-month periods.

Capital

The Company’s capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well-capitalized, adequately-capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Company’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 10.46%, 9.56% and 8.69%, respectively, at September 30, 2007.

Cash Flows and Liquidity

Cash Flows. The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances and federal funds purchased. The Company uses cash from these and other sources to fund loan growth. Any remaining cash is used primarily to reduce borrowings and to purchase investment securities. During the first nine months of 2007, the Company’s cash and cash equivalent position increased by $614,000. The increase in cash mainly resulted from an increase in deposit accounts of approximately $16.9 million from $282.6 million at December 31, 2006 to $299.5 million at September 30, 2007 as well as an increase in FHLB advances of $39.4 million from $11.7 million at December 31, 2006 to $51.1 million at September 30, 2007. These increases were offset by net loan originations of $53.2 million.

Liquidity. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold. At September 30, 2007, the Company had $30.0 million in federal funds sold and available-for-sale securities not subject to pledge agreements.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both core deposits from businesses and consumers in its local market and national market certificates of deposit. The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the Federal Home Loan Bank and other commercial banks. These lines, in the aggregate amount of approximately $143.9 million, do not represent legal commitments to extend credit on the part of the other banks.

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

Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest rate risk management is to control this risk within limits approved by the Board and narrower guidelines approved by the Asset Liability Committee. These limits and guidelines reflect the Bank’s tolerance for interest rate risk. The Bank attempts to control interest rate risk by identifying and quantifying exposures. The Bank quantifies its interest rate risk exposures using sophisticated simulation and valuation models as well as simpler gap analyses performed by a third-party vendor specializing in this activity. There have been no significant changes in the Bank’s primary market risk exposure or how those risks are managed since our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Item 4.  Controls and Procedures

The information contained in Item 4T. below is hereby incorporated by reference.

Item 4T. Controls and Procedures

a.
Evaluation of disclosure controls and procedures. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, the principal executive officer and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were adequate.

b.
Changes in internal controls. The Company made no significant changes in its internal control over financial reporting during its most recent quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 11, 2006, The Jacksonville Bank was served with a Summons and a copy of the Complaint filed by Wells Fargo Financial Leasing, Inc. in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida. The basis of the Complaint stems from an erroneous wire transfer that was made by Wells Fargo on February 16, 2005 to one of our customers, offsetting an overdraft in our customer’s account in the amount of $33,143.95. The Bank retained the amount and Wells Fargo is pursuing the refund plus interest and costs. A settlement agreement in the amount of $5,000 has been reached.

On September 13, 2006, The Jacksonville Bank was served with a Summons and a copy of a Complaint filed by Harrell & Harrell, P.A. in the Circuit Court of the Fourth Judicial Circuit in and for Duval County, Florida. The Complaint states that the Bank “cashed or otherwise converted instruments for the benefit of parties who were not entitled to enforce the instruments or receive payment.” The action seeks damages in excess of $15,000, attorneys’ fees and costs of this action, and pre-judgment interest. The lawsuit was dismissed on February 6, 2007. Harrell & Harrell re-filed the lawsuit, and the Bank received an offer of settlement in June 2007. The Bank made a counter offer and has made progress toward reaching a global settlement.

On January 17, 2007, a Counterclaim to the aforementioned suit was filed by Daniel J. Glary against The Jacksonville Bank and others asserting that the Bank and others facilitated the wrongful taking of funds. Gary was given ten days to amend the claim, but failed to do so. Mr. Glary then filed a new suit against the Bank. A motion to dismiss has been filed and is pending before the court. Damages in excess of $15,000, attorneys’ fees and costs of this action, and pre-judgment interest are being sought.

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

Date: November 8, 2007	/s/ Gilbert J. Pomar, III
Gilbert J. Pomar, III President and Chief Executive Officer

Date: November 8, 2007	/s/ Valerie A. Kendall
Valerie A. Kendall Executive Vice President and Chief Financial Officer

JACKSONVILLE BANCORP, INC.

EXHIBIT INDEX

Exhibit No. 3.1:	Articles of Incorporation of the Company (1)

Exhibit No. 3.2:	Amended and Restated Bylaws of the Company (2)

Exhibit No. 3.3:	Amendment No. 1 to Amended and Restated Bylaws of the Company (3)

Exhibit No. 3.4:	Amendment No. 2 to Amended and Restated Bylaws of the Company (4)

Exhibit No. 31.1:	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 31.2:	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 32:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit No. 3.1 to Form SB-2, Registration Statement and amendments thereto, effective as of September 30, 1998, Registration No. 333-64815.

(2)	Incorporated herein by reference to Exhibit No. 3.2 to Form 10-QSB for the quarter ended June 30, 2002, filed August 14, 2002.

(3)	Incorporated herein by reference to Exhibit No. 3.3 to Form 10-QSB for the quarter ended June 30, 2005, filed August 10, 2005.

(4)	Incorporated herein by reference to Exhibit 99.1 to Form 8-K, filed May 29, 2007.