Form 10-K
period 2007-12-31
JACKSONVILLE BANCORP INC /FL/
filed 2008-03-27
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes ☐     No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $28.25 on June 30, 2007) was approximately $34,536,444.

There were 1,747,981 outstanding shares of common stock as of March 14, 2008.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2008 Annual Meeting of
Shareholders are incorporated by reference in Part III of this Annual Report.

Notice Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains certain forward-looking statements. Assumptions relating to forward-looking statements involve judgments with respect to, among other things, future economic, competitive, and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. When used in this report, the words “estimate,” “project,” “anticipate,” “intend,” “believe,” “expect” and similar expressions are intended to identify forward-looking statements. Although we believe that assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate, and we may not realize the results contemplated by these statements. Management decisions are subjective in many respects and susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our business strategy or capital expenditure plans and may, in turn, affect our results of operations. In light of the significant uncertainties inherent in the forward-looking information included in this report, you should not regard the inclusion of such information as our representation that we will achieve any strategy, objectives or other plans. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company does not undertake any obligation to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

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

ITEM 1. BUSINESS
General
Bancorp was incorporated under the laws of the State of Florida on October 24, 1997 for the purpose of organizing the Bank. Bancorp is a one-bank holding company owning 100% of the outstanding shares of the Bank. Bancorp’s only business is the ownership and operation of the Bank. The Bank is a Florida state-chartered commercial bank, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank opened for business on May 28, 1999 and currently provides a variety of community banking services to businesses and individuals through its five offices in Jacksonville, Duval County, Florida.

We offer a variety of competitive commercial and retail banking services. In order to compete with the financial institutions in the market, we use our independent status to the fullest extent. This includes an emphasis on specialized services for small business owners along with the professional and personal relationships of our officers, directors and employees. Loan participations are arranged for customers whose loan demands exceed legal lending limits. Our product lines include personal and business online banking and sweep accounts tied to Goldman Sachs proprietary funds, in addition to our traditional banking products. In 2002, we began offering standard mortgage products with various long-term fixed rate alternatives, pursuant to an agreement with PHH Mortgage Services. Furthermore, through the Bank’s subsidiary, Fountain Financial, Inc., and our marketing agreement with New England Financial (an affiliate of MetLife), we are able to meet the investment and insurance needs of our customers.

Substantial consolidation of the Florida banking market has occurred since the early 1980’s. As more out-of-state bank holding companies enter the Florida market, we believe that the number of depository institutions headquartered and operating in Florida will continue to decline. Our marketing programs focus on the advantages of local ownership and management, personal service and customer relationships. Particular emphasis is placed on building personal face-to-face relationships. Our management and business development teams have extensive experience with individuals and companies within our targeted market segments in the Jacksonville area. Based on our experience, we believe that we have been and will continue to be effective in gaining market share. The Bank now has five full-service branches in Jacksonville, currently employing 62 bankers. We are focused on small business, professionals and commercial real estate. Over the past two years, the Company’s Board of Directors (also referred to herein as the “Board”) has granted every employee (excluding executive officers) of the Company restricted stock, making every employee an owner.

Recent Developments

On January 28, 2008, Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Heritage Bancshares, Inc. (“Heritage”) pursuant to which, subject to the satisfaction or waiver of the conditions contained therein, Heritage will merge with and into Bancorp (the “Merger”), with Bancorp remaining as the surviving entity. Also pursuant to the Merger Agreement, two members of Heritage’s board of directors will be appointed to Bancorp’s board of directors.

Under the terms of the Merger Agreement, Heritage shareholders may elect to receive, for each share of Heritage common stock held on the record date, either 0.6175 shares of Bancorp’s common stock or $17.29 in cash, or a combination of Bancorp’s common stock and cash. The proposed consideration will consist of approximately 738,000 shares of Bancorp’s common stock and $8.8 million in cash, reflecting a mix of consideration of 70% stock and 30% cash.

The Merger is conditioned upon approval by the Federal Reserve Board, the Florida Office of Financial Regulation, the Heritage shareholders and other customary closing conditions. The Merger Agreement contains customary representations, warranties and covenants of Bancorp and Heritage. Heritage is located in Clay and St. Johns Counties, Florida. We believe this strategic merger will provide new growth opportunities as we continue to focus on the Northeast Florida market.

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

We are in competition with existing area financial institutions, including commercial banks and savings institutions, insurance companies, consumer finance companies, brokerage houses, mortgage banking companies, credit unions, and other business entities which target traditional banking markets. We face increased competition due to the Gramm-Leach-Bliley Act (the “GLB Act”), discussed under Regulation and Supervision, which allows insurance firms, securities firms, and other non-traditional financial companies to provide traditional banking services. Due to the growth of the Jacksonville area, we anticipate that significant competition will continue from existing financial services providers, as well as new entrants to the market. There are 28 separate financial institutions located in Duval County, of which eight are considered community banks with their headquarters located in Northeast Florida.

Funding Sources
Deposits
We offer a wide range of deposit accounts, including commercial and retail checking, money market, individual retirement and statement savings accounts, and certificates of deposit with fixed rates and a range of maturity options. Our sources of deposits are primarily residents, businesses, and employees of businesses within our market areas, obtained through personal solicitation by our officers and directors, direct mail solicitation, and advertisements published in the local media. We also have the ability to obtain deposits from the “national and brokered CD market” as an additional source of funding. We pay competitive interest rates on interest-bearing deposits. In addition, our service charge schedule is competitive with other area financial institutions, covering such matters as maintenance and per item processing fees on deposit accounts and special handling charges. We are also part of the Star, Cirrus, Presto and Plus ATM networks, and a member of VISA.

Borrowings

Another principal source of funds is available to the Bank by borrowing from the Federal Home Loan Bank (“FHLB”). Our FHLB lending capacity provides a line of credit up to 30% of total assets for the Bank. See “Note 5-Deposits” and “Note 6-Federal Home Loan Bank Advances” of the “Notes to Consolidated Financial Statements” for further information on our funding sources.

Lending Activities
Our Board has adopted certain policies and procedures to guide individual loan officers in carrying out lending functions. The Board has formed a Directors’ Loan Committee and appointed six directors to provide the following oversight:

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

The Board realizes that occasionally loans need to be made which fall outside the typical policy guidelines. Consequently, the Chief Executive Officer and Chief Lending Officer have the authority to make certain policy exceptions on secured loans up to $500,000. In addition, the Chief Executive Officer and Chief Lending Officer have the authority to make certain policy exceptions on unsecured loans up to $100,000. Policy exceptions on secured and unsecured loans greater than $500,000 and $100,000, respectively, must be approved by the Directors’ Loan Committee, and the full Board reviews reports of all loans and policy exceptions at its regular meetings. Additionally, the Bank has an independent company that also evaluates the quality of loans and determines if loans are originated in accordance with the guidelines established by the Board.

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

Loan Portfolio Composition

The composition of the Bank’s loan portfolio at December 31, 2007 and 2006 is indicated below, along with the growth from the prior year.

					% Increase
	Total Loans		Total Loans		(Decrease) from
	December 31,	% of Total	December 31,	% of Total	December 31,
(dollars in thousands)	2007	Loans	2006	Loans	2006 to 2007
Real estate mortgage loans:
Commercial	$210,614	61.5%	$170,762	60.1%	23.3%
Residential	75,141	21.9%	62,270	21.9%	20.7%
Construction	29,737	8.7%	25,479	9.0%	16.7%
Farmland	2,325	0.7%	1,800	0.6%	29.2%
Commercial loans	20,291	5.9%	18,903	6.7%	7.3%
Consumer loans	4,631	1.3%	4,693	1.7%	-1.3%
TOTAL	$342,739	100.0%	$283,907	100.0%	20.7%

Our nonperforming loans as a percentage of gross loans decreased from 0.30% at December 31, 2006 to 0.20% at December 31, 2007.

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

Commercial Real Estate
Commercial real estate loans are typically segmented into three categories: owner occupied commercial properties, properties used by non-profit organizations (i.e., churches and schools) and commercial properties leased to third parties for investment purposes. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policy as approved by the Board. Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors.

Residential
Residential real estate loans include loans secured by first or second mortgages on one to four family residential properties, second mortgage loans and home equity loans. Loans in the residential real estate portfolio are underwritten in accordance with policies set forth and approved by the Board, including repayment capacity and source, value of the underlying property, credit history and stability.

Other
Consumer loans are extended for various purposes, including purchases of automobiles, recreational vehicles, and boats. We also offer home improvement loans, lines of credit, personal loans, and deposit account collateralized loans. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to ten years.

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

Employees
As of February 29, 2008, the Bank had 62 employees, 60 of whom were full-time. Except for certain officers of the Bank who presently serve as officers of the Company, the Company does not have any employees. Management believes Company relations have been good.

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

At one time, a bank holding company was generally prohibited from acquiring control of any company which was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. In April 1997, the Federal Reserve Board revised and expanded the list of permissible non-banking activities in which a bank holding company could engage; however, limitations continue to exist under certain laws and regulations. The Gramm-Leach-Bliley Act (the “GLB Act”) repeals certain regulations pertaining to bank holding companies and eliminates many of the previous prohibitions. Specifically, Title I of the GLB Act repeals Sections 20 and 32 of the Glass-Steagall Act and is intended to facilitate affiliations among banks, securities firms, insurance firms, and other financial companies. To further this goal, the GLB Act amends Section 4 of the BHC Act to authorize bank holding companies that qualify as “financial holding companies” to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. The activities of bank holding companies that are not financial holding companies continue to be limited to activities authorized under the BHC Act, such as activities that the Federal Reserve Board previously has determined to be closely related to banking and permissible for bank holding companies.

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

Under these capital categories, the Company is classified as well capitalized. At December 31, 2007, the Company’s total risk-based capital and Tier 1 risk-based capital ratios were 10.60% and 9.70%, respectively. The Tier 1 leverage ratio was 8.68% as of the same date.

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

Substantially all of our revenues from external customers, long-lived assets, long-term customer relationships, mortgage and other servicing rights, deferred policy acquisition costs, and deferred tax assets are attributed to the United States.

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

Our business may face risks with respect to future expansion.

In addition to our pending merger transaction with Heritage Bancshares, Inc., we may acquire other financial institutions or parts of financial institutions in the future and we may engage in additional de novo branch expansion. Acquisitions and mergers involve a number of risks, including:
•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners;
•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;
•
the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;
•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;
•	entry into new markets where we lack experience;
•	the introduction of new products and services into our business;
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and
•	the risk of loss of key employees and customers.

We may incur substantial costs to expand and can give no assurance such expansion will result in the levels of profits we seek. There can be no assurance integration efforts for Heritage Bancshares, Inc. or any future mergers or acquisitions will be successful. In connection with the proposed merger with Heritage Bancshares, Inc., we anticipate issuing at least 738,000 shares of our common stock, which will dilute the equity ownership interests of our shareholders. Also, we may issue equity securities, including common stock, in connection with other future acquisitions, which could cause further ownership and economic dilution to our shareholders. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or, after giving effect to the acquisition, that we will achieve profits comparable to, or better than, our historical experience.

We have pursued a strategy to acquire banks which may be more difficult to integrate than anticipated.

Our pending merger with Heritage Bancshares, Inc. could cause us not to realize the expected revenue increases, cost savings or other projected benefits of the acquisition. The integration could result in higher than expected deposit attrition, deteriorating credit quality, interest rate risk, loss of key employees, or otherwise adversely affect our ability to maintain relationships with customers and employees. These factors could contribute to us not achieving the anticipated benefits of the acquisition within the desired time frames, if at all.

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

Bank regulators have imposed various conditions on us. The conditions include, among other things, that: (1) we would not assume additional debt without prior approval by the Federal Reserve Board; (2) we will remain well-capitalized at all times; (3) we will make appropriate filings with the regulatory agencies; and (4) the Bank will meet all regulatory requirements as set forth. The regulatory capital requirements imposed on the Bank could have the effect of constraining growth.

We are subject to extensive state and federal government supervision and regulations that impose substantial limitations with respect to loans, purchase of securities, payment of dividends, and many other aspects of the banking business. Regulators include the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Federal Deposit Insurance Corporation ("FDIC"), and the Florida Department of Banking and Finance (the "Florida DBF"). Applicable laws, regulations, interpretations, assessments and enforcement policies have been subject to significant and sometimes retroactively applied changes and may be subject to significant future changes. Regulatory agencies are funded, in part, by assessments imposed upon banks. The FDIC Board of Directors has approved a new system for risk-based assessments effective January 1, 2007 which resulted in additional cost to the Bank in support of a designated reserve ratio. Additional assessments could occur in the future which could impact our financial condition. Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders. Future legislation or government policy could adversely affect the banking industry, our operations, or shareholders. The burden imposed by federal and state regulations may place banks, in general, and us, specifically, at a competitive disadvantage compared to less regulated competitors. Federal economic and monetary policy may affect our ability to attract deposits, make loans, and achieve satisfactory operating results.

We could be negatively impacted by changes in interest rates and economic conditions.

Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including declines in real estate market values, rapid changes in interest rates, and the monetary and fiscal policies of the federal government. Our profitability is partly a function of the spread between the interest rates earned on investments and loans and those paid on deposits and other liabilities. As with most banking institutions, our net interest spread is affected by general economic conditions and other factors that influence market interest rates. Changes in interest rates may negatively affect our earnings and the value of our assets. Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense, our largest recurring expenditure. In a period of rising interest rates, our interest expense could increase in different amounts and at different rates while the interest that we earn on our assets may not change in the same amounts or at the same rates. Accordingly, increases in interest rates could decrease our net interest income. At any given time, our assets and liabilities may be affected differently by a given change in interest rates. As a result, an increase or decrease in rates could have a material adverse effect on our net income, capital and liquidity. While we take measures to reduce interest-rate risk, these measures may not adequately minimize exposure to interest-rate risk.

The Company is dependent on the operating performance of the Bank to provide the Company with operating funds.

The Company is a bank holding company and is dependent upon dividends from the Bank for funds to pay expenses and any cash dividends to shareholders. The Bank is subject to regulatory limitations regarding the payment of dividends. Therefore, the Bank may not be able to provide us with adequate funds to conduct our ongoing operations.

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

Our per customer lending limit is approximately $8.8 million, subject to further reduction based on regulatory criteria relevant to any particular loan. Accordingly, the size of loans which we can offer to potential customers is less than the size which many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in the market. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining customers seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

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

We are dependent primarily upon the services of Gilbert J. Pomar, III, Chief Executive Officer and President of Bancorp and the Bank; Valerie A. Kendall, Chief Financial Officer; and Scott M. Hall, Chief Lending Officer. If the services of these individuals were to become unavailable for any reason, or if we were unable to hire highly qualified and experienced personnel to replace them, our operating results could be adversely affected. While we have an employment agreement with each of Mr. Pomar and Mr. Hall, we do not have an agreement with Ms. Kendall.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is thinly traded and, therefore, you may have difficulty selling shares.

Our common stock is traded on the NASDAQ Global Market; however, we are unable to provide assurance that an active market will exist in the future or that shares can be liquidated without delay. The average daily trading volume in Jacksonville Bancorp, Inc. stock was 1,376 in 2007.

We do not anticipate paying dividends for the foreseeable future.

We do not anticipate dividends will be paid on our common stock for the foreseeable future. It is the policy of our Board to reinvest earnings for such period of time as is necessary to ensure our successful operations. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on our earnings, capital and regulatory requirements, financial conditions and other factors considered relevant by our Board. Bancorp is largely dependent upon dividends paid by the Bank to provide funds to pay cash dividends if and when the Board may declare such dividends. No assurance can be given that future earnings will be sufficient to satisfy regulatory requirements and permit the legal payment of dividends to shareholders at any time in the future. Even if we could legally declare dividends, the amount and timing of such dividends would be at the discretion of our Board. The Board may in its sole discretion decide not to declare dividends.

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

Our articles of incorporation also (1) provide for a board of directors that is divided into three classes of directors; (2) require the shareholders to take action at a duly called meeting and not by written consent; (3) limit the Board's ability to increase the number of directors; (4) require the affirmative vote of holders of two-thirds of our voting stock for certain affiliated transactions such as mergers, consolidations, sales, leases, pledges, transfers, dissolutions, reclassifications with or loans to shareholders owning more than 10% of our shares or their affiliates unless the transaction is approved by the disinterested directors and certain other conditions are met; (5) require the Board to consider a variety of factors when evaluating any proposal involving a potential tender or exchange offer, merger, sale or business combination, including the social and economic impact of such a proposal on customers, employees, and the communities in which we operate or are located, and on our ability to fulfill our corporate objectives and perform under applicable statutes and regulations; and (6) require the affirmative vote of holders of at least 66% of the voting stock to change any provisions of the articles of incorporation relating to the right of shareholders to act by consent, the classification of the board, affiliated transactions or control share acquisitions. These provisions may have the effect of delaying or preventing a change in control. As a result, these provisions could adversely affect the price of our common stock by reducing the gain which could potentially be realized by a shareholder in a change of control.

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

(1)
The Bank has a ten-year lease that expires September 30, 2014 for our headquarters location which specifies rent of $20.00 per square foot and is subject to annual increases of $0.50 per square foot on October 1st of each year through September 30, 2014. The Bank has five renewal options, each to extend the term of the lease for five years, the first option term commencing on October 1, 2014, and the last option term ending on September 30, 2039.

(2)
The Bank took occupancy of this branch on November 1, 2005 and opened for business on February 6, 2006. The Bank has a 10-year lease that expires November 1, 2015 for this branch, which specifies rent of $90,000 per annum and is subject to annual increases of 3% on November 1 of each year through November 1, 2015. The Bank has four renewal options, each to extend the term of the lease for five years, the first option term commencing on November 1, 2015, and the last option term ending on November 1, 2035.

(3)
The Bank took occupancy of this branch on January 13, 2006 and opened for business on June 9, 2006. The Bank has a 10-year lease that expires January 13, 2016 for this branch, which specifies rent of $210,870 per annum and is subject to annual increases on the anniversary date to the extent of any percentage change that occurs in the consumer price index for all urban consumers. The Bank has two renewal options, each to extend the term of the lease for five years, the first option term commencing on January 13, 2016, and the last option term ending on January 13, 2026.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, as a normal incident of the nature and kind of business in which we are engaged, various claims or charges are asserted against us and/or our directors, officers or affiliates. In the ordinary course of business, the Company and its subsidiary are also subject to regulatory examinations, information gathering requests, inquiries and investigations. Other than ordinary routine litigation incidental to our business, management believes after consultation with legal counsel that there are no pending legal proceedings against the Company or the Bank that will, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on NASDAQ under the symbol JAXB. The following table shows the high and low sale prices of our common stock for each quarter of 2006 and 2007.

Year	Quarter	High	Low
2006	First	$33.72	$30.00
	Second	$33.00	$27.71
	Third	$38.99	$30.49
	Fourth	$36.71	$32.86
2007	First	$35.99	$31.16
	Second	$35.93	$26.95
	Third	$32.21	$27.00
	Fourth	$27.95	$18.29

As of March 14, 2008, the Corporation had 1,747,981 outstanding shares of common stock, par value $.01 per share, held by approximately 144 registered shareholders of record.

It is the policy of our board of directors to reinvest earnings for such period of time as is necessary to ensure our successful operations. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on our earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by our board of directors. For more information regarding the Company’s ability to pay dividends, please refer to the section captioned “Regulation and Supervision” under Item 1 of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Equity Compensation Plans Information

The following table sets forth the securities authorized for issuance under the Jacksonville Bancorp, Inc. Stock Option Plan, as amended, and the 2006 Stock Incentive Plan, as of December 31, 2007:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	160,942	$14.70	17,225
Equity compensation plans not approved by security holders	—	—	—
Total	160,942	$14.70	17,225

Shareholder Return Performance

A five-year comparison of shareholder return performance of the Company with the Russell 3000 Index and the SNL Southeast Bank Index is shown on the graph below. This graph assumes that $100 was invested on December 31, 2002 and all dividends were reinvested in the Company and other indices. The Russell 3000 index is a broad equity market index which measures the performance of the largest 3,000 U.S. companies representing approximately 98% of the U.S. equity market. The SNL Southeast Bank Index is a published industry index which represents publicly-traded banks and bank holding companies located in the southeastern United States.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Jacksonville Bancorp, Inc.	100.00	137.47	225.93	277.87	277.45	166.81
Russell 3000	100.00	131.06	146.71	155.69	180.16	189.42
SNL Southeast Bank Index	100.00	125.58	148.92	152.44	178.75	134.65

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

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 – October 31, 2007	234	$27.90	—	—
November 1 – November 30, 2007	—	—	—	—
December 1 – December 31, 2007	1,650	$24.19	—	—
Total	1,884	—	—	—

ITEM6.	SELECTED FINANCIAL DATA
The selected consolidated financial data presented below as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 have been derived from our Consolidated Financial Statements. The ratios and other data are unaudited and have been derived from our records. The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

At or for the Year Ended December 31,
(Dollars in thousands, except per share figures)
	2007	2006	2005	2004	2003
Financial Condition Data:
Cash and cash equivalents	$6,035	$4,478	$4,767	$6,735	$3,894
Securities	29,777	26,109	24,261	23,175	16,830
Loans, net	339,265	281,006	232,031	188,137	150,976
All other assets	16,885	13,982	11,985	5,697	5,167

Total assets	$391,962	$325,575	$273,044	$223,744	$176,867

Deposit accounts	288,893	282,626	234,211	201,188	158,539
Other borrowings	74,830	18,832	17,650	4,000	4,296
All other liabilities	1,610	979	1,337	752	625
Shareholders' equity	26,629	23,138	19,846	17,804	13,407

Total liabilities and shareholders' equity	$391,962	$325,575	$273,044	$223,744	$176,867

	2007	2006	2005	2004	2003
Operations Data:
Total interest income	26,808	22,017	15,748	10,858	8,729
Total interest expense	14,419	10,945	6,529	3,928	3,111

Net interest income	12,389	11,072	9,219	6,930	5,618
Provision for loan losses	542	546	481	282	1,580

Net interest income after provision for loan losses	11,847	10,526	8,738	6,648	4,038

Noninterest income	1,184	1,047	964	767	1,550
Noninterest expenses	8,485	7,573	6,287	5,274	3,971

Income before income taxes	4,546	4,000	3,415	2,141	1,617
Income taxes	1,588	1,477	1,242	806	613

Net income	$2,958	$2,523	$2,173	$1,335	$1,004

Per Share Data:
Basic earnings per share	$1.70	$1.46	$1.27	$.86	$.68
Diluted earnings per share	1.63	1.39	1.21	.79	.67
Dividends declared per share	—	—	—	—	—
Total shares outstanding at end of year	1,746,331	1,741,688	1,714,716	1,708,366	1,467,166

Ratios and Other Data:
Book value per share at end of year	$15.23	$13.28	$11.57	$10.42	$9.14
Return on average assets	0.82%	0.83%	0.88%	0.66%	0.64%
Return on average equity	12.08%	11.92%	11.69%	8.84%	7.80%
Average equity to average assets	6.76%	6.95%	7.49%	7.46%	8.16%
Interest rate spread during the period	2.91%	3.15%	3.27%	3.14%	3.31%
Net yield on average interest-earning assets	3.56%	3.81%	3.88%	3.53%	3.72%
Noninterest expenses to average assets	2.34%	2.49%	2.53%	2.60%	2.52%
Average interest-earning assets to average interest-bearing liabilities	1.16	1.17	1.22	1.19	1.20
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	0.18%	0.26%	0.28%	0.29%	0.63%
Allowance for loan losses as a percentage of total loans at end of year	0.91%	0.92%	0.94%	0.97%	1.10%
Total number of banking offices[1]	5	5	3	3	3

(1) Amount represents banking offices operating at December 31 of each year. The Bank currently has five operating offices.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years Ended December 31, 2007, 2006 and 2005

General
Jacksonville Bancorp, Inc. (“Bancorp”) was incorporated on October 24, 1997 and was organized to conduct the operations of The Jacksonville Bank (the “Bank”). The Bank is a Florida state-chartered commercial bank that opened for business on May 28, 1999, and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals in Duval County, Florida. During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary. The primary business activities of Fountain Financial, Inc. consist of the referral of our customers to third parties for the sale of insurance and investment products.

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

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities, controlling the growth of noninterest expenses and maintaining strong asset quality. Our current strategy is to grow organically and through acquisition if price, culture and market fit within our strategies.

On January 28, 2008, Bancorp entered into the Merger Agreement with Heritage pursuant to which, subject to the satisfaction or waiver of the conditions contained therein, Heritage will merge with and into Bancorp, with Bancorp remaining as the surviving entity. Heritage has branch locations in Clay and St. Johns Counties, Florida. We believe the Merger will provide new growth opportunities as we continue to focus on the Northeast Florida market. The pricing, market and culture fit indicate the acquisition will be advantageous to our growth and expansion plans.

2007 Executive Overview
The following were significant factors related to 2007 results as compared to 2006. The 2007 performance is reflective of the successful execution of our strategy to focus on organic growth within the Northeast Florida market. During 2007, we recorded strong growth in commercial real estate loans. During the year, commercial real estate loans increased by $39.9 million, or 23.3%. Total loans increased by $58.2 million, or 20.7%.

Total deposits increased by $6.3 million, or 2.2%, during 2007. The following are changes in the deposit categories:

o	Noninterest-bearing deposits increased $2.4 million, or 7.3%.

o	Money market savings and NOW deposits decreased by $34.3 million, or 22.8%.

o
The certificate of deposit portfolio increased by $38.1 million. The Company’s management pursued local deposits more aggressively by offering competitive deposit products in an effort to attract core deposits and utilized the National CD and Brokered CD market as an additional source of funding the asset growth.

o
Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances and subordinated debentures, totaled $74.8 million at year end 2007 compared to $18.7 million at the end of 2006. During 2007, we increased our FHLB advances by $56.2 million.

Total shareholders’ equity increased $3.5 million, or 15.1% during 2007, supporting management’s commitment to retain sufficient earnings to protect shareholders and depositors, provide for reasonable growth and fully comply with regulatory requirements.

Credit quality remained healthy in 2007 with no substantial charge-offs in 2007 or 2006. The allowance for loan loss as a percentage of total loans outstanding was 0.91% at December 31, 2007, compared to 0.92% at December 31, 2006.

Our net income was $3.0 million in 2007 as compared to $2.5 million in 2006, an increase of $435,000, or 17.2%. Our diluted earnings per share were $1.63 in 2007 as compared to $1.39 in 2006, an increase of $0.24 per diluted share, or 17.3%. Return on average assets and return on average equity were 0.82% and 12.08%, respectively, in 2007 compared to 0.83% and 11.92%, respectively, in 2006.

Interest income was $26.8 million in 2007 as compared to $22.0 million in 2006, an increase of $4.8 million, or 21.8%, primarily due to an increase in 2007 of $57.5 million in average interest-earning assets compared to 2006.

Basic average shares outstanding increased to 1,744,512 in 2007 from 1,726,350 in 2006 primarily as a result of stock option exercises. The diluted weighted average shares outstanding increased to 1,816,149 from 1,812,890 in the same periods.

Noninterest income increased $137,000 in 2007 primarily due to a 15.1% increase in service charges earned and a $47,000 gain on the sale of loans. The Company from time to time decides to sell certain loans; however, it does not hold loans for sale.

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

The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans. The evaluations take into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay. The level of the allowance for loan loss is also impacted by increases and decreases in loans outstanding, because either more or less allowance is required as the amount of the Company's credit exposure changes. To the extent actual loan losses differ materially from management's estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of the provision for loan loss, and related allowance can, and will, fluctuate.

Recent Accounting Pronouncements
Please refer to Note 1 of the accompanying Consolidated Financial Statements for information related to the adoption of new accounting standards and the effect of newly issued but not yet effective accounting standards.

Securities
The securities portfolio is categorized as either "held to maturity," "available for sale," or "trading." Securities held to maturity represent those securities which the Bank has the intent and ability to hold to maturity. Securities available for sale represent those investments which may be sold for various reasons, including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income (loss). Trading securities are held primarily for resale and are recorded at their fair values. Gains or losses on trading securities are included immediately in earnings. During 2007, 2006 and 2005, the Bank had no trading securities.

The following table sets forth the amortized costs and fair value of our securities portfolio (dollars in thousands):

	At December 31, 2007		At December 31, 2006		At December 31, 2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency securities	$7,981	$8,000	$10,473	$10,280	$7,295	$7,108
Mortgage-backed securities	10,796	10,768	8,995	8,829	12,458	12,231
State and municipal securities	10,939	10,959	7,060	6,950	5,036	4,872
Total	$29,716	$29,727	$26,528	$26,059	$24,789	$24,211
Security held to maturity:
State of Israel bond	$50	$50	$50	$50	$50	$50

The following table sets forth, by maturity distribution, certain information pertaining to the securities (dollars in thousands):

			After 1 Year		After 5 Years
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2007:
Securities available for sale:
U.S. Government agency securities	$-	-	$1,000	4.46%	$6,497	5.01%	$484	5.59%
Mortgage-backed securities	-	-	1,844	4.20%	2,135	4.44%	6,817	4.25%
State and municipal securities	-	-	-	-	6,013	3.63%	4,926	4.02%
Total	$-	-	$2,844	4.27%	$14,645	4.14%	$12,227	4.20%
Security held to maturity:
State of Israel bond			$50	7.50%
Total			$50	7.50%

	Totals
	Amount	Yield
At December 31, 2007:
Securities available for sale:
U.S. Government agency securities	$7,981	4.97%
Mortgage-backed securities	10,796	4.27%
State and municipal securities	10,939	3.79%
Total	$29,716	4.18%
Security held to maturity:
State of Israel bond	$50	7.50%
Total	$50	7.50%

Loan Portfolio Composition
Commercial real estate loans comprise the largest group of loans in our portfolio amounting to $242.7 million, or 70.8% of the total loan portfolio, at December 31, 2007, increasing from $198.0 million, or 69.7%, at December 31, 2006. Residential real estate loans comprise the second largest group of loans in the portfolio, amounting to $75.1 million, or 21.9% of the total loan portfolio, at December 31, 2007, as compared to $62.2 million, or 21.9%, at December 31, 2006. As of December 31, 2007, commercial loans amounted to $20.3 million, or 5.9% of total loans, which were $18.9 million, or 6.7%, at December 31, 2006. The following table sets forth the composition of our loan portfolio (dollars in thousands):

	At December 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial real estate(1)	$242,677	70.8%	$198,041	69.7%	$156,260	66.7%	$121,542	63.9%	$93,899	61.5%

Commercial	20,291	5.9	18,903	6.7	16,681	7.1	15,855	8.3	16,443	10.8
Residential real estate	75,140	21.9	62,270	21.9	57,985	24.7	46,663	24.6	36,594	24.0
Consumer and other	4,631	1.4	4,693	1.7	3,461	1.5	6,013	3.2	5,729	3.7

	$342,739	100.0%	$283,907	100.0%	$234,387	100.0%	$190,073	100.0%	$152,665	100.0%

Add (deduct):
Allowance for loan losses	(3,116)		(2,621)		(2,207)		(1,843)		(1,679)
Net deferred (fees) costs	(358)		(280)		(149)		(93)		(10)

Loans, net	$339,265		$281,006		$232,031		$188,137		$150,976

The following table reflects the contractual principal repayments by period of our loan portfolio at December 31, 2007 (in thousands):

		Commercial
		Real	Residential
Years Ending	Commercial	Estate	Mortgage	Consumer
December 31,	Loans	Loans(1)	Loans	Loans	Total

Less than 1 year	$16,355	$79,616	$29,725	$2,252	$127,948
1-5 years	3,812	108,031	22,799	1,871	136,513
Greater than 5 years	124	55,030	22,616	508	78,278

Total	$20,291	$242,677	$75,140	$4,631	$342,739

(1) For presentation purposes, construction and farmland loans have been classified as commercial real estate loans.

	Loans Maturing
(in thousands)	Within 1 Year	1-5 Years	After 5 Years	Total
Loans with:
Fixed interest rates	$46,886	$113,310	$59,895	$220,091
Variable interest rates	81,062	23,203	18,383	122,648
Total Loans	$127,948	$136,513	$78,278	$342,739

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

Credit Risk
Our primary business is making commercial, real estate, business and consumer loans. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. While the Company has instituted underwriting guidelines and credit review procedures to protect it from avoidable credit losses, some losses will inevitably occur. At December 31, 2007, the Company had nonperforming assets of $690,000 that were not accruing interest. In addition, it charged off loans totaling $71,000 in 2007.

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

	At December 31,
	2007	2006	2005	2004	2003
Nonperforming loans:
Commercial loans	$680	$839	$753	$413	$596
Residential real estate loans	—	—	10	33	130
Consumer loans and other	10	12	3	208	—

Total nonperforming loans	$690	$851	$766	$654	$726

Total nonperforming loans to total assets	0.18%	0.26%	0.28%	0.29%	0.41%

Allowance and Provision for Loan Losses

The allowance for loan losses is a valuation allowance for credit losses in the loan portfolio. Management has adopted a methodology to properly analyze and determine an adequate loan loss allowance. The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb all estimated losses in the Company’s loan and lease portfolio.

Due to their similarities, the Company has grouped the loan portfolio into three components. The components are residential real estate, consumer loans and commercial loans. The Company has created a loan classification system to properly calculate the allowance for loan losses. Commercial and commercial real estate loans over $100,000 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

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

The allowance for loan losses amounted to $3.1 million and $2.6 million at December 31, 2007 and December 31, 2006, respectively. Based on an analysis performed by management at December 31, 2007, the allowance for loan losses is considered to be adequate to cover probable incurred loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required.

Since the beginning of 2008, the Bank has experienced an increase in cited loans from $15.2 million to $29.1 million at February 28, 2008, while nonperforming loans as a percentage of total assets were .26% for the same period. All cited loans are monitored closely and the majority of these loans are collateralized by real estate and are well secured based on recent appraisal information. Management has analyzed its collateral position and is comfortable that any potential loss is relatively minimal and that the loan loss reserve at December 31, 2007 is deemed sufficient.

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2007	2006	2005	2004	2003
Allowance at beginning of year	$2,621	$2,207	$1,843	$1,679	$1,100

Charge-offs:
Consumer and other loans	59	16	15	—	—
Commercial real estate	—	—	—	—	171
Commercial loans	12	124	102	130	778
Residential real estate	-	-	-	-	52
	71	140	117	130	1,001
Recoveries:
Consumer loans	20	3	-	-	-
Commercial real estate	-	-	-	-	-
Commercial loans	4	5	-	12	-
Residential real estate	-	-	-	-	-
	24	8	-	12	-

Net charge-offs	47	132	117	118	1,001
Provision for loan losses charged to operating expenses	542	546	481	282	1,580

Allowance at end of year	$3,116	$2,621	$2,207	$1,843	$1,679
Ratio of net charge-offs to average loans outstanding	0.01%	0.05%	0.06%	0.07%	0.75%

Allowance as a percent of total loans	0.91%	0.92%	0.94%	0.97%	1.10%

The following table presents information regarding the total allowance for loan losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

	At December 31,
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Commercial real estate	$2,171	70.8%	$1,689	69.7%	$1,286	66.7%	$979	63.9%	$413	61.5%
Commercial	232	5.9	225	6.7	268	7.1	380	8.3	265	10.8
Residential real estate	672	21.9	667	21.9	621	24.7	425	24.6	166	24.0
Consumer and other	41	1.4	40	1.7	32	1.5	59	3.2	45	3.7
Unallocated general allowance (1)	-	-	-	-	-		-	-	790	-
Total allowance for loan losses	$3,116	100.0%	$2,621	100.0%	$2,207	100.0%	$1,843	100.0%	$1,679	100.0%
Allowance for loan losses as a percentage of total loans outstanding		0.91%		0.92%		0.94%		0.97%		1.10%

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

Deposits. Deposits are attracted principally from our primary geographic market areas in Duval County, Florida. The Bank also enhanced its geographical diversity by offering certificates of deposits nationally to other financial institutions. The Bank offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Certificate of deposit rates are set to encourage maturities based on current market conditions. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. The Company holds quarterly Asset Liability Committee (ALCO) meetings, comprised of members of the Board of Directors and management. In addition, pricing meetings are held by members of management on a monthly basis or more frequently if economic conditions dictate. The Bank emphasizes commercial banking and small business relationships in an effort to increase demand deposits as a percentage of total deposits.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

	At December 31,
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

Demand deposits	$35,433	0.00%	$34,585	0.00%	$34,475	0.00%
NOW deposits	6,919	0.17	7,804	0.21	8,103	0.22
Money market deposits	118,689	4.45	132,206	4.45	89,987	3.77
Savings deposits	10,336	3.11	10,737	3.01	13,495	1.97
Time deposits	122,077	5.26	74,280	4.57	69,411	3.25

Total deposits	$293,454	4.10%	$259,612	3.70%	$215,471	2.75%

The following table presents maturity of our time deposits at December 31, 2007:

	Deposits	Deposits
	$100,000	Less Than
	and Greater	$100,000	Total
Due three months or less	$15,352	$22,422	$37,774
Due more than three months to six months	10,508	21,360	31,868
More than six months to one year	15,444	44,840	60,284
One to five years	2,066	5,338	7,404
More than five years	-	-	-
	$43,370	$93,960	$137,330

Liquidity and Capital Resources
The Company’s liquidity is its ability to maintain a steady flow of funds to support its ongoing operating, investing and financing activities. Our Board establishes policies and analyzes and manages liquidity to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. Liquidity management is viewed from a long-term and a short-term perspective as well as from an asset and liability management perspective. We monitor liquidity through a regular review of loan and deposit maturities and loan and deposit forecasts to minimize funding risk.

As discussed above, sources of liquidity include principal paydowns of loans and investment securities, customer deposits and borrowings. The Bank has an unsecured federal funds purchased accommodation with its main correspondent bank totaling $5.3 million at December 31, 2007, all of which was available as of that date. In addition, the Company has invested in FHLB stock for the purpose of establishing credit lines with FHLB. This line is collateralized by a blanket lien arrangement on the Company’s first mortgage loans, second mortgage loans and commercial real estate loans. Based on this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to $73.0 million from this credit line, of which it had borrowed $67.8 million at December 31, 2007. In addition, the Company had available credit lines with other correspondent banks totaling $26.6 million.

Scheduled maturities and paydowns of its investment securities are an additional source of liquidity. During 2007, the Company had received approximately $5.3 million from maturities and paydowns of investment securities. The Bank also has the ability to convert marketable securities into cash or access new or existing sources of incremental funds if the need should arise. Additionally, the Bank has access to the national and brokered deposit markets to supplement liquidity needs.

At December 31, 2007, the Bank had outstanding commitments to borrowers for available lines of credit and standby letters of credit totaling $41.5 million and $692,000, respectively. Based on the sources of liquidity discussed above, the Company believes that it has access to sufficient funds to cover such commitments, should the need arise.

Regulatory Capital Requirements
The Bank is required to meet certain minimum regulatory capital requirements. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and percentages of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2007, the Bank and Company met all capital adequacy requirements to which they were subject. The regulatory capital minimums and the Company’s and Bank's actual data for the indicated periods are set forth in the table below (dollars in thousands).

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007
Total Capital to risk weighted assets
Consolidated	$36,739	10.60%	$27,715	8.00%	N/A	N/A
Bank	35,313	10.16	27,819	8.00	$34,774	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	33,623	9.70	13,858	4.00	N/A	N/A
Bank	32,197	9.26	13,910	4.00	20,864	6.00
Tier 1 (Core) Capital to average assets
Consolidated	33,623	8.68	15,487	4.00	N/A	N/A
Bank	32,197	8.31	15,496	4.00	19,370	5.00

2006
Total Capital to risk weighted assets
Consolidated	$33,052	11.48%	$20,043	8.00%	N/A	N/A
Bank	29,594	10.18	23,263	8.00	$29,079	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	30,431	10.57	11,521	4.00	N/A	N/A
Bank	26,973	9.28	11,632	4.00	17,447	6.00
Tier 1 (Core) Capital to average assets
Consolidated	30,431	9.47	12,856	4.00	N/A	N/A
Bank	26,973	8.38	12,872	4.00	16,091	5.00

Under Federal Reserve policy, the Company is expected to act as a source of financial strength to, and to commit resources to support, the Bank. Management actively manages capital levels in conjunction with asset growth plans, creating a positive impact on shareholder value.

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

The following is a summary of the Company's contractual obligations, including certain on-balance-sheet obligations, at December 31, 2007 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Certificates of deposit	$137,330	$129,926	$6,759	$645	$-
FHLB advances	67,830	47,830	15,000	5,000	-
Subordinated debt	7,000	-	-	-	7,000
Operating leases	5,173	671	1,375	1,420	1,707
Standby letters of credit	692	692	-	-	-
Unused line of credit loans	41,539	41,539	-	-	-

Total	$259,564	$220,658	$23,134	$7,065	$8,707

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2007 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

		Over 3
		Months	Over 6	Over 1
	3 Months	to 6	Months	Year to	Over 5
	or Less	Months	to 1 Year	5 Years	Years	Total
Loans (1)	$166,475	$19,133	$26,506	$126,847	$303	$339,264
Securities	3,050	1,432	3,445	11,248	10,551	29,726
Federal funds sold	842	-	-	-	-	842
Federal Home Loan Bank stock	3,639	-	-	50	53	3,742
Other	5,011	-	-	-	-	5,011
Total rate-sensitive assets	$179,017	$20,565	$29,951	$138,145	$10,907	$378,585

Deposit accounts:
NOW deposits	-	-	-	-	7,359	7,359
Money market accounts	98,495	-	-	-	-	98,495
Savings deposits	10,325	-	-	-	-	10,325
Time deposits	37,591	31,868	60,185	7,404	-	137,048
Total deposit accounts (2)	146,411	31,868	60,185	7,404	7,359	253,227
FHLB advances	39,830	3,000	5,000	20,000	-	67,830
Subordinated debt	7,000	-	-	-	-	7,000
Total rate-sensitive liabilities	$193,241	$34,868	$65,185	$27,404	$7,359	$328,057

Gap repricing difference	$(14,224)	$(14,303)	$(35,234)	$110,741	$3,548	$50,528

Cumulative gap	$(14,224)	$(28,527)	$(63,761)	$46,980	$50,528

Cumulative gap to total rate-sensitive assets	(3.76)%	(7.54)%	(16.84)%	12.41%	13.35%

(1)
Variable rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed rate loans are scheduled, including repayments, according to their contractual maturities.

(2)
Certain liabilities such as NOW accounts, while technically are subject to immediate repricing in response to changing market rates, historically have shown little volatility. Conversely, many of the money market and savings accounts float with the prime lending rate and, therefore, are assumed to reprice within a three-month horizon. Management subjectively sets rates on all accounts.

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

				Year Ended December 31,
	2007			2006			2005
		Interest	Average		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans (1)	$317,409	$25,349	7.99%	$260,318	$20,654	7.93%	$211,456	$14,708	6.96%
Securities (2)	30,130	1,399	4.64	27,382	1,201	4.39	24,034	992	4.13
Other interest-earning assets (3)	841	60	7.13	3,222	161	5.00	2,183	50	2.29
Total interest-earning assets	$348,380	$26,808	7.70	$290,922	$22,016	7.57	$237,673	$15,750	6.63%

Noninterest-earning assets (4)	13,861			13,662			10,493
Total assets	$362,241			$304,584			$248,166

Interest-bearing liabilities:
Savings deposits	10,336	321	3.11	10,737	323	3.01	13,495	266	1.97
NOW deposits	6,919	12	0.17	7,804	16	0.21	8,103	18	0.22
Money market deposits	118,689	5,276	4.45	132,206	5,885	4.45	89,987	3,394	3.77
Time deposits	122,077	6,421	5.26	74,280	3,398	4.57	69,411	2,255	3.25
FHLB advances	35,712	1,816	5.09	18,362	969	5.28	8,879	337	3.80
Subordinated debentures	7,000	559	7.99	4,156	335	8.06	4,000	246	6.15
Other interest-bearing liabilities (5)	270	14	5.19	323	19	5.88	414	13	3.14
Total interest-bearing liabilities	301,003	14,419	4.79	247,868	10,945	4.42	194,289	6,529	3.36

Noninterest-bearing liabilities	36,749			35,558			35,281
Shareholders' equity	24,489			21,158			18,596
Total liabilities and shareholders' equity	$362,241			$304,584			$248,166

Net interest/dividend income		$12,389			$11,071			$9,221

Interest rate spread (6)			2.91%			3.15%			3.27%

Net interest margin (7)			3.56%			3.81%			3.88%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.16			1.17			1.22

(1)	Average loans include nonperforming loans. Interest on loans includes loan fees of $436 in 2007, $298 in 2006 and $269 in 2005.
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

Years Ended December 31, 2007 vs. 2006:
	Increase (Decrease) Due to (1)
	Rate	Volume	Total
Interest-earning assets:
Loans	$136	$4,559	$4,695
Securities	73	125	198
Other interest-earning assets	50	(151)	(101)

Total	259	4,533	4,792

Interest-bearing liabilities:
Savings deposits	10	(12)	(2)
NOW deposits	(2)	(2)	(4)
Money market deposits	(8)	(601)	(609)
Time deposits	571	2,452	3,023
FHLB advances	(37)	884	847
Subordinated debentures	(3)	227	224
Other interest-bearing liabilities	(2)	(3)	(5)

Total	529	2,945	3,474

Net change in net interest income	$(270)	$1,588	$1,318

Years Ended December 31, 2006 vs. 2005:
	Increase (Decrease) Due to (1)
	Rate	Volume	Total
Interest-earning assets:
Loans	$2,250	$3,696	$5,946
Securities	129	86	215
Other interest-earning assets	36	75	111

Total	2,415	3,857	6,272

Interest-bearing liabilities:
Savings deposits	119	(62)	57
NOW deposits	(1)	(1)	(2)
Money market deposits	691	1,800	2,491
Time deposits	975	168	1,143
FHLB advances	169	463	632
Subordinated debentures	79	10	89
Other interest-bearing liabilities	9	(3)	6

Total	2,041	2,375	4,416

Net change in net interest income	$374	$1,482	$1,856

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

General. Net earnings for the year ended December 31, 2007 were $3.0 million, or $1.70 per basic share and $1.63 per diluted share, compared to a net earnings of $2.5 million, or $1.46 per basic and $1.39 per diluted share in 2006.

Interest Income and Expense. Interest income totaled $26.8 million for the year ended December 31, 2007, compared to $22.0 million in 2006. Interest earned on loans was $25.3 million in 2007, compared to $20.7 million in 2006. This increase resulted from an increase in the average loan portfolio balance from $260.3 million for the year ended December 31, 2006 to $317.4 million for the year ended December 31, 2007, combined with an increase in the average yield on loans from 7.93% in 2006 to 7.99% in 2007.

Interest on securities was $1.4 million for the year ended December 31, 2007, compared to $1.2 million for the year ended December 31, 2006. The Company invested approximately $8.5 million in new securities in the current year, of which $3.8 million was invested in municipal securities.

Interest expense on deposit accounts amounted to $12.0 million for the year ended December 31, 2007, compared to $9.6 million in 2006. The increase resulted from an increase in the average balance of interest-bearing deposits from $225.0 million in 2006 to $258.0 million in 2007, combined with an increase in the weighted average cost of interest-bearing deposits from 4.27% in 2006 to 4.66% in 2007 due to increased competitive pressure in the local and national markets. Interest on FHLB advances, subordinated debt and other borrowings amounted to $2.4 million for the year ended December 31, 2007, with a weighted average cost of 5.56%.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectibility of the Company's loan portfolio. The provision for the year ended December 31, 2007 was $542,000, compared to $546,000 in 2006. Although the Company experienced an increase in average loans outstanding during 2007, credit quality remained healthy with nonperforming loans at 0.18% of total loans outstanding at year-end and net charge-offs at 0.01% of average loans for the year. Management believes that the allowance for loan losses of $3.1 million at December 31, 2007 is adequate.

Noninterest Income. Noninterest income increased to $1.2 million for the year ended December 31, 2007, compared to $1.0 million for the year ended December 31, 2006. This increase is mainly the result of an $84,000 increase in service charges and a $47,000 gain on sale of loans.

Noninterest Expense. Noninterest expense totaled $8.5 million for the year ended December 31, 2007, compared to $7.6 million in 2006. Salaries and employee benefits and occupancy and equipment accounted for an increase of $733,000 as well as an increase in FDIC insurance as discussed below. The increase in salaries and employee benefits and occupancy and equipment is a result of the full absorption of additional staffing, rent and equipment expense related to the Company’s two newest locations. The Company opened its fourth location in February 2006 and its fifth location in June 2006. Additionally, the implementation of the Federal Deposit Insurance Reform Act of 2005 (effective January 1, 2007), a new system for risk-based assessments, and setting the designated reserve ratio at 1.25 percent resulted in an increase of $171,000. The new assessment rates, which took effect on January 1, 2007, primarily impact financial institutions not in existence on December 31, 1996.

Income Taxes (Benefit). Income taxes for the year ended December 31, 2007 were $1,588,000 (an effective rate of 34.9%) compared to $1,477,000 in 2006 (an effective rate of 36.9%).

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

General. Net earnings for the year ended December 31, 2006 were $2.5 million, or $1.46 per basic share and $1.39 per diluted share, compared to a net earnings of $2.2 million, or $1.27 per basic and $1.21 per diluted share in 2005.

Interest Income and Expense. Interest income totaled $22.0 million for the year ended December 31, 2006, compared to $15.7 million in 2005. Interest earned on loans was $20.7 million in 2006, compared to $14.7 million in 2005. This increase resulted from an increase in the average loan portfolio balance from $211.5 million for the year ended December 31, 2005 to $260.3 million for the year ended December 31, 2006, combined with an increase in the average yield on loans from 6.96% in 2005 to 7.93% in 2006. The Company was able to benefit from an increase in short-term interest rates by the Federal Reserve Board in 2006.

Interest on securities was $1.2 million for the year ended December 31, 2006, compared to $990,000 for the year ended December 31, 2005. The Company invested approximately $5.2 million in new securities in the current year, of which $2.0 million was invested in municipal securities. This resulted in an overall increase in the portfolio yield of 51 basis points on a tax-equivalent basis.

Interest expense on deposit accounts amounted to $9.6 million for the year ended December 31, 2006, compared to $5.9 million in 2005. The increase resulted from an increase in the average balance of interest-bearing deposits from $181.0 million in 2005 to $225.0 million in 2006, combined with an increase in the weighted average cost of interest-bearing deposits from 3.28% in 2005 to 4.27% in 2006 due to the increases in short-term interest rates by the Federal Reserve Board during 2006. Interest on FHLB advances, subordinated debt and other borrowings amounted to $1.3 million for the year ended December 31, 2006, with a weighted average cost of 5.79%. In December 2006, the Company issued an additional $3.0 million of trust preferred securities priced at three-month LIBOR plus 173 basis points.

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

Noninterest Expense. Noninterest expense totaled $7.6 million for the year ended December 31, 2006, compared to $6.3 million in 2005. Salaries and employee benefits and occupancy and equipment increased $1.0 million over 2005 as a result of the Bank’s fourth and fifth locations, which opened for business on February 6, 2006 and June 9, 2006, respectively. Salaries and employee benefits also increase as a result of SFAS 123R, Share-Based Payments, which required that compensation associated with share-based payments be expensed beginning January 1, 2006. Data processing and courier, freight and postage expense also increased as a result of the additional branch locations.

Income Taxes (Benefit). Income taxes for the year ended December 31, 2006 were $1,477,000 (an effective rate of 36.9%) compared to $1,242,000 in 2005 (an effective rate of 36.4%).

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

The ALCO Committee of the Board meets quarterly to review a summary reporting package along with strategies proposed by management.

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

The Company utilizes a third party and its proprietary simulation model to assist in identifying and managing interest-rate risk. The December 31, 2007 analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates is presented below. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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

	Interest Rates		Interest Rates
	Decrease 200 BP	Base	Increase 200 BP

Hypothetical Net Interest Income	13,249	13,347	13,125

Net Interest Income ($ change)	(98)	—	(222)

Net Interest Income (% change)	(.74)%	—	(1.66)%

Hypothetical Market Value of Equity	50,547	48,581	43,822

Market Value ($ Change)	1,966	—	(4,759)

Market Value (% Change)	4.0%	—	(9.8)%

The interest rate risk position of the Company is liability sensitive. Under the simulation modeling, the base is projected to increase over the first year; similarly, as rates fall, net interest income trends upward along with the base although not as rapidly. The large base of floating rate loans is overshadowed by the floating rate non-maturity deposits and the short-term CD portfolio.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Jacksonville Bancorp, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Jacksonville Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Crowe Chizek and Company LLC

Fort Lauderdale, Florida
March 25, 2008

JACKSONVILLE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31,
(Dollar amounts in thousands except per share data)

	2007	2006
ASSETS
Cash and due from financial institutions	$5,584	$4,373
Federal funds sold	451	105

Cash and cash equivalents	6,035	4,478

Securities available for sale	29,727	26,059
Securities held to maturity (fair value 2007-$50, 2006-$50)	50	50
Loans, net of allowance for loan losses of $3,116 in 2007 and $2,621 in 2006	339,265	281,006
Bank owned life insurance	5,010	4,837
Federal Home Loan Bank stock, at cost	3,638	1,071
Premises and equipment, net	4,342	4,616
Accrued interest receivable	2,275	2,107
Deferred income taxes	807	671
Other assets	813	680

Total assets	$391,962	$325,575

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$35,382	$32,967
Money market, NOW and savings deposits	116,181	150,451
Time deposits	137,330	99,208
Total deposits	288,893	282,626
Federal funds purchased	-	182
Federal Home Loan Bank advances	67,830	11,650
Subordinated debentures	7,000	7,000
Other liabilities	1,610	979

Total liabilities	365,333	302,437

Shareholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 8,000,000 shares authorized; 1,747,981 and 1,743,338 shares issued in 2007 and 2006	17	17
Additional paid-in capital	18,459	18,230
Retained earnings	8,186	5,241
Treasury stock, at cost (2007-1,650 shares, 2006-1,650 shares)	(40)	(57)
Accumulated other comprehensive loss	7	(293)

Total shareholders’ equity	26,629	23,138

Total liabilities and shareholders’ equity	$391,962	$325,575

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,
(Dollar amounts in thousands except per share data)

	2007	2006	2005
Interest and dividend income
Loans, including fees	$25,349	$20,654	$14,708
Taxable securities	1,082	979	910
Tax-exempt securities	317	223	80
Federal funds sold and other	60	161	50
Total interest income	26,808	22,017	15,748

Interest expense
Deposits	12,029	9,622	5,933
Federal Home Loan Bank advances	1,817	969	337
Subordinated debentures	559	335	246
Federal funds purchased and repurchase agreements	14	19	13
Total interest expense	14,419	10,945	6,529

Net interest income	12,389	11,072	9,219

Provision for loan losses	542	546	481

Net interest income after provision for loan losses	11,847	10,526	8,738

Noninterest income
Service charges on deposit accounts	639	555	625
Net gain on sales of loans	47	-	-
Net loss on disposal of premises and equipment	-	(9)	-
Other	498	501	339
Total noninterest income	1,184	1,047	964

Noninterest expense
Salaries and employee benefits	4,281	3,754	3,195
Occupancy and equipment	1,674	1,468	1,012
Data processing	595	501	438
Federal deposit insurance	259	88	75
Advertising and business development	517	408	415
Professional fees	326	372	375
Telephone	124	98	62
Director fees	192	268	202
Courier, freight and postage	158	170	124
Other	359	446	389
Total noninterest expense	8,485	7,573	6,287

Income before income taxes	4,546	4,000	3,415

Income tax expense	1,588	1,477	1,242

Net income	$2,958	$2,523	$2,173

Earnings per share:
Basic	$1.70	$1.46	$1.27
Diluted	$1.63	$1.39	$1.21

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands except per share data)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2004	1,708,366	$17	$17,381	$546	$-	$(140)	$17,804
Comprehensive income:
Net income				2,173			2,173
Change in unrealized gain (loss) on securities available for sale, net of sale, net of tax benefit						(221)	(221)
Total comprehensive income							1,952
Share-based compensation	4,500			(1)	132		131
Purchase of treasury stock	(6,150)				(186)		(186)
Exercise of common stock options, including tax benefit of $53	8,000		145				145

Balance at December 31, 2005	1,714,716	17	17,526	2,718	(54)	(361)	19,846
Comprehensive income:
Net income				2,523			2,523
Change in unrealized gain (loss) on securities available for sale, net of tax benefit						68	68
Total comprehensive income							2,591
Share-based compensation	6,900		153		228		381
Purchase of treasury stock	(6,900)				(231)		(231)
Exercise of common stock options, including tax benefit of $212	26,972		551				551

Balance at December 31, 2006	1,741,688	17	18,230	5,241	(57)	(293)	23,138
Comprehensive income:
Net income				2,958			2,958
Change in unrealized gain (loss) on securities available for sale, net of tax benefits						300	300
Total comprehensive income							3,258
Share-based compensation	6,600		152	(13)	211		350
Purchase of treasury stock	(6,600)				(194)		(194)
Exercise of common stock options, including tax benefit of $33	4,643		77				77

Balance at December 31, 2007	1,746,331	$17	$18,459	$8,186	$(40)	$7	$26,629

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands except per share data)

	2007	2006	2005
Cash flows from operating activities
Net income	$2,958	$2,523	$2,173
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	542	546	481
Depreciation and amortization	553	526	424
Earnings on Bank owned life insurance	(173)	(202)	(135)
Share-based compensation	350	381	131
Loss on disposal of premises and equipment	—	9	—
Deferred income tax (benefit) expense	(317)	(306)	(221)
Net gain on sale of loan	(47)	—	—
Net amortization of deferred loan fees	79	(199)	(201)
Net amortization (accretion) of securities	16	37	45
Excess tax benefits from share-based payment arrangements – prior to 2006	—	—	53
Net change in:
Other assets	(330)	(856)	(525)
Accrued expenses and other liabilities	631	(300)	585
Net cash from operating activities	4,262	2,159	2,810

Cash flows from investing activities
Available for sale securities:
Sales	—	—	—
Maturities, prepayments and calls	5,293	3,427	5,750
Purchases	(8,496)	(5,203)	(7,235)
Loan originations and payments, net	(58,880)	(49,322)	(44,174)
Purchase of Bank owned life insurance	—	—	(4,500)
Additions to premises and equipment	(203)	(1,258)	(489)
Purchase of Federal Home Loan Bank stock, net of redemptions	(2,567)	(9)	(709)
Proceeds from sale of foreclosed assets, net	—	—	—
Net cash from investing activities	(64,853)	(52,365)	(51,357)

Cash flows from financing activities
Net change in deposits	6,267	48,415	33,023
Net change in federal funds purchased	(182)	182	—
Net change in short-term Federal Home Loan Bank advances	20,180	(2,000)	10,650
Proceeds from issuance of subordinated debt	—	3,000	—
Proceeds from fixed rate Federal Home Loan Bank advances	16,000	—	3,000
Proceeds from convertible Federal Home Loan Bank accounts	20,000	—	—
Proceeds from exercise of common stock options	46	339	92
Excess tax benefits from share-based payment arrangements	31	212	—
Purchase of treasury stock	(194)	(231)	(186)
Net cash from financing activities	62,148	49,917	46,579

Net change in cash and cash equivalents	1,557	(289)	(1,968)

Beginning cash and cash equivalents	4,478	4,767	6,735

Ending cash and cash equivalents	$6,035	$4,478	$4,767

Supplemental cash flow information:
Interest paid	$13,970	$10,849	$6,487
Income taxes paid	1,620	2,162	1,131

See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Dollar amounts in thousands except per share data)

Nature of Operations and Principles of Consolidation: Jacksonville Bancorp, Inc. is a financial holding company headquartered in Jacksonville, Florida. The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly owned, primary operating subsidiary, The Jacksonville Bank, and The Jacksonville Bank’s wholly owned subsidiary, Fountain Financial, Inc. The consolidated entity is referred to as the “Company,” and The Jacksonville Bank and its subsidiary are collectively referred to as the “Bank.” The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany transactions and balances are eliminated in consolidation.

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

Advertising Costs: Advertising costs are expensed as incurred.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(Dollar amounts in thousands except per share data)

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

Overdrawn customer checking accounts are reclassified as consumer loans and are evaluated on an individual basis for collectibility. The balances, which totaled $377,000 and $406,000 at December 31, 2007 and 2006, respectively, are included in the estimate of allowance for loan losses and are charged off when collectibility is considered doubtful.

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

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans above $100,000 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

Foreclosed Assets: Assets acquired through or in place of loan foreclosure are initially recorded at fair value less estimated costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs incurred after acquisition are expensed.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(Dollar amounts in thousands except per share data)

Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key employees. Bank owned life insurance is recorded at its cash surrender value or its realizable value. Changes in cash surrender value are recognized as tax-free noninterest income and are included in other income on the Consolidated Statements of Income. Upon adoption of EITF 06-5, which is discussed further below, bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Company recorded bank owned life insurance at its cash surrender value.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance) (Issue). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company’s financial condition or results of operation.

Stock Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation for the years ending December 31, 2005:

2005

Net income as reported	$2,173
Deduct: Share-based compensation expense determined under fair value based method	120
Pro forma net income	2,053

Basic earnings per share as reported	1.27
Pro forma basic earnings per share	1.20

Diluted earnings per share as reported	1.21
Pro forma diluted earnings per share	1.14

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements. These returns are subject to examination by taxing authorities for all years after 2002.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(Dollar amounts in thousands except per share data)

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

Adoption of New Accounting Standards:
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments. See “Stock Compensation” above for further discussion on the effect of adopting this standard.

Effect of Newly Issued but Not Yet Effective Accounting Standards: In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The adoption is not anticipated to have a material impact.

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Florida.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(Dollar amounts in thousands except per share data)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

NOTE 2 - SECURITIES
(Dollar amounts in thousands except per share data)

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

2007
U.S. Treasury and federal agency	$8,000	$68	$(49)
Mortgage-backed	10,768	50	(78)
State and county municipal	10,959	58	(38)

Total	$29,727	$176	$(165)

2006
U.S. Treasury and federal agency	$10,280	$19	$(212)
Mortgage-backed	8,829	6	(172)
State and county municipal	6,950	—	(110)

Total	$26,059	$25	$(494)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value

2007
Other	$50	$-	$-	$50

2006
Other	$50	$-	$-	$50

There were no sales of available for sale securities in 2007, 2006 and 2005.

NOTE 2 – SECURITIES (Continued)
(Dollar amounts in thousands except per share data)

The fair value of debt securities and carrying amount, if different, at year end 2007 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

			Available
	Held-to-maturity		for sale
	Carrying	Fair	Fair
	Amount	Value	Value

Due in one year or less	$-	$-	$-
Due from one to five years	50	50	1,000
Due from five to ten years	-	-	9,280
Due after ten years	-	-	8,679
Mortgage-backed	-	-	10,768

Total	$50	$50	$29,727

There were no securities pledged at year end 2007 and 2006 nor were there any holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at year end 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2007

U.S. Treasury and federal agency	$—	$—	$4,447	$(49)	$4,447	$(49)
Mortgage-backed	—	—	7,159	(78)	7,159	(78)
State and county municipal	—	—	4,500	(38)	4,500	(38)

Total temporarily impaired	$—	$—	$16,106	$(165)	$16,106	$(165)

2006

U.S. Treasury and federal agency	$499	$—	$6,584	$(212)	$7,083	$(212)
Mortgage-backed	433	(1)	7,846	(171)	8,279	(172)
State and county municipal	811	(8)	5,704	(102)	6,515	(110)

Total temporarily impaired	$1,743	$(9)	$20,134	$(485)	$21,877	$(494)

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

The Company views these unrealized losses to be temporary in nature. The driving factor behind the reduction in fair value below cost is the increase in market interest rates, not the credit quality of the debt securities, most of which are rated Aaa or higher and have not been downgraded. The Company’s portfolio value has increased .04% from cost which is consistent with normal fluctuations of value due to changes in interest rates. The Company expects that the value of its portfolio will recover over time as the debt securities approach maturity. As management has the ability to hold these securities for the foreseeable future as they are classified as available for sale, no declines are deemed to be other-than-temporary.

NOTE 3 – LOANS
(Dollar amounts in thousands except per share data)

Loans at year end were as follows:
	2007	2006

Commercial	$20,291	$18,903
Real estate:
Residential	75,141	62,270
Commercial	210,614	170,762
Construction	29,737	25,479
Farmland	2,325	1,800
Consumer	4,631	4,693
Subtotal	342,739	283,907
Less: Net deferred loan fees	(358)	(280)
Allowance for loan losses	(3,116)	(2,621)

Loans, net	$339,265	$281,006

Activity in the allowance for loan losses was as follows:
	2007	2006	2005

Beginning balance	$2,621	$2,207	$1,843
Provision for loan losses	542	546	481
Loans charged off	(71)	(140)	(117)
Recoveries	24	8	-
Ending balance	$3,116	$2,621	$2,207

Impaired loans were as follows:
	2007	2006

Year-end loans with no allocated allowance for loan losses	$567	$378
Year-end loans with allocated allowance for loan losses	100	194

Total	$667	$572

Amount of the allowance for loan losses allocated	$50	$30

	2007	2006	2005

Average of impaired loans during the year	$566	$408	$481
Interest income recognized during impairment	2	25	24
Cash-basis interest income recognized	2	23	24

Nonaccrual loans and loans past due 90 days still on accrual were as follows:
	2007	2006

Loans past due over 90 days still on accrual	$—	$431
Nonaccrual loans	690	420

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 - PREMISES AND EQUIPMENT
(Dollar amounts in thousands except per share data)

Year-end premises and equipment were as follows:
	2007	2006

Land	$1,075	$1,075
Buildings	1,383	1,358
Furniture, fixtures and equipment	1,924	1,771
Leasehold improvements	1,904	1,890
	6,286	6,094
Less: Accumulated depreciation	(1,944)	(1,478)

	$4,342	$4,616

Depreciation expense, including amortization of leasehold improvements, was $466, $418 and $320 for the years ended December 31, 2007, 2006 and 2005, respectively.

Operating Leases: The Company leases certain office facilities under operating leases that generally contain annual escalation clauses and renewal options. Rent expense was $674, $670 and $360 for 2007, 2006 and 2005, respectively. Rent commitments under noncancelable operating leases, before considering renewal options that generally are present, were as follows:

2008	$671
2009	682
2010	693
2011	704
2012	716
Thereafter	1,707
Total	$5,173

NOTE 5 - DEPOSITS
(Dollar amounts in thousands except per share data)

Time deposits of $100,000 or more were $43,370 and $49,332 at year end 2007 and 2006.

Scheduled maturities of time deposits for the next five years were as follows:

2008	$129,926
2009	5,928
2010	831
2011	40
2012	605
Thereafter	—

NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES
(Dollar amounts in thousands except per share data)

At year end, advances from FHLB were as follows:

	2007	2006

Overnight advance maturing daily at a daily variable interest rate of 4.40% and 5.50% at December 31, 2007 and 2006, respectively	$28,830	$8,650
Advances maturing January 11, 2008 at a fixed rate of 5.26%	6,000	—
Advances maturing January 26, 2008 at a fixed rate of 4.65%	5,000	—
Advances maturing April 11, 2008 at a fixed rate of 4.36%	3,000	3,000
Advances maturing July 26, 2008 at a fixed rate of 4.59%	5,000	—
Convertible advances maturing June 8, 2012 with a quarterly call option beginning September 10, 2007 at a fixed rate of 4.68%	5,000	—
Convertible advances maturing June 8, 2010 with a quarterly call option beginning June 9, 2008 at a fixed rate of 4.99%	5,000	—
Convertible advances maturing August 13, 2010 with a quarterly call option beginning August 13, 2008 at a fixed rate of 4.51%	5,000	—
Convertible advances maturing October 4, 2010 with a quarterly call option beginning October 6, 2008 at a fixed rate of 4.15%	5,000	—
	$67,830	$11,650
Each advance is payable at its maturity date, with a prepayment penalty for the fixed rate advance. The advances were collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.

NOTE 7 – SUBORDINATED DEBENTURES
(Dollar amounts in thousands except per share data)

On June 17, 2004, the Company participated in a pooled offering of trust preferred securities. The Company formed Jacksonville Statutory Trust I (the "Trust I"), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust I used the proceeds from the issuance of $4 million in trust preferred securities to acquire junior subordinated debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 263 basis points). The initial rate in effect at the time of issuance was 4.06% and is subject to change quarterly. The rate in effect at December 31, 2007 was 7.62%.

On December 14, 2006, the Company participated in a pooled offering of trust preferred securities. The Company formed Jacksonville Statutory Trust II (the "Trust II"), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust II used the proceeds from the issuance of $3 million in trust preferred securities to acquire junior subordinated debentures of the Company. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 173 basis points). The initial rate in effect at the time of issuance was 7.08% and is subject to change quarterly. The rate in effect at December 31, 2007 was 6.72%.

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

NOTE 8 - BENEFIT PLANS
(Dollar amounts in thousands except per share data)

Profit Sharing Plan: The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. The plan allows contributions by employees up to 15% of their compensation, which are matched equal to 100% of the first 6% of the compensation contributed. Expense for 2007, 2006 and 2005 was $148, $129 and $113, respectively.

Directors’ Stock Purchase Plan: Following approval by the shareholders at the 2003 Annual Meeting, the Company established the Directors’ Stock Purchase Plan for nonemployee directors. Under this Plan, directors may elect to receive shares of the Company’s common stock as an alternative to the equivalent amounts of cash for directors’ fees. A total of 100,000 shares of the Company’s common stock were made available for issuance, all of which remained available for issuance at December 31, 2007 and 2006, as all transactions executed to date were open market purchases. The Company’s expense in connection with this plan was $203, $230 and $187 in 2007, 2006 and 2005, respectively, which is included in director fees in the accompanying Consolidated Statements of Income.

NOTE 9 - INCOME TAXES
(Dollar amounts in thousands except per share data)

Income tax expense (benefit) was as follows:
	2007	2006	2005
Current federal	$1,610	$1,522	$1,228
Current state	237	261	235
Deferred federal	(221)	(261)	(188)
Deferred state	(38)	(45)	(33)
Total	$1,588	$1,477	$1,242

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following:

	2007	2006	2005
Federal statutory rate times financial statement income	$1,546	$1,360	$1,161
Effect of:
Tax-exempt income	(145)	(130)	(70)
State taxes, net of federal benefit	132	142	145
Other, net	55	105	6
Total	$1,588	$1,477	$1,242

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2007	2006
Deferred tax assets:

Allowance for loan losses	$1,016	$844
Net unrealized loss on securities available for sale	—	177
Other	111	79
	1,127	1,100
Deferred tax liabilities:
Depreciation	260	314
Net unrealized gain on securities available for sale	4	—
Other	56	57
	320	371

Net deferred tax asset	$807	$729

NOTE 10 - RELATED PARTY TRANSACTIONS
(Dollar amounts in thousands except per share data)

Loans to principal officers, directors and their affiliates in 2007 were as follows:

Beginning balance	$6,892
New loans	725
Repayments	(1,807)
Ending balance	$5,810

Deposits from principal officers, directors and their affiliates at year end 2007 and 2006 were $5,801 and $7,708, respectively.

NOTE 11 - SHARE-BASED COMPENSATION
(Dollar amounts in thousands except per share data)

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

The 2006 Plan is a new plan and does not supersede the Company’s original Stock Option Plan, adopted by the Company’s shareholders on April 26, 2000, which continues to govern awards made under it. Under the Company’s original Stock Option Plan, options to buy stock are granted to directors, officers and employees. Options available to be issued under the original Stock Option Plan are 220,099.

Stock options are granted under both stock option plans with an exercise price equal to or greater than the stock fair market value at the date of grant. All stock options granted have ten-year lives, generally containing vesting terms of three to five years. Certain grants have been made that vest immediately. Common stock issued upon exercise of stock options are newly-issued shares.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes option-pricing model) that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2007	2006	2005

Risk-free interest rate	4.53%	5.03%	3.49%
Expected term	8.71 years	7.5 years	8.65 years
Expected stock price volatility	27.39%	27.22%	23.05%
Dividend yield	0.00%	0.00%	0.00%

NOTE 11 - SHARE-BASED COMPENSATION (Continued)
(Dollar amounts in thousands except per share data)

A summary of the activity in the stock option plan for 2007 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value

Outstanding at beginning of year	166,085	$14.59	—	—
Granted	2,500	34.50	—	—
Exercised	(4,643)	10.00	—	—
Forfeited	(3,000)	32.50	—	—
Outstanding at end of year	160,942	$14.70	4.33	$1,068
Vested or expected to vest	158,835	$14.58	4.56	$1,103
Exercisable at end of year	132,742	$12.81	3.72	$1,031

Information related to the stock option plan during each year follows:

	2007	2006	2005

Intrinsic value of options exercised	$82	$583	$141
Cash received from option exercises	46	339	92
Tax benefit realized from option exercises	31	212	53
Weighted average fair value of options granted	$15.68	$14.01	$11.03

As of December 31, 2007, there was $183 of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized over a remaining weighted average period of 2.41 years.

The following table reports restricted stock activity during the 12 months ended December 31, 2007:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested shares at January 1, 2007	1,890	$32.19
Shares granted	1,400	$32.45
Shares vested and distributed	—	—
Shares forfeited	(273)	$32.24
Unvested shares at December 31, 2007	3,017	$32.30

As of December 31, 2007, there was $51 of total unrecognized compensation cost related to unvested restricted stock awards granted. The cost is expected to be recognized over a remaining weighted average period of 1.9 years.

NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS
(Dollar amounts in thousands except per share data)

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2007 and 2006, the most recent regulatory notifications categorized the Bank and Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)
(Dollar amounts in thousands except per share data)

Actual and required capital amounts and ratios are presented below at year end.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007
Total Capital to risk weighted assets
Consolidated	$36,739	10.60%	$27,715	8.00%	N/A	N/A
Bank	35,313	10.16	27,819	8.00	$34,774	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	33,623	9.70	13,858	4.00	N/A	N/A
Bank	32,197	9.26	13,910	4.00	20,864	6.00
Tier 1 (Core) Capital to average assets
Consolidated	33,623	8.68	15,487	4.00	N/A	N/A
Bank	32,197	8.31	15,496	4.00	19,370	5.00

2006
Total Capital to risk weighted assets
Consolidated	$33,052	11.48%	$23,043	8.00%	N/A	N/A
Bank	29,594	10.18	23,263	8.00	$29,079	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	30,431	10.57	11,521	4.00	N/A	N/A
Bank	26,973	9.28	11,632	4.00	17,447	6.00
Tier 1 (Core) Capital to average assets
Consolidated	30,431	9.47	12,856	4.00	N/A	N/A
Bank	26,973	8.38	12,872	4.00	16,091	5.00

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

NOTE 13 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
(Dollar amounts in thousands except per share data)

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

	2007	2006
Loan commitments and unused lines of credit	$41,539	$31,929
Standby letters of credit	692	847

NOTE 14 - FAIR VALUES OF FINANCIAL INSTRUMENTS
(Dollar amounts in thousands except per share data)

Carrying amount and estimated fair values of financial instruments were as follows at year end:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$6,035	$6,035	$4,478	$4,478
Securities available for sale	29,727	29,727	26,059	26,059
Securities held to maturity	50	50	50	50
Loans, net	339,265	348,122	281,006	278,575
Federal Home Loan Bank stock	3,638	3,638	1,071	1,071
Accrued interest receivable	2,275	2,275	2,107	2,107

Financial liabilities
Deposits	288,893	289,491	282,626	282,568
Federal funds purchased	—	—	182	182
FHLB advances	67,830	68,297	11,650	11,604
Subordinated debentures	7,000	7,000	7,000	7,000
Accrued interest payable	707	707	257	257

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits, FHLB stock, accrued interest receivable and payable, demand deposits, short-term debt, subordinated debentures and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits, including FHLB advances, and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. Federal home loan bank stock, accrued interest receivable and accrued interest payable approximate their fair values. The fair value of off-balance-sheet items is considered nominal.

NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
(Dollar amounts in thousands except per share data)

Condensed financial information of Jacksonville Bancorp, Inc. follows:

CONDENSED BALANCE SHEETS
December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$1,343	$2,605
Investment in banking subsidiaries	32,204	26,681
Other assets	174	992

Total assets	$33,721	$30,278

LIABILITIES AND EQUITY
Subordinated debt	$7,000	$7,000
Accrued expenses and other liabilities	92	140
Shareholders’ equity	26,629	23,138

Total liabilities and shareholders’ equity	$33,721	$30,278

CONDENSED STATEMENTS OF INCOME
Years ended December 31,
	2007	2006	2005

Other income	$15	$10	$5
Interest expense	(559)	(335)	(246)
Other expense	(626)	(724)	(528)

Income (loss) before income tax and undistributed subsidiary income	(1,170)	(1,049)	(769)
Income tax expense (benefit)	(372)	(347)	(282)
Equity in undistributed subsidiary income	3,756	3,225	2,660

Net income	$2,958	$2,523	$2,173

NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)
(Dollar amounts in thousands except per share data)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31,

	2007	2006	2005
Cash flows from operating activities
Net income	$2,958	$2,523	$2,173
Adjustments:
Equity in undistributed subsidiary income	(3,756)	(3,225)	(2,660)
Amortization	-	1	2
Share-based compensation	350	381	131
Excess tax benefits from share-based payment arrangements prior to 2006	-	-	53
Change in other assets	916	(633)	302
Change in other liabilities	(146)	19	21
Net cash from operating activities	322	(934)	22

Cash flows from investing activities
Investments in subsidiaries	(1,467)	(1,450)	(1,700)
Net cash from investing activities	(1,467)	(1,450)	(1,700)

Cash flows from financing activities
Proceeds from issuance of subordinated debt	-	3,000	-
Proceeds from exercise of stock options	46	339	92
Excess tax benefits from share-based payment	31	212	-
Purchase of treasury stock	(194)	(231)	(186)
Net cash from financing activities	(117)	3,320	(94)

Net change in cash and cash equivalents	(1,262)	936	(1,772)

Beginning cash and cash equivalents	2,605	1,669	3,441

Ending cash and cash equivalents	$1,343	$2,605	$1,669

NOTE 16 – EARNINGS PER SHARE
(Dollar amounts in thousands except per share data)

The factors used in the earnings per share computation follow:

	2007	2006	2005
Basic
Net income	$2,958	$2,523	$2,173
Weighted average common shares outstanding	1,744,512	1,726,350	1,711,148

Basic earnings per common share	$1.70	$1.46	$1.27
Diluted
Net income	$2,958	$2,523	$2,173
Weighted average common shares outstanding for basic earnings per common share	1,744,512	1,726,350	1,711,148
Add: Dilutive effects of assumed exercises of stock options and warrants	71,637	86,540	88,526
Average shares and dilutive potential common shares	1,816,149	1,812,890	1,799,674

Diluted earnings per common share	$1.63	$1.39	$1.21

Stock options for 47,000 shares of common stock were not considered in computing diluted earnings per common share for 2005 because they were anti-dilutive. No stock options were anti-dilutive for 2007 and 2006.

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands except per share data)

Other comprehensive income (loss) components and related tax effects were as follows:

	2007	2006	2005

Unrealized holding gains (losses) on available for sale securities	$481	$109	$(354)
Reclassification adjustment for (gains) losses realized in income	—	—	—
Net unrealized gains (losses)	481	109	(354)
Tax effect	(181)	(41)	133

Other comprehensive income (loss)	$300	$68	$(221)

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollar amounts in thousands except per share data)

		Net Interest
		Income after
	Interest	Provision for	Net	Earnings per Share
	Income	Loan Loss	Income	Basic	Diluted
2007
First Quarter	6,043	2,685	543.31		.30
Second Quarter	6,612	2,788	694.40		.38
Third Quarter	7,134	3,171	781.45		.43
Fourth Quarter	7,019	3,203	940.54		.52

2006
First Quarter	4,855	2,340	508.30		.28
Second Quarter	5,355	2,673	689.40		.38
Third Quarter	5,782	2,746	677.39		.37
Fourth Quarter	6,025	2,767	649.37		.36

NOTE 19 – SUBSEQUENT EVENT
(Dollar amounts in thousands except per share data)

On January 28, 2008, the Company announced the execution of a definitive agreement with Heritage Bancshares, Inc., a $165 million-asset bank holding company based in Orange Park, Florida (“Heritage”), by which Jacksonville Bancorp, Inc. will acquire Heritage by merging it into Jacksonville Bancorp and its wholly owned subsidiary, The Jacksonville Bank. Under the terms of the definitive agreement, Heritage shareholders may elect to receive either 0.6175 shares of JAXB common stock, $17.29 per share in cash, or a combination of stock and cash. The proposed consideration will consist of approximately 738,000 shares in JAXB common stock and $8.8 million in cash, reflecting a mix of consideration of 70% stock and 30% cash. The acquisition is subject to regulatory approval, Heritage shareholders' approval and certain other conditions. JAXB expects to close the transaction in late second or early third quarter of 2008.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Such internal controls over financial reporting were designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c) Changes in Internal Controls
The Company has made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(d) Limitations on the Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and executive officers contained under the captions “Proposal 1: Election of Directors,” “Board of Directors, Governance and Committees” “Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

We have adopted a code of ethics which is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The full text of our code of ethics is available on our website (www.jaxbank.com).

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation,” “Director Compensation” and “Organization and Compensation Committee Interlocks and Insider Participation” in our Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained under the captions “Security Ownership of Directors and Officers and Certain Beneficial Owners” and “Equity Compensation Plans Information” in our Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference. This matter is further discussed in ITEM 5.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Board of Directors, Governance and Committees” in our Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the caption “Principal Accountant Fees and Services” in our Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger by and between Jacksonville Bancorp, Inc. and Heritage Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 29, 2008, File No. 000-30428).

3.1
Articles of Incorporation of Registrant (incorporated herein by reference to Appendix A of the Company’s Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

3.2	Amended and Restated Bylaws of Registrant, as amended to date.*

4.1
Specimen Common Stock Certificate of Registrant (incorporated herein by reference to Exhibit 4.0 of the Company’s Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

10.1	Jacksonville Bancorp, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on November 9, 1999, File No. 333-90609).

10.2
Amendment No. 1 to Stock Option Plan (incorporated by reference herein to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002, File No. 000-30248).

10.3	Jacksonville Bancorp, Inc., Directors’ Stock Purchase Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement filed on April 10, 2003, File No. 000-30248).

10.4
Outsourcing Agreement with M & I Data Services (now known as Metavante Corporation) (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

10.5
Employment Agreement with Gilbert J. Pomar, III (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-QSB for the period ended June 30, 1999, filed on August 13, 1999, File No. 000-30248).

10.6
Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.1 to Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248.)

10.7
Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.2 to Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.8
Second Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.3 to Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.9	2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement filed on April 26, 2006, File No. 000-30248).

10.10
Stockholders Agreement by and between Jacksonville Bancorp, Inc. and each of the directors of Heritage Bancshares, Inc. and Heritage Bank of North Florida (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 29, 2008, File No. 000-30428).

10.11
Non-Competition Agreement Related to the Sale of Goodwill by and between Jacksonville Bancorp, Inc. and each of the directors of Heritage Bancshares, Inc. and Heritage Bank of North Florida (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 29, 2008, File No. 000-30428).

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

JACKSONVILLE BANCORP, INC.

Dated: March 27, 2008	By:	/s/ Gilbert J. Pomar, III
Gilbert J. Pomar, III
President and Chief Executive Officer

Dated: March 27, 2008	By:	/s/ Valerie A. Kendall
Valerie A. Kendall
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date

LEAVE OF ABSCENCE	Director	March 27, 2008
D. Michael Carter, CPA

	Director	March 27, 2008
Melvin Gottlieb

/s/ James M. Healey	Director	March 27, 2008
James M. Healey

/s/ John C. Kowkabany	Director	March 27, 2008
John C. Kowkabany

/s/ R.C. Mills	Director	March 27, 2008
R.C. Mills

/s/ Gilbert J. Pomar, III	Director	March 27, 2008
Gilbert J. Pomar, III

/s/ Donald E. Roller	Chairman of the Board	March 27, 2008
Donald E. Roller	of Directors

	Director	March 27, 2008
John W. Rose

	Director	March 27, 2008
John R. Schultz

	Director	March 27, 2008
Price W. Schwenck

/s/ Charles F. Spencer	Director	March 27, 2008
Charles F. Spencer

/s/ Gary L. Winfield	Director	March 27, 2008
Gary L. Winfield, M.D.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger by and between Jacksonville Bancorp, Inc. and Heritage Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 29, 2008, File No. 000-30428).

3.1
Articles of Incorporation of Registrant (incorporated herein by reference to Appendix A of the Company’s Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

3.2	Amended and Restated Bylaws of Registrant, as amended to date.*

4.1
Specimen Common Stock Certificate of Registrant (incorporated herein by reference to Exhibit 4.0 of the Company’s Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

10.1	Jacksonville Bancorp, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on November 9, 1999, File No. 333-90609).

10.2
Amendment No. 1 to Stock Option Plan (incorporated by reference herein to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002, File No. 000-30248).

10.3	Jacksonville Bancorp, Inc., Directors’ Stock Purchase Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement filed on April 10, 2003, File No. 000-30248).

10.4
Outsourcing Agreement with M & I Data Services (now known as Metavante Corporation) (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

10.5
Employment Agreement with Gilbert J. Pomar, III (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-QSB for the period ended June 30, 1999, filed on August 13, 1999, File No. 000-30248).

10.6
Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.1 to Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.7
Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.2 to Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.8
Second Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.3 to Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.9	2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Proxy Statement filed on April 26, 2006, File No. 000-30248).

10.10
Stockholders Agreement by and between Jacksonville Bancorp, Inc. and each of the directors of Heritage Bancshares, Inc. and Heritage Bank of North Florida (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 29, 2008, File No. 000-30428).

10.11
Non-Competition Agreement Related to the Sale of Goodwill by and between Jacksonville Bancorp, Inc. and each of the directors of Heritage Bancshares, Inc. and Heritage Bank of North Florida (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 29, 2008, File No. 000-30428).

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