Form 10-Q
period 2008-03-31
JACKSONVILLE BANCORP INC /FL/
filed 2008-05-02
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number 000-30248

JACKSONVILLE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3472981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes  ☐ No  ☒

As of May 1, 2008, the latest practicable date, 1,748,799 of the Registrant’s common shares, $.01 par value, were issued and outstanding.

JACKSONVILLE BANCORP, INC.

JACKSONVILLE BANCORP, INC.
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$7,599	$5,584
Federal funds sold	1,405	451
Total cash and cash equivalents	9,004	6,035
Securities available for sale	29,377	29,727
Securities held to maturity	50	50
Loans, net of allowance for loan losses of 3,270 at 2008 and $3,116 at 2007	356,278	339,265
Premises and equipment, net	4,250	4,342
Bank-owned life insurance (BOLI)	5,052	5,010
Federal Home Loan Bank (FHLB) stock	2,330	3,638
Accrued interest receivable	2,188	2,275
Other assets	1,298	1,620

Total assets	$409,827	$391,962

LIABILITIES
Deposits
Noninterest bearing	$40,064	$35,382
Money market, NOW and savings deposits	112,094	116,181
Time deposits	186,016	137,330
Total deposits	338,174	288,893
FHLB advances	36,100	67,830
Subordinated debt	7,000	7,000
Accrued expenses and other liabilities	1,249	1,610
Total liabilities	382,523	365,333

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 8,000,000 shares authorized, 1,748,599 and 1,747,981 shares issued	17	17
Additional paid–in capital	18,491	18,459
Retained earnings	8,708	8,186
Treasury stock, 652 and 1,650 shares	(15)	(40)
Accumulated other comprehensive income	103	7
Total shareholders’ equity	27,304	26,629

Total liabilities and shareholders’ equity	$409,827	$391,962

See accompanying notes to unaudited consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007
Interest and dividend income
Loans, including fees	$6,389	$5,727
Securities	378	300
Other	26	16
Total interest income	6,793	6,043

Interest expense
Deposits	$3,002	$2,704
FHLB advances	438	268
Subordinated debt	127	135
Other	1	4
Total interest expense	3,568	3,111

Net interest income	3,225	2,932
Provision for loan losses	363	247

Net interest income after provision for loan losses	2,862	2,685

Noninterest income
Service charges on deposit accounts	168	151
Other income	84	141
Total noninterest income	252	292

Noninterest expense
Salaries and employee benefits	1,162	1,037
Occupancy and equipment	447	446
Other	707	623
Total noninterest expense	2,316	2,106

Income before income taxes	798	871
Income tax expense	261	328
Net income	$537	$543

Weighted average:
Common shares	1,747,628	1,742,914
Dilutive stock options and warrants	57,940	79,612
Dilutive shares	1,805,568	1,822,526

Basic earnings per common share	$.31	$.31
Diluted earnings per common share	$.30	$.30

See accompanying notes to unaudited consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional			Accumulated Other
	Outstanding		Paid-In	Retained	Treasury Stock	Comprehensive
	Shares	Amount	Capital	Earnings	Amount	Income (Loss)	Total

Balance at January 1, 2007	1,741,688	$17	$18,230	$5,241	$(57)	$(293)	$23,138

Comprehensive income:
Net income				543			543
Change in unrealized gain (loss) on securities available for sale, net of tax effects						33	33
Total comprehensive income							576

Purchase of treasury stock	(1,137)				(38)		(38)

Issuance of treasury stock	1,650		(2)	(2)	57		53

Share-based compensation expense			43				43

Balance at March 31, 2007	1,742,201	$17	$18,271	$5,782	$(38)	$(260)	$23,772

Balance at January 1, 2008	1,746,331	$17	$18,459	$8,186	$(40)	$7	$26,629

Comprehensive income:
Net income				537			537
Change in unrealized gain (loss) on securities available for sale, net of tax effects						96	96
Total comprehensive income							633

Purchase of treasury stock	(652)				(15)		(15)

Issuance of treasury stock	1,650		7	(15)	40		32

Share-based compensation expense			25				25

Common stock issued	618						—

Balance at March 31, 2008	1,747,947	$17	$18,491	$8,708	$(15)	$103	$27,304

See accompanying notes to unaudited consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net income	$537	$543
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	133	142
Net amortization of deferred loan fees	36	(50)
Provision for loan losses	363	247
Premium amortization, net of accretion	(8)	6
Earnings on Bank Owned Life Insurance	(42)	(43)
Share-based compensation	57	96
Loss on disposal of assets	38	—
Net change in accrued interest receivable and other assets	335	372
Net change in accrued expenses and other liabilities	(361)	9
Net cash from operating activities	1,088	1,322

Cash flows from investing activities
Purchases of securities available for sale	(3,000)	(1,018)
Proceeds from maturities, calls and paydown of securities available for sale	3,511	616
Loan (originations) payments, net	(17,412)	(19,709)
Additions to premises and equipment, net	(62)	(45)
Net change in Federal Home Loan Bank stock	1,308	(318)
Net cash from investing activities	(15,655)	(20,474)

Cash flows from financing activities
Net change in deposits	49,281	13,998
Net change in overnight FHLB advances	(26,730)	200
Net change in Fed funds purchased	—	526
Proceeds from fixed rate FHLB advances	6,000	6,000
Repayment of fixed rate FHLB advance	(11,000)	—
Purchase of treasury stock	(15)	(38)
Net cash from financing activities	17,536	20,686

Net change in cash and cash equivalents	2,969	1,534
Cash and cash equivalents at beginning of period	6,035	4,478

Cash and cash equivalents at end of period	$9,004	$6,012

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$3,696	$3,038
Income taxes	180	—

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

The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly owned subsidiary, The Jacksonville Bank, and The Jacksonville Bank’s wholly owned subsidiary, Fountain Financial, Inc. The consolidated entity is referred to as the “Company” and The Jacksonville Bank and its subsidiary are collectively referred to as the “Bank.” The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany balances and amounts have been eliminated. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 27, 2008.

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

The consolidated financial information included herein as of and for the periods ended March 31, 2008 and 2007 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2007 consolidated balance sheet was derived from the Company's December 31, 2007 audited consolidated financial statements.

Adoption of New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-4 had no material impact on the financial statements.

NOTE 2 – LOAN PORTFOLIO COMPOSITION
The composition of the Bank’s loan portfolio at March 31, 2008 and December 31, 2007 is indicated below along with the growth from the prior year end.

	Total Loans March 31, 2008	Total Loans December 31, 2007	% Increase (Decrease) from December 31, 2007 to March 31, 2008
Real estate mortgage loans:
Commercial	$218,800	$210,614	3.9%
Residential	77,535	75,141	3.2%
Construction(1)	32,503	29,737	9.3%
Farmland	2,582	2,325	11.1%
Commercial loans	24,066	20,291	18.6%
Consumer loans	4,457	4,631	(3.8%)
Subtotal	359,943	342,739	5.0%
Less: Net deferred loan fees	(395)	(358)	10.3%
Total	$359,548	$342,381	5.0%

(1)	Includes construction, land development and other land loans.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 3 – ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses for the three months ended March 31, 2008 and 2007 follows:

	Three Months Ended March 31,
	2008	2007

Balance, January 1	$3,116	$2,621
Provisions for loan losses charged to expense	363	247
Loans charged off	(212)	(12)
Recoveries of loans previously charged off	3	-
Balance, March 31	$3,270	$2,856

Impaired loans were as follows:

	March 31,	December 31,
	2008	2007
Loans with no allocated allowance for loan losses	$302	$590

Loans with allocated allowance for loan losses	930	100

Total	$1,232	$690

Amount of the allowance for loan losses allocated	$352	$50

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 4 – CAPITAL ADEQUACY
Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at March 31, 2008 and December 31, 2007:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008
Total Capital to risk
weighted assets
Consolidated	$37,472	10.28%	$29,162	8.00%	N/A	N/A
Bank	37,015	10.09%	29,350	8.00%	$36,687	10.00%

Tier 1 (Core) Capital to Risk
weighted assets
Consolidated	34,201	9.38%	14,581	4.00%	N/A	N/A
Bank	33,744	9.20%	14,675	4.00%	22,012	6.00%

Tier 1 (Core) Capital to
average assets
Consolidated	34,201	8.47%	16,152	4.00%	N/A	N/A
Bank	33,744	8.35%	16,157	4.00%	20,196	5.00%

December 31, 2007
Total Capital to risk
weighted assets
Consolidated	$36,739	10.60%	$27,715	8.00%	N/A	N/A
Bank	35,313	10.16%	27,819	8.00%	$34,774	10.00%

Tier 1 (Core) Capital to Risk
weighted assets
Consolidated	33,623	9.70%	13,858	4.00%	N/A	N/A
Bank	32,197	9.26%	13,910	4.00%	20,864	6.00%

Tier 1 (Core) Capital to
average assets
Consolidated	33,623	8.68%	15,487	4.00%	N/A	N/A
Bank	32,197	8.31%	15,496	4.00%	19,370	5.00%

In addition, under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. Management believes, as of March 31, 2008, that the Bank is well capitalized for prompt corrective action purposes. The Company has included in Tier 1 Capital and Total Capital the trust preferred securities that were issued in June 2004 and December 2006.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES
At March 31, 2008 and December 31, 2007, advances from the Federal Home Loan Bank (FHLB) were as follows:

	2008	2007
Overnight advance maturing daily at a daily variable rate of 3.0% and 4.40% at March 31, 2008 and December 31, 2007, respectively	$2,100	$28,830

Advances maturing January 11, 2008 at a fixed rate of 5.26%	—	6,000

Advances maturing January 26, 2008 at a fixed rate of 4.65%	—	5,000

Advances maturing April 11, 2008 at a fixed rate of 4.36%	3,000	3,000

Advances maturing April 11, 2008 at a fixed rate of 4.12%	6,000	—

Advances maturing July 28, 2008 at a fixed rate of 4.59%	5,000	5,000

Convertible advances maturing June 8, 2010 with a quarterly call option beginning June 9, 2008 at a fixed rate of 4.99%	5,000	5,000

Convertible advances maturing June 8, 2012 with a quarterly call option beginning September 10, 2007 at a fixed rate of 4.68%	5,000	5,000

Convertible advances maturing August 13, 2010 with a quarterly call option beginning August 13, 2008 at a fixed rate of 4.51%	5,000	5,000

Convertible advances maturing October 4, 2010 with a quarterly call option beginning October 6, 2008 at a fixed rate of 4.15%	5,000	5,000

	$36,100	$67,830

Each advance is payable at its maturity date, with a prepayment penalty for the fixed rate advances. The advances are collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 6 – FAIR VALUE
Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing and asset or liability.

Assets measured at fair value on a recurring basis as summarized below:

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Securities available for sale	$29,377	—	$29,377	—

Security fair values are based on market prices or dealer quotes on securities with similar characteristics.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Impaired Loans	$880	—	$583	$297

The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using discounted cash flows or the fair value of the collateral for collateral dependent loans, had a carrying amount of $1232, with a valuation allowance of $352, resulting in an additional provision for loan losses of $142 for the period. collateral dependant impaired loans, valued under level 2, were measured using appraised values along with information on recent market transactions; loans valued under level 3 were valued based on the present value of expected future cash flows.

JACKSONVILLE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Jacksonville Bancorp, Inc. (“Bancorp”) was incorporated on October 24, 1997 and was organized to conduct the operations of The Jacksonville Bank (the “Bank”). The Bank is a Florida state-chartered commercial bank that opened for business on May 28, 1999, and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals in the greater Jacksonville area of Northeast Florida. During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary. The primary business activities of Fountain Financial, Inc. consist of referral of our customers to third parties for the sale of insurance products. Bancorp, the Bank and Fountain Financial, Inc. are collectively referred to herein as the “Company.”

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

Business Strategy

Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. We also invest in securities backed by the United States Government, and agencies thereof, as well as municipal tax-exempt bonds. Our profitability depends primarily on our net interest income, which is the difference between the income we receive from our loan and securities investment portfolios and our costs incurred on our deposits, the Federal Home Loan Bank (“FHLB”) advances, and other sources of funding. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income is generated as the relative amounts of interest-earning assets grow in relation to the relative amounts of interest-bearing liabilities. In addition, the level of noninterest income earned and noninterest expenses incurred also affects profitability. Included in noninterest income are service charges earned on deposit accounts and increases in cash surrender value of Bank Owned Life Insurance (“BOLI”). Included in noninterest expense are costs incurred for salaries and employee benefits, occupancy and equipment expenses, data processing expenses, marketing and advertising expenses, federal deposit insurance premiums and legal and professional fees.

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

Our operations are influenced by the local economic conditions and by policies of financial institution regulatory authorities. Fluctuations in interest rates, due to factors such as competing financial institutions as well as the Federal Reserve’s decisions on changes in interest rates, impact interest-earning assets and our cost of funds and, thus, our net interest margin. In addition, the local economy and real estate market of Northeast Florida and the demand for our products and loans impacts our margin. The local economy and viability of local businesses can also impact the ability of our customers to make payments on loans, thus impacting our loan portfolio. The Company evaluates these factors when valuing its allowance for loan losses and believes that the local economy is stable. Additionally, the Company believes that the local real estate market is relatively stable, albeit soft in the residential real estate area. The Company also believes its underwriting procedures are relatively conservative and, as a result, the Company should not be any more affected than the overall market in the event of economic downturn.

In the first quarter of 20008, the Federal Reserve reduced the federal funds rate three times. At December 31, 2007, the federal funds rate was 4.25%. The Federal Reserve reduced the federal funds rate to 3.50% on January 22, 2008, to 3.0% on January 30, 2008 and to 2.25% on March 18, 2008. In anticipation, the Company positioned itself to be in a slightly liability sensitive position, which means the pricing on our earning assets will reset to the lower short-term rates at a slower pace than our interest bearing liabilities. This is anticipated to have a positive impact on the net interest margin. However, other variables, such as liquidity needs, competition and the need to pursue alternative funding sources, could offset some or all of the benefits of the pricing resets.

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

Under the terms of the Merger Agreement, Heritage shareholders may elect to receive, for each share of Heritage common stock held on the record date, either 0.6175 shares of Bancorp’s common stock or $17.29 in cash, or a combination of Bancorp’s common stock and cash. It is anticipated that the proposed consideration will consist of approximately 738,000 shares of Bancorp’s common stock and $8.85 million in cash, reflecting a mix of consideration of 70% stock and 30% cash. The cash portion of the consideration will be funded through the issuance of Trust Preferred Securities.

The merger is conditioned upon approval by the Federal Reserve Board, the Florida Office of Financial Regulation, the Heritage shareholders and other customary closing conditions. The Merger Agreement contains customary representations, warranties and covenants of Bancorp and Heritage. Heritage has banking offices located in Clay and St. Johns Counties, Florida. We believe this strategic merger will provide new growth opportunities as we continue to focus on the Northeast Florida market.

Introduction

In the following pages, management presents an analysis of the financial condition of the Company, as of March 31, 2008 compared to December 31, 2007, and the results of operations for the three months ended March 31, 2008 compared with the same period in 2007. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets increased $17.9 million, or 4.5%, from $392 million at December 31, 2007 to $409.8 million at March 31, 2008. During the three months ended March 31, 2008, the Company experienced net loan growth of $17.0 million, or 5.0%. The increase in net loans was driven by increases in commercial real estate loans of $8.2 million, or 3.9%, residential real estate loans of $2.4 million, or 3.2%, construction real estate loans of $2.7 million, or 9.3%, and commercial loans of $3.8 million, or 18.6%. The Company funded the increase in earning assets through an increase in deposits of $49.3 million offset by a decrease in FHLB advances by $31.7 million.

Total deposits increased $49.3 million, or 17.1%, from $288.9 million at December 31, 2007 to $338.2 million at March 31, 2008. During the three months ended March 31, 2008, noninterest-bearing deposits increased $4.7 million to $40.1 million. Money market, NOW and savings deposits decreased $4.1 million to $112.1 million. Time deposits increased $48.7 million to $186.0 million.

Investment securities available for sale decreased $350,000 to $29.4 million at March 31, 2008. During the three months ended March 31, 2008, we purchased $3.0 million of securities and received $3.5 million in proceeds from maturities, calls and principal repayments. Of the $3.0 million purchased in the current year, approximately $1.3 million was invested in mortgage-backed securities and $1.7 million was invested in U.S. government agency securities.

Total shareholders' equity increased by $675,000, or 2.5%, from $26.6 million at December 31, 2007 to $27.3 million at March 31, 2008. The increase is mainly attributable to net income of $537,000. At March 31, 2008, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 1,748,599 shares were issued and 1,747,947 shares were outstanding. In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at March 31, 2008.

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

Net Income

Net income decreased $6,000, or 1.1%, from $543,000 for the three months ended March 31, 2007 to $537,000 for the three months ended March 31, 2008. Diluted earnings per share was $.30 for the three months ended March 31, 2008 and 2007. This increase in net income was due to an increase in net interest income, offset by an increase in noninterest expense. Net interest income increased as a result of an increase in interest-earning assets.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, increased $293,000, or 10.0% from $2.9 million for the three months ended March 31, 2007 to $3.2 million for the three months ended March 31, 2008. This increase resulted from an increase in interest income of $750,000, offset by an increase in interest expense of $457,000, driven primarily by an increase in time deposits, our highest cost deposit category. Additional funding from short-term borrowings and FHLB advances also increased interest expense by $170,000. The primary driver in the increase in net interest income will continue to be the growth in our earning assets.

When comparing the first three months of 2008 to the same period last year, the Company experienced substantial growth in its loan portfolio, with the most significant impact occurring in commercial loans. The Company also experienced growth in deposit products, with the largest increase occurring in time deposit accounts.

Many of the Bank’s loans are indexed to the prime rate. The lower level of the prime rate in the first three months of 2008 compared to the comparative period in 2007 is reflected in the lower average yield of the loan portfolio due to lower rates earned on variable rate loans and new loan production. The average yield on interest-earning assets for the first three months of 2008 was 7.04%, which was a decrease of 71 basis points, compared to the 7.75% yield earned during the first three months of 2007.

The average cost of interest-bearing liabilities decreased 36 basis points from 4.64% in the three months of 2007 to 4.28% in the comparable period in 2008. The average cost of interest-bearing deposits and all interest-bearing liabilities reflect, in part, the change in the funding mix for the first three months of 2008 as compared to the same period in 2007.

The net interest margin decreased by 42 basis points from 3.76% to 3.34% when comparing the first three months of 2008 to the same period last year. This decrease is mainly the result of the rapid reduction in short-term rates by the Federal Reserve which immediately affected our variable priced loans offset by a lagging in deposit repricing due to maturities of time deposits and the competitive nature of the funding markets. The Company closely monitors its cost of funds and has taken action to reduce such costs through deposit gathering initiatives focused on generating lower cost demand, money market and savings accounts. Furthermore, proceeds from maturity, amortization and prepayment of loans and securities continue to be invested at current market rates. In the current interest rate environment, the margin may contract further; however, as stated above, management has implemented various strategies to reduce the rising cost of funding.

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and shareholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$353,026	$6,389	7.28%	$287,103	$5,727	8.09%
Securities (2)	31,938	378	4.76	28,145	300	4.32
Other interest-earning assets (3)	3,011	26	3.47	804	16	8.07
Total interest-earning assets	387,975	6,793	7.04	316,052	6,043	7.75
Noninterest-earning assets (4)	15,627			13,962
Total assets	$403,602			$330,014

Interest-bearing liabilities:
Savings and NOW deposits	$21,482	$105	1.97	$17,177	$82	1.96
Money market deposits	93,691	712	3.06	133,911	1,433	4.34
Time deposits	173,514	2,185	5.06	93,234	1,188	5.17
FHLB advances	39,303	438	4.48	20,343	268	5.34
Subordinated debt	7,000	127	7.30	7,000	135	7.82
Other interest-bearing liabilities (5)	113	1	3.56	318	5	6.38
Total interest-bearing liabilities	335,103	3,568	4.28	271,983	3,111	4.64
Noninterest-bearing liabilities	41,529			34,666
Shareholders' equity	26,970			23,365
Total liabilities and shareholders' equity	$403,602			$330,014
Net interest income		$3,225			$2,932
Interest rate spread (6)			2.76%			3.11%
Net interest margin (7)			3.34%			3.76%

(1)	Includes nonaccrual loans.
(2)	Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.
(3)	Includes federal funds sold.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes federal funds purchased.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Three Months Ended March 31,
	2008 Versus 2007 (1)
	Increase (decrease) due to changes in:
	Volume	Rate	Net Change
	(Dollars in thousands)
Interest income:
Loans	$1,228	$(566)	$662
Securities	43	35	78
Other interest-earning assets	23	(13)	10
Total interest income	1,294	(544)	750

Interest expense:
Savings and NOW deposits	26	(3)	23
Money market deposits	(367)	(354)	(721)
Time deposits	1,011	(14)	997
FHLB advances	217	(47)	170
Subordinated debt	—	(8)	(8)
Other interest-bearing liabilities	(2)	(2)	(4)
Total interest expense	885	(428)	457

Increase in net interest income	$409	$(116)	$293

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

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

Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 27, 2008.

Asset Quality

The Company has identified certain assets as nonperforming. These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and foreclosed real estate. Loans are placed on nonaccrual status when management has concerns regarding its ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due. These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. Loans are impaired when it is considered probable that management will not collect the outstanding loan principal and interest amounts or realize the full carrying value of the loan. During the first quarter, the Company experienced an increase in impaired loans from $690,000 to $1.2 million driven by an increase in nonperforming loans of $301,000 and one additional loan in the amount of $241,000 that was identified as a result of the expanded efforts of management as discussed under the allowance and provision for loan losses section below. The Company’s nonperforming assets at March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)

Nonaccruing loans	$991	$690
Loans past due over 90 days still on accrual	—	—
Total nonperforming loans	991	690
Foreclosed assets, net	—	—
Total nonperforming assets	$991	$690

Allowance for loan losses	$3,270	$3,116

Nonperforming loans and foreclosed assets as a percent of total assets	.24%	.18%
Nonperforming loans as a percent of gross loans	.28%	.20%
Allowance for loan losses as a percent of nonperforming loans	329.97%	451.59%

Allowance and Provision for Loan Losses

The allowance for loan losses grew by $154,000 during the first three months of 2008, amounting to $3.3 million at March 31, 2008, as compared to $3.1 million at December 31, 2007. The allowance represented approximately .91% of total loans at both dates. During the first three months of 2008, the Company had charge-offs of $212,300, recoveries of $3,000 and recorded a $363,000 provision for loan losses compared to charge-offs of $12,000, no recoveries and a provision for loan losses of $247,000 for the first three months of 2007. The larger provision for loan losses in 2008 was driven primarily from continued loan growth and the Bank’s expanded efforts to identify potential losses inherent in the portfolio. The Bank’s increased identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s and peer banks’ experiences as well as industry and economic trends. As a result of the expanded efforts, management does not believe that the same level of charge-offs experienced during the first quarter will be experienced in future periods. Impaired loans increased to $1.2 million as of March 31, 2008; of this amount, $352,000 was specifically allocated to the allowance for loan losses which is deemed sufficient to absorb any future potential losses.

The allowance for loan losses is a valuation allowance for credit losses in the loan portfolio. Management has adopted a methodology to properly analyze and determine an adequate loan loss allowance. The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb all estimated incurred losses in the Company’s loan portfolio. Due to their similarities, the Company has grouped the loan portfolio into three components. The components are residential real estate, consumer loans and commercial loans. The Company has created a loan classification system to properly calculate the allowance for loan losses. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

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

Based on the results of the analysis performed by management at March 31, 2008, the allowance for loan loss is considered to be adequate to absorb estimated loan losses in the portfolio as of that date. As more fully discussed in the “Critical Accounting Policies” section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

The amount of future charge-offs and provisions for loan losses could be affected by, among other things, economic conditions in Jacksonville, Florida, and the surrounding communities. Such conditions could affect the financial strength of the Company’s borrowers and do affect the value of real estate collateral securing the Company’s mortgage loans. Loans secured by real estate represent approximately 92% of the Company’s total loans outstanding at March 31, 2008. In recent years, economic conditions in Jacksonville and the surrounding communities have been strong and real estate values have appreciated in a healthy manner. Presently, economic conditions remain healthy in this market and commercial real estate values remain stable. Residential real estate values have experienced volatility and have declined in some areas. Conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Company’s borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Company’s underwriting policies are relatively conservative and, as a result, the Company should not be any more affected than the overall market.

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

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $252,000 for the three months ended March 31, 2008, compared to $292,000 for the 2007 period. The decrease in total noninterest income was primarily the result of a reduction in mortgage fee income in the first quarter of 2008.

Noninterest expense increased to $2.3 million for the three months ended March 31, 2008, from $2.1 million for the three months ended March 31, 2007. Data processing fees, FDIC assessments and a one-time charge of $38,000 for the disposal of fixed assets no longer in use accounted for the majority of noninterest expense increasing $145,000 over the same period in 2007.

Income taxes for the three months ended March 31, 2008 were $261,000 (an effective rate of 32.71%) compared to income taxes of $328,000 for the three months ended March 31, 2007 (an effective tax rate of 37.66%). The reduction in the effective tax rate compared to one year earlier is the result of the Company’s efforts to transition the mix of its securities portfolio into additional tax-free municipal bonds. Additionally, there was a slight overstatement of income tax expense in the first quarter of 2007 which was corrected during the second quarter of last year.

Capital

The Company’s capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well-capitalized, adequately-capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 10.09%, 9.20% and 8.35%, respectively, at March 31, 2008. The Company also maintains capital levels that meet the same regulatory standards.

Cash Flows and Liquidity

Cash Flows. The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances and federal funds purchased. The Company uses cash from these and other sources to fund loan growth. Any remaining cash is used primarily to reduce borrowings and to purchase investment securities. During the first three months of 2008, the Company’s cash and cash equivalent position increased by $3.0 million. The increase in cash mainly resulted from an increase in deposit accounts of approximately $49.3 million from $288.9 million at December 31, 2007 to $338.2 million at March 31, 2008. This increase was offset by net loan originations of $17.4 million as well as a decrease in FHLB advances of $31.7 million from $67.8 million at December 31, 2007 to $36.1 million at March 31, 2008.

Liquidity. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold. At March 31, 2008, the Company had $30.8 million in federal funds sold and available-for-sale securities not subject to pledge agreements.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market and brokered certificates of deposit. The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the FHLB and other commercial banks. These lines, in the aggregate amount of approximately $149.2 million, do not represent legal commitments to extend credit on the part of the other banks.

Contractual Obligations, Commitments and Contingent Liabilities. The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Company’s overall level of these financial obligations since December 31, 2007 and that any changes in the Company’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 27, 2008, and is incorporated herein by reference.

Off-Balance Sheet Arrangements. There have been no material changes in the risks related to off-balance sheet arrangements since the Company’s disclosure in its Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that a financial institution will be adversely impacted by unfavorable changes in market prices. These unfavorable changes could result in a reduction in net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities.

Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest rate risk management is to control this risk within limits approved by the Board and narrower guidelines approved by the Asset Liability Committee. These limits and guidelines reflect the Bank’s tolerance for interest rate risk. The Bank attempts to control interest rate risk by identifying and quantifying exposures. The Bank quantifies its interest rate risk exposures using sophisticated simulation and valuation models as well as simpler gap analyses performed by a third-party vendor specializing in this activity. There have been no significant changes in the Bank’s primary market risk exposure or how those risks are managed since our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2007.

The Bank’s internal policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should change by less than 15%. The most current simulation projects the Bank’s net interest income to be within the parameters of its internal policy and has not changed significantly from our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2007. Such simulation involves numerous assumptions and estimates, which are inherently subjective and are subject to substantial business and economic uncertainties. Accordingly, the actual effects of an interest rate shift under actual future conditions may be expected to vary significantly from those derived from the simulation to the extent that the assumptions used in the simulation differ from actual conditions.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures performed within the 90 days preceding the filing of this Report, the Chief Executive Officer and Chief Financial Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls

The Company has made no significant changes in its internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

(c) Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

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
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 27, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit No. 2.1 Agreement and Plan of Merger by and between the Company and Heritage Bancshares, Inc. dated as of January 28, 2008 (1)

Exhibit No. 3.1: Articles of Incorporation of the Company (2)

Exhibit No. 3.2:  Amended and Restated Bylaws of the Company, as amended to date (3)

Exhibit No. 10.1: Stockholders Agreement by and between the Company and each of the directors of Heritage Bancshares, Inc. and Heritage Bank of North Florida dated as of January 28, 2008 (4)

Exhibit No. 10.2: Non-Competition Agreement Related to the Sale of Goodwill by and between the Company and each of the directors of Heritage Bancshares, Inc. and Heritage Bank of North Florida dated as of January 28, 2008 (5)

Exhibit No. 31.1: Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 31.2: Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 32: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit No. 2.1 to Form 8-K, filed January 29, 2008, File No. 000-30248.
(2)	Incorporated herein by reference to Appendix A to Form SB-2, filed September 30, 1998, Registration No. 333-64815.
(3)	Incorporated herein by reference to Exhibit No. 3.2 to Form 10-K for year ended December 31, 2007, filed March 27, 2008, File No. 000-30248.
(4)	Incorporated herein by reference to Exhibit No. 10.1 to Form 8-K filed January 29, 2008, File No. 000-30248.
(5)	Incorporated herein by reference to Exhibit No. 10.2 to Form 8-K filed January 29, 2008, File No. 000-30248.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 2, 2008	/s/ Gilbert J. Pomar, III
Gilbert J. Pomar, III
President and Chief Executive Officer

Date: May 2, 2008	/s/ Valerie A. Kendall
Valerie A. Kendall
Executive Vice President
and Chief Financial Officer

JACKSONVILLE BANCORP, INC.

EXHIBIT INDEX

Exhibit No. 2.1: Agreement and Plan of Merger by and between the Company and Heritage Bancshares, Inc. dated as of January 28, 2008(1)

Exhibit No. 3.1: Articles of Incorporation of the Company (2)

Exhibit No. 3.2:  Amended and Restated Bylaws of the Company, as amended to date (3)

Exhibit No. 10.1: Stockholders Agreement by and between the Company and each of the directors of Heritage Bancshares, Inc. and Heritage Bank of North Florida dated as of January 28, 2008 (4)

Exhibit No. 10.2: Non-Competition Agreement Related to the Sale of Goodwill by and between the Company and each of the directors of Heritage Bancshares, Inc. and Heritage Bank of North Florida dated as of January 28, 2008 (5)

Exhibit No. 31.1: Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 31.2: Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 32: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit No. 2.1 to Form 8-K, filed January 29, 2008, File No. 000-30248.
(2)	Incorporated herein by reference to Appendix A to Form SB-2, filed September 30, 1998, Registration No. 333-64815.
(3)	Incorporated herein by reference to Exhibit No. 3.2 to Form 10-K for the year ended December 31, 2007, filed March 27, 2008, File No. 000-30248.
(4)	Incorporated herein by reference to Exhibit 10.1 to Form 8-K, filed January 29, 2008, File No. 000-30248.
(5)	Incorporated herein by reference to Exhibit 10.2 to Form 8-K, filed January 29, 2008, File No. 000-30248.