Form 10-Q
period 2008-06-30
JACKSONVILLE BANCORP INC /FL/
filed 2008-08-08
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ____________.

Commission file number 000-30248

JACKSONVILLE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3472981
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of The Exchange Act).

Yes  ☐  No ☒

As of August 7, 2008, the latest practicable date, 1,748,799 of the Registrant’s common shares, $.01 par value, were issued and outstanding.

JACKSONVILLE BANCORP, INC.

2.

JACKSONVILLE BANCORP, INC.
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$5,782	$5,584
Federal funds sold	242	451
Total cash and cash equivalents	6,024	6,035
Securities available for sale	28,246	29,727
Securities held to maturity	50	50
Loans, net of allowance for loan losses of $4,213 at 2008 and $3,116 at 2007	370,094	339,265
Premises and equipment, net	4,137	4,342
Bank-owned life insurance (BOLI)	8,612	5,010
Federal Home Loan Bank (FHLB) stock	2,681	3,638
Accrued interest receivable	2,069	2,275
Other assets	2,324	1,620

Total assets	$424,237	$391,962

LIABILITIES
Deposits
Noninterest bearing	$39,427	$35,382
Money market, NOW and savings deposits	108,091	116,181
Time deposits	185,330	137,330
Total deposits	332,848	288,893
FHLB advances	43,900	67,830
Federal funds purchased	6,000	—
Subordinated debt	14,550	7,000
Accrued expenses and other liabilities	697	1,610
Total liabilities	397,995	365,333

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 8,000,000 shares authorized, 1,748,799 and 1,747,981 shares issued	17	17
Additional paid-in capital	18,537	18,459
Retained earnings	7,855	8,186
Treasury stock, 874 and 1,650 shares	(17)	(40)
Accumulated other comprehensive income	(150)	7
Total shareholders’ equity	26,242	26,629

Total liabilities and shareholders’ equity	$424,237	$391,962

See accompanying notes to unaudited consolidated financial statements.

3.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$5,846	$6,259	$12,235	$11,986
Securities	356	340	734	640
Other	7	13	33	29
Total interest income	6,209	6,612	13,002	12,655

Interest expense
Deposits	$2,780	$3,120	$5,782	$5,824
FHLB advances	394	360	832	628
Subordinated debt	106	139	233	274
Other	2	4	3	8
Total interest expense	3,282	3,623	6,850	6,734

Net interest income	2,927	2,989	6,152	5,921
Provision for loan losses	1,755	201	2,118	448

Net interest income after provision for loan losses	1,172	2,788	4,034	5,473

Noninterest income
Service charges on deposit accounts	158	150	326	301
Other income	102	135	186	276
Total noninterest income	260	285	512	577

Noninterest expense
Salaries and employee benefits	1,125	1,038	2,287	2,075
Merger costs	430	—	430	—
Occupancy and equipment	442	460	889	906
Other	825	452	1,532	1,075
Total noninterest expense	2,822	1,950	5,138	4,056

Income (loss) before income taxes	(1,390)	1,123	(592)	1,994
Income tax expense (benefit)	(550)	429	(289)	757
Net income (loss)	$(840)	$694	$(303)	$1,237

Weighted average:
Common shares	1,748,350	1,742,673	1,747,989	1,742,793
Dilutive stock options and warrants	—	77,146	—	78,362
Dilutive shares	1,748,350	1,819,819	1,747,989	1,821,155

Basic earnings (loss) per common share	$(.48)	$.40	$(.17)	$.71
Diluted earnings (loss) per common share	$(.48)	$.38	$(.17)	$.68

See accompanying notes to unaudited consolidated financial statements.

4.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional			Accumulated Other
	Outstanding		Paid-In	Retained	Treasury Stock	Comprehensive
	Shares	Amount	Capital	Earnings	Amount	Income (Loss)	Total

Balance at January 1, 2007	1,741,688	$17	$18,230	$5,241	$(57)	$(293)	$23,138

Comprehensive income:
Net income (loss)				1,237			1,237
Change in unrealized gain (loss) on securities available for sale, net of tax effects						(194)	(194)
Total comprehensive income							1,043

Purchase of treasury stock	(3,320)				(108)		(108)

Issuance of treasury stock	3,300		—	(2)	114		112

Share-based compensation expense			90				90

Balance at June 30, 2007	1,741,668	$17	$18,320	$6,476	$(51)	$(487)	$24,275

Balance at January 1, 2008	1,746,331	$17	$18,459	$8,186	$(40)	$7	$26,629

Comprehensive income:
Net income (loss)				(303)			(303)
Change in unrealized gain (loss) on securities available for sale, net of tax effects						(157)	(157)
Total comprehensive income							(460)

Purchase of treasury stock	(2,224)				(49)		(49)

Issuance of treasury stock	3,000		22	(28)	72		66

Share-based compensation expense			53				53

Common stock issued	618						—

Exercise of common stock options	200		3				3

Balance at June 30, 2008	1,747,925	$17	$18,537	$7,855	$(17)	$(150)	$26,242

See accompanying notes to unaudited consolidated financial statements.

5.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(303)	$1,237
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	263	278
Net amortization of deferred loan fees	32	74
Provision for loan losses	2,118	448
Premium amortization, net of accretion	(7)	11
Earnings on Bank Owned Life Insurance	(102)	(87)
Share-based compensation	122	202
Loss on disposal of assets	38	—
Net change in accrued interest receivable and other assets	(430)	21
Net change in accrued expenses and other liabilities	(913)	(7)
Net cash from operating activities	818	2,177

Cash flows from investing activities
Purchases of securities available for sale	(3,000)	(2,620)
Proceeds from maturities, calls and paydown of securities available for sale	4,236	1,770
Loan (originations) payments, net	(32,979)	(39,041)
Investment in Bank Owned Life Insurance	(3,500)	—
Additions to premises and equipment, net	(69)	(81)
Net change in Federal Home Loan Bank stock	957	(1,155)
Net cash from investing activities	(34,355)	(41,127)

Cash flows from financing activities
Net change in deposits	43,955	18,591
Net change in overnight FHLB advances	(9,930)	7,000
Net change in Fed funds purchased	6,000	(182)
Proceeds from issuance of subordinated debt	7,550	—
Proceeds from fixed rate FHLB advances	—	16,000
Repayment of fixed rate FHLB advance	(14,000)	—
Purchase of treasury stock	(49)	(108)
Net cash from financing activities	33,526	41,301

Net change in cash and cash equivalents	(11)	2,351
Cash and cash equivalents at beginning of period	6,035	4,478

Cash and cash equivalents at end of period	$6,024	$6,829

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$7,000	$6,545
Income taxes	795	645

See accompanying notes to unaudited consolidated financial statements.

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

The consolidated financial information included herein as of and for the periods ended June 30, 2008 and 2007 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2007 consolidated balance sheet was derived from the Company's December 31, 2007 audited consolidated financial statements.

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

NOTE 2 - LOAN PORTFOLIO COMPOSITION
The composition of the Bank’s loan portfolio at June 30, 2008 and December 31, 2007 is indicated below along with the growth from the prior year end.
			% Increase (Decrease)
	Total Loans	Total Loans	from December 31, 2007
	June 30, 2008	December 31, 2007	to June 30, 2008
Real estate mortgage loans:
Commercial	$221,960	$210,614	5.4%
Residential	84,721	75,141	12.7%
Construction(1)	32,830	29,737	10.4%
Farmland	2,582	2,325	11.1%
Commercial loans	28,190	20,291	38.9%
Consumer loans	4,415	4,631	(4.7)%
Subtotal	374,698	342,739	9.3%
Less: Net deferred loan fees	(391)	(358)	9.2%
Total	$374,307	$342,381	9.3%

(1)	Includes construction, land development and other land loans.

8.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 3 - ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses for the six months ended June 30, 2008 and 2007 follows:

	Six Months Ended June 30,
	2008	2007

Balance, January 1	$3,116	$2,621
Provisions for loan losses charged to expense	2,118	448
Loans charged off	(1,026)	(24)
Recoveries of loans previously charged off	5	3
Balance, June 30	$4,213	$3,048

Impaired loans were as follows:

	June 30,	December 31,
	2008	2007
Loans with no allocated allowance for loan losses	$478	$590

Loans with allocated allowance for loan losses	9,016	100

Total	$9,494	$690

Amount of the allowance for loan losses allocated	$803	$50

9.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 4 - CAPITAL ADEQUACY
Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at June 30, 2008 and December 31, 2007:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2008
Total Capital to risk weighted assets
Consolidated	$45,156	11.91%	$30,338	8.00%	N/A	N/A
Bank	39,874	10.50%	30,389	8.00%	$37,986	10.00%

Tier 1 (Core) Capital to Risk weighted assets
Consolidated	35,101	9.26%	15,169	4.00%	N/A	N/A
Bank	35,660	9.39%	15,195	4.00%	22,792	6.00%

Tier 1 (Core) Capital to average assets
Consolidated	35,101	8.40%	16,716	4.00%	N/A	N/A
Bank	35,660	8.54%	16,706	4.00%	20,882	5.00%

December 31, 2007
Total Capital to risk weighted assets
Consolidated	$36,739	10.60%	$27,715	8.00%	N/A	N/A
Bank	35,313	10.16%	27,819	8.00%	$34,774	10.00%

Tier 1 (Core) Capital to Risk weighted assets
Consolidated	33,623	9.70%	13,858	4.00%	N/A	N/A
Bank	32,197	9.26%	13,910	4.00%	20,864	6.00%

Tier 1 (Core) Capital to average assets
Consolidated	33,623	8.68%	15,487	4.00%	N/A	N/A
Bank	32,197	8.31%	15,496	4.00%	19,370	5.00%

In addition, under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. Management believes, as of June 30, 2008, that the Bank is well capitalized for prompt corrective action purposes. The Company has included in Tier 1 Capital and Total Capital the trust preferred securities that were issued in June 2004, December 2006 and June 2008.

10.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 5 - FEDERAL HOME LOAN BANK ADVANCES
At June 30, 2008 and December 31, 2007, advances from the Federal Home Loan Bank (FHLB) were as follows:

	2008	2007
Overnight advance maturing daily at a daily variable rate of 2.57% and 4.40% at June 30, 2008 and December 31, 2007, respectively	$18,900	$28,830

Advances maturing January 11, 2008 at a fixed rate of 5.26%	—	6,000

Advances maturing January 26, 2008 at a fixed rate of 4.65%	—	5,000

Advances maturing April 11, 2008 at a fixed rate of 4.36%	—	3,000

Advances maturing July 28, 2008 at a fixed rate of 4.59%	5,000	5,000

Convertible advances maturing June 8, 2010 with a quarterly call option beginning June 9, 2008 at a fixed rate of 4.99%	5,000	5,000

Convertible advances maturing June 8, 2012 with a quarterly call option beginning September 10, 2007 at a fixed rate of 4.68%	5,000	5,000

Convertible advances maturing August 13, 2010 with a quarterly call option beginning August 13, 2008 at a fixed rate of 4.51%	5,000	5,000

Convertible advances maturing October 4, 2010 with a quarterly call option beginning October 6, 2008 at a fixed rate of 4.15%	5,000	5,000
	$43,900	$67,830

Each advance is payable at its maturity date, with a prepayment penalty for the fixed rate advances. The advances are collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.

11.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 6 - FAIR VALUE
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

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Assets measured at fair value on a recurring basis as summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Securities available for sale	$28,246	—	$28,246	—

Security fair values are based on market prices or dealer quotes on securities with similar characteristics.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Impaired Loans	$8,213	—	$8,213	—

The following represent impairment charges recognized during the period:
Impaired loans, which are measured for impairment using discounted cash flows or the fair value of the collateral for collateral dependent loans, had a carrying amount of $9,016, with a valuation allowance of $803, resulting in an additional provision for loan losses of $736 for the period. Additional impaired loans, not measured using levels of inputs to measure fair value, had a carrying amount of $478. Collateral dependent impaired loans, valued under Level 2, were measured using current appraised values along with information on recent market transactions; loans valued under Level 3 were valued based on the present value of expected future cash flows.

12.

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

13.

Our operations are influenced by the local economic conditions and by policies of financial institution regulatory authorities. Fluctuations in interest rates, due to factors such as competing financial institutions as well as the Federal Reserve’s decisions on changes in interest rates, impact interest-earning assets and our cost of funds and, thus, our net interest margin. In addition, the local economy and real estate market of Northeast Florida and the demand for our products and loans impacts our margin. The local economy and viability of local businesses can also impact the ability of our customers to make payments on loans, thus impacting our loan portfolio. The Company evaluates these factors when valuing its allowance for loan losses and believes that the local economy is stable. However, the Company believes that the local real estate market has softened somewhat in the residential real estate area. The Company also believes its underwriting procedures are relatively conservative and, as a result, the Company is not being any more affected than the overall market in the current economic downturn.

In the six months of 2008, the Federal Reserve reduced the federal funds rate four times. At December 31, 2007, the federal funds rate was 4.25%. The Federal Reserve reduced the federal funds rate to 3.50% on January 22, 2008, to 3.0% on January 30, 2008, to 2.25% on March 18, 2008 and to 2.0% on April 30, 2008. In anticipation, the Company positioned itself to be in a slightly liability sensitive position, which means the pricing on our earning assets will reset to the lower short-term rates at a slower pace than our interest bearing liabilities. This position would typically have a positive impact on the net interest margin. However, other variables, such as liquidity needs, competition and the need to pursue alternative funding sources, have offset the benefits of the pricing resets.

On January 28, 2008, Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Heritage Bancshares, Inc. (“Heritage”) pursuant to which, subject to the satisfaction or waiver of the conditions contained therein, Heritage would merge with and into Bancorp (the “Merger”), with Bancorp remaining as the surviving entity.

On June 24, 2008, Bancorp announced that, through mutual agreement, the Merger Agreement with Heritage had been terminated. Both companies attributed the amicable termination of the deal to the current economic climate in the banking industry which changed the benefits of the merger for their respective stockholders.

Introduction

In the following pages, management presents an analysis of the financial condition of the Company as of June 30, 2008 compared to December 31, 2007, and the results of operations for the six months ended June 30, 2008 compared with the same period in 2007. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

14.

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets increased $32.2 million, or 8.2%, from $392 million at December 31, 2007 to $424.2 million at June 30, 2008. During the six months ended June 30, 2008, the Company experienced net loan growth of $30.8 million, or 9.1%. The increase in net loans was driven by increases in commercial real estate loans of $11.3 million, or 5.4%, residential real estate loans of $9.6 million, or 12.7%, construction real estate loans of $3.1 million, or 10.4%, and commercial loans of $7.9 million, or 38.9%. The Company funded the increase in earning assets through an increase in deposits of $43.9 million, an increase in federal funds purchased of $6.0 million and an increase of subordinated debt of $7.5 million offset by a decrease in FHLB advances by $23.9 million.

Total deposits increased $43.9 million, or 15.2%, from $288.9 million at December 31, 2007 to $332.8 million at June 30, 2008. During the six months ended June 30, 2008, noninterest-bearing deposits increased $4.0 million to $39.4 million. Money market, NOW and savings deposits decreased $8.1 million to $108.1 million. Time deposits increased $48.0 million to $185.0 million.

Investment securities available for sale decreased $1.5 million to $28.2 million at June 30, 2008. During the six months ended June 30, 2008, we purchased $3.0 million of securities and received $4.2 million in proceeds from maturities, calls and principal repayments. Of the $3.0 million purchased in the current year, approximately $1.3 million was invested in mortgage-backed securities and $1.7 million was invested in U.S. government agency securities.

Bank-owned life insurance increased $3.6 million primarily due to the purchase of an additional $3.5 million BOLI contract entered into by the Bank during the second quarter.

Subordinated debt increased by $7.6 million as a result of a private placement offering of trust preferred securities. The securities were issued at a rate 3.75% over 90-day LIBOR rates. The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed and the remainder as Tier 2 capital for federal regulatory purposes.

Total shareholders' equity decreased by $387,000, or 1.5%, from $26.6 million at December 31, 2007 to $26.2 million at June 30, 2008. The decrease is mainly attributable to a net loss of $303,000. At June 30, 2008, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 1,748,799 shares were issued and 1,747,925 shares were outstanding. In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at June 30, 2008.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

Net Income

There was a net loss for the first six months of 2008 of $303,000, compared to a $1.2 million net income in the first six months of 2007. On a diluted per share basis, the net loss was $.17 for the six months ended June 30, 2008 compared to net income of $.68 for the six months ended June 30, 2007. The net loss was driven primarily by additional provisions for loan losses, lower net interest margin, and expenses related to the termination of the merger.

15.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, increased $231,000, or 3.9% from $5.9 million for the six months ended June 30, 2007 to $6.2 million for the six months ended June 30, 2008. This increase resulted from an increase in interest income of $347,000, offset by an increase in interest expense of $116,000, driven primarily by an increase in time deposits, our highest cost deposit category. Additional funding from short-term borrowings and FHLB advances also increased interest expense by $204,000. The primary driver in the increase in net interest income will continue to be the growth in our earning assets.

When comparing the first six months of 2008 to the same period last year, the Company experienced growth in its loan portfolio of 9.3%, compared to 13.7% for the same period in the previous year, with the most significant impact occurring in commercial loans. The Company also experienced growth in deposit products, with the largest increase occurring in time deposit accounts.

Many of the Bank’s loans are indexed to the prime rate. The lower level of the prime rate in the first six months of 2008 compared to the comparative period in 2007 is reflected in the lower average yield of the loan portfolio due to lower rates earned on variable rate loans and new loan production. The average yield on interest-earning assets for the first six months of 2008 was 6.63%, which was a decrease of 113 basis points, compared to the 7.76% yield earned during the first six months of 2007.

The average cost of interest-bearing liabilities decreased 76 basis points from 4.79% in the first six months of 2007 to 4.03% in the comparable period in 2008. The average cost of interest-bearing deposits and all interest-bearing liabilities reflect, in part, the change in the funding mix for the first six months of 2008 as compared to the same period in 2007.

The net interest margin decreased by 49 basis points from 3.63% to 3.14% when comparing the first six months of 2008 to the same period last year. This decrease is mainly the result of the rapid reduction in short-term rates by the Federal Reserve which immediately affected our variable priced loans offset by a lagging in deposit repricing due to maturities of time deposits and the competitive nature of the funding markets. Additionally, $7.8 million in loans were placed on non-accrual status during the second quarter. Furthermore, proceeds from maturity, amortization and prepayment of loans and securities continue to be invested at current market rates. The Company closely monitors its cost of funds and has taken action to reduce such costs through deposit gathering initiatives focused on generating lower cost demand, money market and savings accounts. In the current interest rate environment, the margin may contract further; however, as stated above, management has implemented various strategies to reduce the rising cost of funding.

16.

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and shareholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Six Months Ended June 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$360,561	$12,235	6.82%	$299,608	$11,986	8.07%
Securities (2)	31,813	734	4.64	28,343	640	4.55
Other interest-earning assets (3)	2,191	33	3.03	777	29	7.53
Total interest-earning assets	394,565	13,002	6.63	328,728	12,655	7.76
Noninterest-earning assets (4)	15,990			14,058
Total assets	$410,555			$342,786

Interest-bearing liabilities:
Savings deposits	$14,816	$234	3.18	$10,054	$158	3.17
NOW deposits	7,350	7.19		7,360	6.16
Money market deposits	90,749	1,194	2.65	126,679	2,846	4.53
Time deposits	180,645	4,347	4.84	108,232	2,814	5.24
FHLB advances	40,508	832	4.14	23,811	628	5.32
Subordinated debt	7,456	233	6.28	7,000	274	7.89
Other interest-bearing liabilities (5)	286	3	2.11	246	8	6.56
Total interest-bearing liabilities	341,810	6,850	4.03	283,382	6,734	4.79
Noninterest-bearing liabilities	41,515			35,728
Shareholders' equity	27,230			23,676
Total liabilities and shareholders' equity	$410,555			$342,786
Net interest income		$6,152			$5,921
Interest rate spread (6)			2.60%			2.97%
Net interest margin (7)			3.14%			3.63%

(1)	Includes nonaccrual loans.
(2)	Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.
(3)	Includes federal funds sold.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes federal funds purchased.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.

17.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Six Months Ended June 30,
	2008 Versus 2007 (1)
	Increase (decrease) due to changes in:
			Net
	Volume	Rate	Change
	(Dollars in thousands)
Interest income:
Loans	$2,226	$(1,977)	$249
Securities	80	14	94
Other interest-earning assets	29	(25)	4
Total interest income	2,335	(1,988)	347

Interest expense:
Savings deposits	75	1	76
NOW deposits	—	1	1
Money market deposits	(671)	(981)	(1,652)
Time deposits	1,757	(224)	1,533
FHLB advances	366	(162)	204
Subordinated debt	17	(58)	(41)
Other interest-bearing liabilities	1	(6)	(5)
Total interest expense	1,545	(1,429)	116

Increase in net interest income	$790	$(559)	$231

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

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

18.

Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on March 27, 2008.

Asset Quality

The Company has identified certain assets as nonperforming. These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and foreclosed real estate. Loans are placed on nonaccrual status when management has concerns regarding its ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due. These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. Loans are impaired when it is considered probable that management will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms or realize the full carrying value of the loan. During the first six months in 2008, the Company experienced an increase in impaired loans from $690,000 to $8.8 million driven by an increase in nonperforming loans of $8.1 million and one additional loan in the amount of $700,000 that was identified as a result of the expanded efforts of management as discussed under the Allowance and Provision for Loan Losses section below. The Company’s nonperforming assets at June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)

Nonaccruing loans	$8,794	$690
Loans past due over 90 days still on accrual	—	—
Total nonperforming loans	8,794	690
Foreclosed assets, net	—	—
Total nonperforming assets	$8,794	$690

Allowance for loan losses	$4,213	$3,116

Nonperforming loans and foreclosed assets as a percent of total assets	2.07%	.18%
Nonperforming loans as a percent of gross loans	2.35%	.20%
Allowance for loan losses as a percent of nonperforming loans	47.91%	451.59%

The Company critically evaluates all requests for additional funding on classified loans to determine whether the borrower has the capacity and willingness to repay. Any requests of this nature require concurrence by the Loan Committee of the Board of Directors.

Allowance and Provision for Loan Losses

The allowance for loan losses grew by $1.1 million during the first six months of 2008, amounting to $4.2 million at June 30, 2008, as compared to $3.1 million at December 31, 2007. The allowance represented approximately 1.12% of total loans at June 30, 2008 and .91% at December 31, 2007. During the first six months of 2008, the Company had charge-offs of $1.0 million, recoveries of $5,000 and recorded a $2.1 million provision for loan losses compared to charge-offs of $24,000, recoveries of $3,000 and a provision for loan losses of $448,000 for the first six months of 2007. The larger provision for loan losses in 2008 was driven primarily from continued loan growth and the Bank’s expanded efforts to identify potential losses inherent in the portfolio. The Bank’s increased identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s and peer banks’ experiences as well as industry and economic trends. As a result of the expanded efforts, management does not believe that the same level of charge-offs experienced during the six-month period of 2008 will be experienced in future periods. Impaired loans increased to $9.5 million as of June 30, 2008; of this amount, $803,000 was specifically allocated to the allowance for loan losses which is deemed sufficient to absorb any future potential losses.

19.

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

In estimating the overall exposure to loss on impaired loans, the Company has considered a number of factors, including the borrower’s character, overall financial condition, resources and payment record, the prospects for support from any financially responsible guarantors, and the realizable value of any collateral. The Company also considers other internal and external factors when determining the allowance for loan losses. These factors include, but are not limited to, changes in national and local economic conditions, commercial lending staff limitations, impact from lengthy commercial loan workout and charge-off periods, loan portfolio concentrations and trends in the loan portfolio.

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

Based on the results of the analysis performed by management at June 30, 2008, the allowance for loan loss is considered to be adequate to absorb estimated loan losses in the portfolio as of that date. As more fully discussed in the “Critical Accounting Policies” section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

The amount of future charge-offs and provisions for loan losses could be affected by, among other things, economic conditions in Jacksonville, Florida, and the surrounding communities. Such conditions could affect the financial strength of the Company’s borrowers and do affect the value of real estate collateral securing the Company’s mortgage loans. Loans secured by real estate represent approximately 91% of the Company’s total loans outstanding at June 30, 2008. In recent years, economic conditions in Jacksonville and the surrounding communities have been strong and real estate values have appreciated in a healthy manner. Presently, economic conditions remain relatively stable in this market and real estate values have experienced some softening. Residential real estate values have experienced greater volatility and have declined in most areas. Conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Company’s borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure. However, management believes that the Company should not be any more affected than the overall market.

20.

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

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $512,000 for the six months ended June 30, 2008, compared to $577,000 for the comparable 2007 period. The decrease in total noninterest income was primarily the result of a reduction in mortgage origination referral income due to the slowing real estate market, partially offset by income earned on an additional $3.5 million BOLI contract entered into by the bank during the second quarter.

Noninterest expense increased to $5.1 million for the six months ended June 30, 2008, from $4.0 million for the six months ended June 30, 2007. Compensation expenses, professional fees, data processing fees, FDIC assessments, a one-time charge of $38,000 for the disposal of fixed assets no longer in use and a one-time charge of $430,000 for expenses related to the termination of the merger accounted for the majority of noninterest expense increasing $1.1 million over the same period in 2007.

Income taxes for the six months ended June 30, 2008 was a tax benefit of $289,000 (an effective rate of 48.82%) compared to income taxes of $757,000 for the six months ended June 30, 2007 (an effective tax rate of 37.96%). The increase in the effective tax rate compared to one year earlier is the result of the benefits derived from tax-free municipal bonds and tax-free income earned on the bank-owned life insurance policies resulting in a lower percentage of income, or greater percentage of loss, being taxed at the statutory rates.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and 2007

Net income for the second quarter of 2008 was a loss of $840,000, or a net loss of $.48 per diluted share, as compared to a net income of $694,000, or $.38 per diluted share, earned for the same quarter last year. The largest components of the decrease in net income are an increase in provision for loan loss of $1.5 million, $430,000 for expenses related to the termination of the merger and a $166,000 increase in professional fees.

Net interest income for the second quarter of 2008 was flat at $2.9 million, compared to the second quarter of 2007. Interest income for the quarter declined $403,000 when compared to the prior year as a result of the ongoing reduction in short-term rates by the Federal Reserve as well as the $7.8 million in loans that were placed on non-accrual during the quarter; this was offset by average earning asset growth of $59.9 million. Interest expense declined by $341,000 as a result of the reduction in short-term rates offset by a transition from core deposits into more expensive time deposits and wholesale funding required to support the Company’s strong earning asset growth. The net interest margin was 2.93% for the quarter, compared to 3.51% for the comparable period in 2007.

21.

Capital

The Company’s capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well-capitalized, adequately-capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 10.50%, 9.39% and 8.54%, respectively, at June 30, 2008. The Company also maintains capital levels that meet the same regulatory standards. If the capital ratios of the Company and Bank were to fall below levels required under regulatory standards, it is the Company’s and Bank’s policy to increase capital in an amount sufficient to meet regulatory requirements within 30 days.

During the second quarter, the Company issued $7.6 million in a private placement offering of trust preferred securities. The trust preferred securities are treated as Tier 1 capital up to the maximum amount allowed and the remainder as Tier 2 capital for federal regulatory purposes.

Cash Flows and Liquidity

Cash Flows. The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances and federal funds purchased. The Company uses cash from these and other sources to fund loan growth. Any remaining cash is used primarily to reduce borrowings and to purchase investment securities. During the first six months of 2008, the Company’s cash and cash equivalent position decreased by $11,000. The decrease in cash mainly resulted from an increase in deposit accounts of approximately $43.9 million from $288.9 million at December 31, 2007 to $332.8 million at June 30, 2008, offset by net loan originations of $33.0 million as well as a decrease in FHLB advances of $23.9 million from $67.8 million at December 31, 2007 to $43.9 million at June 30, 2008.

Liquidity. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold. At June 30, 2008, the Company had $28.5 million in federal funds sold and available-for-sale securities not subject to pledge agreements.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market and brokered certificates of deposit. The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the FHLB and other commercial banks. These lines, in the aggregate amount of approximately $159.9 million, do not represent legal commitments to extend credit on the part of the other banks.

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

22.

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

Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest rate risk management is to control this risk within limits approved by the Board of Directors and narrower guidelines approved by the Asset Liability Committee. These limits and guidelines reflect the Bank’s tolerance for interest rate risk. The Bank attempts to control interest rate risk by identifying and quantifying exposures. The Bank quantifies its interest rate risk exposures using sophisticated simulation and valuation models as well as simpler gap analyses performed by a third-party vendor specializing in this activity. There have been no significant changes in the Bank’s primary market risk exposure or how those risks are managed since our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon management’s evaluation of those controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

23.

(b) Changes in Internal Controls

In the ordinary course of business, the Company may routinely modify, upgrade and enhance its internal controls and procedures for financial reporting. In an effort to improve internal control over financial reporting, the Company continues to emphasize the importance of identifying areas for improvement and to create and implement new policies and procedures where deficiencies exist. The Company has improved controls relating to credit policies, loan grading and the allowance for loan loss. However, there have not been any changes in the Company’s internal controls over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

24.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders

On April 29, 2008, the Company held an annual meeting of the shareholders of its common stock to vote on (i) the election of four persons to the Company’s Board of Directors, and (ii) the approval of the 2008 Amendment and Restatement of the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan.

All of the directors up for election at the annual meeting were elected to serve a term of office of three years, expiring at the annual meeting in the year 2011. The following table sets forth the votes for and votes withheld with respect to the election of the directors:

Director Nominee	Votes For	Votes Withheld
R.C. Mills	1,518,186	22,570
Gilbert J. Pomar, III	1,518,186	22,570
Donald E. Roller	1,515,311	25,445
Charles F. Spencer	1,517,536	23,220

The 2008 Amendment and Restatement of the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (the “Plan”) was also approved by the shareholders. The Plan, among other things, authorized up to 70,000 shares of the Company’s common stock for issuances of awards under the Plan. The purposes of the Plan are to encourage outstanding individuals to accept or continue employment with the Company or its subsidiaries and to furnish maximum incentive to those persons to improve operations and increase profits and to strengthen the mutuality of interest between those persons and the Company’s shareholders by providing them incentives. The following table sets forth the votes for, votes against and votes withheld with respect to the approval of the Plan:

Votes For	Votes Against	Votes Abstained	Non-votes
856,692	38,026	10,930	635,108

Item 5.	Other Information
None

Item 6.	Exhibits
Exhibit No. 3.1: Articles of Incorporation of the Company (1)

Exhibit No. 3.2:  Amended and Restated Bylaws of the Company, as amended to date (2)

Exhibit No. 4.1: Form of Capital Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (3)

Exhibit No. 4.2: Form of Common Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (4)

Exhibit No. 4.3: Form of Junior Subordinated Debt Security of Jacksonville Bancorp, Inc. (5)

25.

Exhibit No. 10.1: Mutual Termination Agreement dated June 24, 2008 between Jacksonville Bancorp, Inc. and Heritage Bancshares, Inc. (6)

Exhibit No. 10.2: Indenture dated June 20, 2008 between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as trustee. (7)

Exhibit No. 10.3: Amended and Restated Declaration of Trust of Jacksonville Bancorp, Inc. Statutory Trust III dated June 20, 2008, by and among Jacksonville Bancorp, Inc., as sponsor, Wells Fargo Delaware Trust Company, as Delaware trustee, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein. (8)

Exhibit No. 10.4: Guarantee Agreement dated June 20, 2008, by and between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as trustee. (9)

Exhibit No. 31.1: Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.

Exhibit No. 31.2: Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.

Exhibit No. 32: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Appendix A to Form SB-2, filed September 30, 1998, Registration No. 333-64815.
(2)	Incorporated herein by reference to Exhibit No. 3.2 to Form 10-K for year ended December 31, 2007, filed March 27, 2008, File No. 000-30248.
(3)	Incorporated herein by reference to Exhibit No. 4.1 to Form 8-K filed July 31, 2008, File No. 000-30248.
(4)	Incorporated herein by reference to Exhibit No. 4.2 to Form 8-K filed July 31, 2008, File No. 000-30248.
(5)	Incorporated herein by reference to Exhibit No. 4.3 to Form 8-K filed July 31, 2008, File No. 000-30248.
(6)	Incorporated herein by reference to Exhibit No. 10.1 to Form 8-K/A filed June 26, 2008, File No. 000-30248.
(7)	Incorporated herein by reference to Exhibit No. 10.1 to Form 8-K filed July 31, 2008, File No. 000-30248.
(8)	Incorporated herein by reference to Exhibit No. 10.2 to Form 8-K filed July 31, 2008, File No. 000-30248.
(9)	Incorporated herein by reference to Exhibit No. 10.3 to Form 8-K filed July 31, 2008, File No. 000-30248.

26.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2008	/s/ Gilbert J. Pomar, III
Gilbert J. Pomar, III
President and Chief Executive Officer

Date: August 8, 2008	/s/ Valerie A. Kendall
Valerie A. Kendall
Executive Vice President
and Chief Financial Officer

27.

JACKSONVILLE BANCORP, INC.

EXHIBIT INDEX

Exhibit No. 3.1: Articles of Incorporation of the Company (1)

Exhibit No. 3.2:  Amended and Restated Bylaws of the Company, as amended to date (2)

Exhibit No. 4.1: Form of Capital Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (3)

Exhibit No. 4.2: Form of Common Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (4)

Exhibit No. 4.3: Form of Junior Subordinated Debt Security of Jacksonville Bancorp, Inc. (5)

Exhibit No. 10.1: Mutual Termination Agreement dated June 24, 2008 between Jacksonville Bancorp, Inc. and Heritage Bancshares, Inc. (6)

Exhibit No. 10.2: Indenture dated June 20, 2008 between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as trustee. (7)

Exhibit No. 10.3: Amended and Restated Declaration of Trust of Jacksonville Bancorp, Inc. Statutory Trust III dated June 20, 2008, by and among Jacksonville Bancorp, Inc., as sponsor, Wells Fargo Delaware Trust Company, as Delaware trustee, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein. (8)

Exhibit No. 10.4: Guarantee Agreement dated June 20, 2008, by and between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as trustee. (9)

Exhibit No. 31.1: Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.

Exhibit No. 31.2: Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.

Exhibit No. 32: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Appendix A to Form SB-2, filed September 30, 1998, Registration No. 333-64815.
(2)	Incorporated herein by reference to Exhibit No. 3.2 to Form 10-K for year ended December 31, 2007, filed March 27, 2008, File No. 000-30248.
(3)	Incorporated herein by reference to Exhibit No. 4.1 to Form 8-K filed July 31, 2008, File No. 000-30248.
(4)	Incorporated herein by reference to Exhibit No. 4.2 to Form 8-K filed July 31, 2008, File No. 000-30248.
(5)	Incorporated herein by reference to Exhibit No. 4.3 to Form 8-K filed July 31, 2008, File No. 000-30248.
(6)	Incorporated herein by reference to Exhibit No. 10.1 to Form 8-K/A filed June 26, 2008, File No. 000-30248.
(7)	Incorporated herein by reference to Exhibit No. 10.1 to Form 8-K filed July 31, 2008, File No. 000-30248.
(8)	Incorporated herein by reference to Exhibit No. 10.2 to Form 8-K filed July 31, 2008, File No. 000-30248.
(9)	Incorporated herein by reference to Exhibit No. 10.3 to Form 8-K filed July 31, 2008, File No. 000-30248.

28.