Form 10-Q
period 2008-09-30
JACKSONVILLE BANCORP INC /FL/
filed 2008-11-07
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐ No ☒

As of November 6, 2008, the latest practicable date, 1,748,799 of the Registrant’s common shares, $.01 par value, were issued and outstanding.

JACKSONVILLE BANCORP, INC.

JACKSONVILLE BANCORP, INC.
PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Cash and due from banks	$6,744	$5,584
Federal funds sold	1,002	451
Total cash and cash equivalents	7,746	6,035
Securities available for sale	28,924	29,727
Securities held to maturity	50	50
Loans, net of allowance for loan losses of $4,337 at 2008 and $3,116 at 2007	376,344	339,265
Premises and equipment, net	4,046	4,342
Bank-owned life insurance (BOLI)	8,696	5,010
Federal Home Loan Bank (FHLB) stock	2,591	3,638
Accrued interest receivable	2,091	2,275
Other assets	2,684	1,620

Total assets	$433,172	$391,962

LIABILITIES
Deposits
Noninterest bearing	$44,656	$35,382
Money market, NOW and savings deposits	86,035	116,181
Time deposits	220,125	137,330
Total deposits	350,816	288,893
FHLB advances	40,300	67,830
Subordinated debt	14,550	7,000
Accrued expenses and other liabilities	1,055	1,610
Total liabilities	406,721	365,333

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 8,000,000 shares authorized, 1,748,799 and 1,747,981 shares issued	17	17
Additional paid–in capital	18,537	18,459
Retained earnings	8,145	8,186
Treasury stock, 168 and 1,650 shares	(2)	(40)
Accumulated other comprehensive income	(246)	7
Total shareholders’ equity	26,451	26,629

Total liabilities and shareholders’ equity	$433,172	$391,962

See accompanying notes to unaudited consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$6,096	$6,747	$18,331	$18,733
Securities	366	369	1,100	1,009
Other	(5)	18	28	47
Total interest income	6,457	7,134	19,459	19,789

Interest expense
Deposits	$2,778	$3,285	$8,560	$9,109
FHLB advances	405	504	1,237	1,132
Subordinated debt	223	140	456	414
Other	3	2	6	10
Total interest expense	3,409	3,931	10,259	10,665

Net interest income	3,048	3,203	9,200	9,124
Provision for loan losses	665	32	2,783	480

Net interest income after provision for loan losses	2,383	3,171	6,417	8,644

Noninterest income
Service charges on deposit accounts	170	169	496	470
Other income	130	115	316	391
Total noninterest income	300	284	812	861

Noninterest expense
Salaries and employee benefits	1,141	1,122	3,428	3,197
Merger costs	—	—	430	—
Occupancy and equipment	449	437	1,338	1,343
Other	749	729	2,281	1,804
Total noninterest expense	2,339	2,288	7,477	6,344

Income (loss) before income taxes	344	1,167	(248)	3,161
Income tax expense (benefit)	77	386	(212)	1,143
Net income (loss)	$267	$781	$(36)	$2,018

Weighted average:
Common shares	1,748,567	1,745,143	1,748,183	1,743,585
Dilutive stock options and warrants	28,725	70,441	—	76,052
Dilutive shares	1,777,292	1,815,584	1,748,183	1,819,637

Basic earnings (loss) per common share	$.15	$.45	$(.02)	$1.16
Diluted earnings (loss) per common share	$.15	$.43	$(.02)	$1.11

See accompanying notes to unaudited consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional			Accumulated Other
	Outstanding		Paid-In	Retained	Treasury Stock	Comprehensive
	Shares	Amount	Capital	Earnings	Amount	Income (Loss)	Total

Balance at January 1, 2007	1,741,688	$17	$18,230	$5,241	$(57)	$(293)	$23,138

Comprehensive income:
Net income (loss)				2,018			2,018
Change in unrealized gain (loss) on securities available for sale, net of tax effects						75	75
Total comprehensive income							2,093

Purchase of treasury stock	(4,716)				(148)		(148)

Issuance of treasury stock	4,950		1	(6)	165		160

Share-based compensation expense			137				137

Exercise of common stock options	4,643		77				77

Balance at September 30, 2007	1,746,565	$17	$18,445	$7,253	$(40)	$(218)	$25,457

Balance at January 1, 2008	1,746,331	$17	$18,459	$8,186	$(40)	$7	$26,629

Comprehensive income:
Net income (loss)				(36)			(36)
Change in unrealized gain (loss) on securities available for sale, net of tax effects						(253)	(253)
Total comprehensive income							(289)

Purchase of treasury stock	(3,018)				(62)		(62)

Issuance of treasury stock	4,500		(7)	(5)	100		88

Share-based compensation expense			82				82

Common stock issued	618						—

Exercise of common stock options	200		3				3

Balance at September 30, 2008	1,748,631	$17	$18,537	$8,145	$(2)	$(246)	$26,451

See accompanying notes to unaudited consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(36)	$2,018
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	387	416
Net amortization of deferred loan fees	54	95
Provision for loan losses	2,783	480
Premium amortization, net of accretion	(18)	14
Earnings on Bank Owned Life Insurance	(186)	(130)
Share-based compensation	170	297
Loss on disposal of assets	38	—
Net change in accrued interest receivable and other assets	(766)	333
Net change in accrued expenses and other liabilities	(555)	(10)
Net cash from operating activities	1,871	3,513

Cash flows from investing activities
Purchases of securities available for sale	(5,107)	(6,244)
Proceeds from maturities, calls and paydown of securities available for sale	5,521	2,495
Loan (originations) payments, net	(39,916)	(53,246)
Investment in Bank Owned Life Insurance	(3,500)	—
Additions to premises and equipment, net	(89)	(167)
Net change in Federal Home Loan Bank stock	1,047	(1,812)
Net cash from investing activities	(42,044)	(58,974)

Cash flows from financing activities
Net change in deposits	61,923	16,880
Net change in overnight FHLB advances	(8,530)	18,400
Net change in Fed funds purchased	—	(134)
Proceeds from issuance of subordinated debt	7,550	—
Proceeds from fixed rate FHLB advances	—	21,000
Proceeds from exercise of stock options	3	46
Excess tax benefits from stock-based payment arrangements	—	31
Repayment of fixed rate FHLB advance	(19,000)	—
Purchase of treasury stock	(62)	(148)
Net cash from financing activities	41,884	56,075

Net change in cash and cash equivalents	1,711	614
Cash and cash equivalents at beginning of period	6,035	4,478
Cash and cash equivalents at end of period	$7,746	$5,092

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$10,338	$10,355
Income taxes	795	1,155

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

The consolidated financial information included herein as of and for the periods ended September 30, 2008 and 2007 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2007 consolidated balance sheet was derived from the Company's December 31, 2007 audited consolidated financial statements.

Adoption of New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October 2008, the FASB issued Staff Position (FSP) 157-3 Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active. This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The impact of adoption was not material.

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

NOTE 2 – LOAN PORTFOLIO COMPOSITION
The composition of the Bank’s loan portfolio at September 30, 2008 and December 31, 2007 is indicated below along with the growth from December 31, 2007 to September 30, 2008.

			% Increase (Decrease)
	Total Loans	Total Loans	from December 31, 2007
	September 30, 2008	December 31, 2007	to September 30, 2008
Real estate mortgage loans:
Commercial	$225,508	$210,614	7.1%
Residential	84,779	75,141	12.8%
Construction(1)	35,187	29,737	18.3%
Farmland	2,582	2,325	11.1%
Commercial loans	28,650	20,291	41.2%
Consumer loans	4,387	4,631	(5.3%)
Subtotal	381,093	342,739	11.2%
Less: Net deferred loan fees	(412)	(358)	15.1%
Total	$380,681	$342,381	11.2%

(1)  Includes construction, land development and other land loans.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 3 – ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 follows:

	Nine Months Ended September 30,
	2008	2007

Balance, January 1	$3,116	$2,621
Provisions for loan losses charged to expense	2,783	480
Loans charged off	(1,675)	(51)
Recoveries of loans previously charged off	113	10
Balance, September 30	$4,337	$3,060

Impaired loans were as follows:

	September 30,	December 31,
	2008	2007
Loans with no allocated allowance for loan losses	$3,946	$590

Loans with allocated allowance for loan losses	4,741	100

Total	$8,687	$690

Amount of the allowance for loan losses allocated	$650	$50

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 4 – CAPITAL ADEQUACY
Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios at September 30, 2008 and December 31, 2007:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2008
Total Capital to risk
weighted assets
Consolidated	$45,584	11.79%	$30,942	8.00%	N/A	N/A
Bank	40,493	10.49%	30,872	8.00%	$38,590	10.00%

Tier 1 (Core) Capital to Risk
weighted assets
Consolidated	35,507	9.18%	15,471	4.00%	N/A	N/A
Bank	36,156	9.37%	15,436	4.00%	23,154	6.00%

Tier 1 (Core) Capital to
average assets
Consolidated	35,507	8.24%	17,231	4.00%	N/A	N/A
Bank	36,156	8.41%	17,202	4.00%	21,503	5.00%

December 31, 2007
Total Capital to risk
weighted assets
Consolidated	$36,739	10.60%	$27,715	8.00%	N/A	N/A
Bank	35,313	10.16%	27,819	8.00%	$34,774	10.00%

Tier 1 (Core) Capital to Risk
weighted assets
Consolidated	33,623	9.70%	13,858	4.00%	N/A	N/A
Bank	32,197	9.26%	13,910	4.00%	20,864	6.00%

Tier 1 (Core) Capital to
average assets
Consolidated	33,623	8.68%	15,487	4.00%	N/A	N/A
Bank	32,197	8.31%	15,496	4.00%	19,370	5.00%

In addition, under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. Management believes, as of September 30, 2008, that the Bank is well capitalized for prompt corrective action purposes. The Company has included in Tier 1 Capital and Total Capital the trust preferred securities that were issued in June 2004, December 2006 and June 2008.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES
At September 30, 2008 and December 31, 2007, advances from the Federal Home Loan Bank (FHLB) were as follows:

	2008	2007
Overnight advance maturing daily at a daily variable rate of 3.25% and 4.40% at September 30, 2008 and December 31, 2007, respectively	$20,300	$28,830

Advances maturing January 11, 2008 at a fixed rate of 5.26%	—	6,000

Advances maturing January 26, 2008 at a fixed rate of 4.65%	—	5,000

Advances maturing April 11, 2008 at a fixed rate of 4.36%	—	3,000

Advances maturing July 28, 2008 at a fixed rate of 4.59%	—	5,000

Convertible advances maturing June 8, 2010 with a quarterly call option beginning June 9, 2008 at a fixed rate of 4.99%	5,000	5,000

Convertible advances maturing June 8, 2012 with a quarterly call option beginning September 10, 2007 at a fixed rate of 4.68%	5,000	5,000

Convertible advances maturing August 13, 2010 with a quarterly call option beginning August 13, 2008 at a fixed rate of 4.51%	5,000	5,000

Convertible advances maturing October 4, 2010 with a quarterly call option beginning October 6, 2008 at a fixed rate of 4.15%	5,000	5,000

	$40,300	$67,830

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

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Securities available for sale	$28,924	—	$28,924	—

Security fair values are based on market prices or dealer quotes on securities with similar characteristics.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Assets:
Impaired Loans	$4,021	—	$4,021	—

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using discounted cash flows or the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,741, with a valuation allowance of $650, resulting in an additional provision for loan loss of $610 for the period. Additional impaired loans, not measured using levels of inputs to measure fair value, had a carrying amount of $3,946. Collateral dependent impaired loans, valued under Level 2, were measured using current appraised values along with information on recent market transactions.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 7 – PARTICIPATION IN THE TREASURY CAPITAL PURCHASE PROGRAM
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of Total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year until the fifth anniversary of the Treasury investment, and a dividend of 9% thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company is evaluating whether to apply for participation in the CPP. Participation in the program is not automatic and is subject to approval by the Treasury.

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

Forward Looking Statements

All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our estimates, expectations, beliefs, intentions, projections or strategies for the future, results of operations, financial position, prospects and plans and objectives of management for future operations may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives and financial needs. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about actual or potential future operating results also constitute forward-looking statements. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including changes in local economic conditions, changes in regulatory requirements, fluctuations in interest rates, demand for products, and competition, and, therefore, actual results could differ materially from those contemplated by the forward-looking statements. In addition, the Company assumes no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

Business Strategy

Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. We also invest in securities backed by the United States Government, and agencies thereof, as well as municipal tax-exempt bonds. Our profitability depends primarily on our net interest income, which is the difference between the income we receive from our loan and securities investment portfolios and costs incurred on our deposits, the Federal Home Loan Bank (“FHLB”) advances, and other sources of funding. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income is generated as the relative amounts of interest-earning assets grow in relation to the relative amounts of interest-bearing liabilities. In addition, the level of noninterest income earned and noninterest expenses incurred also affects profitability. Included in noninterest income are service charges earned on deposit accounts and increases in cash surrender value of Bank Owned Life Insurance (“BOLI”). Included in noninterest expense are costs incurred for salaries and employee benefits, occupancy and equipment expenses, data processing expenses, marketing and advertising expenses, federal deposit insurance premiums and legal and professional fees.

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on interest-earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses; and maintaining strong asset quality. We have initiated programs to expand our scope of services and achieve these goals. The Bank has adopted a philosophy of seeking out and retaining the best available personnel for positions of responsibility which we believe will provide us with a competitive edge in the local banking industry. The Bank opened its fourth and fifth locations in 2006 in key areas of Jacksonville, which provide additional visibility and access to businesses and individuals, that have resulted in additional loan and deposit opportunities.

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

In 2008, the Federal Reserve reduced the federal funds rate five times. At December 31, 2007, the federal funds rate was 4.25%. The Federal Reserve reduced the federal funds rate to 3.50% on January 22, 2008, to 3.0% on January 30, 2008, to 2.25% on March 18, 2008, to 2.0% on April 30, 2008 and to 1.5% on October 8, 2008. In anticipation, the Company positioned itself to be in a slightly liability sensitive position, which means the pricing on our earning assets will reset to the lower short-term rates at a slower pace than our interest bearing liabilities. This position would typically have a positive impact on the net interest margin. However, other variables, such as liquidity needs, competition and the need to pursue alternative funding sources, have offset the benefits of the pricing resets.

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

Introduction

In the following pages, management presents an analysis of the financial condition of the Company as of September 30, 2008 compared to December 31, 2007, and the results of operations for the nine months ended September 30, 2008 compared with the same period in 2007. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets increased $41.2 million, or 10.5%, from $392 million at December 31, 2007 to $433.2 million at September 30, 2008. During the nine months ended September 30, 2008, the Company experienced net loan growth of $37.1 million, or 10.9%. The increase in net loans was driven by increases in commercial real estate loans of $14.9 million, or 7.1%, residential real estate loans of $9.6 million, or 12.8%, construction real estate loans of $5.5 million, or 18.3%, and commercial loans of $8.4 million, or 41.2%. The Company funded the increase in earning assets through an increase in deposits of $61.9 million and an increase of subordinated debt of $7.6 million offset by a decrease in FHLB advances by $27.5 million.

Total deposits increased $61.9 million, or 21.4%, from $288.9 million at December 31, 2007 to $350.8 million at September 30, 2008. During the nine months ended September 30, 2008, noninterest-bearing deposits increased $9.3 million to $44.7 million. Also during the nine months ended September 30, 2008, money market, NOW and savings deposits decreased $30.1 million to $86.0 million, and time deposits increased $82.8 million to $220.1 million.

Investment securities available for sale decreased $803,000 to $28.9 million at September 30, 2008. During the nine months ended September 30, 2008, we purchased $5.1 million of securities and received $5.5 million in proceeds from maturities, calls and principal repayments. Of the $5.1 million purchased in the current year, approximately $2.4 million was invested in mortgage-backed securities and $2.7 million was invested in U.S. government agency securities.

During the nine months ended September 30, 2008, Bank-owned life insurance increased $3.7 million primarily due to the purchase of an additional $3.5 million BOLI contract entered into by the Bank during the second quarter.

Subordinated debt increased by $7.6 million as a result of a private placement offering of trust preferred securities. The securities were issued at a rate 3.75% over 90-day LIBOR rates. The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed and the remainder as Tier 2 capital for federal regulatory purposes.

Total shareholders' equity decreased by $178,000, or .7%, from $26.6 million at December 31, 2007 to $26.5 million at September 30, 2008. The decrease is mainly attributable to a net loss of $36,000 and a decrease in the value of the securities available for sale. At September 30, 2008, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 1,748,799 shares were issued and 1,748,631 shares were outstanding. In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at September 30, 2008.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

Net Income

There was a net loss for the first nine months of 2008 of $36,000, compared to a $2.0 million net income in the first nine months of 2007. On a diluted per share basis, the net loss was $.02 for the nine months ended September 30, 2008 compared to net income of $1.11 for the nine months ended September 30, 2007. The net loss was driven primarily by additional provisions for loan losses, lower net interest margin, and expenses related to the termination of the merger agreement with Heritage.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was flat at $9.1 million for the nine months ended September 30, 2008 and 2007. Interest income declined $330,000 when compared to the first nine months of the prior year as a result of the ongoing reduction in short-term rates by the Federal Reserve as well as $7.8 million in nonperforming assets; this was offset by average earning asset growth of $60.3 million. Interest expense declined by $406,000 as a result of the reduction in short-term rates offset by a transition from core deposits into more expensive time deposits.

When comparing the first nine months of 2008 to the same period last year, the Company experienced growth in its loan portfolio of 11.2%, compared to 18.7% for the same period in the previous year, with the most significant impact occurring in commercial loans. The Company also experienced growth in deposit products, with the largest increase occurring in time deposit accounts.

Many of the Bank’s loans are indexed to the prime rate. The lower level of the prime rate in the first nine months of 2008 compared to the comparative period in 2007 is reflected in the lower average yield of the loan portfolio due to lower rates earned on variable rate loans and new loan production. The average yield on interest-earning assets for the first nine months of 2008 was 6.49%, which was a decrease of 129 basis points, compared to the 7.78% yield earned during the first nine months of 2007.

The average cost of interest-bearing liabilities decreased 91 basis points from 4.85% in the first nine months of 2007 to 3.94% in the comparable period in 2008. The average cost of interest-bearing deposits and all interest-bearing liabilities reflect, in part, the change in the funding mix for the first nine months of 2008 as compared to the same period in 2007.

The net interest margin decreased by 52 basis points from 3.59% to 3.07% when comparing the first nine months of 2008 to the same period last year. This decrease is mainly the result of the rapid reduction in short-term rates by the Federal Reserve which immediately affected our variable priced loans offset by a lag in deposit repricing due to maturities of time deposits and the competitive nature of the funding markets. Additionally, $7.8 million in loans were placed on non-accrual status during the second quarter. Furthermore, proceeds from maturity, amortization and prepayment of loans and securities continue to be invested at current market rates. The Company closely monitors its cost of funds and has taken action to reduce such costs through deposit gathering initiatives focused on generating lower cost demand, money market and savings accounts. In the current interest rate environment, the margin may contract further; however, as stated above, management has implemented various strategies to reduce the rising cost of funding.

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and shareholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Nine Months Ended September 30,
	2008			2007
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$367,001	$18,331	6.67%	$310,169	$18,733	8.07%
Securities (2)	31,798	1,100	4.62	29,177	1,009	4.62
Other interest-earning assets (3)	1,775	28	2.11	885	47	7.10
Total interest-earning assets	400,574	19,459	6.49	340,231	19,789	7.78
Noninterest-earning assets (4)	16,442			13,716
Total assets	$417,016			$353,947

Interest-bearing liabilities:
Savings deposits	$14,687	$333	3.03	$10,058	$236	3.14
NOW deposits	6,826	10.20		7,048	9.17
Money market deposits	85,641	1,639	2.56	123,059	4,208	4.57
Time deposits	188,092	6,578	4.67	118,167	4,656	5.27
FHLB advances	42,531	1,237	3.89	28,499	1,132	5.31
Subordinated debt	9,838	456	6.19	7,000	414	7.91
Other interest-bearing liabilities (5)	272	6	2.95	242	10	5.52
Total interest-bearing liabilities	347,887	10,259	3.94	294,073	10,665	4.85
Noninterest-bearing liabilities	42,133			35,867
Shareholders' equity	26,996			24,007
Total liabilities and shareholders' equity	$417,016			$353,947
Net interest income		$9,200			$9,124
Interest rate spread (6)			2.55%			2.93%
Net interest margin (7)			3.07%			3.59%

(1)	Includes nonaccrual loans.
(2)	Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.
(3)	Includes federal funds sold.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes federal funds purchased.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Nine Months Ended September 30,
	2008 Versus 2007 (1)
	Increase (decrease) due to changes in:
			Net
	Volume	Rate	Change
	(Dollars in thousands)
Interest income:
Loans	$3,127	$(3,529)	$(402)
Securities	91	—	91
Other interest-earning assets	28	(47)	(19)
Total interest income	3,246	(3,576)	(330)

Interest expense:
Savings deposits	105	(8)	97
NOW deposits	—	1	1
Money market deposits	(1,049)	(1,520)	(2,569)
Time deposits	2,495	(573)	1,922
FHLB advances	461	(356)	105
Subordinated debt	144	(102)	42
Other interest-bearing liabilities	1	(5)	(4)
Total interest expense	2,157	(2,563)	(406)

Increase in net interest income	$1,089	$(1,013)	$76

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

Asset Quality

The Company has identified certain assets as nonperforming. These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and foreclosed real estate. Loans are placed on nonaccrual status when management has concerns regarding its ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due. These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. Loans are impaired when it is considered probable that management will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms or realize the full carrying value of the loan. During the first nine months in 2008, the Company experienced an increase in impaired loans from $690,000 to $8.7 million driven by an increase in nonperforming loans of $7.7 million and $947,000 for two additional loans that were identified as a result of the expanded efforts of management as discussed under the Allowance and Provision for Loan Losses section below. The Company’s nonperforming assets at September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)

Nonaccruing loans	$7,740	$690
Loans past due over 90 days still on accrual	—	—
Total nonperforming loans	7,740	690
Foreclosed assets, net	89	—
Total nonperforming assets	$7,829	$690

Allowance for loan losses	$4,337	$3,116

Nonperforming loans and foreclosed assets as a percent of total assets	1.81%	.18%
Nonperforming loans as a percent of gross loans	2.03%	.20%
Allowance for loan losses as a percent of nonperforming loans	56.03%	451.59%

The Company critically evaluates all requests for additional funding on classified loans to determine whether the borrower has the capacity and willingness to repay. Any requests of this nature require concurrence by the Loan Committee of the Board of Directors.

Allowance and Provision for Loan Losses

The allowance for loan losses grew by $1.2 million during the first nine months of 2008, amounting to $4.3 million at September 30, 2008, as compared to $3.1 million at December 31, 2007. The allowance represented approximately 1.14% of total loans at September 30, 2008 and .91% at December 31, 2007. During the first nine months of 2008, the Company had charge-offs of $1.7 million, recoveries of $113,000 and recorded a $2.8 million provision for loan losses compared to charge-offs of $51,000, recoveries of $10,000 and a provision for loan losses of $480,000 for the first nine months of 2007. The larger provision for loan losses in 2008 was driven primarily from continued loan growth and the Bank’s expanded efforts to identify potential losses inherent in the portfolio. The Bank’s increased identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s and peer banks’ experiences as well as industry and economic trends. The Bank had net charge-offs of $1.6 million during the first nine months of 2008. During the third quarter, the Bank had net charge-offs of $541,000, of which $466,000 was identified and reserved during the second quarter. As a result of the expanded efforts, management does not believe that the same level of charge-offs experienced during the nine-month period of 2008 will be experienced in future periods. Impaired loans increased to $8.7 million as of September 30, 2008; of this amount, $650,000 was specifically allocated to the allowance for loan losses which is deemed sufficient to absorb any future potential losses.

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

Bank regulators have issued “Joint Guidance on Concentrations in Commercial Real Estate Lending.” This document outlines regulators’ concerns regarding the high level of growth in commercial real estate loans on banks’ balance sheets. Many banks, especially those in Florida, have seen a substantial increase in exposure to commercial real estate loans. The Company has and will continue to pursue fundamentally sound commercial real estate lending opportunities that fit within its lending parameters. The ongoing growth and concentration in this category is considered when analyzing the adequacy of the loan loss allowance based on sound, reliable and well documented information.

Based on the results of the analysis performed by management at September 30, 2008, the allowance for loan loss is considered to be adequate to absorb estimated loan losses in the portfolio as of that date. As more fully discussed in the “Critical Accounting Policies” section of this discussion and analysis of financial condition and results of operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

The amount of future charge-offs and provisions for loan losses could be affected by, among other things, economic conditions in Jacksonville, Florida, and the surrounding communities. Such conditions could affect the financial strength of the Company’s borrowers and do affect the value of real estate collateral securing the Company’s mortgage loans. Loans secured by real estate represent approximately 91% of the Company’s total loans outstanding at September 30, 2008. In recent years, economic conditions in Jacksonville and the surrounding communities have been strong and real estate values have appreciated in a healthy manner. Presently, economic conditions remain relatively stable in this market and real estate values have experienced some softening. Residential real estate values have experienced greater volatility and have declined in most areas. Conditions and values could deteriorate in the future, and such deterioration could be substantial. If this were to occur, some of the Company’s borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure. The Company is unable to determine at this time the effect of such an occurrence on the Company’s financial condition and results of operations; however, management believes that the Company should not be any more affected than the overall market.

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

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $812,000 for the nine months ended September 30, 2008, compared to $861,000 for the comparable 2007 period. The decrease in total noninterest income was primarily the result of a reduction in mortgage origination referral income due to the slowing real estate market, partially offset by income earned on an additional $3.5 million BOLI contract entered into by the Bank during the second quarter.

Noninterest expense increased to $7.5 million for the nine months ended September 30, 2008, from $6.3 million for the nine months ended September 30, 2007. Compensation expenses, professional fees, data processing fees, FDIC assessments, a one-time charge of $38,000 for the disposal of fixed assets no longer in use and a one-time charge of $430,000 for expenses related to the termination of the merger agreement with Heritage Bancshares, Inc. accounted for the majority of noninterest expense increasing $1.1 million over the same period in 2007.

Income taxes for the nine months ended September 30, 2008 was a tax benefit of $212,000 (an effective tax rate of 85.48%) compared to income taxes of $1.1 million for the nine months ended September 30, 2007 (an effective tax rate of 36.16%). The increase in the effective tax rate compared to one year earlier is the result of the benefits derived from tax-free municipal bonds and tax-free income earned on the bank-owned life insurance policies resulting in a lower percentage of income, or greater percentage of loss, being taxed at the statutory rates.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and 2007

Net income for the third quarter of 2008 was $267,000, or $.15 per diluted share, as compared to a net income of $781,000, or $.43 per diluted share, earned for the same quarter last year. The largest component of the decrease in net income is an increase in provision for loan loss of $633,000. During the third quarter, the Company had net loan charge-offs of $541,000, compared to $20,000 during the same period in the prior year. Of the charge-offs recorded during the third quarter, $466,000 had been identified and were reserved during the prior quarter.

Net interest income for the third quarter of 2008 decreased $155,000 from $3.2 million in the third quarter of 2007, compared to $3.0 million in the third quarter of 2008. Interest income for the quarter declined $677,000 when compared to the prior year as a result of the ongoing reduction in short-term rates by the Federal Reserve; this was offset by average earning asset growth of $49.6 million. Interest expense declined by $522,000 as a result of the reduction in short-term rates offset by a transition from core deposits into more expensive time deposits and wholesale funding required to support the Company’s earning asset growth. The net interest margin was 2.94% for the third quarter of 2008, compared to 3.54% for the comparable period in 2007.

Capital

The Company’s capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well-capitalized, adequately-capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 10.49%, 9.37% and 8.41%, respectively, at September 30, 2008. The Company also maintains capital levels that meet the same regulatory standards. If the capital ratios of the Company and Bank were to fall below levels required under regulatory standards, it is the Company’s and Bank’s policy to increase capital in an amount sufficient to meet regulatory requirements within 30 days.

During the second quarter, the Company issued $7.6 million in a private placement offering of trust preferred securities. The trust preferred securities are treated as Tier 1 capital up to the maximum amount allowed and the remainder as Tier 2 capital for federal regulatory purposes.

Cash Flows and Liquidity

Cash Flows. The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances and federal funds purchased. The Company uses cash from these and other sources to fund loan growth. Any remaining cash is used primarily to reduce borrowings and to purchase investment securities. During the first nine months of 2008, the Company’s cash and cash equivalent position increased by $1.7 million. The increase in cash mainly resulted from an increase in deposit accounts of approximately $61.9 million from $288.9 million at December 31, 2007 to $350.8 million at September 30, 2008, offset by net loan originations of $37.1 million as well as a decrease in FHLB advances of $27.5 million from $67.8 million at December 31, 2007 to $40.3 million at September 30, 2008.

Liquidity. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold. At September 30, 2008, the Company had $29.9 million in federal funds sold and available-for-sale securities not subject to pledge agreements.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market and brokered certificates of deposit. The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the FHLB, Federal Reserve Discount Window and other commercial banks. These lines, in the aggregate amount of approximately $141.2 million, do not represent legal commitments to extend credit on the part of the other banks.

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

Exhibit No. 32: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

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

JACKSONVILLE BANCORP, INC.

Date: November 6, 2008	/s/ Gilbert J. Pomar, III
Gilbert J. Pomar, III
President and Chief Executive Officer

Date: November 6, 2008	/s/ Valerie A. Kendall
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

Exhibit No. 32: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

(1)	Incorporated herein by reference to Appendix A to Form SB-2, filed September 30, 1998, Registration No. 333-64815.
(2)	Incorporated herein by reference to Exhibit No. 3.2 to Form 10-K for year ended December 31, 2007, filed March 27, 2008, File No. 000-30248.