Form 10-K
period 2008-12-31
JACKSONVILLE BANCORP INC /FL/
filed 2009-03-20
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

(904) 421-3040
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 par value	The Nasdaq Stock Market (Nasdaq Global Market)

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
Yes ☐ No ☒

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant (based upon the per share closing sale price of $15.90 on June 30, 2008) was approximately $27,805,904.

There were 1,748,799 outstanding shares of common stock as of March 18, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2009 Annual Meeting of
Shareholders are incorporated by reference in Part III of this Annual Report.

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

PART I
Unless the context requires otherwise, references in this report to “the Company,” “we,” “us,” or “our” refer to Jacksonville Bancorp, Inc., its wholly owned subsidiary, The Jacksonville Bank, and the Bank’s wholly owned subsidiary, Fountain Financial, Inc., on a consolidated basis.  References to “Bancorp” denote Jacksonville Bancorp, Inc., and The Jacksonville Bank is referred to as the “Bank.”

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

We offer a variety of competitive commercial and retail banking services. In order to compete with the financial institutions in the market, we use our independent status to the fullest extent.  This includes an emphasis on specialized services for small business owners with a particular focus on the medical and legal sectors.  Additionally, we rely on the professional and personal relationships of our officers, directors and employees.  Loan participations are arranged for customers whose loan demands exceed legal lending limits. Our product lines include personal and business online banking and sweep accounts tied to Goldman Sachs proprietary funds, in addition to our traditional banking products.  Furthermore, through the Bank’s subsidiary, Fountain Financial, Inc., and our marketing agreement with New England Financial (an affiliate of MetLife), we are able to meet the investment and insurance needs of our customers.

Substantial consolidation of the Florida banking market has occurred since the early 1980’s.  As more out-of-state bank holding companies enter the Florida market, we believe that the number of depository institutions headquartered and operating in Florida will continue to decline.  Our marketing programs focus on the advantages of local ownership and management, personal service and customer relationships.  Particular emphasis is placed on building personal face-to-face relationships.  Our management and business development teams have extensive experience with individuals and companies within our targeted market segments in the Jacksonville area.  Based on our experience, we believe that we have been and will continue to be effective in gaining market share.  The Bank now has five full-service branches in Jacksonville, currently employing 58 bankers.  We are focused on small business, professionals and commercial real estate.  Over the past three years, the Company’s Board of Directors (also referred to herein as the “Board”) has granted every employee (excluding executive officers) of the Company restricted stock.

Market Area and Competition

Our primary market area is all of Duval County (primarily in the Southside, Westside, Arlington, Mandarin, Beaches and Downtown areas of Jacksonville).  Jacksonville is the largest city in the United States covering 841 square miles and is a leading financial and insurance center.  Jacksonville is home to the Jacksonville Jaguars and is the corporate headquarters to a number of regional and national companies.  Duval County has a strong commercial and industrial base, which has been steadily expanding in recent years.

Financial institutions primarily compete with one another for deposits.  In turn, a bank’s deposit base directly affects such bank’s loan activities and general growth.  Primary competitive factors include interest rates on deposits and loans, service charges on deposit accounts, the availability of unique financial services products, a high level of personal service, and personal relationships between our officers and customers.  We compete with financial institutions that have greater resources, and that may be able to offer more services, unique services, or possibly better terms to their customers.  We believe, however, that we will be able to continue to attract sufficient loans and deposits to effectively compete with other area financial institutions.

We are in competition with existing area financial institutions, including commercial banks and savings institutions, insurance companies, consumer finance companies, brokerage houses, mortgage banking companies, credit unions, and other business entities which target traditional banking markets.  We face increased competition due to the Gramm-Leach-Bliley Act (the “GLB Act”), discussed under Regulation and Supervision, which allows insurance firms, securities firms, and other non-traditional financial companies to provide traditional banking services.  Due to the growth of the Jacksonville area, we anticipate that significant competition will continue from existing financial services providers, as well as new entrants to the market.  There are 28 separate financial institutions located in Duval County, of which seven are considered community banks with their headquarters located in Northeast Florida.

Funding Sources
Deposits
We offer a wide range of deposit accounts, including commercial and retail checking, money market, individual retirement and statement savings accounts, and certificates of deposit with fixed rates and a range of maturity options.  Our sources of deposits are primarily residents, businesses, and employees of businesses within our market areas, obtained through personal solicitation by our officers and directors, direct mail solicitation, and advertisements published in the local media.  We also have the ability to obtain deposits from the “national and brokered CD markets” as an additional source of funding.  We pay competitive interest rates on interest-bearing deposits. In addition, our service charge schedule is competitive with other area financial institutions, covering such matters as maintenance and per item processing fees on deposit accounts and special handling charges. We are also part of the Star, Cirrus, Presto and Plus ATM networks, and a member of VISA.

Borrowings

Additional sources of funds are available to the Bank by borrowing from the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”). Our lending capacity with these institutions provides credit availability based on qualifying collateral from the investment and loan portfolios.  See “Note 5-Deposits” and “Note 6-Short-term borrowings and Federal Home Loan Bank Advances” of the Notes to the Consolidated Financial Statements for further information on our funding sources.

Lending Activities
Our Board has adopted certain policies and procedures to guide individual loan officers in carrying out lending functions. The Board has formed a Directors’ Loan Committee and appointed six directors to provide the following oversight:

•	ensure compliance with loan policy, procedures and guidelines as well as appropriate regulatory requirements;

•	approve secured loans above an aggregate amount of $500,000 and unsecured loans above an aggregate amount of $100,000 to any entity and/or related interests;

•	monitor overall loan quality through review of information relative to all new loans;

•	approve lending authority for individual officers;

•	monitor our loan review systems;

•	review the adequacy of the loan loss reserve; and

•	approve any additional advances to any borrower whose loan or line of credit has been adversely classified Substandard.

The Board realizes that occasionally loans need to be made which fall outside the typical policy guidelines.  Consequently, the Chief Executive Officer and Chief Lending Officer have the authority to make certain policy exceptions on secured loans up to $500,000 and unsecured loans up to $100,000.  Policy exceptions on secured and unsecured loans greater than $500,000 and $100,000, respectively, must be approved by the Directors’ Loan Committee, and the full Board reviews reports of all loans and policy exceptions at its regular meetings.  Additionally, the Bank has an independent company that also evaluates the quality of loans and determines if loans are originated in accordance with the guidelines established by the Board.

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

Loan Portfolio Composition

The composition of the Bank’s loan portfolio at December 31, 2008 and 2007 is indicated below, along with the growth from the prior year.

(dollars in thousands)	Total Loans December 31, 2008	% of Total Loans	Total Loans December 31, 2007	% of Total Loans	% Increase (Decrease) from December 31, 2007 to 2008
Real estate mortgage loans:
Commercial	$224,677	59.1%	$210,614	61.4%	6.7%
Residential	81,152	21.3%	75,141	21.9%	8.0%
Construction	41,759	11.0%	29,737	8.7%	40.4%
Farmland	—	—	2,325	0.7%	(100.0)%
Commercial loans	28,445	7.5%	20,291	5.9%	40.2%
Consumer loans	4,070	1.1%	4,631	1.4%	(12.1)%
TOTAL	$380,103	100.0%	$342,739	100.0%	10.9%

Our nonperforming loans as a percentage of gross loans increased from 0.20% at December 31, 2007 to 3.27% at December 31, 2008.

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

Residential Real Estate
Residential real estate loans include loans secured by first or second mortgages and home equity loans on one-to-four family residential properties.  Loans in the residential real estate portfolio are underwritten in accordance with policies set forth and approved by the Board, including repayment capacity and source, value of the underlying property, credit history and stability.

Construction Loans
The Bank provides construction permanent loans to borrowers to finance the construction of owner occupied and lease properties.  These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and are also based on an acceptable percentage of the appraised value of the property securing the loan.  Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed.  The Bank carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced.  Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained.  Further, to assure that reliance is not placed solely on the value of the underlying property, the Bank considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information.

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

Loan Referral Programs
The Bank entered into a loan referral agreement with a third party lender whereby we could offer an unsecured line of credit up to $100,000 to small business customers.  The product, which was branded by the Bank, was underwritten and closed by a third party.  During 2008, the third party lender made a decision to exit this line of business; as a result, the Bank ceased offering this product in August 2008.

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

Employees
As of February 27, 2009, the Bank had 58 employees.  Except for certain officers of the Bank who presently serve as officers of the Company, the Company does not have any employees.  Management believes Company relations with its employees have been good.

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

At one time, a bank holding company was generally prohibited from acquiring control of any company which was not a bank and from engaging in any business other than the business of banking or managing and controlling banks. In April 1997, the Federal Reserve Board revised and expanded the list of permissible non-banking activities in which a bank holding company could engage; however, limitations continue to exist under certain laws and regulations.  The GLB Act repeals certain regulations pertaining to bank holding companies and eliminates many of the previous prohibitions. Specifically, Title I of the GLB Act repeals Sections 20 and 32 of the Glass-Steagall Act and is intended to facilitate affiliations among banks, securities firms, insurance firms, and other financial companies.  To further this goal, the GLB Act amends Section 4 of the BHC Act to authorize bank holding companies that qualify as “financial holding companies” to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity.  The activities of bank holding companies that are not financial holding companies continue to be limited to activities authorized under the BHC Act, such as activities that the Federal Reserve Board previously has determined to be closely related to banking and permissible for bank holding companies.

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

We are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations.  The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company.  The FDIC’s risk-based capital guidelines apply directly to state banks regardless of whether they are a subsidiary of a bank holding company.  Both agencies’ requirements (which are substantially similar) provide that banking organizations must have minimum capital equivalent to 8% of risk-weighted assets to be considered adequately capitalized.  The risk weights assigned to assets are based primarily on the perceived levels of risk to capital.  For example, securities with an unconditional guarantee by the United States government are assigned the lowest risk weighting.  A risk weight of 50% is assigned to loans secured by owner-occupied one-to-four family residential properties.  The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk weighted assets.

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

The FDICIA also requires each federal banking agency to prescribe, and the Federal Reserve Board and the FDIC have adopted, for all insured depository institutions and their holding companies, safety and soundness standards relating to such items as:  internal controls, information and audit systems, asset quality, loan documentation, classified assets,  credit underwriting, interest-rate risk exposure, asset growth, earnings,  compensation, fees and benefits, valuation of publicly traded shares,  and such other operational and managerial standards as the agency deems appropriate. Finally, each federal banking agency was required to prescribe standards for employment contracts and other compensation arrangements with executive officers, employees, directors, and principal shareholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss.  If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency.  If an institution fails to submit an acceptable plan or fails to implement a plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until corrected, may impose further restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA.  Both the capital standards and the safety and soundness standards that the FDICIA implements were designed to bolster and protect the deposit insurance fund.

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

Under these capital categories, the Company is classified as well capitalized.  At December 31, 2008, the Company’s total risk-based capital and Tier 1 risk-based capital ratios were 11.93% and 9.23%, respectively.  The Tier 1 leverage ratio was 8.26% as of the same date.  In addition to maintaining all capital levels at or above well-capitalized levels, the Company is committed to maintaining a Tier 1 leverage ratio above 8% at all times.

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

We may incur substantial costs to expand and can give no assurance such expansion will result in the levels of profits we would expect.  There can be no assurance that integration efforts for future mergers or acquisitions will be successful.  We may issue equity securities, including common stock, in connection with future acquisitions, which could cause ownership and economic dilution to our shareholders.  There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or, after giving effect to the acquisition, that we will achieve profits comparable to, or better than, our historical experience.

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

Current economic conditions and industry developments may adversely affect our business and financial results.

If the current U.S. recession continues for a long period of time or the economy and industry experience further deterioration, there can be no assurance that our business, our industry or results of operations will not be significantly adversely impacted.  We may have further increases in loan losses, deterioration of capital or limitations on our access to funding or capital.  A prolonged recession could also cause further deterioration in real estate values which could drive foreclosures and higher losses than we have historically experienced.

Our location on the east coast of Florida makes us susceptible to weather-related problems.

We rely on our ongoing operations to sustain profitability.  Although we have a disaster recovery plan in place, we cannot ensure that severe weather conditions will not have a material adverse effect on our financial condition, results of operations, or cash flows.

We are subject to government regulation and monetary policies that could constrain our growth and profitability.

Bank regulators have imposed various conditions on us.  The conditions include, among other things, that: (1) we would not assume additional debt without prior approval by the Federal Reserve Board; (2) we will remain well-capitalized at all times; (3) we will make appropriate filings with the regulatory agencies; and (4) the Bank will meet all regulatory requirements.  The regulatory capital requirements imposed on the Bank could have the effect of constraining growth.

We are subject to extensive state and federal government supervision and regulations that impose substantial limitations with respect to loans, purchase of securities, payment of dividends, and many other aspects of the banking business.  Regulators include the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, and the Florida Department of Banking and Finance (the "Florida DBF").  Applicable laws, regulations, interpretations, assessments and enforcement policies have been subject to significant and sometimes retroactively applied changes and may be subject to significant future changes.  Regulatory agencies are funded, in part, by assessments imposed upon banks.  The FDIC Board of Directors has approved a new system for risk-based assessments effective January 1, 2007 which resulted in additional cost to the Bank in support of a designated reserve ratio.  Additional assessments could occur in the future which could impact our financial condition.  Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders.  Future legislation or government policy could adversely affect the banking industry, our operations, or our shareholders.  The burden imposed by federal and state regulations may place banks, in general, and us, specifically, at a competitive disadvantage compared to less regulated competitors.  Federal economic and monetary policy may affect our ability to attract deposits, make loans, and achieve satisfactory operating results.

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

Bancorp is dependent on the operating performance of the Bank to provide Bancorp with operating funds.

Bancorp is a bank holding company and is dependent upon dividends from the Bank for funds to pay expenses and any cash dividends to shareholders.  The Bank is subject to regulatory limitations regarding the payment of dividends.  Therefore, the Bank may not be able to provide us with adequate funds to conduct our ongoing operations.

We face competition from a variety of competitors.

We face competition for deposits, loans and other financial services from other community banks, regional banks, out-of-state and in-state national banks, savings banks, thrifts, credit unions and other financial institutions as well as other entities that provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, insurance companies, mutual funds, and other lending sources and alternative investment providers.  Some of these financial institutions and financial services organizations are not subject to the same degree of regulation as we are.  We face increased competition due to the GLB Act which allows insurance firms, securities firms, and other non-traditional financial companies to provide traditional banking services.  Due to the growth of the Jacksonville area, it can be expected that significant competition will continue from existing financial services providers, as well as new entrants to the market.  Many of these competitors have been in business for many years, have established customers, are larger, have substantially higher lending limits than we do, and are able to offer certain services that we do not provide, such as certain loan products and international banking services. In addition, many of these entities have greater capital resources than we have, which among other things may allow them to price their services at levels more favorable to the customer or to provide larger credit facilities.  If we are unable to attract and retain customers with personal services, attractive product offerings and competitive rates, our business, results of operations, future growth and operational results will be adversely affected.

Our lending limit restricts our ability to compete with larger financial institutions.

Our per customer lending limit is approximately $9.0 million, subject to further reduction based on regulatory criteria relevant to any particular loan.  Accordingly, the size of loans which we can offer to potential customers is less than the size that many of our competitors with larger lending limits are able to offer.  This limit has affected and will continue to affect our ability to seek relationships with larger businesses in the market.  We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks.  However, we may not be successful in attracting or maintaining customers seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

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

Bancorp and the Bank are primarily dependent upon the services of Gilbert J. Pomar, III, Chief Executive Officer and President; Valerie A. Kendall, Executive Vice President and Chief Financial Officer; and Scott M. Hall, Executive Vice President and Chief Lending Officer.  If the services of these individuals were to become unavailable for any reason, or if we were unable to hire highly qualified and experienced personnel to replace them, our operating results could be adversely affected.  While we have an employment agreement with each of Mr. Pomar and Mr. Hall, we do not have an agreement with Ms. Kendall.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is thinly traded and, therefore, you may have difficulty selling shares.

Our common stock is traded on the NASDAQ Global Market; however, we are unable to provide assurance that an active market will exist in the future or that shares can be liquidated without delay.  The average daily trading volume in Bancorp stock was 1,774 in 2008.

We do not anticipate paying dividends for the foreseeable future.

We do not anticipate that dividends will be paid on our common stock for the foreseeable future.  It is the policy of our Board to reinvest earnings for such period of time as is necessary to ensure our successful operations.  There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on our earnings, capital and regulatory requirements, financial conditions and other factors considered relevant by our Board.  Bancorp is largely dependent upon dividends paid by the Bank to provide funds to pay cash dividends if and when the Board may declare such dividends.  No assurance can be given that future earnings will be sufficient to satisfy regulatory requirements and permit the legal payment of dividends to shareholders at any time in the future.  Even if we could legally declare dividends, the amount and timing of such dividends would be at the discretion of our Board.  The Board may in its sole discretion decide not to declare dividends.

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

Our articles of incorporation and bylaws, and certain laws that we are subject to, contain provisions that may delay or prevent a change of control.

Sections 607.0901 through 607.0908 of the Florida Business Corporation Act (the "FBCA") provide for supermajority voting and impose other requirements on certain business combinations with interested shareholders and limit voting rights of certain acquirers of control shares.  Federal law requires the approval of the Federal Reserve Board before acquisition or "control" of a bank holding company.  Our articles of incorporation provide that the FBCA's control shares statute applies to acquisitions of our shares unless the acquirer has acquired the shares (1) for others in good faith and not to circumvent the control shares statute and requires instruction from others to vote the shares, or (2) through a distribution conducted by us in a private or public offering or under a warrant, option or employee benefit plan, under the laws of descent and distribution, from a donee of a lifetime gift, through a transfer between immediate family members or through satisfaction of a pledge or security interest.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES

Property Location	Year Location Established	Approximate Square Footage	Owned / Leased
Headquarters (1) 100 North Laura Street	2004	14,815	Leased

Branch Office 10325 San Jose Boulevard	1998	3,567	Owned

Branch Office 12740-200 Atlantic Boulevard	2000	3,080	Owned

Branch Office (2) 4343 Roosevelt Boulevard	2005	3,127	Leased

Branch Office (3) 7880 Gate Parkway	2006	9,372	Leased

(1)
The Bank has a 10-year lease that expires September 30, 2014 for our headquarters location which specifies rent of $20.00 per square foot and is subject to annual increases of $0.50 per square foot on October 1st of each year through September 30, 2014.  The Bank has five renewal options, each to extend the term of the lease for five years, the first option term commencing on October 1, 2014, and the last option term ending on September 30, 2039.

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

ITEM 3.  LEGAL PROCEEDINGS

From time to time, as a normal incident of the nature and kind of business in which we are engaged, various claims or charges are asserted against us and/or our directors, officers or affiliates.  In the ordinary course of business, the Company is also subject to regulatory examinations, information gathering requests, inquiries and investigations.  Other than ordinary routine litigation incidental to our business, management believes after consultation with legal counsel that there are no pending legal proceedings against Bancorp or the Bank that will, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on NASDAQ under the symbol JAXB. The following table shows the high and low sale prices of our common stock for each quarter of 2007 and 2008.

Year	Quarter	High	Low
2007	First	$35.99	$31.16
	Second	$35.93	$26.95
	Third	$32.21	$27.00
	Fourth	$27.95	$18.29
2008	First	$27.54	$18.50
	Second	$24.50	$15.75
	Third	$16.07	$11.60
	Fourth	$13.00	$10.92

As of March 18, 2009, Bancorp had 1,748,799 outstanding shares of common stock, par value $.01 per share, held by approximately 155 registered shareholders of record.

It is the policy of our board of directors to reinvest earnings for such period of time as is necessary to ensure our successful operations.  There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on our earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by our board of directors.  For more information regarding Bancorp’s ability to pay dividends, please refer to the section captioned “Regulation and Supervision” under Item 1 of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Equity Compensation Plans Information

The following table sets forth information about the Jacksonville Bancorp, Inc. Stock Option Plan, as amended, and the 2008 Amendment and Restatement of the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan, as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	158,942	$14.62	68,233
Equity compensation plans not approved by security holders	—	—	—
Total	158,942	$14.62	68,233

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

Jacksonville Bancorp, Inc.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Jacksonville Bancorp, Inc.	100.00	164.35	202.13	201.83	121.34	67.68
Russell 3000	100.00	111.95	118.80	137.47	144.54	90.61
SNL Southeast Bank	100.00	118.59	121.39	142.34	107.23	43.41

COMPANY PURCHASES OF EQUITY SECURITIES

Following approval by the shareholders at the 2003 Annual Meeting, the Company established the Directors’ Stock Purchase Plan for nonemployee directors.  Under this plan, directors may elect to receive shares of the Company’s common stock as an alternative to the equivalent of cash for directors’ fees.  All transactions executed under the Director’s Stock Purchase Plan were open-market purchases and were accounted for as treasury stock on the date of purchase.  The Company repurchased an aggregate of 1,379 shares of its common stock during the last quarter for issuance under this Plan.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 – October 31, 2008	1,179	$12.10	—	—
November 1 – November 30, 2008	—	—	—	—
December 1 – December 31, 2008	200	$11.72	—	—
Total	1,379	—	—	—

ITEM 6.  SELECTED FINANCIAL DATA
The selected consolidated financial data presented below as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 have been derived from our Consolidated Financial Statements.  The ratios and other data are unaudited and have been derived from our records.  The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

At or for the Year Ended December 31,
(Dollars in thousands, except per share figures)
Financial Condition Data:	2008	2007	2006	2005	2004
Cash and cash equivalents	$10,148	$6,035	$4,478	$4,767	$6,735
Securities, available for sale and held to maturity	29,734	29,777	26,109	24,261	23,175
Loans, net	374,993	339,265	281,006	232,031	188,137
All other assets	19,124	16,885	13,982	11,985	5,697

Total assets	$433,999	$391,962	$325,575	$273,044	$223,744

Deposit accounts	345,544	288,893	282,626	234,211	201,188
Other borrowings	60,550	74,830	18,832	17,650	4,000
All other liabilities	1,060	1,610	979	1,337	752
Shareholders' equity	26,845	26,629	23,138	19,846	17,804

Total liabilities and shareholders' equity	$433,999	$391,962	$325,575	$273,044	$223,744

Operations Data:	2008	2007	2006	2005	2004
Total interest income	$25,563	$26,808	$22,017	$15,748	$10,858
Total interest expense	13,560	14,419	10,945	6,529	3,928

Net interest income	12,003	12,389	11,072	9,219	6,930
Provision for loan losses	3,570	542	546	481	282

Net interest income after provision for loan losses	8,433	11,847	10,526	8,738	6,648

Noninterest income	1,178	1,184	1,047	964	767
Noninterest expenses	9,805	8,485	7,573	6,287	5,274

Income before income taxes	(194)	4,546	4,000	3,415	2,141
Income taxes	(229)	1,588	1,477	1,242	806

Net income	$35	$2,958	$2,523	$2,173	$1,335

Per Share Data:
Basic earnings per share	$.02	$1.70	$1.46	$1.27	$.86
Diluted earnings per share	.02	1.63	1.39	1.21	.79
Dividends declared per share	—	—	—	—	—
Total shares outstanding at end of year	1,748,599	1,746,331	1,741,688	1,714,716	1,708,366

Ratios and Other Data:
Book value per share at end of year	$15.35	$15.25	$13.28	$11.57	$10.42
Return on average assets	0.01%	0.82%	0.83%	0.88%	0.66%
Return on average equity	0.13%	12.08%	11.92%	11.69%	8.84%
Average equity to average assets	6.40%	6.76%	6.95%	7.49%	7.46%
Interest rate spread during the period	2.46%	2.90%	3.15%	3.27%	3.14%
Net yield on average interest-earning assets	2.97%	3.56%	3.81%	3.88%	3.53%
Noninterest expenses to average assets	2.33%	2.34%	2.49%	2.53%	2.60%
Average interest-earning assets to average interest-bearing liabilities	1.15	1.16	1.17	1.22	1.19
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	2.89%	0.18%	0.26%	0.28%	0.29%
Allowance for loan losses as a percentage of total loans at end of year	1.24%	0.91%	0.92%	0.94%	0.97%
Total number of banking offices[1]	5	5	5	3	3

(1) Amount represents banking offices operating at December 31 of each year.  The Bank currently has five operating offices.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years Ended December 31, 2008, 2007 and 2006
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

On June 24, 2008, Bancorp announced that, through mutual agreement, the Merger Agreement with Heritage had been terminated.  Both companies attributed the amicable termination of the deal to the current economic climate in the banking industry which changed the benefits of the merger for their respective shareholders.

2008 Executive Overview
The following were significant factors related to 2008 results as compared to 2007.  The 2008 performance is reflective of the successful execution of our strategy to focus on organic growth within the Northeast Florida market. During 2008, we recorded growth in commercial real estate, construction and commercial loans.  During the year, commercial real estate loans increased by $14.1 million, or 6.7%, construction loans increased by $12.0 million, or 40.4%, and commercial loans increased by $8.2 million, or 40.2%.  Total loans increased by $37.4 million, or 10.9%.

Total deposits increased by $57.7 million, or 19.6%, during 2008.  The following are changes in the deposit categories:

o	Noninterest-bearing deposits increased $5.5 million, or 15.5%.

o
Money market savings and NOW deposits decreased by $28.4 million, or 24.5%. The decline was due to the run-off in one money market product which is tied to the prime lending rate (which declined rapidly during 2008).  The Bank adjusted the spread on this product to be more competitive in October 2008 which slowed this run-off substantially.

o
The certificate of deposit portfolio increased by $79.6 million, or 58.0%.  The Company’s management pursued local deposits more aggressively by offering competitive deposit products in an effort to attract core deposits and utilized the National and Brokered CD markets as an additional source of funding the asset growth.

o
Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances¸ Federal Reserve borrowings, and subordinated debentures, totaled $60.6 million at year end 2008 compared to $74.8 million at the end of 2007.  During 2008, we decreased our FHLB advances by $47.8 million, increased our borrowing by $26.0 million from the Federal Reserve and increased subordinated debentures by $7.6 million as a result of a private placement offering of trust preferred securities.

Total shareholders’ equity increased $216,000, or 0.8%, during 2008.  Management remains committed to retaining sufficient equity to protect shareholders and depositors, provide for reasonable growth and fully comply with regulatory requirements.

The allowance for loan loss as a percentage of total loans outstanding was 1.24% at December 31, 2008, compared to 0.91% at December 31, 2007.  During 2008, the Company had charge-offs of $2.1 million, recoveries of $114,000 and recorded a provision for loan loss of $3.6 million, compared to charge-offs of $71,000, recoveries of $24,000 and provision for loan losses of $542,000 in 2007.

Our net income was $35,000 in 2008 as compared to $3.0 million in 2007.  Our diluted earnings per share were $0.02 in 2008 as compared to $1.63 in 2007.  Return on average assets and return on average equity were 0.01% and 0.13%, respectively, in 2008 compared to 0.82% and 12.08%, respectively, in 2007.

Interest income was $25.6 million in 2008 as compared to $26.8 million in 2007, a decrease of $1.2 million, or 4.6%, primarily as a result of the ongoing reduction in short-term rates by the Federal Reserve in 2008 as well as $12.4 million added to nonperforming assets offset by an average earnings asset growth of $55.4 million.

Basic average shares outstanding increased to 1,748,295 in 2008 from 1,744,512 in 2007.  The diluted weighted average shares outstanding decreased to 1,791,342 from 1,816,149 in the same periods.

Noninterest income remained flat at $1.2 million for 2008 and 2007.  In 2008, there was a reduction in mortgage origination referral income due to the slow real estate market, partially offset by income earned on an additional $3.5 million BOLI contract entered into by the Bank during the second quarter.

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

The allowance for loan loss is established through a provision for loan loss charged to expense.  Loans are charged against the allowance for loan loss when management believes that the collectability of the principal is unlikely.  The allowance is an amount that management believes will be adequate to absorb probable incurred losses on existing loans that may become uncollectible based on evaluations of the collectability of the loans.  The evaluations take into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience.  The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay.  The level of the allowance for loan loss is also impacted by increases and decreases in loans outstanding, because either more or less allowance is required as the amount of the Company's credit exposure changes.  To the extent actual loan losses differ materially from management's estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of the provision for loan loss, and related allowance can, and will, fluctuate.

Recent Accounting Pronouncements
Please refer to Note 1 to the accompanying Consolidated Financial Statements for information related to the adoption of new accounting standards and the effect of newly issued but not yet effective accounting standards.

FDIC Insurance Assessments

The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry.  The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities.

The Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law.  The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all insured institutions.  Institutions considered well-capitalized and financially sound pay the lowest premiums, while those institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premiums.  During 2008, assessment rates for insured institutions ranged from 5 cents per $100 of assessable deposits for well-capitalized institutions with minor supervisory concerns to 43 cents per $100 of assessable deposits for undercapitalized institutions with substantial supervisory concerns.  In 2009, assessment rates are expected to range between 12 and 50 cents per $100 of assessable deposits for the first quarter and 8 and 77.5 cents per $100 of assessable deposits for the remainder of the year.  The large premium increase is due to the Emergency Economic Stabilization Act of 2008 and the Temporary Liquidity Guarantee Program, both of which increased the deposit insurance coverage available to the Bank’s depositors.

In October 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law.  The EESA temporarily revises the federal deposit insurance laws by increasing the basic deposit insurance coverage from $100,000 to $250,000 per depositor.  This revision is currently effective through December 31, 2009.

In order to promote financial stability in the economy, the FDIC adopted the Temporary Liquidity Guarantee Program (TLGP) on October 13, 2008.  Participation in the program is voluntary; however, once participation is elected, it cannot be revoked.  The Bank elected to participate in the Transaction Account Guarantee Program component of the TLGP.  Under the Transaction Account Guarantee Program, the FDIC will fully insure funds held in noninterest-bearing transaction accounts.  Noninterest-bearing transaction accounts are ones that do not accrue or pay interest and for which the institution does not require an advance notice of withdrawal.  Also covered are interest on lawyers’ trust accounts (IOLTA) and negotiable order of withdrawal (NOW) accounts with interest rates lower than 50 basis points.  These revisions are only effective through December 31, 2009.

In February 2006, the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the Reform Act) were signed into law.  The Reform Act revised the laws concerning federal deposit insurance by making the following changes: (i) merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new fund, the Deposit Insurance Fund (DIF), effective March 31, 2006; (ii) increasing the deposit insurance coverage for certain retirement accounts to $250,000 effective April 1, 2006; (iii) beginning in 2010, deposit insurance coverage on individual accounts may be indexed for inflation; (iv) the FDIC will have more discretion in managing deposit insurance assessments; and (v) eligible institutions will receive a one-time initial assessment credit.

The Reform Act authorized the FDIC to revise the risk-based assessment system.  Accordingly, insurance premiums are based on a number of factors, including the risk of loss that insured institutions pose to the DIF.  The Reform Act replaced the minimum reserve ratio of 1.25% with a range of between 1.15% and 1.50% for the DIF, depending on projected losses, economic changes and assessment rates at the end of each calendar year.  In addition, the FDIC is no longer prohibited from charging banks in the lowest risk category when the reserve ratio premium is greater than 1.25%.

In November 2006, the FDIC adopted changes to its risk-based assessment system.  Under the new system, the FDIC will evaluate an institution’s risk base on supervisory ratings for all insured institutions, financial ratios for most institutions and long-term debt issuer ratings for certain large institutions.

Securities
The securities portfolio is categorized as either "held to maturity," "available for sale," or "trading."  Securities held to maturity represent those securities which the Bank has the intent and ability to hold to maturity.  Securities available for sale represent those investments which may be sold for various reasons, including changes in interest rates and liquidity considerations.  These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income (loss).  Trading securities are held primarily for resale and are recorded at their fair values.  Gains or losses on trading securities are included immediately in earnings.  During 2008, 2007 and 2006, the Bank had no trading securities.

The following table sets forth the amortized costs and fair value of our securities portfolio (dollars in thousands):

	At December 31, 2008		At December 31, 2007		At December 31, 2006
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency securities	$8,204	$8,284	$7,981	$8,000	$10,473	$10,280
Mortgage-backed securities	10,483	10,622	10,796	10,768	8,995	8,829
State and municipal securities	10,918	10,778	10,939	10,959	7,060	6,950
Total	$29,605	$29,684	$29,716	$29,727	$26,528	$26,059
Security held to maturity:
State of Israel bond	$50	$50	$50	$50	$50	$50

The following table sets forth, by maturity distribution, certain information pertaining to the securities (dollars in thousands):

			After 1 Year		After 5 Years
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2008:
Securities available for sale:
U.S. Government agency securities	$-	-	$2,992	4.11%	$3,976	4.96%	$1,235	5.37%
Mortgage-backed securities	625	3.92%	667	4.14%	1,530	4.38%	7,661	4.34%
State and municipal securities	104	3.60%	675	3.23%	5,226	3.68%	4,914	4.02%
Total	$729	3.84%	$4,334	3.86%	$10,732	4.03%	$13,810	4.28%
Security held to maturity:
State of Israel bond	$50	7.50%
Total	$50	7.50%

	Totals
	Amount	Yield
At December 31, 2008:
Securities available for sale:
U.S. Government agency securities	$8,203	4.79%
Mortgage-backed securities	10,483	4.30%
State and municipal securities	10,919	3.79%
Total	$29,605	4.14%
Security held to maturity:
State of Israel bond	$50	7.50%
Total	$50	7.50%

Loan Portfolio Composition
Commercial real estate loans comprise the largest group of loans in our portfolio amounting to $266.4 million, or 70.1% of the total loan portfolio, at December 31, 2008, compared to $242.7 million, or 70.8%, at December 31, 2007.  Residential real estate loans comprise the second largest group of loans in the portfolio, amounting to $81.2 million, or 21.3% of the total loan portfolio, at December 31, 2008, as compared to $75.1 million, or 21.9%, at December 31, 2007.  As of December 31, 2008, commercial loans amounted to $28.4 million, or 7.5% of total loans, which were $20.3 million, or 5.9%, at December 31, 2007.  The following table sets forth the composition of our loan portfolio (dollars in thousands) over the last five fiscal years:

	At December 31,
	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial real estate (1)	$266,436	70.1%	$242,676	70.8%	$198,041	69.7%	$156,260	66.7%	$121,542	63.9%
Commercial	28,445	7.5	20,291	5.9	18,903	6.7	16,681	7.1	15,855	8.3
Residential real estate	81,152	21.3	75,141	21.9	62,270	21.9	57,985	24.7	46,663	24.6
Consumer and other	4,070	1.1	4,631	1.4	4,693	1.7	3,461	1.5	6,013	3.2

	$380,103	100.0%	$342,739	100.0%	$283,907	100.0%	$234,387	100.0%	$190,073	100.0%

Add (deduct):
Allowance for loan losses	(4,705)		(3,116)		(2,621)		(2,207)		(1,843)
Net deferred (fees) costs	(405)		(358)		(280)		(149)		(93)

Loans, net	$374,993		$339,265		$281,006		$232,031		$188,137

The following table reflects the contractual principal repayments by period of our loan portfolio at December 31, 2008 (in thousands):

		Commercial
		Real	Residential
Years Ending	Commercial	Estate	Mortgage	Consumer
December 31,	Loans	Loans (1)	Loans	Loans	Total

Less than 1 year	$22,870	$70,907	$27,864	$1,738	$123,379
1-5 years	5,348	133,129	31,376	1,950	171,803
Greater than 5 years	227	62,400	21,912	382	84,921

Total	$28,445	$266,436	$81,152	$4,070	$380,103

(1) For presentation purposes, construction and farmland loans have been classified as commercial real estate loans.

	Loans Maturing
(in thousands)	Within 1 Year	1-5 Years	After 5 Years	Total
Loans with:
Fixed interest rates	$38,145	$147,977	$66,298	$252,420
Variable interest rates	85,234	23,826	18,623	127,683
Total Loans	$123,379	$171,803	$84,921	$380,103

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

Credit Risk
Our primary business is making commercial, real estate, business and consumer loans.  That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control.  While the Company has instituted underwriting guidelines and credit review procedures to protect it from avoidable credit losses, some losses will inevitably occur.  At December 31, 2008, the Company had nonperforming assets of $12.4 million that were not accruing interest.  In addition, the Company had net loan charge-offs totaling $2.0 million in 2008.

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

	At December 31,
	2008	2007	2006	2005	2004
Nonperforming loans:
Commercial real estate	$9,011	$—	$432	$529	$153
Residential real estate loans	3,013	—	—	—	33
Commercial loans	412	680	407	224	413
Consumer loans and other	—	10	12	13	55

Total nonperforming loans	$12,436	$690	$851	$766	$654

Total nonperforming loans to total assets	2.87%	0.18%	0.26%	0.28%	0.29%

On January 9, 2009, one of the nonperforming loans in the amount of $2 million was paid in full.  $281,000 of this loan was charged off on December 29, 2008.

On January 22, 2009, the Bank foreclosed on a commercial property located in downtown Jacksonville.  The loan, which was originally made on February 15, 2005, had ceased accruing interest on May 8, 2008.  On February 28, 2009, the property was sold for $3.7 million.  A charge-off in the amount of $368,000 was recorded at the time of foreclosure, of which the full amount had previously been reserved through the Allowance for Loan Losses.

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

Due to their similarities, the Company has grouped the loan portfolio into four components.  The components are commercial real estate loans, residential real estate loans, commercial loans and consumer loans.  The Company has created a loan classification system to properly calculate the allowance for loan losses. Commercial and commercial real estate loans and certain residential real estate loans over $100,000 are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

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

The allowance for loan losses amounted to $4.7 million and $3.1 million at December 31, 2008 and December 31, 2007, respectively.  Based on an analysis performed by management at December 31, 2008, the allowance for loan losses is considered to be adequate to cover probable incurred loan losses in the portfolio as of that date.  However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required.

The Bank has experienced an increase in adversely classified loans from $1.2 million at December 31, 2007 to $29.6 million at December 31, 2008, while nonperforming loans as a percentage of total assets were 2.87% at December 31, 2008 compared to 0.18% at December 31, 2007.  All adversely classified loans are monitored closely and the majority of these loans are collateralized by real estate and are well secured based on recent appraisal information.  Management has analyzed its collateral position and is comfortable that the loan loss reserve at December 31, 2008 is sufficient.

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2008	2007	2006	2005	2004
Allowance at beginning of year	$3,116	$2,621	$2,207	$1,843	$1,679

Charge-offs:
Consumer and other loans	46	59	16	15	—
Commercial real estate	33	—	—	—	—
Commercial loans	1,137	12	124	102	130
Residential real estate	879	-	-	-	-
Total Charge-offs	2,095	71	140	117	130
Recoveries:
Consumer loans	3	20	3	-	-
Commercial real estate	-	-	-	-	-
Commercial loans	111	4	5	-	12
Residential real estate	-	-	-	-	-
Total Recoveries	114	24	8	-	12

Net charge-offs	1,981	47	132	117	118
Provision for loan losses charged to operating expenses	3,570	542	546	481	282

Allowance at end of year	$4,705	$3,116	$2,621	$2,207	$1,843
Ratio of net charge-offs to average loans outstanding	0.57%	0.01%	0.05%	0.06%	0.07%

Allowance as a percent of total loans	1.24%	0.91%	0.92%	0.94%	0.97%

The following table presents information regarding the total allowance for loan losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

	At December 31,
	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate (1)	$2,885	70.1%	$2,171	70.8%	$1,689	69.7%	$1,286	66.7%	$979	63.9%
Commercial	879	7.5	232	5.9	225	6.7	268	7.1	380	8.3
Residential real estate	896	21.3	672	21.9	667	21.9	621	24.7	425	24.6
Consumer and other	45	1.1	41	1.4	40	1.7	32	1.5	59	3.2
Total allowance for loan losses	$4,705	100%	$3,116	100.0%	$2,621	100.0%	$2,207	100.0%	$1,843	100.0%
Allowance for loan losses as a percentage of total loans outstanding		1.24%		0.91%		0.92%		0.94%		0.97%

(1)     Construction and farmland loans have been classified as commercial real estate loans.

Deposits and Other Sources of Funds
General.  In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, Federal Home Loan Bank (FHLB) advances, Federal Reserve borrowings, federal funds purchased lines of credit, and securities sold under agreements to repurchase.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and market conditions. Borrowings may be used to compensate for reductions in other sources, such as deposits, or due to favorable differentials in rates and other costs.

Deposits.  Deposits are attracted principally from our primary geographic market areas in Duval County, Florida.  The Bank also enhanced its geographical diversity by offering certificates of deposits through brokered markets and nationally to other financial institutions.  The Bank offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs).  Certificate of deposit rates are set to encourage maturities based on current market conditions.  Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates.  The Company holds quarterly Asset Liability Committee (ALCO) meetings, comprised of members of the Board of Directors and management.  In addition, pricing meetings are held by members of management on a monthly basis or more frequently if economic conditions dictate.  The Bank emphasizes commercial banking and small business relationships in an effort to increase demand deposits as a percentage of total deposits.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

	At December 31,
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

Demand deposits	$41,580	0.00%	$35,433	0.00%	$34,585	0.00%
NOW deposits	6,513	0.18	6,919	0.17	7,804	0.21
Money market deposits	81,517	2.51	118,689	4.45	132,206	4.45
Savings deposits	14,588	2.91	10,336	3.11	10,737	3.01
Time deposits	194,568	4.55	122,077	5.26	74,280	4.57

Total deposits	$338,766	3.81%	$293,454	4.10%	$259,612	3.70%

The following table presents maturity of our time deposits at December 31, 2008:

	Deposits	Deposits
	$100,000	Less Than
	and Greater	$100,000	Total
Due three months or less	$19,770	$44,870	$64,640
Due more than three months to six months	9,413	17,493	26,906
More than six months to one year	38,381	44,778	83,159
One to five years	6,709	35,528	42,237
More than five years	-	-	-
	$74,273	$142,669	$216,942

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

As discussed above, sources of liquidity include principal paydowns of loans and investment securities, customer deposits and borrowings.  The Bank has an unsecured federal funds purchased accommodation with its main correspondent bank totaling $5.3 million at December 31, 2008, all of which was available as of that date.  In addition, the Company has invested in FHLB stock for the purpose of establishing credit lines with FHLB.  This line is collateralized by a lien arrangement on the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based on this collateral and the Company’s holdings of FHLB stock, the Company had a line of credit availability of $54.7 million from this credit line, of which it had borrowed $20.0 million at December 31, 2008.  Additionally, during the year, the Company established a “Borrower in Custody” line of credit with the Federal Reserve Bank utilizing excess collateral.  The amount of this line at December 31, 2008 was $45.6 million, of which it had borrowed $19.6 million.  In addition, the Company had available credit lines with other correspondent banks totaling $9.7 million.

Scheduled maturities and paydowns of the Company’s investment securities are an additional source of liquidity.  During 2008, the Company had received approximately $6.2 million from maturities and paydowns of investment securities.  The Bank also has the ability to convert marketable securities into cash or access new or existing sources of incremental funds if the need should arise.  Additionally, the Bank has access to the national and brokered deposit markets to supplement liquidity needs.

At December 31, 2008, the Bank had outstanding commitments to borrowers for available lines of credit and standby letters of credit totaling $35.4 million and $543,000, respectively.  Based on the sources of liquidity discussed above, the Company believes that it has access to sufficient funds to cover such commitments, should the need arise.

Regulatory Capital Requirements
The Bank is required to meet certain minimum regulatory capital requirements.  Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and percentages of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2008, the Bank and Company met all capital adequacy requirements to which they were subject.  The regulatory capital minimums and the Company’s and Bank's actual data for the indicated periods are set forth in the table below (dollars in thousands).

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2008
Total Capital to risk weighted assets
Consolidated	$46,051	11.93%	$30,874	8.00%	N/A	N/A
Bank	40,719	10.58	30,795	8.00	$38,494	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	35,638	9.23	15,437	4.00	N/A	N/A
Bank	36,014	9.36	15,397	4.00	23,096	6.00
Tier 1 (Core) Capital to average assets
Consolidated	35,638	8.26	17,264	4.00	N/A	N/A
Bank	36,014	8.36	17,228	4.00	21,535	5.00

2007
Total Capital to risk weighted assets
Consolidated	$36,739	10.60%	$27,715	8.00%	N/A	N/A
Bank	35,313	10.16	27,819	8.00	$34,774	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	33,623	9.70	13,858	4.00	N/A	N/A
Bank	32,197	9.26	13,910	4.00	20,864	6.00
Tier 1 (Core) Capital to average assets
Consolidated	33,623	8.68	15,487	4.00	N/A	N/A
Bank	32,197	8.31	15,496	4.00	19,370	5.00

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

The following is a summary of the Company's contractual obligations, including certain on-balance-sheet obligations, at December 31, 2008 (in thousands):

	Payments Due by Period

		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Certificates of deposit	$216,942	$174,704	$40,869	$1,369	$-
FHLB advances	20,000	-	15,000	5,000	-
Discount window	26,000	26,000	-	-	-
Subordinated debt	14,550	-	-	-	14,550
Operating leases	4,502	682	1,397	1,443	980
Standby letters of credit	543	543	-	-	-
Unused line of credit loans	35,364	35,364	-	-	-

Total	$317,901	$237,294	$57,266	$7,811	$15,530

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2008 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

		Over 3
		Months	Over 6	Over 1
	3 Months	to 6	Months	Year to	Over 5
	or Less	Months	to 1 Year	5 Years	Years	Total
Loans (1)	$165,111	$11,804	$25,599	$154,586	$17,893	$374,993
Securities	7,636	2,862	2,583	10,221	6,432	29,734
Overnight investments	1,483	-	-	-	171	1,654
FHLB & correspondent bank stock	1,705	-	-	-	285	1,990
Other	8,773	-	-	-	-	8,773
Total rate-sensitive assets	$184,708	$14,666	$28,182	$164,807	$24,781	$417,144

Deposit accounts:
NOW deposits	6,028	-	-	-	-	6,028
Money market accounts	69,252	-	-	-	-	69,252
Savings deposits	12,470	-	-	-	-	12,470
Time deposits	64,640	26,906	83,159	42,237	-	216,942
Total deposit accounts (2)	152,390	26,906	83,159	42,237	-	304,692
FHLB advances	-	-	-	20,000	-	20,000
FRB BIC Line/Discount window	26,000	-	-	-	-	26,000
Subordinated debt	-	-	-	-	14,550	14,550
Total rate-sensitive liabilities	$178,390	$26,906	$83,159	$62,237	$14,550	$365,242

Gap repricing difference	$6,318	$ (12,240)	$ (54,977)	$102,570	$10,231	$51,902

Cumulative gap	$6,318	$(5,922)	$ (60,899)	$41,671	$51,902

Cumulative gap to total rate-sensitive assets	1.5%	(1.4)%	(14.6)%	10.0%	12.4%

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

	Year Ended December 31,
	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans (1)	$370,320	$24,109	6.51%	$317,409	$25,349	7.99%	$260,318	$20,654	7.93%
Securities (2)	31,891	1,435	4.50	30,183	1,399	4.64	27,435	1,201	4.38
Other interest-earning assets (3)	1,607	19	1.18	841	60	7.13	3,227	161	4.99
Total interest-earning assets	$403,818	$25,563	6.33	$348,433	$26,808	7.69	$290,980	$22,016	7.57

Noninterest-earning assets (4)	16,606			13,808			13,604
Total assets	$420,424			$362,241			$304,584

Interest-bearing liabilities:
Savings deposits	14,588	425	2.91	10,336	321	3.11	10,737	323	3.01
NOW deposits	6,513	12	0.18	6,919	12	0.17	7,804	16	0.21
Money market deposits	81,517	2,049	2.51	118,689	5,276	4.45	132,206	5,885	4.45
Time deposits	194,568	8,851	4.55	122,077	6,421	5.26	74,280	3,398	4.57
FHLB advances	40,285	1,519	3.77	35,712	1,816	5.09	18,362	969	5.28
Federal Reserve borrowing	2,063	23	1.11	—	—	—	—	—	—
Subordinated debentures	11,023	675	6.12	7,000	559	7.99	4,156	335	8.06
Other interest-bearing liabilities (5)	243	6	2.47	270	14	5.19	323	19	5.88
Total interest-bearing liabilities	350,800	13,560	3.87	301,003	14,419	4.79	247,868	10,945	4.42

Noninterest-bearing liabilities	42,720			36,749			35,558
Shareholders' equity	26,904			24,489			21,158
Total liabilities and shareholders' equity	$420,424			$362,241			$304,584

Net interest/dividend income		$12,003			$12,389			$11,071

Interest rate spread (6)			2.46%			2.90%			3.15%

Net interest margin (7)			2.97%			3.56%			3.80%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.15			1.16			1.17

(1)	Average loans include nonperforming loans. Interest on loans includes loan fees of $408 in 2008, $436 in 2007 and $298 in 2006.
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

Years Ended December 31, 2008 vs. 2007:
	Increase (Decrease) Due to (1)
	Rate		Volume	Total
Interest-earning assets:
Loans	$	(5,095)	$3,855		$(1,240)
Securities		(42)	78		36
Other interest-earning assets		(72)	31		(41)

Total		(5,209)	3,964		(1,245)

Interest-bearing liabilities:
Savings deposits		(21)	125		104
NOW deposits		1	(1)		—
Money market deposits		(1,875)	(1,352)		(3,227)
Time deposits		(963)	3,393		2,430
FHLB advances		(510)	213		(297)
Federal Reserve borrowing		—	23		23
Subordinated debentures		(152)	268		116
Other interest-bearing liabilities		(7)	(1)		(8)

Total		(3,527)	2,668		(859)

Net change in net interest income	$	(1,682)	$1,296	$	(386)

Years Ended December 31, 2007 vs. 2006:
	Increase (Decrease) Due to (1)
	Rate	Volume	Total
Interest-earning assets:
Loans	$136	$4,559	$4,695
Securities	73	125	198
Other interest-earning assets	50	(151)	(101)

Total	259	4,533	4,792

Interest-bearing liabilities:
Savings deposits	10	(12)	(2)
NOW deposits	(2)	(2)	(4)
Money market deposits	(8)	(601)	(609)
Time deposits	571	2,452	3,023
FHLB advances	(37)	884	847
Subordinated debentures	(3)	227	224
Other interest-bearing liabilities	(2)	(3)	(5)

Total	529	2,945	3,474

Net change in net interest income	$(270)	$1,588	$1,318

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

General.  Net earnings for the year ended December 31, 2008 were $35,000, or $0.02 per basic share and $0.02 per diluted share, compared to a net earnings of $3.0 million, or $1.70 per basic and $1.63 per diluted share in 2007.

Interest Income and Expense.  Interest income decreased $1.2 million from $26.8 million for the year ended December 31, 2007, compared to $25.6 million in 2008.  Interest earned on loans was $24.1 million in 2008, compared to $25.3 million in 2007.  This decrease resulted from a decrease in the average yield on loans from 7.99% in 2007 to 6.51% in 2008, offset by an increase in the average loan portfolio balance from $317.4 million for the year ended December 31, 2007 to $370.3 million for the year ended December 31, 2008.

The average security balance was $31.9 million in 2008, compared to $30.2 million in 2007.  The interest on securities remained relatively flat at $1.4 million for 2008 and 2007.  The average yield on securities decreased 14 basis points from 4.64% in 2007 to 4.50% in 2008.

Interest expense on deposit accounts amounted to $11.3 million for the year ended December 31, 2008, compared to $12.0 million in 2007.  The decrease resulted from a decrease in the weighted average cost of interest-bearing deposits from 4.66% in 2007 to 3.81% in 2008, offset by an increase in the average balance of interest-bearing deposits from $258.0 million in 2007 to $297.2 million in 2008.  Interest on FHLB advances, subordinated debt, Federal Reserve borrowing and other borrowings amounted to $2.2 million for the year ended December 31, 2008, with a weighted average cost of 4.15%.  In July 2008, the Company issued an additional $7.6 million of trust preferred securities priced at three-month LIBOR plus 375 basis points.

Provision for Loan Losses.  The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectability of the Company's loan portfolio.  The provision for the year ended December 31, 2008 was $3.6 million, compared to $542,000 in 2007.  The provision expense was necessitated primarily by an increase in net charge-offs and the Bank’s aggressive efforts to identify any potential losses in the portfolio.  The Company had net loan charge-offs of $2.0 million in 2008 compared to $47,000 during 2007.  Management believes that the allowance for loan losses of $4.7 million at December 31, 2008 is adequate.

Noninterest Income.  Noninterest income remained relatively flat at $1.2 million for the years ended December 31, 2008 and 2007.

Noninterest Expense.  Noninterest expense totaled $9.8 million for the year ended December 31, 2008, compared to $8.5 million in 2007.  Compensation expenses, professional fees, data processing fees, FDIC assessments, a one-time charge of $38,000 for the disposal of fixed assets no longer in use and a $468,000 charge for expenses related to the termination of the merger agreement with Heritage Bancshares, Inc. accounted for the majority of noninterest expense increasing $1.3 million.

Income Taxes (Benefit).  The income tax benefit for the year ended December 31, 2008 was $229,000 (an effective rate of 118.0%) compared to an income tax expense of $1,588,000 in 2007 (an effective rate of 34.9%).

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

Provision for Loan Losses.  The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectability of the Company's loan portfolio.  The provision for the year ended December 31, 2007 was $542,000, compared to $546,000 in 2006.   Although the Company experienced an increase in average loans outstanding during 2007, credit quality remained healthy with nonperforming loans at 0.18% of total loans outstanding at year-end and net charge-offs at 0.01% of average loans for the year.  Management believes that the allowance for loan losses of $3.1 million at December 31, 2007 is adequate.

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

The Executive ALCO Committee, which consists of the Chairman of the ALCO Committee of the Board, Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, and Senior Vice President of Community Banking meets quarterly to review the liquidity position and earnings simulation reports and to ensure there is adequate capital to meet growth strategies.  Strategy development is structured to mitigate any exposure that is indicated through the modeling.

The Liquidity and Pricing Committee meets monthly to execute the strategies set forth by the preceding two committees.  Senior management and select members from other departments comprise this committee.

Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 14 to the Consolidated Financial Statements.

The Company utilizes a third party and its proprietary simulation model to assist in identifying and managing interest-rate risk.  The December 31, 2008 analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates is presented below.  Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

The starting balances in the Asset/Liability model reflect actual balances on the “as of” date, adjusted for material and significant transactions.  Pro forma balances remain static unless otherwise noted by management.  This enables interest-rate risk embedded within the existing balance sheet structure to be isolated (growth assumptions can mask interest-rate risk).  Management believes, under normal economic conditions, the most indicative indicator of risk is the +/- 200 basis point “shock” (parallel shift) scenario.  However, due to the current rate environment, management believes a more reasonable shock in the down scenario is 100 basis points.  To provide further exposure to the level of risk/volatility, a “ramping” (gradual increase over 12 months) of rates is modeled as well.

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

	Interest Rates		Interest Rates
	Decrease 100 BP	Base	Increase 200 BP

Hypothetical Net Interest Income	$13,203	$13,156	$13,290

Net Interest Income ($ change)	47	—	134

Net Interest Income (% change)	0.4%	—	(1.0)%

Hypothetical Market Value of Equity	$38,653	$34,849	$31,238

Market Value ($ Change)	3,804	—	(3,611)

Market Value (% Change)	10.9%	—	(10.4)%

The interest rate risk position of the Company is slightly asset sensitive.  Under the simulation modeling, the base is projected to increase over the first year; similarly, as rates fall, net interest income trends upward along with the base although not as rapidly.  The floating rate non-maturity deposits and the short-term CD portfolio is overshadowed by the large base of floating rate loans.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets, December 31, 2008 and 2007	F-2

Consolidated Statements of Income for the Years Ended
December 31, 2008, 2007 and 2006	F-3

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2008, 2007 and 2006	F-4

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2008, 2007 and 2006	F-5

Notes to Consolidated Financial Statements	F-6

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Jacksonville Bancorp, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Jacksonville Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Crowe Horwath LLP

Fort Lauderdale, Florida
March 20, 2009

JACKSONVILLE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31,
 (Dollar amounts in thousands except per share data)

	2008	2007
ASSETS
Cash and due from financial institutions	$8,665	$5,584
Federal funds sold	1,483	451

Cash and cash equivalents	10,148	6,035

Securities available for sale	29,684	29,727
Securities held to maturity (fair value 2008—$50, 2007—$50)	50	50
Loans, net of allowance for loan losses of $4,705
in 2008 and $3,116 in 2007	374,993	339,265
Bank owned life insurance	8,773	5,010
Federal Home Loan Bank stock, at cost	1,705	3,638
Premises and equipment, net	3,940	4,342
Accrued interest receivable	2,027	2,275
Real estate owned, net	89	—
Deferred income taxes	1,502	807
Other assets	1,088	813

Total assets	$433,999	$391,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$40,851	$35,382
Money market, NOW and savings deposits	87,751	116,181
Time deposits	216,942	137,330
Total deposits	345,544	288,893
Federal Home Loan Bank advances	20,000	67,830
Federal Reserve Borrowing	26,000	-
Subordinated debentures	14,550	7,000
Other liabilities	1,060	1,610

Total liabilities	407,154	365,333

Shareholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares
authorized; none issued or outstanding	-	-
Common stock, $.01 par value; 8,000,000 shares
authorized; 1,748,799 and 1,747,981 shares issued
in 2008 and 2007	17	17
Additional paid-in capital	18,568	18,459
Retained earnings	8,213	8,186
Treasury stock, at cost (2008—200 shares, 2007—1,650 shares)	(2)	(40)
Accumulated other comprehensive income	49	7

Total shareholders’ equity	26,845	26,629

Total liabilities and shareholders’ equity	$433,999	$391,962

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,
(Dollar amounts in thousands except per share data)

	2008	2007	2006
Interest and dividend income
Loans, including fees	$24,109	$25,349	$20,654
Taxable securities	1,021	1,082	979
Tax-exempt securities	414	317	223
Federal funds sold and other	19	60	161
Total interest income	25,563	26,808	22,017

Interest expense
Deposits	11,336	12,029	9,622
Federal Home Loan Bank advances	1,520	1,817	969
Subordinated debentures	675	559	335
Federal Reserve borrowing	23	-	-
Federal funds purchased and repurchase agreements	6	14	19
Total interest expense	13,560	14,419	10,945

Net interest income	12,003	12,389	11,072

Provision for loan losses	3,570	542	546

Net interest income after provision for loan losses	8,433	11,847	10,526

Noninterest income
Service charges on deposit accounts	678	639	555
Net gain on sales of loans	-	47	-
Net loss on disposal of premises and equipment	-	-	(9)
Other	500	498	501
Total noninterest income	1,178	1,184	1,047

Noninterest expense
Salaries and employee benefits	4,514	4,281	3,754
Occupancy and equipment	1,653	1,674	1,468
Data processing	794	595	501
Regulatory assessment	417	259	88
Advertising and business development	504	517	408
Professional fees	626	326	372
Merger related costs	468	-	-
Telephone	128	124	98
Director fees	92	192	268
Courier, freight and postage	165	158	170
Other	444	359	446
Total noninterest expense	9,805	8,485	7,573

Income before income taxes	(194)	4,546	4,000

Income tax expense	(229)	1,588	1,477

Net income	$35	$2,958	$2,523

Earnings per share:
Basic	$.02	$1.70	$1.46
Diluted	$.02	$1.63	$1.39

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands except per share data)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total
Balance at December 31, 2005	1,714,716	$17	$17,526	$2,718	$(54)	$(361)	$19,846
Comprehensive income:
Net income				2,523			2,523
Change in unrealized gain (loss) on
securities available for sale, net of
sale, net of tax benefit						68	68
Total comprehensive income							2,591
Share-based compensation	6,900		153		228		381
Purchase of treasury stock	(6,900)				(231)		(231)
Exercise of common stock options,
including tax benefit of $212	26,972		551				551

Balance at December 31, 2006	1,741,668	17	18,230	5,241	(57)	(293)	23,138
Comprehensive income:
Net income				2,958			2,958
Change in unrealized gain (loss) on
securities available for sale, net of
tax benefit						300	300
Total comprehensive income							3,258
Share-based compensation	6,600		152	(13)	211		350
Purchase of treasury stock	(6,600)				(194)		(194)
Exercise of common stock options,
including tax benefit of $31	4,643		77				77

Balance at December 31, 2007	1,746,331	17	18,459	8,186	(40)	7	26,629
Comprehensive income:
Net income				35			35
Change in unrealized gain (loss) on
securities available for sale, net of
tax benefits						42	42
Total comprehensive income							77
Share-based compensation	5,847		106	(8)	117		215
Purchase of treasury stock	(4,397)				(79)		(79)
Issuance of common stock	618						-
Exercise of common stock options,
including tax benefit of $1	200		3				3

Balance at December 31, 2008	1,748,599	$17	$18,568	$8,213	$(2)	$49	$26,845

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands except per share data)

	2008	2007	2006
Cash flows from operating activities
Net income	$35	$2,958	$2,523
Adjustments to reconcile net income to net cash from operating activities
Provision for loan losses	3,570	542	546
Depreciation and amortization	515	553	526
Earnings on Bank owned life insurance	(263)	(173)	(202)
Share-based compensation	215	350	381
Loss on disposal of premises and equipment	38	—	9
Deferred income tax (benefit) expense	(720)	(317)	(306)
Net gain on sale of loan	—	(47)	—
Net amortization of deferred loan fees	47	79	(199)
Net amortization (accretion) of securities	(16)	16	37
Net change in:
Other assets	(254)	(330)	(856)
Accrued expenses and other liabilities	(550)	631	(300)
Net cash from operating activities	2,617	4,262	2,159

Cash flows from investing activities
Available for sale securities:
Sales	—	—	—
Maturities, prepayments and calls	6,228	5,293	3,427
Purchases	(6,102)	(8,496)	(5,203)
Loan originations and payments, net	(39,256)	(58,880)	(49,322)
Purchase of Bank owned life insurance	(3,500)	—	—
Additions to premises and equipment	(102)	(203)	(1,258)
Purchase of Federal Home Loan Bank stock, net of redemptions	1,933	(2,567)	(9)
Net cash from investing activities	(40,799)	(64,853)	(52,365)

Cash flows from financing activities
Net change in deposits	56,651	6,267	48,415
Net change in federal funds purchased	—	(182)	182
Net change in short-term Federal Home Loan Bank advances	(28,830)	20,180	(2,000)
Net change in Federal Reserve borrowing	26,000	—	—
Proceeds from issuance of subordinated debt	7,550	—	3,000
Net change in fixed rate Federal Home Loan Bank advances	(19,000)	16,000	—
Proceeds from convertible Federal Home Loan Bank accounts	—	20,000	—
Proceeds from exercise of common stock options	3	46	339
Excess tax benefits from share-based payment arrangements	—	31	212
Purchase of treasury stock	(79)	(194)	(231)
Net cash from financing activities	42,295	62,148	49,917

Net change in cash and cash equivalents	4,113	1,557	(289)

Beginning cash and cash equivalents	6,035	4,478	4,767

Ending cash and cash equivalents	$10,148	$6,035	$4,478

Supplemental disclosure of cash flow information:
Interest paid	$13,700	$13,970	$10,849
Income taxes paid	835	1,620	2,162

Supplemental schedule of noncash investing activities:
Acquisition of real estate	$89	$—	$—

See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Dollar amounts in thousands except per share data)

Nature of Operations and Principles of Consolidation:  Jacksonville Bancorp, Inc. (“Bancorp”) is a financial holding company headquartered in Jacksonville, Florida.  The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly owned, primary operating subsidiary, The Jacksonville Bank, and The Jacksonville Bank’s wholly owned subsidiary, Fountain Financial, Inc.  The consolidated entity is referred to as the “Company,” and The Jacksonville Bank and its subsidiary are collectively referred to as the “Bank.”  The Company’s financial condition and operating results principally reflect those of the Bank.  All intercompany transactions and balances are eliminated in consolidation.

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

Cash Flows:  For the purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, noninterest-bearing deposits with other financial institutions under 90 days and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, short-term Federal Home Loan Bank (FHLB) advances, federal funds purchased, Federal Reserve discount window and other borrowings.

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

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and allowance for loan losses.  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Overdrawn customer checking accounts are reclassified as consumer loans and are evaluated on an individual basis for collectability.  The balances, which totaled $198,000 and $377,000 at December 31, 2008 and 2007, respectively, are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful.

Most of the Company’s business activity is with customers located in Duval County.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in Duval County.

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

A loan is impaired when full payment under the loan terms is not expected.  Commercial and commercial real estate loans and certain residential real estate loans above $100,000 are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(Dollar amounts in thousands except per share data)

Other Real Estate Owned:  Other real estate owned includes real estate acquired through foreclosure or deed taken in lieu of foreclosure. These amounts are recorded at estimated fair value, less costs to sell the property, with any difference between the fair value of the property and the carrying value of the loan being charged to the allowance for loan losses. Subsequent changes in fair value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Those subsequent changes, as well as any gains or losses recognized on the sale of these properties, are included in noninterest expense.

Federal Home Loan (FHLB) Stock:  The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

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

Bank Owned Life Insurance:  The Bank has purchased life insurance policies on certain key employees.  Bank owned life insurance is recorded at its cash surrender value or its realizable value.  Changes in cash surrender value are recognized as tax-free noninterest income and are included in other income on the Consolidated Statements of Income.  In accordance with EITF 06-05, bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Stock Compensation:  Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards.  Compensation cost is recognized over the required service period, generally defined as the vesting period.  For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Dividend Restrictions:  Bank regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to the shareholders.

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

Adoption of New Accounting Standards:
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption was not material.  In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active.  This FSP clarifies the application of FAS 157 in a market that is not active.  The impact of adoption was not material.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(Dollar amounts in thousands except per share data)

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment.  The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007.  The Company does not use the simplified method for share options and, therefore, SAB No. 110 has no impact on the Company’s consolidated financial statements.

NOTE 2 - SECURITIES
(Dollar amounts in thousands except per share data)

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses

2008
U.S. Treasury and federal agency	$8,284	$91	$(11)
Mortgage-backed	10,622	199	(60)
State and county municipal	10,778	121	(262)

Total	$29,684	$411	$(333)

2007
U.S. Treasury and federal agency	$8,000	$68	$(49)
Mortgage-backed	10,768	50	(78)
State and county municipal	10,959	58	(38)

Total	$29,727	$176	$(165)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Carrying	Unrecognized	Unrecognized	Fair
	Amount	Gains	Losses	Value

2008
Other	$50	$-	$-	$50

2007
Other	$50	$-	$-	$50

There were no sales of available for sale securities in 2008, 2007 and 2006.

NOTE 2 – SECURITIES (Continued)
(Dollar amounts in thousands except per share data)

The fair value of debt securities and carrying amount, if different, at year end 2008 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

			Available
	Held-to-maturity		for sale
	Carrying	Fair	Fair
	Amount	Value	Value

Due in one year or less	$50	$50	$-
Due from one to five years	-	-	3,703
Due from five to ten years	-	-	9,375
Due after ten years	-	-	5,984
Mortgage-backed	-	-	10,622

Total	$50	$50	$29,684

There were no securities pledged at year end 2008 and 2007 nor were there any holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at year end 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
2008

U.S. Treasury and federal agency	$739	$(11)	$—	$—	$739	$(11)
Mortgage-backed	1,953	(58)	723	(2)	2,676	(60)
State and county municipal	5,487	(262)	—	—	5,487	(262)

Total temporarily impaired	$8,179	$(331)	$723	$(2)	$8,902	$(333)

2007

U.S. Treasury and federal agency	$500	$—	$3,948	$(49)	$4,448	$(49)
Mortgage-backed	3,483	(20)	3,675	(58)	7,158	(78)
State and county municipal	1,809	(25)	2,691	(13)	4,500	(38)

Total temporarily impaired	$5,792	$(45)	$10,314	$(120)	$16,106	$(165)

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

The Company views these unrealized losses to be temporary in nature.  The driving factor behind the reduction in fair value below cost is the increase in market interest rates, not the credit quality of the debt securities, most of which are rated Aaa or higher and have not been downgraded.  The Company’s portfolio value has increased 0.27% over its amortized cost which is consistent with normal fluctuations of value due to changes in interest rates.  The Company expects that the value of its portfolio will recover over time as the debt securities approach maturity.  As management has the ability to hold these securities for the foreseeable future as they are classified as available for sale, no declines are deemed to be other-than-temporary.

NOTE 3 – LOANS
(Dollar amounts in thousands except per share data)

Loans at year end were as follows:
	2008	2007

Commercial	$28,445	$20,291
Real estate:
Residential	81,152	75,141
Commercial	224,677	210,614
Construction	41,759	29,737
Farmland	—	2,325
Consumer	4,070	4,631
Subtotal	380,103	342,739
Less: Net deferred loan fees	(405)	(358)
Allowance for loan losses	(4,705)	(3,116)

Loans, net	$374,993	$339,265

Activity in the allowance for loan losses was as follows:
	2008	2007	2006

Beginning balance	$3,116	$2,621	$2,207
Provision for loan losses	3,570	542	546
Loans charged off	(2,095)	(71)	(140)
Recoveries	114	24	8
Ending balance	$4,705	$3,116	$2,621

Impaired loans were as follows:
	2008	2007
Year-end loans with no allocated allowance for loan losses	$12,931	$567
Year-end loans with allocated allowance for loan losses	4,352	100

Total	$17,283	$667

Amount of the allowance for loan losses allocated	$618	$50

	2008	2007	2006

Average of impaired loans during the year	$7,295	$566	$408
Interest income recognized during impairment	136	2	25
Cash-basis interest income recognized	116	2	23

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	2008	2007

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	12,436	690

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 4 - PREMISES AND EQUIPMENT
(Dollar amounts in thousands except per share data)

Year-end premises and equipment were as follows:
	2008	2007

Land	$1,075	$1,075
Buildings	1,356	1,383
Furniture, fixtures and equipment	1,784	1,904
Leasehold improvements	1,939	1,924
Construction in process	9	—

Total	6,163	6,286

Less: Accumulated depreciation	(2,223)	(1,944)

Net Premises and equipment	$3,940	$4,342

Depreciation expense, including amortization of leasehold improvements, was $457, $466 and $418 for the years ended December 31, 2008, 2007 and 2006, respectively.

Operating Leases:  The Company leases certain office facilities under operating leases that generally contain annual escalation clauses and renewal options.  Rent expense was $689, $674 and $670 for 2008, 2007 and 2006, respectively.  Rent commitments under noncancelable operating leases, before considering renewal options that generally are present, were as follows:

2009	$682
2010	693
2011	704
2012	716
2013	727
Thereafter	980
Total	$4,502

NOTE 5 - DEPOSITS
(Dollar amounts in thousands except per share data)

Time deposits of $100,000 or more were $74,273 and $43,370 at year end 2008 and 2007.

Scheduled maturities of time deposits for the next five years were as follows:

2009	$174,704
2010	30,149
2011	10,720
2012	657
2013	712
Thereafter	—

NOTE 6 – SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES
(Dollar amounts in thousands except per share data)

At year end, advances from FHLB were as follows:
	2008	2007

Overnight advance maturing daily at a daily variable interest rate of 4.40% at December 31, 2007	$—	$28,830
Advances maturing January 11, 2008 at a fixed rate of 5.26%	—	6,000
Advances maturing January 26, 2008 at a fixed rate of 4.65%	—	5,000
Advances maturing April 11, 2008 at a fixed rate of 4.36%	—	3,000
Advances maturing July 26, 2008 at a fixed rate of 4.59%	—	5,000
Convertible advances maturing June 8, 2012 with a quarterly call option beginning September 10, 2007 at a fixed rate of 4.68%	5,000	5,000
Convertible advances maturing June 8, 2010 with a quarterly call option beginning June 9, 2008 at a fixed rate of 4.99%	5,000	5,000
Convertible advances maturing August 13, 2010 with a quarterly call option beginning August 13, 2008 at a fixed rate of 4.51%	5,000	5,000
Convertible advances maturing October 4, 2010 with a quarterly call option beginning October 6, 2008 at a fixed rate of 4.15%	5,000	5,000
	$20,000	$67,830

Each advance is payable at its maturity date, with a prepayment penalty.  The advances were collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.

During the year, the Company established a “Borrower in Custody” line of credit with the Federal Reserve Bank by pledging excess collateral. The amount of this line at December 31, 2008 was $45.6 million, of which it had borrowed $26.0 million.

NOTE 7 – SUBORDINATED DEBENTURES
(Dollar amounts in thousands except per share data)

On June 17, 2004, the Company participated in a pooled offering of trust preferred securities.  Bancorp formed Jacksonville Statutory Trust I (the "Trust I"), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities.  The Trust I used the proceeds from the issuance of $4 million in trust preferred securities to acquire junior subordinated debentures of Bancorp.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 263 basis points).  The initial rate in effect at the time of issuance was 4.06% and is subject to change quarterly.  The rate in effect at December 31, 2008 was 4.50%.

On December 14, 2006, the Company participated in a pooled offering of trust preferred securities.  Bancorp formed Jacksonville Statutory Trust II (the "Trust II"), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities.  The Trust II used the proceeds from the issuance of $3 million in trust preferred securities to acquire junior subordinated debentures of Bancorp.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 173 basis points).  The initial rate in effect at the time of issuance was 7.08% and is subject to change quarterly.  The rate in effect at December 31, 2008 was 3.73%.

NOTE 7 – SUBORDINATED DEBENTURES (Continued)
(Dollar amounts in thousands except per share data)

On June 20, 2008, the Company participated in a pooled offering of trust preferred securities.  Bancorp formed Jacksonville Bancorp, Inc. Statutory Trust III (the "Trust III"), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities.  The Trust III used the proceeds from the issuance of $7.6 million in trust preferred securities to acquire junior subordinated debentures of Bancorp.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 375 basis points).  The initial rate in effect at the time of issuance was 6.55% and is subject to change quarterly.  The rate in effect at December 31, 2008 was 5.75%.

The debt securities and the trust preferred securities under the three offerings each have 30-year lives.  The trust preferred securities and the debt securities are callable by Bancorp or the trust, at their respective option after five years, and at varying premiums and sooner upon the occurrence of specific events, subject to prior approval by the Federal Reserve Board, if then required.  In addition, the debt securities and trust preferred securities allow the deferral of interest payments for up to 5 years.  The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 12).

Under FASB Interpretation No. 46, the trusts are not consolidated with the Company.  Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trusts.

There are no required principal payments on subordinated debentures over the next five years.

NOTE 8 - BENEFIT PLANS
(Dollar amounts in thousands except per share data)

Profit Sharing Plan: The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements.  The plan allows contributions by employees up to 15% of their compensation, which are matched equal to 100% of the first 6% of the compensation contributed.  Expense for 2008, 2007 and 2006 was $174, $148 and $129, respectively.

Directors’ Stock Purchase Plan:  Following approval by the shareholders at the 2003 Annual Meeting, the Company established the Directors’ Stock Purchase Plan for nonemployee directors.  Under this Plan, directors may elect to receive shares of the Company’s common stock as an alternative to the equivalent amounts of cash for directors’ fees.  A total of 100,000 shares of the Company’s common stock were made available for issuance, all of which remained available for issuance at December 31, 2008 and 2007, as all transactions executed to date were open market purchases.  The Company’s expense in connection with this plan was $83, $176 and $241 in 2008, 2007 and 2006, respectively, which is included in director fees in the accompanying Consolidated Statements of Income.

NOTE 9 - INCOME TAXES
(Dollar amounts in thousands except per share data)

Income tax expense (benefit) was as follows:
	2008	2007	2006
Current federal	$404	$1,610	$1,522
Current state	88	237	261
Deferred federal	(616)	(221)	(261)
Deferred state	(105)	(38)	(45)
Total	$(229)	$1,588	$1,477

Effective tax rates differ from federal statutory rate of 34% applied to income before income taxes due to the following:

NOTE 9 - INCOME TAXES (Continued)
(Dollar amounts in thousands except per share data)

	2008	2007	2006
Federal statutory rate times financial statement income	$(66)	$1,546	$1,360
Effect of:
Tax-exempt income	(202)	(145)	(130)
State taxes, net of federal benefit	(11)	132	142
Other, net	50	55	105
Total	$(229)	$1,588	$1,477

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$1,632	$1,016
Other	161	111
	1,793	1,127
Deferred tax liabilities:
Depreciation	205	260
Net unrealized gain on securities available for sale	30	4
Other	56	56
	291	320

Net deferred tax asset	$1,502	$807

NOTE 10 - RELATED PARTY TRANSACTIONS
(Dollar amounts in thousands except per share data)

Loans to principal officers, directors and their affiliates in 2008 were as follows:

Beginning balance	$5,810
New loans	3,781
Repayments and transfer out of related party	(1,388)
Ending balance	$8,203

Deposits from principal officers, directors and their affiliates at year end 2008 and 2007 were $3,927 and $5,801, respectively.

NOTE  11 -  SHARE-BASED COMPENSATION
(Dollar amounts in thousands except per share data)

On April 25, 2006, Bancorp’s shareholders approved the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Plan”).  Under the 2006 Plan, up to 20,000 shares of Bancorp’s common stock were made available for issuance for awards in the form of incentive stock options, restricted stock, restricted stock units, performance grants or stock appreciation rights.  Any award that expires or is forfeited for any reason is returned to the 2006 Plan.

The 2006 Plan was a new plan and did not supersede the Company’s original Stock Option Plan, adopted by the Company’s shareholders on April 26, 2000, which continues to govern awards made under it.  Under the Company’s original Stock Option Plan, options to buy stock are granted to directors, officers and employees.  Options available to be issued under the original Stock Option Plan are 220,099.

NOTE  11 -  SHARE-BASED COMPENSATION (Continued)
(Dollar amounts in thousands except per share data)

On April 29, 2008, the shareholders approved a 2008 Amendment and Restatement of the 2006 Stock Incentive Plan.  Under this amendment and restatement, there is reserved for issuance under the plan an aggregate of 70,000 shares of Bancorp common stock.  No more than 15,000 shares may be allocated to incentive awards, including the maximum shares payable under a performance grant, that are granted during any single taxable year to any individual participant who is an employee of Bancorp or any subsidiary of Bancorp.

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

Total share-based compensation costs that have been charged against income for those plans were $110, 147 and $151 for 2008, 2007 and 2006.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.
	2008	2007	2006

Risk-free interest rate	N/A	4.53%	5.03%
Expected term	N/A	8.71 years	7.50 years
Expected stock price volatility	N/A	27.39%	27.22%
Dividend yield	N/A	0.00%	0.00%

A summary of the activity in the stock option plans for 2008 follows:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value

Outstanding at beginning of year	160,942	$14.70	—	—
Granted	—	—	—	—
Exercised	(200)	12.55	—	—
Forfeited	(1,800)	22.06	—	—
Outstanding at end of year	158,942	$14.62	3.18	$99
Vested or expected to vest	154,008	$14.57	6.45	$191
Exercisable at end of year	146,442	$13.54	2.92	$99

Information related to the stock option plans during each year follows:
	2008	2007	2006

Intrinsic value of options exercised	$2	$82	$583
Cash received from option exercises	3	46	339
Tax benefit realized from option exercises	1	31	212
Weighted average fair value of options granted	$—	$15.68	$14.01

NOTE  11 -  SHARE-BASED COMPENSATION (Continued)
(Dollar amounts in thousands except per share data)

As of December 31, 2008, there was $79 of total unrecognized compensation cost related to unvested stock options granted.  The cost is expected to be recognized over a remaining weighted average period of 2.26 years.

The following table reports restricted stock activity during the 12 months ended December 31, 2008:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested shares at January 1, 2008	3,017	$32.30
Shares granted	1,600	$23.05
Shares vested and distributed	(618)	$31.72
Shares forfeited	(808)	$29.64
Unvested shares at December 31, 2008	3,191	$28.45

As of December 31, 2008, there was $41 of total unrecognized compensation cost related to unvested restricted stock awards granted.  The cost is expected to be recognized over a remaining weighted average period of 1.69 years.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year end 2008 and 2007, the most recent regulatory notifications categorized the Bank and the Company as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution's category.  Management and the Board of Directors have committed to maintain Total Risk-Based Capital at 10% and Tier 1 Capital to Average Assets at 8%.

NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)
(Dollar amounts in thousands except per share data)

Actual and required capital amounts and ratios are presented below at year end.
					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2008
Total Capital to risk weighted assets Consolidated	$46,051	11.93%	$30,874	8.00%	N/A	N/A
Bank	40,719	10.58	30,795	8.00	$38,494	10.00%
Tier 1 (Core) Capital to risk weighted assets Consolidated	35,638	9.23	15,437	4.00	N/A	N/A
Bank	36,014	9.36	15,397	4.00	23,096	6.00
Tier 1 (Core) Capital to average assets Consolidated	35,638	8.26	17,264	4.00	N/A	N/A
Bank	36,014	8.36	17,228	4.00	21,535	5.00

2007
Total Capital to risk weighted assets Consolidated	$36,739	10.60%	$27,715	8.00%	N/A	N/A
Bank	35,313	10.16	27,819	8.00	$34,774	10.00%
Tier 1 (Core) Capital to risk weighted assets Consolidated	33,623	9.70	13,858	4.00	N/A	N/A
Bank	32,197	9.26	13,910	4.00	20,864	6.00
Tier 1 (Core) Capital to average assets Consolidated	33,623	8.68	15,847	4.00	N/A	N/A
Bank	32,197	8.31	15,496	4.00	19,370	5.00

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

NOTE 13 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES (Continued)
(Dollar amounts in thousands except per share data)

The contractual amount of variable and fixed rate financial instruments with off-balance-sheet risk was as follows at year end:

	2008		2007
	Fixed Rates	Variable Rates	Fixed Rates	Variable Rates

Unused lines of credit	$5,026	$30,338	$8,777	$32,070
Standby letters of credit	—	543	—	692

NOTE 14 – FAIR VALUE
(Dollar amounts in thousands except per share data)

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

NOTE 14 – FAIR VALUE (Continued)
(Dollar amounts in thousands except per share data)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements
at December 31, 2008 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale securities	-	29,684	-

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements
at December 31, 2008 Using
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans	-	-	3,734

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using discounted cash flows or the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,352, with a valuation allowance of $618, resulting in an additional provision for loan loss of $618 for the period.  Additional impaired loans, not measured using levels of inputs to measure fair value, had a carrying amount of $12,931.  Collateral dependent impaired loans, valued under Level 3, were measured using current appraised values along with information on recent market transactions as well as management’s assumptions about the criteria that market participants would use in pricing the asset.

Fair Value of Financial Instruments
Carrying amount and estimated fair values of financial instruments, not previously presented, at year end were as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$10,148	$10,148	$6,035	$6,035
Securities held to maturity	50	50	50	50
Loans, net	374,993	374,454	339,265	348,122
Federal Home Loan Bank stock	1,705	n/a	3,638	n/a
Accrued interest receivable	2,027	2,027	2,275	2,275

Financial liabilities
Deposits	$345,544	$345,100	$288,893	$289,491
Federal funds purchased	—	—	—	—
Federal Home Loan Bank advances	20,000	21,233	67,830	68,297
Subordinated debentures	14,550	10,613	7,000	7,000
Accrued interest payable	568	568	707	707

NOTE 14 – FAIR VALUE (Continued)
(Dollar amounts in thousands except per share data)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, subordinated debentures and variable rate loans or deposits that reprice frequently and fully.  Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer.  For fixed rate loans or deposits, including FHLB advances, and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values.  Fair value of loans held for sale is based on market quotes.  Fair value of debt is based on current rates for similar financing.  Accrued interest receivable and accrued interest payable approximate their fair values.  It was not practicable to determine fair value of FHLB stock due to restrictions placed on its transferability.  The fair value of off-balance-sheet items is considered nominal.

NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
(Dollar amounts in thousands except per share data)

Condensed financial information of Jacksonville Bancorp, Inc. follows:

CONDENSED BALANCE SHEETS
December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$4,163	$1,343
Investment in banking subsidiaries	36,063	32,204
Other assets	1,420	174

Total assets	$41,646	$33,721

LIABILITIES AND EQUITY
Subordinated debt	$14,550	$7,000
Accrued expenses and other liabilities	251	92
Shareholders’ equity	26,845	26,629

Total liabilities and shareholders’ equity	$41,646	$33,721

CONDENSED STATEMENTS OF INCOME
Years ended December 31,
	2008	2007	2006

Other income	$(15)	$15	$10
Interest expense	(675)	(559)	(335)
Other expense	(622)	(626)	(724)
Merger and acquisition cost	(468)	—	—

Income (loss) before income tax and undistributed subsidiary income	(1,780)	(1,170)	(1,049)
Income tax expense (benefit)	(637)	(372)	(347)
Equity in undistributed subsidiary income	1,178	3,756	3,225

Net income	$35	$2,958	$2,523

NOTE 15 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)
(Dollar amounts in thousands except per share data)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$35	$2,958	$2,523
Adjustments:
Equity in undistributed subsidiary income	(1,178)	(3,756)	(3,225)
Amortization	-	-	1
Share-based compensation	215	350	381
Change in other assets	(1,246)	916	(633)
Change in other liabilities	159	(146)	19
Net cash from operating activities	(2,015)	322	(934)

Cash flows from investing activities
Investments in subsidiaries	(2,639)	(1,467)	(1,450)
Net cash from investing activities	(2,639)	(1,467)	(1,450)

Cash flows from financing activities
Proceeds from issuance of subordinated debt	7,550	-	3,000
Proceeds from exercise of stock options	3	46	339
Excess tax benefits from share-based payment	-	31	212
Purchase of treasury stock	(79)	(194)	(231)
Net cash from financing activities	7,474	(117)	3,320

Net change in cash and cash equivalents	2,820	(1,262)	936

Beginning cash and cash equivalents	1,343	2,605	1,669

Ending cash and cash equivalents	$4,163	$1,343	$2,605

NOTE 16 – EARNINGS PER SHARE
(Dollar amounts in thousands except per share data)

The factors used in the earnings per share computation follow:
	2008	2007	2006
Basic
Net income	$35	$2,958	$2,523
Weighted average common shares outstanding	1,748,295	1,744,512	1,726,350

Basic earnings per common share	$.02	$1.70	$1.46
Diluted
Net income	$35	$2,958	$2,523
Weighted average common shares outstanding for basic earnings per common share	1,748,295	1,744,512	1,726,350
Add: Dilutive effects of assumed exercises of stock options and warrants	43,047	71,637	86,540

Average shares and dilutive potential common shares	1,791,342	1,816,149	1,812,890

Diluted earnings per common share	$.02	$1.63	$1.39

No stock options were anti-dilutive for 2008, 2007 and 2006.

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands except per share data)

Other comprehensive income (loss) components and related tax effects were as follows:

	2008	2007	2006

Unrealized holding gains (losses) on available for sale securities	$67	$481	$109
Reclassification adjustment for (gains) losses realized in income	—	—	—
Net unrealized gains (losses)	67	481	109
Tax effect	(25)	(181)	(41)

Other comprehensive income (loss)	$42	$300	$68

NOTE 18 – QUARTERLY FINANCIAL DATA (UNAUDITED)
(Dollar amounts in thousands except per share data)

		Net Interest
		Income after
	Interest	Provision for	Net	Earnings per Share
	Income	Loan Loss	Income	Basic	Diluted
2008
First Quarter	6,793	2,862	537	.31	.30
Second Quarter	6,209	1,172	(840)	(.48)	(.47)
Third Quarter	6,457	2,383	267	.15	.15
Fourth Quarter	6,104	2,016	71	.04	.04

2007
First Quarter	6,043	2,685	543	.31	.30
Second Quarter	6,612	2,788	694	.40	.38
Third Quarter	7,134	3,171	781	.45	.43
Fourth Quarter	7,019	3,203	940	.54	.52

During the second quarter of 2008, the Company had a $430,000 merger-related expense for the termination of the agreement to acquire Heritage Bancshares, Inc. on June 24, 2008.

During the second, third, and fourth quarters of 2008, the Bank had a provision for loan loss of $1.8 million, $665,000 and $787,000, respectively.  In addition, the Company experienced a decline in the net interest margin in each of the four quarters of 2008 due to the reduction in short-term rates by the Federal Reserve, an increase in nonperforming assets, and a transition from low-cost core deposits into more expensive time deposits and wholesale funding.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon management’s evaluation of those controls and procedures as of December 31, 2008 performed within the 90 days preceding the filing of this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

Crowe Horwath LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of our internal control over financial reporting as of December 31, 2008, as stated in their report which appears in this Annual Report on Form 10-K.

(c) Changes in Internal Controls

The Company has made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and executive officers contained under the captions “Proposal 1: Election of Directors,” “Board of Directors, Governance and Committees” “Executive Officers of the Company,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

We have adopted a code of ethics which is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The full text of our code of ethics is available on our website (www.jaxbank.com).

Below is biographical information on our directors:

Name	Age	Positions Held and Principal Occupations During the Past Five Years
James M. Healey	51
Director and Partner of Mint Magazine, Inc.  Before his association with Mint Magazine in 1985, Mr. Healey worked with Carnation Food Products, Inc. and International Harvester.  Mr. Healey attended Purdue University where he received a Bachelor of Arts degree from Purdue’s Business School with special studies in Marketing and Personnel.  Mr. Healey has been a resident and active member of the Jacksonville community since 1984.

John C. Kowkabany	66
Jacksonville-based real estate investor and consultant.  Mr. Kowkabany has significant private and public sector experience.  A resident of the city of Neptune Beach, he has been active in local government, serving as the city’s Mayor from 1989 to 1997, and Councilman from 1985 to 1989. The Honorable John C. Kowkabany’s public sector experience has provided him with experience and knowledge regarding the local business and civic communities.  For many years, Mr. Kowkabany has served with various civic and charitable organizations as an officer or director.  Mr. Kowkabany graduated with a Bachelor of Arts degree from Jacksonville University.

R.C. Mills	71
Retired and former President of Heritage Propane Partners, L.P., a national distributor of propane gas.  Mr. Mills is a graduate of the University of Sarasota and resides in the Jacksonville area.  Mr. Mills has an extensive business background and is experienced in business mergers and acquisitions, corporate finance and personnel management, having served in several executive management positions with a vertically integrated oil and gas company for over 25 years.

Gilbert J. Pomar, III	49
President and Chief Executive Officer for both Bancorp and the Bank, Mr. Pomar joined Bancorp in March 1999, having been employed by First Union National Bank in Jacksonville since 1991.  During his tenure with First Union, he was Senior Portfolio Manager and Senior Vice President/Commercial Banking Manager. Mr. Pomar has more than 25 years of banking experience, including Southeast Bank, First National Bank of Chicago, Barnett Bank and Florida Coast Bank. Mr. Pomar is active in various community efforts, including Board positions of the American Cancer Society, University of North Florida, College of Business, and the Florida Bankers Association.  He is a graduate of the University of Florida, where he earned his Bachelor of Science degree in Finance.

Name	Age	Positions Held and Principal Occupations During the Past Five Years
Donald E. Roller	71
Chairman of our Board of Directors.  President and Chief Executive Officer of U.S. Gypsum Company from 1993 through 1996.  He was also Executive Vice President of USG Corporation. Mr. Roller has had extensive experience in directorship positions; he serves as a member of the Board and President of Glenmoor at St. Johns, a not for profit CCRC, located in St. Augustine, Florida, and has served as acting Chief Executive Officer and Chairman of the Audit Committee for Payless Cashways, Inc.

John W. Rose	59
A financial services executive, advisor and investor for over 30 years. Mr. Rose is a Principal of CapGen Financial Advisors, a New York City-based private equity fund established in 2007, which specializes in bank and thrift investments.  Prior to that, and since 1991, he was President of McAllen Capital Partners, a financial advisory firm.  Mr. Rose earned his undergraduate degree from Case Western Reserve University and his M.B.A. from Columbia University.

John R. Schultz	45
A fourth generation native of Jacksonville, Florida.  Mr. Schultz is Vice President of Schultz Investments, Inc., an investment management company primarily involved in real estate investments.  Mr. Schultz attended The Bolles School (Jacksonville, Florida) and the University of Florida.  Mr. Schultz is a director of numerous companies and community organizations, including Metro YMCA, Daniel Properties, Inc. (Chairman), Trust for Public Land North Florida Advisory Council and The Schultz Foundation, Inc.

Price W. Schwenck	66
Chairman of the Board of Directors for the Bank and former Chief Executive Officer of Bancorp until April 26, 2000.  From May 2000 to February 2003, Mr. Schwenck was President and Chief Executive Officer of P.C.B. Bancorp, Inc., n/k/a Colonial BancGroup Inc., a multi-bank holding company located in Clearwater, Florida.  Mr. Schwenck served as Regional President for First Union National Bank in Ft. Lauderdale, Florida, from 1988 to 1994 and in Jacksonville, Florida, from 1994 until he retired in 1999.  Mr. Schwenck is currently a director of Freedom Bank of America in St. Petersburg, Florida.  Mr. Schwenck received his Bachelors degree and M.B.A. from the University of South Florida and his M.S. from the University of Miami.

Charles F. Spencer	66
President of INOC LLC, a real estate management development company, and Cottage Street Land Trust, Inc., a real estate holding company, in Jacksonville, Florida.  Mr. Spencer is a member of the International Longshoremen’s Association’s AFL-CIO Executive Council where he serves as an International Vice President representing members from Maine to Texas.  In addition, Mr. Spencer is Executive Vice President of the South Atlantic and Gulf Coast District of I.L.A. and Vice President of the Florida AFL-CIO.  He serves on the Board of Trustees of Edward Waters College; the Board of the Jacksonville Airport Authority; and Board of Governors of the Jacksonville Chamber of Commerce. Mr. Spencer is the former Chairman of the Board of the Jacksonville Sports Authority and former Board member of the I.M. Sulzbacher Center for the Homeless; United Way of Northeast Florida; and the foundation board of Florida Community College at Jacksonville.

Gary L. Winfield, M.D.	52
A medical director since November 2005 and a consultant since June 2000 at Memorial Hospital.  From 1991 through 2007, Dr. Winfield had an active family practice in Jacksonville Beach, Florida, operating as Sandcastle Family Practice, P.A.  Dr. Winfield has served as Vice President of Medical Affairs for Anthem Health Plans of Florida, a provider of health insurance.  Dr. Winfield received his undergraduate degree from the University of Oklahoma and is a graduate of the College of Medicine at the University of Oklahoma.

Below is biographical information on our executive officers:

Name	Age	Positions Held and Principal Occupations During the Past Five Years
Scott M. Hall	44
Executive Vice President and Chief Lending Officer of Bancorp and Bank since February 2008 and previously Executive Vice President and Senior Loan Officer of the Bank since 2000.  Mr. Hall has over 20 years of experience in the financial services industry.  Before joining the Bank in 1999 as Senior Vice President, he was employed with First Union National Bank in Jacksonville for eight years as Vice President/Commercial Banking Relationship Manager.  His community activities include serving on the Board of The National Association of Industrial and Office Properties (NAIOP) and as a committee member of the Gator Bowl Association.  Mr. Hall is a graduate of the University of North Florida, where he received his Bachelor of Business Administration degree in Finance.

Valerie A. Kendall	56
Executive Vice President and Chief Financial Officer of Bancorp and Bank.  Ms. Kendall’s banking career spans more than 20 years.  Prior to joining the Bank in 2004, she served from 2000 as Executive Vice President and Chief Financial Officer of P.C.B. Bancorp, Inc., n/k/a Colonial BancGroup Inc., a $650 million multi-bank holding company based in Clearwater, Florida.  She also held senior finance positions with AmSouth Bank, Barnett Bank (Bank of America) and SunTrust.  Ms. Kendall received her Bachelor of Science degree in Accounting from Florida Southern College and is a Certified Public Accountant.

Gilbert J. Pomar, III	49
President and Chief Executive Officer for both Bancorp and the Bank, Mr. Pomar joined Bancorp in March 1999, having been employed by First Union National Bank in Jacksonville since 1991.  During his tenure with First Union, he was Senior Portfolio Manager and Senior Vice President/Commercial Banking Manager. Mr. Pomar has more than 25 years of banking experience, including Southeast Bank, First National Bank of Chicago, Barnett Bank and Florida Coast Bank. Mr. Pomar is active in various community efforts, including Board positions of the American Cancer Society, University of North Florida, College of Business, and the Florida Bankers Association.  He is a graduate of the University of Florida, where he earned his Bachelor of Science degree in Finance.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the captions “Executive Compensation” and “Organization and Compensation Committee Interlocks and Insider Participation” in our Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Security Ownership of Directors and Officers and Certain Beneficial Owners” and “Equity Compensation Plans Information” in our Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.  This matter is further discussed in Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Board of Directors, Governance and Committees” in our Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the caption “Principal Accountant Fees and Services” in our Definitive Proxy Statement for the 2009 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger by and between Jacksonville Bancorp, Inc. and Heritage Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 29, 2008, File No. 000-30248).

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

10.4
Outsourcing Agreement with M & I Data Services (now known as Metavante Corporation) (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2/A, as filed with the Securities and Exchange Commission on January 5, 1999, Registration No. 333-64815).

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

10.9
Stockholders Agreement by and between Jacksonville Bancorp, Inc. and each of the directors of Heritage Bancshares, Inc. and Heritage Bank of North Florida (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 29, 2008, File No. 000-30248).

10.10
Non-Competition Agreement Related to the Sale of Goodwill by and between Jacksonville Bancorp, Inc. and each of the directors of Heritage Bancshares, Inc. and Heritage Bank of North Florida (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 29, 2008, File No. 000-30248).

10.11
2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 28, 2008, File No. 000-30248).

21	Subsidiaries of the Registrant.*

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Dated: March 20, 2009	By:	/s/ Gilbert J. Pomar, III
Gilbert J. Pomar, III
President and Chief Executive Officer
(Principal executive officer)

Dated: March 20, 2009	By:	/s/ Valerie A. Kendall
Valerie A. Kendall
Executive Vice President and Chief Financial Officer
Principal financial officer and principal accounting officer

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities and as of the dates indicated:

Signature	Title	Date

	Director	March 20, 2009
James M. Healey
	Director	March 20, 2009
John C. Kowkabany
	Director	March 20, 2009
R.C. Mills
	Director	March 20, 2009
Gilbert J. Pomar, III
	Chairman of the Board	March 20, 2009
Donald E. Roller	of Directors
	Director	March 20, 2009
John W. Rose
	Director	March 20, 2009
John R. Schultz
	Director	March 20, 2009
Price W. Schwenck
	Director	March 20, 2009
Charles F. Spencer
	Director	March 20, 2009
Gary L. Winfield, M.D.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1
Agreement and Plan of Merger by and between Jacksonville Bancorp, Inc. and Heritage Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on January 29, 2008, File No. 000-30248).

3.1
Articles of Incorporation of Registrant (incorporated herein by reference to Appendix A of the Company’s Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

3.2	Amended and Restated Bylaws of Registrant, as amended to date. *

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

10.4
Outsourcing Agreement with M & I Data Services (now known as Metavante Corporation) (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2/A, as filed with the Securities and Exchange Commission on January 5, 1999, Registration No. 333-64815).

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

10.9
Stockholders Agreement by and between Jacksonville Bancorp, Inc. and each of the directors of Heritage Bancshares, Inc. and Heritage Bank of North Florida (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 29, 2008, File No. 000-30248).

10.10
Non-Competition Agreement Related to the Sale of Goodwill by and between Jacksonville Bancorp, Inc. and each of the directors of Heritage Bancshares, Inc. and Heritage Bank of North Florida (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 29, 2008, File No. 000-30248).

10.11
2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement filed on March 28, 2008, File No. 000-30248).

21	Subsidiaries of the Registrant.*

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith