Form 10-Q
period 2009-03-31
JACKSONVILLE BANCORP INC /FL/
filed 2009-05-15
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2009

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
Yes           ☒           No            ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes            ☐           No           ☒

As of May 12, 2009, the latest practicable date, 1,748,799 of the Registrant’s common shares, $.01 par value, were issued and outstanding.

JACKSONVILLE BANCORP, INC.

TABLE OF CONTENTS

		Page

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets	3

	Consolidated Statements of Income	4

	Consolidated Statements of Changes in Shareholders’ Equity	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

EXHIBIT INDEX		27

CERTIFICATIONS
Certification of Gilbert J. Pomar, III under Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Valerie A. Kendall under Section 302 of the Sarbanes-Oxley Act of 2002
Certification under Section 906 of the Sarbanes-Oxley Act of 2002

2.

JACKSONVILLE BANCORP, INC.
PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$5,739	$8,665
Federal funds sold	1,108	1,483
Total cash and cash equivalents	6,847	10,148
Securities available for sale	26,575	29,684
Securities held to maturity	50	50
Loans, net of allowance for loan losses of $4,942 at 2009 and $4,705 at 2008	378,755	374,993
Premises and equipment, net	3,840	3,940
Bank-owned life insurance (BOLI)	8,801	8,773
Federal Home Loan Bank (FHLB) stock	2,258	1,705
Real estate owned, net	89	89
Deferred income taxes	1,603	1,502
Accrued interest receivable	1,950	2,027
Other assets	1,219	1,088

Total assets	$431,987	$433,999

LIABILITIES
Deposits
Noninterest bearing	$41,928	$40,851
Money market, NOW and savings deposits	92,353	87,751
Time deposits	210,225	216,942
Total deposits	344,506	345,544
FHLB advances	20,000	20,000
Federal Reserve borrowing	25,000	26,000
Subordinated debt	14,550	14,550
Accrued expenses and other liabilities	1,076	1,060
Total liabilities	405,132	407,154

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 8,000,000 shares authorized, 1,748,799 and 1,748,799 shares issued	17	17
Additional paid–in capital	18,595	18,568
Retained earnings	8,104	8,213
Treasury stock, -0- and 200 shares	—	(2)
Accumulated other comprehensive income	139	49
Total shareholders’ equity	26,855	26,845

Total liabilities and shareholders’ equity	$431,987	$433,999

See accompanying notes to unaudited consolidated financial statements.

3.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008
Interest and dividend income
Loans, including fees	$5,359	$6,389
Taxable securities	230	275
Tax-exempt securities	103	103
Federal funds sold and other	(11)	26
Total interest income	5,681	6,793

Interest expense
Deposits	$2,311	$3,002
FHLB advances	231	438
Federal Reserve borrowing	31	—
Subordinated debt	183	127
Other	—	1
Total interest expense	2,756	3,568

Net interest income	2,925	3,225
Provision for loan losses	938	363

Net interest income after provision for loan losses	1,987	2,862

Noninterest income
Service charges on deposit accounts	160	168
Other income	(14)	84
Total noninterest income	146	252

Noninterest expense
Salaries and employee benefits	1,116	1,162
Occupancy and equipment	447	447
Regulatory assessment	114	75
Data processing	208	194
Other	401	438
Total noninterest expense	2,286	2,316

Income (loss) before income taxes	(153)	798
Income tax expense (benefit)	(44)	261
Net income (loss)	$(109)	$537

Weighted average:
Common shares	1,748,647	1,747,628
Dilutive stock options and warrants	—	57,940
Dilutive shares	1,748,647	1,805,568

Basic earnings (loss) per common share	$(.06)	$.31
Diluted earnings (loss) per common share	$(.06)	$.30

See accompanying notes to unaudited consolidated financial statements.

4.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional			Accumulated Other
	Outstanding		Paid-In	Retained	Treasury Stock	Comprehensive
	Shares	Amount	Capital	Earnings	Amount	Income	Total

Balance at January 1, 2008	1,746,331	$17	$18,459	$8,186	$(40)	$7	$26,629

Comprehensive income:
Net income				537			537
Change in unrealized gain on securities available for sale, net of tax effects						96	96
Total comprehensive income							633

Purchase of treasury stock	(652)				(15)		(15)

Issuance of treasury stock	1,650		7	(15)	40		32

Common stock issued	618

Share-based compensation expense			25				25

Balance at March 31, 2008	1,747,947	$17	$18,491	$8,708	$(15)	$103	$27,304

Balance at January 1, 2009	1,748,599	$17	$18,568	$8,213	$(2)	$49	$26,845

Comprehensive income (loss):
Net (loss)				(109)			(109)
Change in unrealized gain on securities available for sale, net of tax effects						90	90
Total comprehensive (loss)							(19)

Purchase of treasury stock	(1,153)				(14)		(14)

Issuance of treasury stock	1,353		(1)		16		15

Share-based compensation expense			28				28

Balance at March 31, 2009	1,748,799	$17	$18,595	$8,104	$—	$139	$26,855

See accompanying notes to unaudited consolidated financial statements.

5.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(109)	$537
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	123	133
Net amortization of deferred loan fees	44	36
Provision for loan losses	938	363
Premium amortization, net of accretion	(24)	(8)
Earnings on Bank Owned Life Insurance	(28)	(42)
Share-based compensation	43	57
Loss on disposal of assets	4	38
Loss on equity investment	132	—
Deferred income tax	(155)	(8)
Net change in accrued interest receivable and other assets	(194)	343
Net change in accrued expenses and other liabilities	16	(361)
Net cash from operating activities	790	1,088

Cash flows from investing activities
Purchases of securities available for sale	—	(3,000)
Proceeds from maturities, calls and paydown	3,277	3,511
of securities available for sale
Loan (originations) payments, net	(4,744)	(17,412)
Additions to premises and equipment, net	(19)	(62)
Net change in Federal Home Loan Bank stock	(553)	1,308
Net cash from investing activities	(2,039)	(15,655)

Cash flows from financing activities
Net change in deposits	(1,038)	49,281
Net change in overnight FHLB advances	—	(26,730)
Proceeds from fixed rate FHLB advances	—	6,000
Proceeds from Federal Reserve borrowing	(1,000)	—
Repayment of fixed rate FHLB advance	—	(11,000)
Purchase of treasury stock	(14)	(15)
Net cash from financing activities	(2,052)	17,536

Net change in cash and cash equivalents	(3,301)	2,969
Cash and cash equivalents at beginning of period	10,148	6,035
Cash and cash equivalents at end of period	$6,847	$9,004

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$2,964	$3,696
Income taxes	—	180

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

The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly owned subsidiary, The Jacksonville Bank, and The Jacksonville Bank’s wholly owned subsidiary, Fountain Financial, Inc.  The consolidated entity is referred to as the “Company” and The Jacksonville Bank and its subsidiary are collectively referred to as the “Bank.”  The Company’s financial condition and operating results principally reflect those of the Bank.  All intercompany balances and amounts have been eliminated.  For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 20, 2009.

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

The consolidated financial information included herein as of and for the periods ended March 31, 2009 and 2008 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2008 consolidated balance sheet was derived from the Company's December 31, 2008 audited consolidated financial statements.

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

Recently Issued and Not Yet Effective Accounting Standards
In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends existing guidance for determining whether impairment is other-than-temporary for debt securities and requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the above criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter, but does not expect the adoption to have a material effect on the results of operations or financial position.

7.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

In April 2009, FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  This FSP provides factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  Early adoption is permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter, but does not expect the adoption to have a material effect on the result of operations or financial position.

In April 2009, FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, require disclosures about fair value of financial instruments for interim reporting periods that were previously only required in annual financial statements.  This FSP is effective for interim reporting period ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company plans to adopt this FSP in the second quarter.

NOTE 2 – LOAN PORTFOLIO COMPOSITION
The composition of the Bank’s loan portfolio at March 31, 2009 and December 31, 2008 is indicated below along with the change from December 31, 2008.

			% Increase (Decrease)
	Total Loans	Total Loans	from December 31, 2008
	March 31, 2009	December 31, 2008	to March 31, 2009
Real estate mortgage loans:
Commercial	$231,046	$224,677	2.8%
Residential	86,635	81,152	6.8%
Construction(1)	36,238	41,759	(13.2)%
Commercial loans	26,472	28,445	(6.9)%
Consumer loans	3,756	4,070	(7.7)%
Subtotal	384,147	380,103	1.1%
Less: Net deferred loan fees	(450)	(405)	11.1%
Total	$383,697	$379,698	1.1%

(1)     Includes construction, land development and other land loans.

8.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 3 – ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses for the three months ended March 31, 2009 and 2008 follows:

	Three Months Ended March 31,
	2009	2008

Balance, January 1	$4,705	$3,116
Provisions for loan losses charged to expense	938	363
Loans charged off	(702)	(212)
Recoveries of loans previously charged off	1	3
Balance, March 31	$4,942	$3,270

Impaired loans were as follows:
	March 31,	December 31,
	2009	2008
Loans with no allocated allowance for loan losses	$14,825	$12,931

Loans with allocated allowance for loan losses	877	4,352

Total	$15,702	$17,283

Amount of the allowance for loan losses allocated	$258	$618

9.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 4 – CAPITAL ADEQUACY
Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies.  The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios for the Company at March 31, 2009 and December 31, 2008:
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009
Total capital to risk weighted assets
Consolidated	$46,093	11.94%	$30,884	8.00%	N/A	N/A
Bank	40,576	10.54%	30,799	8.00%	$38,498	10.00%

Tier 1 (Core) capital to risk weighted assets
Consolidated	35,533	9.20%	15,442	4.00%	N/A	N/A
Bank	35,764	9.29%	15,399	4.00%	23,099	6.00%

Tier 1 (Core) capital to average assets
Consolidated	35,533	8.24%	17,244	4.00%	N/A	N/A
Bank	35,764	8.31%	17,207	4.00%	21,508	5.00%

December 31, 2008
Total capital to risk weighted assets
Consolidated	$46,051	11.93%	$30,874	8.00%	N/A	N/A
Bank	40,719	10.58%	30,795	8.00%	$38,494	10.00%

Tier 1 (Core) capital to risk weighted assets
Consolidated	35,638	9.23%	15,437	4.00%	N/A	N/A
Bank	36,014	9.36%	15,397	4.00%	23,096	6.00%

Tier 1 (Core) capital to average assets
Consolidated	35,638	8.26%	17,264	4.00%	N/A	N/A
Bank	36,014	8.36%	17,228	4.00%	21,535	5.00%

10.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 5 – SHORT-TERM BORROWING AND FEDERAL HOME LOAN BANK ADVANCES
At March 31, 2009 and December 31, 2008, advances from the Federal Home Loan Bank (FHLB) were as follows:

	2009	2008

Convertible advances maturing June 8, 2010 with a quarterly call option beginning June 9, 2008 at a fixed rate of 4.99%	$5,000	$5,000

Convertible advances maturing June 8, 2012 with a quarterly call option beginning September 10, 2007 at a fixed rate of 4.68%	5,000	5,000

Convertible advances maturing August 13, 2010 with a quarterly call option beginning August 13, 2008 at a fixed rate of 4.51%	5,000	5,000

Convertible advances maturing October 4, 2010 with a quarterly call option beginning October 6, 2008 at a fixed rate of 4.15%	5,000	5,000

	$20,000	$20,000

Each advance is payable at its maturity date, with a prepayment penalty for the fixed rate advances.  The advances are collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.

In 2008, the Company established a “Borrower in Custody” line of credit with the Federal Reserve Bank by pledging excess collateral.  The amount of this line at March 31, 2009 was $31.6 million, of which it had borrowed $25.0 million.

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

11.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets:
Securities available for sale	$29,684	—	$29,684	—
at December 31, 2008

Securities available for sale	$26,575	—	$26,575	—
at March 31, 2009

Security fair values are based on market prices or dealer quotes on securities with similar characteristics.

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$3,734	—	—	$3,734
at December 31, 2008

Impaired Loans	$619	—	—	$619
at March 31, 2009

The following represent impairment charges recognized during the period:

Impaired loans, which are measured for impairment using discounted cash flows or the fair value of the collateral for collateral dependent loans, had a carrying amount of $877, with a valuation allowance of $258, resulting in an additional provision for loan loss of $258 for the period.  Additional impaired loans, not measured using levels of inputs to measure fair value, had a carrying amount of $14,825.  Collateral dependent impaired loans, valued under Level 3, were measured using current appraised values along with information on recent market transactions as well as management’s assumptions about the criteria that market participants would use in pricing the assets.

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

Business Strategy

Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans.  We also invest in securities backed by the United States Government, and agencies thereof, as well as municipal tax-exempt bonds.  Our profitability depends primarily on our net interest income, which is the difference between the income we receive from our loan and securities investment portfolios and costs incurred on our deposits, the Federal Home Loan Bank (“FHLB”) advances, Federal Reserve borrowings and other sources of funding.  Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income is generated as the relative amounts of interest-earning assets grow in relation to the relative amounts of interest-bearing liabilities.  In addition, the level of noninterest income earned and noninterest expenses incurred also affects profitability.  Included in noninterest income are service charges earned on deposit accounts and increases in cash surrender value of Bank Owned Life Insurance (“BOLI”).  Included in noninterest expense are costs incurred for salaries and employee benefits, occupancy and equipment expenses, data processing expenses, marketing and advertising expenses, federal deposit insurance premiums and legal and professional fees.

13.

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on interest-earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses; and maintaining strong asset quality.   We have initiated programs to expand our scope of services and achieve these goals.  The Bank has adopted a philosophy of seeking out and retaining the best available personnel for positions of responsibility which we believe will provide us with a competitive edge in the local banking industry.  The Bank opened its fourth and fifth locations in 2006 in key areas of Jacksonville, providing additional visibility and access to businesses and individuals, and resulting in additional loan and deposit opportunities.

Our operations are influenced by the local economic conditions and by policies of financial institution regulatory authorities.  Fluctuations in interest rates, due to factors such as competing financial institutions as well as the Federal Reserve’s decisions on changes in interest rates, impact interest-earning assets and our cost of funds and, thus, our net interest margin.  In addition, the local economy and real estate market of Northeast Florida and the demand for our products and loans impacts our margin.  The local economy and viability of local businesses can also impact the ability of our customers to make payments on loans, thus impacting our loan portfolio.  The Company evaluates these factors when valuing its allowance for loan losses and believes that the local economic conditions have deteriorated over the last several quarters and that the local real estate market has softened.  The Company also believes its underwriting procedures are relatively conservative and, as a result, the Company is not being any more affected than the overall market in the current economic downturn.

At December 31, 2008, the federal funds rate was 0.16%.  In 2008, the Federal Reserve reduced the federal funds rate seven times.  The Company positioned itself to be in a slightly liability sensitive position, which means the pricing on our earning assets will reset to the lower short-term rates at a slower pace than our interest bearing liabilities.  This position would typically have a positive impact on the net interest margin.  However, other variables, such as liquidity needs, competition and the need to pursue alternative funding sources, have offset the benefits of the pricing resets.

Introduction

In the following pages, management presents an analysis of the financial condition of the Company as of March 31, 2009 compared to December 31, 2008, and the results of operations for the three months ended March 31, 2009 compared with the same period in 2008.  This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets decreased $2.0 million, or 0.5%, from $434.0 million at December 31, 2008 to $432.0 million at March 31, 2009.  During the three months ended March 31, 2009, the Company experienced net loan growth of $3.8 million, or 1.0%.  The increase in net loans was driven by increases in commercial real estate loans of $6.4 million, or 2.8%, and residential real estate loans of $5.5 million, or 6.8%, offset by decreases in construction real estate loans of $5.5 million, or 13.2%, and commercial loans of $2.0 million, or 6.9%.

14.

Total deposits decreased $1.0 million, or 0.3%, from $345.5 million at December 31, 2008 to $344.5 million at March 31, 2009.  During the three months ended March 31, 2009, money market, NOW and savings deposits increased $4.6 million to $92.4 million and noninterest-bearing deposits increased $1.1 million to $41.9 million.  During the three months ended March 31, 2009, time deposits decreased $6.7 million to $210.2 million.

Investment securities available for sale decreased $3.1 million to $26.6 million at March 31, 2009.  During the three months ended March 31, 2009, we received $3.3 million in proceeds from maturities, calls and principal repayments.

Total shareholders' equity increased by $10,000 from $26.8 million at December 31, 2008 to $26.9 million at March 31, 2009.  The increase is mainly attributable to an increase in the value of the securities available for sale offset by a net loss of $109,000.  At March 31, 2009, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 1,748,799 shares were issued and 1,748,799 shares were outstanding.  In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at March 31, 2009.

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

Net Income

There was a net loss for the first three months of 2009 of $109,000, compared to $537,000 of net income in the first three months of 2008.  On a diluted per share basis, the net loss was $0.06 for the three months ended March 31, 2009, compared to net income of $0.30 per diluted share in 2008.  The decrease in net income was driven primarily by additional provisions for loan losses, lower net interest margin and recording an other-than-temporary-impairment charge.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $2.9 million for the three months ended March 31, 2009, compared to $3.2 million for the same period in 2008.  Interest income declined $1.1 million when compared to the first three months of the prior year.  This was a result of the reduction in short-term rates by the Federal Reserve in 2008 as well as an increase in nonperforming assets to $9.6 million.  This was offset by average earning asset growth of $25.1 million.

When comparing the first three months of 2009 to the same period last year, the Company experienced growth in its loan portfolio of 1.1%, compared to 5.0% for the same period in the previous year, with the most significant impact occurring in residential and commercial real estate.

Many of the Bank’s loans are indexed to the prime rate.  The lower level of the prime rate in the first three months of 2009 compared to the comparative period in 2008 is reflected in the lower average yield of the loan portfolio due to lower rates earned on variable rate loans and new loan production.  The average yield on interest-earning assets for the first three months of 2009 was 5.58%, which was a decrease of 146 basis points, compared to the 7.04% yield earned during the first three months of 2008.

The average cost of interest-bearing liabilities decreased 117 basis points from 4.28% in the first three months of 2008 to 3.11% in the comparable period in 2009.  The average cost of interest-bearing deposits and all interest-bearing liabilities reflect, in part, the change in the funding mix for the first three months of 2009 as compared to the same period in 2008.  Interest expense declined by $812,000 as a result of the reduction in short-term rates offset by a transition from core deposits into more expensive time deposits.

15.

The net interest margin decreased by 47 basis points from 3.34% to 2.87% when comparing the first three months of 2009 to the same period last year.  This decrease is mainly the result of a higher level of nonperforming loans and pressures from highly competitive funding sources, both locally and nationally.  As of March 31, 2009, the Bank had $9.6 million of loans on nonaccrual compared to $991,000 at March 31, 2008.  Furthermore, proceeds from maturity, amortization and prepayment of loans and securities continue to be invested at current market rates.  The Company closely monitors its cost of funds and has taken action to reduce such costs through deposit gathering initiatives focused on generating lower cost demand, money market and savings accounts.  In the current more stable rate environment, the margin should continue to improve as more expensive time deposits reprice at lower rates in comparison to previous quarters.

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and shareholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Three Months Ended March 31,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$382,071	$5,359	5.69%	$353,026	$6,389	7.28%
Securities (2)	30,344	333	4.45	31,990	378	4.75
Other interest-earning assets (3)	696	(11)	(6.41)	3,011	26	3.47
Total interest-earning assets	413,111	5,681	5.58	388,027	6,793	7.04
Noninterest-earning assets (4)	16,824			15,575
Total assets	$429,935			$403,602

Interest-bearing liabilities:
Savings deposits	$13,052	$65	2.02	$13,285	$101	3.06
NOW deposits	9,900	7	.29	8,197	4	.20
Money market deposits	65,727	275	1.70	93,691	712	3.06
Time deposits	209,212	1,964	3.81	173,514	2,185	5.06
FHLB advances	21,800	231	4.30	39,303	438	4.48
Federal Reserve borrowing	25,461	31	.49	—	—	—
Subordinated debt	14,550	183	5.10	7,000	127	7.30
Other interest-bearing liabilities (5)	144	—	—	113	1	3.56
Total interest-bearing liabilities	359,846	2,756	3.11	335,103	3,568	4.28
Noninterest-bearing liabilities	42,986			41,529
Shareholders' equity	27,103			26,970
Total liabilities and shareholders' equity	$429,935			$403,602
Net interest income		$2,925			$3,225
Interest rate spread (6)			2.47%			2.76%
Net interest margin (7)			2.87%			3.34%

16.

(1)	Includes nonaccrual loans.
(2)	Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.
(3)	Includes federal funds sold.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes federal funds purchased.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Three Months Ended March 31,
	2009 Versus 2008 (1)
	Increase (decrease) due to changes in:
			Net
	Volume	Rate	Change
	(Dollars in thousands)
Interest income:
Loans	$494	$(1,524)	$(1,030)
Securities	(19)	(26)	(45)
Other interest-earning assets	(8)	(29)	(37)
Total interest income	467	(1,579)	(1,112)

Interest expense:
Savings deposits	(2)	(34)	(36)
NOW deposits	1	2	3
Money market deposits	(174)	(263)	(437)
Time deposits	398	(619)	(221)
FHLB advances	(186)	(21)	(207)
Federal Reserve borrowing	31	—	31
Subordinated debt	104	(48)	56
Other interest-bearing liabilities	(1)	—	(1)
Total interest expense	171	(983)	(812)

Decrease in net interest income	$296	$(596)	$(300)

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

17.

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

The allowance for loan loss is established through a provision for loan loss charged to expense.  Loans are charged against the allowance for loan loss when management believes that the collectibility of the principal is unlikely.  The allowance is an amount that management believes is appropriate to absorb inherent probable and estimable incurred losses on existing loans that may become uncollectible based on evaluations of the collectibility of the loans.  The evaluations take into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience.  The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers’ ability to pay.  The level of allowance for loan loss is also impacted by increases and decreases in loans outstanding because either more or less allowance is required as the amount of the Company’s credit exposure changes.  To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of provision for loan loss, and related allowance can, and will, fluctuate.

Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 20, 2009.

Asset Quality

The Company has identified certain assets as nonperforming.  These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and foreclosed real estate.  Loans are placed on nonaccrual status when management has concerns regarding its ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due.  These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value.  The Company’s nonperforming assets at March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)

Nonaccruing loans	$9,551	$12,436
Loans past due over 90 days still on accrual	—	—
Total nonperforming loans	9,551	12,436
Foreclosed assets, net	89	89
Total nonperforming assets	$9,640	$12,525

Allowance for loan losses	$4,942	$4,705

Nonperforming loans and foreclosed assets as a percent of total assets	2.23%	2.89%
Nonperforming loans as a percent of gross loans	2.49%	3.28%
Allowance for loan losses as a percent of nonperforming loans	51.74%	37.83%

18.

Loans are impaired when it is considered probable that management will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms or realize the full carrying value of the loan.  At March 31, 2009, the Company had impaired loans of $15.7 million, compared to $17.3 million at December 31, 2008.

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

On April 6, 2009, the Bank foreclosed on a residential property that was listed as an impaired loan as of March 31, 2009.  The loan, which was originally made on January 8, 2002, had ceased accruing interest on February 29, 2008.  On May 4, 2009, the property was sold for $200,000.

The Company critically evaluates all requests for additional funding on classified loans to determine whether the borrower has the capacity and willingness to repay.  Any requests of this nature require concurrence by the Loan Committee of the Board of Directors.

Allowance and Provision for Loan Losses

The allowance for loan losses grew by $237,000 during the first three months of 2009, amounting to $4.9 million at March 31, 2009, as compared to $4.7 million at December 31, 2008.  The allowance represented approximately 1.29% of total loans at March 31, 2009 and 1.24% at December 31, 2008.  During the first three months of 2009, the Company had charge-offs of $702,000, recoveries of $1,000 and recorded a $938,000 provision for loan losses compared to charge-offs of $212,000, recoveries of $3,000 and a provision for loan losses of $363,000 for the first three months of 2008.  The larger provision for loan losses in 2009 was driven primarily by the level of charge-offs and management’s efforts to identify potential losses inherent in the portfolio.  The Bank’s increased identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s and peer banks’ experiences as well as industry and economic trends.  During the first quarter, the Bank had net charge-offs of $701,000, of which $553,000 was identified and reserved at December 31, 2008.  Impaired loans were $15.7 million as of March 31, 2009; of this amount, $258,000 was specifically allocated to the allowance for loan losses which is deemed appropriate to absorb probable losses.

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

19.

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

Based on the results of the analysis performed by management at March 31, 2009, the allowance for loan loss is considered to be appropriate to absorb estimated loan losses in the portfolio as of that date.  As more fully discussed in the “Critical Accounting Policies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates.  Actual results could differ significantly from these estimates.

The amount of future charge-offs and provisions for loan losses could be affected by, among other things, economic conditions in Jacksonville, Florida, and the surrounding communities.  Such conditions could affect the financial strength of the Company’s borrowers and the value of real estate collateral securing the Company’s mortgage loans.  Loans secured by real estate represent approximately 92% of the Company’s total loans outstanding at March 31, 2009.  Economic conditions in Jacksonville have deteriorated over the last several quarters, resulting in a softening of real estate values.  Residential real estate values have experienced greater volatility and have declined in most areas.  Conditions and values could deteriorate further in the future, and such deterioration could be substantial.  If this were to occur, some of the Company’s borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure.  The Company is unable to determine at this time the effect of such an occurrence on the Company’s financial condition and results of operations; however, management believes that the Company should not be any more affected than the overall market.

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

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $146,000 for the three months ended March 31, 2009, compared to $252,000 for the comparable 2008 period.  This decline was principally the result of recognizing a $132,000 write-off in the stock of Silverton Bank, N.A. due to its May 2009 failure offset by a loan referral fee in the amount of $52,000.

20.

Noninterest expense remained relatively flat at $2.3 million for three months ended March 31, 2009 and 2008.  Increases in professional fees, data processing fees and FDIC assessments were offset by a reduction in compensation expense and directors’ fees for the three months ended March 31, 2009.

The income tax benefit for the three months ended March 31, 2009 was $44,000, compared to an income tax expense of $261,000 for the three months ended March 31, 2008.  The tax benefit is the result of the benefits derived from tax-free municipal bonds and tax-free income earned on the bank-owned life insurance policies, resulting in a lower percentage of income, or greater percentage of loss, being taxed at the statutory rates.

Capital

The Company’s capital management policy is designed to build and maintain capital levels that meet regulatory standards.  Under current regulatory capital standards, banks are classified as well-capitalized, adequately-capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%.  The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 10.54%, 9.29% and 8.31%, respectively, at March 31, 2009.  The Company also maintains capital levels that meet the same regulatory standards.  If the capital ratios of Bancorp and the Bank were to fall below levels required under regulatory standards, it is their policy to increase capital in an amount sufficient to meet regulatory requirements within 30 days.

The Company has included in Tier 1 Capital and Total Capital the trust preferred securities that were issued in June 2004, December 2006 and June 2008.

Cash Flows and Liquidity

Cash Flows. The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances, Federal Reserve Bank borrowings and federal funds purchased.  The Company uses cash from these and other sources to fund loan growth.  Any remaining cash is used primarily to reduce borrowings and to purchase investment securities.  During the first three months of 2009, the Company’s cash and cash equivalent position decreased by $3.3 million.  The decrease in cash mainly resulted from a decrease in deposit accounts of approximately $1.0 million from $345.5 million at December 31, 2008 to $344.5 million at March 31, 2009, and a decrease in net loan originations of $4.7 million, offsetting proceeds from available-for-sale securities of $3.3 million.

Liquidity.  The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows.  The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; its overnight position with federal funds sold; and Federal Reserve borrowing.  At March 31, 2009, the Company had $26.6 million in available-for-sale securities not subject to pledge agreements.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks.  The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market and brokered certificates of deposit.  The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the FHLB, Federal Reserve Discount Window and other commercial banks.  These lines, in the aggregate amount of approximately $111.0 million, do not represent legal commitments to extend credit.

21.

Contractual Obligations, Commitments and Contingent Liabilities.  The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.  Management believes that there have been no material changes in the Company’s overall level of these financial obligations since December 31, 2008 and that any changes in the Company’s obligations which have occurred are routine for the industry.  Further discussion of the nature of each type of obligation is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 20, 2009, and is incorporated herein by reference.

Off-Balance Sheet Arrangements.  There have been no material changes in the risks related to off-balance sheet arrangements since the Company’s disclosure in its Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that a financial institution will be adversely impacted by unfavorable changes in market prices.   These unfavorable changes could result in a reduction in net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities.

Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons.  The primary goal of interest rate risk management is to control this risk within limits approved by the Board of Directors and narrower guidelines approved by the Asset Liability Committee.  These limits and guidelines reflect the Bank’s tolerance for interest rate risk.  The Bank attempts to control interest rate risk by identifying and quantifying exposures.  The Bank quantifies its interest rate risk exposures using sophisticated simulation and valuation models as well as simpler gap analyses performed by a third-party vendor specializing in this activity.  There have been no significant changes in the Bank’s primary market risk exposure or how those risks are managed since our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2008.

The Bank’s internal policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should change by less than 15%.  The most current simulation projects the Bank’s net interest income to be within the parameters of its internal policy and has not changed significantly from our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2008.  Such simulation involves numerous assumptions and estimates, which are inherently subjective and are subject to substantial business and economic uncertainties.  Accordingly, the actual effects of an interest rate shift under actual future conditions may be expected to vary significantly from those derived from the simulation to the extent that the assumptions used in the simulation differ from actual conditions.

22.

Item 4.  Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon management’s evaluation of those controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

23.

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
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 20, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
On May 13, 2009, the Bank entered into an employment agreement with Valerie A. Kendall, its Chief Financial Officer (the “Kendall Agreement”), a copy of which is attached here to as Exhibit 10.1 and is incorporated herein by reference.  The Kendall Agreement has a rolling one-year term ending no later than Ms. Kendall’s 65th birthday and contains a six-month non-competition provision against employment in the financial services industry or with any person seeking to organize a financial institution in Duval County or Clay County.  The Kendall Agreement provides for an annual base salary of $145,000, which will be reviewed by the Bank in good faith on an annual basis.  Under the Kendall Agreement, Ms. Kendall is also entitled to receive incentive compensation and bonuses as may be determined from time to time by the Board of Directors.  The Kendall Agreement also provides for Ms. Kendall’s participation in bonus plans, stock option plans, stock ownership plans, profit sharing plans and 401(k) plans made available to the Bank’s employees and executives.

Under the Kendall Agreement, if the Bank terminates Ms. Kendall’s employment for a reason other than for “just cause” (as defined in the Kendall Agreement), or if Ms. Kendall terminates her employment for “good reason” (as defined), then the Bank must pay Ms. Kendall an amount equal to her annual base salary, plus any incentive compensation or bonus which Ms. Kendall would have been entitled to under the Kendall Agreement.  This amount will be paid in 24 equal semi-monthly payments.  If Ms. Kendall’s employment is terminated as a result of a “change in control” (as defined) or a change in control occurs within 12 months of her involuntary termination or termination for good reason, then Ms. Kendall is entitled to a severance payment equal to 2.99 times the highest annual salary and bonus she was paid or entitled to in the two years preceding termination.  This amount will be paid in full within 10 days of separation from service.   Furthermore, under certain banking regulatory requirements, or unless Ms. Kendall is terminated for just cause, or Ms. Kendall terminates her employment for other than good reason, the Bank is also required to maintain in full force and effect all employee benefit plans in which Ms. Kendall was participating before termination for the remainder of the Kendall Agreement, or 12 months, whichever is longer.

24.

Also on May 13, 2009, the Bank entered into new employment agreements with Gilbert James Pomar, III, its President and Chief Executive Officer (the “Pomar Agreement”) and Scott M. Hall, its Senior Loan Officer (the “Hall Agreement”).  Copies of the Pomar Agreement and Hall Agreement are attached hereto as Exhibits 10.2 and 10.3 and are incorporated herein by reference.  The new agreements reflect changes in the tax laws, and replace the previous employment agreements for Messrs. Pomar and Hall (the “Old Agreements”).  The Pomar Agreement provides for an annual base salary of $210,000, which will be reviewed by the Bank in good faith on an annual basis.  The Hall Agreement provides for an annual base salary of $160,000, which will be reviewed by the Bank in good faith on an annual basis.  The other material terms of the Pomar Agreement and the Hall Agreement are the same as each of Messrs. Pomar’s and Hall’s Old Agreements, which are described in the Company’s filings with the Securities and Exchange Commission.

Item 6.	Exhibits
Exhibit No. 3.1:      Articles of Incorporation of the Company (1)

Exhibit No. 3.2:      Amended and Restated Bylaws of the Company, as amended to date (2)

Exhibit No. 10.1:    Employment Agreement between The Jacksonville Bank and Valerie A. Kendall

Exhibit No. 10.2:    Employment Agreement between The Jacksonville Bank and Gilbert James Pomar, III

Exhibit No. 10.3     Employment Agreement between The Jacksonville Bank and Scott M. Hall

Exhibit No. 31.1:    Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 31.2:    Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 32:       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

(1)	Incorporated herein by reference to Appendix A to Form SB-2, filed September 30, 1998, Registration No. 333-64815.
(2)	Incorporated herein by reference to Exhibit No. 3.2 to Form 10-K for year ended December 31, 2008, filed March 20, 2009, File No. 000-30248.

25.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Date: May 15, 2009	/s/ Gilbert J. Pomar, III
Gilbert J. Pomar, III
President and Chief Executive Officer

Date: May 15, 2009	/s/ Valerie A. Kendall
Valerie A. Kendall
Executive Vice President
and Chief Financial Officer

26.

JACKSONVILLE BANCORP, INC.

EXHIBIT INDEX

Exhibit No. 3.1:       Articles of Incorporation of the Company (1)

Exhibit No. 3.2:       Amended and Restated Bylaws of the Company, as amended to date (2)

Exhibit No. 10.1:     Employment Agreement between The Jacksonville Bank and Valerie A. Kendall

Exhibit No. 10.2:     Employment Agreement between The Jacksonville Bank and Gilbert James Pomar, III

Exhibit No. 10.3      Employment Agreement between The Jacksonville Bank and Scott M. Hall

Exhibit No. 31.1:     Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 31.2:     Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 32:        Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

(1)	Incorporated herein by reference to Appendix A to Form SB-2, filed September 30, 1998, Registration No. 333-64815.
(2)	Incorporated herein by reference to Exhibit No. 3.2 to Form 10-K for year ended December 31, 2008, filed March 20, 2009, File No. 000-30248.

27.