Form 10-Q
period 2009-06-30
JACKSONVILLE BANCORP INC /FL/
filed 2009-08-10
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 2009

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
Yes            ☐           No           ☒

As of August 5, 2009, the latest practicable date, 1,748,799 of the Registrant’s common shares, $.01 par value, were issued and outstanding.

JACKSONVILLE BANCORP, INC.

TABLE OF CONTENTS

2.

JACKSONVILLE BANCORP, INC.
PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$4,182	$8,665
Federal funds sold	5,163	1,483
Total cash and cash equivalents	9,345	10,148
Securities available for sale	22,778	29,684
Securities held to maturity	50	50
Loans, net of allowance for loan losses of $5,663 at 2009 and $4,705 at 2008	384,817	374,993
Premises and equipment, net	3,736	3,940
Bank-owned life insurance (BOLI)	8,837	8,773
Federal Home Loan Bank (FHLB) stock	2,591	1,705
Real estate owned, net	653	89
Deferred income taxes	1,959	1,502
Accrued interest receivable	1,758	2,027
Other assets	934	1,088

Total assets	$437,458	$433,999

LIABILITIES
Deposits
Noninterest bearing	$38,131	$40,851
Money market, NOW and savings deposits	86,831	87,751
Time deposits	196,902	216,942
Total deposits	321,864	345,544
FHLB advances	40,200	20,000
Federal Reserve borrowing	33,000	26,000
Subordinated debt	14,550	14,550
Accrued expenses and other liabilities	1,411	1,060
Total liabilities	411,025	407,154

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 8,000,000 shares authorized, 1,748,799 and 1,748,799 shares issued	17	17
Additional paid–in capital	18,606	18,568
Retained earnings	7,708	8,213
Treasury stock, 1,200 and 200 shares	(12)	(2)
Accumulated other comprehensive income	114	49
Total shareholders’ equity	26,433	26,845

Total liabilities and shareholders’ equity	$437,458	$433,999

See accompanying notes to unaudited consolidated financial statements.

3.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$5,383	$5,846	$10,742	$12,235
Taxable securities	150	252	380	527
Tax-exempt securities	104	104	207	207
Federal funds sold and other	(12)	7	(23)	33
Total interest income	5,625	6,209	11,306	13,002

Interest expense
Deposits	$2,116	$2,780	$4,427	$5,782
FHLB advances	249	394	480	832
Federal Reserve borrowing	31	—	62	—
Subordinated debt	160	106	343	233
Other	—	2	—	3
Total interest expense	2,556	3,282	5,312	6,850

Net interest income	3,069	2,927	5,994	6,152
Provision for loan losses	1,307	1,755	2,245	2,118

Net interest income after provision for loan losses	1,762	1,172	3,749	4,034

Noninterest income
Service charges on deposit accounts	147	158	307	326
Other income	77	102	63	186
Total noninterest income	224	260	370	512

Noninterest expense
Salaries and employee benefits	1,111	1,125	2,227	2,287
Occupancy and equipment	437	442	884	889
Regulatory assessment	492	84	606	159
Merger related costs	—	430	—	430
Data processing	232	204	440	398
Other	395	537	796	975
Total noninterest expense	2,667	2,822	4,953	5,138

Income (loss) before income taxes	(681)	(1,390)	(834)	(592)
Income tax expense (benefit)	(285)	(550)	(329)	(289)
Net income (loss)	$(396)	$(840)	$(505)	$(303)

Weighted average:
Common shares	1,748,214	1,748,350	1,748,429	1,747,989
Dilutive stock options and warrants	—	—	—	—
Dilutive shares	1,748,214	1,748,350	1,748,429	1,747,989

Basic earnings (loss) per common share	$(.23)	$(.48)	$(.29)	$(.17)
Diluted earnings (loss) per common share	$(.23)	$(.48)	$(.29)	$(.17)

See accompanying notes to unaudited consolidated financial statements.

4.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional			Accumulated Other
	Outstanding		Paid-In	Retained	Treasury Stock	Comprehensive
	Shares	Amount	Capital	Earnings	Amount	Income	Total

Balance at January 1, 2008	1,746,331	$17	$18,459	$8,186	$(40)	$7	$26,629

Comprehensive (loss):
Net (loss)				(303)			(303)
Change in unrealized gain on securities available for sale, net of tax effects						(157)	(157)
Total comprehensive income							(460)

Purchase of treasury stock	(2,224)				(49)		(49)

Issuance of treasury stock	3,000		22	(28)	72		66

Common stock issued	618						—

Share-based compensation expense			53				53

Exercise of common stock options,including tax benefits	200		3				3

Balance at June 30, 2008	1,747,925	$17	$18,537	$7,855	$(17)	$(150)	$26,242

Balance at January 1, 2009	1,748,599	$17	$18,568	$8,213	$(2)	$49	$26,845

Comprehensive (loss):
Net (loss)				(505)			(505)
Change in unrealized gain on securities available for sale, net of tax effects						65	65
Total comprehensive (loss)							(440)

Purchase of treasury stock	(2,353)				(26)		(26)

Issuance of treasury stock	1,353		(1)		16		15

Share-based compensation expense			39				39

Balance at June 30, 2009	1,747,599	$17	$18,606	$7,708	$(12)	$114	$26,433

See accompanying notes to unaudited consolidated financial statements.

5.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(505)	$(303)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	235	263
Net amortization of deferred loan fees	47	32
Provision for loan losses	2,245	2,118
Premium amortization, net of accretion	(22)	(7)
Earnings on Bank Owned Life Insurance	(64)	(102)
Share-based compensation	54	122
Loss on disposal of assets	4	38
Loss on equity investment	132	—
Deferred income tax	(496)	(499)
Net change in accrued interest receivable and other assets	278	69
Net change in accrued expenses and other liabilities	351	(913)
Net cash from operating activities	2,259	818
Cash flows from investing activities
Purchases of securities available for sale	(2,000)	(3,000)
Proceeds from maturities, calls and paydown of securities available for sale	9,032	4,236
Loan (originations) payments, net	(12,680)	(32,979)
Investment in Bank Owned Life Insurance	—	(3,500)
Additions to premises and equipment, net	(22)	(69)
Net change in Federal Home Loan Bank stock	(886)	957
Net cash from investing activities	(6,556)	(34,355)
Cash flows from financing activities
Net change in deposits	(23,680)	43,955
Net change in overnight FHLB advances	15,200	(9,930)
Net change in Fed funds purchased	—	6,000
Proceeds from long term FHLB advances	5,000	—
Proceeds from Federal Reserve borrowing	7,000	—
Proceeds from issuance of subordinated debt	—	7,550
Repayment of long term FHLB advance	—	(14,000)
Purchase of treasury stock	(26)	(49)
Net cash from financing activities	3,494	33,526

Net change in cash and cash equivalents	(803)	(11)
Cash and cash equivalents at beginning of period	10,148	6,035
Cash and cash equivalents at end of period	$9,345	$6,024

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$5,537	$7,000
Income taxes	15	795
Supplemental schedule of noncash investing activities
Transfers from loans to real estate owned	$564	$—

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

The accounting and reporting policies of the Company reflect banking industry practice and conform to U.S. generally accepted accounting standards.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

The consolidated financial information included herein as of and for the periods ended June 30, 2009 and 2008 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2008 consolidated balance sheet was derived from the Company's December 31, 2008 audited consolidated financial statements.

Adoption of New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of FASB Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  In October 2008, the FASB issued Staff Position (FSP) 157-3 Determining the Fair Value of a Financial Asset when the Market for that Asset is Not Active.  This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements and provides key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The impact of adoption was not material.

7.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends existing guidance for determining whether impairment is other-than-temporary for debt securities and requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the above criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairment for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP on April 1, 2009 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  This FSP provides factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  This FSP also requires increased disclosures.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of this FSP at June 30, 2009 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods that were previously only required in annual financial statements.  This FSP is effective for interim reporting period ending after June 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the Company’s results of operations or financial position as it only required disclosures which are included in Note 7.

In May 2009, the FASB issued Statement No. 165, Subsequent Events which requires companies to evaluate events that occurred after the balance sheet date, but before the financial statements are issued.  Management has evaluated subsequent events for reporting and disclosure in these financial statements through August 10, 2009, which is the date that these financial statements were issued.

8.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 2 – LOAN PORTFOLIO COMPOSITION
The composition of the Bank’s loan portfolio at June 30, 2009 and December 31, 2008 is indicated below along with the change from December 31, 2008.

			% Increase (Decrease) from
	Total Loans	Total Loans	December 31, 2008
	June 30, 2009	December 31, 2008	to June 30, 2009
Real estate mortgage loans:
Commercial	$231,693	$224,677	3.1%
Residential	92,826	81,152	14.4%
Construction(1)	37,137	41,759	(11.1)%
Commercial loans	25,502	28,445	(10.3)%
Consumer loans	3,775	4,070	(7.2)%
Subtotal	390,933	380,103	2.8%
Less: Net deferred loan fees	(453)	(405)	11.9%
Total	$390,480	$379,698	2.8%

(1)     Includes construction, land development and other land loans.

NOTE 3 – ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses for the six months ended June 30, 2009 and 2008 follows:

	Six Months Ended June 30,
	2009	2008

Balance, January 1	$4,705	$3,116
Provisions for loan losses charged to expense	2,245	2,118
Loans charged off	(1,289)	(1,026)
Recoveries of loans previously charged off	2	5
Balance, June 30	$5,663	$4,213

Impaired loans were as follows:
	June 30,	December 31,
	2009	2008
Loans with no allocated allowance for loan losses	$13,320	$12,931

Loans with allocated allowance for loan losses	2,752	4,352

Total	$16,072	$17,283

Amount of the allowance for loan losses allocated	$132	$618

9.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 4 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2009 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
June 30, 2009
Available-for sale
U.S. government-sponsored entities and agencies	$3,234	$32	$(32)	$3,234
State and political subdivisions	10,887	105	(162)	10,830
Mortgage-backed securities – residential	8,014	233	(2)	8,245
Collateralized mortgage obligations - residential	460	9	-	469

Total available-for-sale securities	$22,595	$379	$(196)	$22,778

Total held-to-maturity securities	$50	$—	$—	$50

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale
Within one year	$3,975	$3,938
One to five years	5,366	5,353
Five to ten years	4,780	4,773
Beyond ten years	-	-
Mortgage-backed	8,014	8,245
Collateralized Mortgage Obligations	460	469
Total	$22,595	$22,778

Held-to-maturity
One to five years	$50	$50

Total	$22,645	$22,828

10.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

The following table summarizes the investment securities with unrealized losses at June 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)
June 30, 2009

Available-for-sale
U.S. government-sponsored entities and agencies	$2,718	$(32)	$-	$-	$2,718	$(32)
States and political	4,610	(120)	341	(42)	4,951	(162)
Mortgage-backed securities – residential	375	(2)	-	-	375	(2)
Collateralized mortgage obligations	-	-	-	-	-	-

Total available-for-sale	$7,703	$(154)	$341	$(42)	$8,044	$(196)

Held-to-maturity
Other securities	-	-	-	-	-	-

Total held-to-maturity	$-	$-	$-	$-	$-	$-

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model.  Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.  However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20,  Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

11.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA.  Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows.  An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.  It is not the Bank’s policy to purchase securities rated below AA.

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss.  If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of June 30, 2009, the Company’s security portfolio consisted of $22,828, $8,044 of which were in an unrealized loss position.  The majority of unrealized losses are related to the Company’s U.S. Agency, and State and political securities, as discussed below:

U.S. Agency Securities

All of the U.S. Agency securities held by the Company were issued by U.S. government-sponsored entities and agencies.  The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality.

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired at June 30, 2009.

State and Political Securities

All of the State and Political Securities (“Municipal Bonds”) were issued by a city or other local government.  The Municipal Bonds are general obligations of the issuer and are secured by specified revenues.  The decline in fair value is primarily attributable to changes in interest rates and the ratings of the underlying insurers rather than the ability or willingness of the municipality to repay.

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired at June 30, 2009.

For the three-month period ended June 30, 2009, there were no credit losses recognized in earnings.

12.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 5 – CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies.  The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios for the Company at June 30, 2009 and December 31, 2008:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009
Total capital to risk weighted assets
Consolidated	$45,732	11.78%	$31,062	8.00%	N/A	N/A
Bank	41,480	10.69%	31,055	8.00%	$38,819	10.00%

Tier 1 (Core) capital to risk weighted assets
Consolidated	35,094	9.04%	15,531	4.00%	N/A	N/A
Bank	36,618	9.43%	15,528	4.00%	23,291	6.00%

Tier 1 (Core) capital to average assets
Consolidated	35,094	8.15%	17,216	4.00%	N/A	N/A
Bank	36,618	8.51%	17,217	4.00%	21,521	5.00%

December 31, 2008
Total capital to risk weighted assets
Consolidated	$46,051	11.93%	$30,874	8.00%	N/A	N/A
Bank	40,719	10.58%	30,795	8.00%	$38,494	10.00%

Tier 1 (Core) capital to risk weighted assets
Consolidated	35,638	9.23%	15,437	4.00%	N/A	N/A
Bank	36,014	9.36%	15,397	4.00%	23,096	6.00%

Tier 1 (Core) capital to average assets
Consolidated	35,638	8.26%	17,264	4.00%	N/A	N/A
Bank	36,014	8.36%	17,228	4.00%	21,535	5.00%

13.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 6 – SHORT-TERM BORROWING AND FEDERAL HOME LOAN BANK ADVANCES
At June 30, 2009 and December 31, 2008, advances from the Federal Home Loan Bank (FHLB) were as follows:

	2009	2008

Overnight advances maturing daily at a daily variable interest rate of .43% at June 30, 2009	$15,200	$—

Convertible advances maturing June 8, 2010 with a quarterly call option beginning June 9, 2008 at a fixed rate of 4.99%	5,000	5,000

Convertible advances maturing June 8, 2012 with a quarterly call option beginning September 10, 2007 at a fixed rate of 4.68%	5,000	5,000

Convertible advances maturing August 13, 2010 with a quarterly call option beginning August 13, 2008 at a fixed rate of 4.51%	5,000	5,000

Convertible advances maturing October 4, 2010 with a quarterly call option beginning October 6, 2008 at a fixed rate of 4.15%	5,000	5,000

Advances maturing May 29, 2012 at a fixed rate of 2.11%	5,000	—

	$40,200	$20,000

Each advance is payable at its maturity date, with a prepayment penalty for the fixed rate advances.  The advances are collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.

In 2008, the Company established a “Borrower in Custody” line of credit with the Federal Reserve Bank by pledging excess collateral.  The amount of this line at June 30, 2009 was $33,000, all of which was borrowed on that date.

NOTE 7 – FAIR VALUE
SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair values:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

14.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

Level 2:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 3:  Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality.  During times when trading is more liquid, broker quotes are used (if available) to validate the model.  Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including cost approach, comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and liabilities measured at fair value under SFAS No. 157 on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Securities available for sale at June 30, 2009	$22,778	—	$22,778	—

Securities available for sale at December 31, 2008	$29,684	—	$29,684	—

15.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired Loans at June 30, 2009	$2,620	—	—	$2,620
Impaired loans at December 31, 2008	$3,734	—	—	$3,734

Impaired loans, which are measured for impairment using discounted cash flows or the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,752, with a valuation allowance of $132, resulting in an additional provision for loan loss of $132 for the period.  Additional impaired loans, not measured using levels of inputs to measure fair value, had a carrying amount of $13,320.  Collateral dependent impaired loans, valued under Level 3, were measured using current appraised values along with information on recent market transactions as well as management’s assumptions about the criteria that market participants would use in pricing the assets.

In accordance with FSP FAS 107-1, the carrying amount and estimated fair values of financial instruments, at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$9,345	$9,345	$10,148	$10,148
Securities available for sale	22,778	22,778	29,684	29,684
Securities held to maturity	50	50	50	50
Loans, net	384,817	387,809	374,993	374,454
Federal Home Loan Bank stock	2,591	n/a	1,705	n/a
Independent Bankers’ Bank Stock	153	n/a	285	n/a
Accrued interest receivable	1,758	1,758	2,027	2,027

Financial liabilities
Deposits	$321,864	$320,477	$345,544	$345,100
Federal funds purchased	—	—	—	—
Other borrowings	73,200	74,140	46,000	47,223
Subordinated debentures	14,550	7,805	14,550	10,613
Accrued interest payable	483	483	568	568

The methods and assumptions used to estimate fair value are described as follows:

16.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  The methods for determining the fair values for securities and impaired loans were described previously.  For fixed rate loans or deposits, including FHLB advances, and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life.  Fair value of loans held for sale is based on market quotes.  Fair value of debt is based on current rates for similar financing.  Accrued interest receivable and accrued interest payable approximate their fair values.  It was not practicable to determine fair value of FHLB and IBB stock due to restrictions placed on its transferability.  The fair value of off-balance-sheet items is considered nominal.

NOTE 8 – SUBSEQUENT EVENT
On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank.  Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company has agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating rate contract (90-day LIBOR plus 375 basis points).  The transaction was entered into to mitigate interest rate risk exposure caused by fluctuations in interest rates.

17.

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

18.

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

Introduction

In the following pages, management presents an analysis of the financial condition of the Company as of June 30, 2009 compared to December 31, 2008, and the results of operations for the six months ended June 30, 2009 compared with the same period in 2008.  This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Comparison of Financial Condition at June 30, 2009 and December 31, 2008

Total assets increased $3.5 million, or 0.8%, from $434.0 million at December 31, 2008 to $437.5 million at June 30, 2009.  During the six months ended June 30, 2009, the Company experienced net loan growth of $9.8 million, or 2.6%.  The increase in net loans was driven by increases in residential real estate loans of $11.7 million, or 14.4%, and commercial real estate loans of $7.0 million, or 3.1%, offset by decreases in construction real estate loans of $4.6 million, or 11.1%, and commercial loans of $2.9 million, or 10.3%.

Investment securities available for sale decreased $6.9 million to $22.8 million at June 30, 2009.  During the six months ended June 30, 2009, we purchased $2.0 million of U.S. government agency securities and received $9.0 million in proceeds from maturities, calls and principal repayments.

Total deposits decreased $23.7 million, or 6.9%, from $345.5 million at December 31, 2008 to $321.9 million at June 30, 2009.  During the six months ended June 30, 2009, time deposits decreased $20.0 million to $196.9 million, and noninterest bearing deposits decreased by $2.7 million to $38.1 million.  During the six months ended June 30, 2009, money market, NOW and savings deposits decreased $920,000 to $86.8 million.

19.

Federal Home Loan Bank advances increased $20.2 million from $20.0 million at December 31, 2008 to $40.2 million at June 30, 2009.  Federal Reserve Bank borrowings increased $7.0 million to $33.0 million at June 30, 2009.  These increases offset the decreases in time deposits discussed above and were the result of management’s desire to take advantage of the lowest possible cost of funding sources.

Total shareholders' equity decreased by $412,000 from $26.8 million at December 31, 2008 to $26.4 million at June 30, 2009.  The decrease is mainly attributable to a net loss of $505,000 offset by an increase in the value of available-for-sale securities.  At June 30, 2009, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 1,748,799 shares were issued and 1,747,599 shares were outstanding.  In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at June 30, 2009.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and 2008

Net Income

There was a net loss for the first six months of 2009 of $505,000, compared to a $303,000 net loss in the first six months of 2008.  On a diluted per share basis, the net loss was $0.29 for the six months ended June 30, 2009, compared to net loss of $0.17 per diluted share in 2008.  The decrease in net income was driven primarily by additional provisions for loan losses, lower net interest margin, an increase in FDIC regulatory assessment and recording an other-than-temporary-impairment charge.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $6.0 million for the six months ended June 30, 2009, compared to $6.2 million for the same period in 2008.  Interest income declined $1.7 million when compared to the first six months of the prior year.  This was a result of the reduction in short-term rates by the Federal Reserve in 2008 as well as an increase in nonperforming assets to $15.2 million.  This was offset by average earning asset growth of $19.1 million.

When comparing the first six months of 2009 to the same period last year, the Company experienced growth in its loan portfolio of 2.8%, compared to 9.3% for the same period in the previous year, with the most significant impact occurring in residential and commercial real estate.

Many of the Bank’s loans are indexed to the prime rate.  The lower level of the prime rate in the first six months of 2009 compared to the comparative period in 2008 is reflected in the lower average yield on the loan portfolio due to lower rates earned on variable rate loans and new loan production.  The average yield on interest-earning assets for the first six months of 2009 was 5.51%, which was a decrease of 112 basis points, compared to the 6.63% yield earned during the first six months of 2008.

The average cost of interest-bearing liabilities decreased 106 basis points from 4.03% in the first six months of 2008 to 2.97% in the comparable period in 2009.  The average cost of interest-bearing deposits and all interest-bearing liabilities reflect, in part, the change in the funding mix for the first six months of 2009 as compared to the same period in 2008.  Interest expense declined by $1.5 million as a result of the reduction in short-term rates offset by a transition from core deposits into more expensive time deposits.

20.

The net interest margin decreased by 22 basis points from 3.14% to 2.92% when comparing the first six months of 2009 to the same period last year.  This decrease is mainly the result of a higher level of nonperforming loans and pressures from highly competitive funding sources, both locally and nationally.  As of June 30, 2009, the Bank had $14.6 million of loans on nonaccrual compared to $8.8 million at June 30, 2008.  Furthermore, proceeds from maturity, amortization and prepayment of loans and securities continue to be invested at current market rates.  The Company closely monitors its cost of funds and has taken action to reduce such costs through deposit gathering initiatives focused on generating lower cost demand, money market and savings accounts.  In the current more stable rate environment, the margin should continue to improve as more expensive time deposits reprice at lower rates in comparison to previous quarters.

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and shareholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Six Months Ended June 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$384,666	$10,742	5.63%	$360,561	$12,235	6.82%
Securities (2)	28,321	587	4.18	31,873	734	4.64
Other interest-earning assets (3)	691	(23)	(6.71)	2,191	33	3.03
Total interest-earning assets	413,678	11,306	5.51	394,625	13,002	6.63
Noninterest-earning assets (4)	16,430			15,930
Total assets	$430,108			$410,555
Interest-bearing liabilities:
Savings deposits	$12,789	$118	1.86	$14,816	$234	3.18
NOW deposits	8,770	12	.28	7,350	7	.19
Money market deposits	67,102	534	1.60	90,749	1,194	2.65
Time deposits	208,030	3,763	3.65	180,645	4,347	4.84
FHLB advances	24,819	480	3.90	40,508	832	4.13
Federal Reserve borrowing	24,889	62	.50	—	—	—
Subordinated debt	14,550	343	4.75	7,456	233	6.28
Other interest-bearing liabilities (5)	153	—	—	286	3	2.11
Total interest-bearing liabilities	361,102	5,312	2.97	341,810	6,850	4.03
Noninterest-bearing liabilities	41,935			41,515
Shareholders' equity	27,071			27,230
Total liabilities and shareholders' equity	$430,108			$410,555
Net interest income		$5,994			$6,152
Interest rate spread (6)			2.54%			2.60%
Net interest margin (7)			2.92%			3.14%

21.

(1)	Includes nonaccrual loans.
(2)	Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.
(3)	Includes federal funds sold.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes federal funds purchased.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Six Months Ended June 30,
	2009 Versus 2008 (1)
	Increase (decrease) due to changes in:
			Net
	Volume	Rate	Change
	(Dollars in thousands)
Interest income:
Loans	$778	$(2,271)	$(1,493)
Securities	(77)	(70)	(147)
Other interest-earning assets	(10)	(46)	(56)
Total interest income	691	(2,387)	(1,696)

Interest expense:
Savings deposits	(29)	(87)	(116)
NOW deposits	2	3	5
Money market deposits	(262)	(398)	(660)
Time deposits	597	(1,181)	(584)
FHLB advances	(306)	(46)	(352)
Federal Reserve borrowing	62	—	62
Subordinated debt	178	(68)	110
Other interest-bearing liabilities	(3)	—	(3)
Total interest expense	239	(1,777)	(1,538)

Decrease in net interest income	$452	$(610)	$(158)

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

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

22.

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

Asset Quality

The Company has identified certain assets as nonperforming.  These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, and foreclosed real estate.  Loans are placed on nonaccrual status when management has concerns regarding its ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due.  These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value.  The Company’s nonperforming assets at June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)

Nonaccruing loans	$14,560	$12,436
Loans past due over 90 days still on accrual	—	—
Total nonperforming loans	14,560	12,436
Foreclosed assets, net	653	89
Total nonperforming assets	$15,213	$12,525

Allowance for loan losses	$5,663	$4,705

Nonperforming loans and foreclosed assets as a percent of total assets	3.48%	2.89%
Nonperforming loans as a percent of gross loans	3.73%	3.28%
Allowance for loan losses as a percent of nonperforming loans	38.89%	37.83%

Loans are impaired when it is considered probable that management will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms or realize the full carrying value of the loan.  At June 30, 2009, the Company had impaired loans of $16.1 million, compared to $17.3 million at December 31, 2008.  Of the $15.2 million in nonperforming assets, one relationship in the amount of $2.9 million is under contract to be sold.  Any estimated losses to sell the property have been reserved through the allowance for loan and lease loss.

23.

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

In June 2009, the Bank recorded an in-substance foreclosure in the amount of $594,000 on a commercial property located in Palm Coast, Florida.  The loan was listed as impaired as of March 31, 2009 and had ceased accruing interest on April 17, 2009.  A $126,000 charge-off was recorded at the time of foreclosure.

During the first six months of 2009, the Bank recorded $41,000 for Other Real Estate Owned expenses primarily resulting from a $30,000 write down for a property value decline.  This property has been in the Bank’s possession since September 2008.

The Company critically evaluates all requests for additional funding on classified loans to determine whether the borrower has the capacity and willingness to repay.  Any requests of this nature require concurrence by the Loan Committee of the Board of Directors.

Allowance and Provision for Loan Losses

The allowance for loan losses grew by $958,000 during the first six months of 2009, amounting to $5.7 million at June 30, 2009, as compared to $4.7 million at December 31, 2008.  The allowance represented approximately 1.45% of total loans at June 30, 2009 and 1.24% at December 31, 2008.  During the first six months of 2009, the Company had charge-offs of $1.3 million, recoveries of $2,000 and recorded a $2.2 million provision for loan losses compared to charge-offs of $1.0 million, recoveries of $5,000 and a provision for loan losses of $2.1 million for the first six months of 2008.  The larger provision for loan losses in 2009 was driven primarily by the level of charge-offs and management’s efforts to identify potential losses inherent in the portfolio.  The Bank’s increased identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s and peer banks’ experiences as well as industry and economic trends.  Impaired loans were $16.1 million as of June 30, 2009; of this amount, $132,000 was specifically allocated to the allowance for loan losses which is deemed appropriate to absorb probable losses.

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

24.

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

Bank regulators have issued “Joint Guidance on Concentrations in Commercial Real Estate Lending.”  This document outlines regulators’ concerns regarding the high level of growth in commercial real estate loans on banks’ balance sheets.  Many banks, especially those in Florida, have seen a substantial increase in exposure to commercial real estate loans.  The Company has and will continue to pursue fundamentally sound owner occupied commercial real estate lending opportunities that fit within its lending parameters.  The ongoing growth and concentration in this category is considered when analyzing the adequacy of the loan loss allowance based on sound, reliable and well documented information.

Based on the results of the analysis performed by management at June 30, 2009, the allowance for loan loss is considered to be appropriate to absorb estimated loan losses in the portfolio as of that date.  As more fully discussed in the “Critical Accounting Policies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates.  Actual results could differ significantly from these estimates.

The amount of future charge-offs and provisions for loan losses could be affected by, among other things, economic conditions in Jacksonville, Florida, and the surrounding communities.  Such conditions could affect the financial strength of the Company’s borrowers and the value of real estate collateral securing the Company’s mortgage loans.  Loans secured by real estate represent approximately 93% of the Company’s total loans outstanding at June 30, 2009.  Economic conditions in Jacksonville have deteriorated over the last several quarters, resulting in a softening of real estate values.  Residential real estate values have experienced greater volatility and have declined in most areas.  Conditions and values could deteriorate further in the future, and such deterioration could be substantial.  If this were to occur, some of the Company’s borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure.  The Company is unable to determine at this time the effect of such an occurrence on the Company’s financial condition and results of operations; however, management believes that the Company should not be any more affected than the overall market.

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

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $370,000 for the six months ended June 30, 2009, compared to $512,000 for the comparable 2008 period.  This decline was principally the result of recognizing a $132,000 write-off in the stock of Silverton Bank, N.A. due to its May 2009 failure and a $38,000 reduction in the earnings on the BOLI policy.  This was offset by a loan referral fee in the amount of $52,000.

25.

Noninterest expense was $5.0 million for the six months ended June 30, 2009, compared to $5.1 million for the same period in 2008.  Increases in data processing fees and regulatory assessments were offset by a reduction in compensation expense, directors’ fees and professional fees for the six months ended June 30, 2009.

The income tax benefit for the six months ended June 30, 2009 was $329,000, compared to an income tax benefit of $289,000 for the six months ended June 30, 2008.  The tax benefit is the result of the benefits derived from tax-free municipal bonds and tax-free income earned on the bank-owned life insurance policies, resulting in a greater percentage of loss being taxed at the statutory rates.

Comparison of Operating Results for the Three Months Ended June 30, 2009 and 2008

Net income for the second quarter of 2009 was a loss of $396,000, or $.23 per diluted share, as compared to a net loss of $840,000, or $.48 per diluted share, earned for the same quarter last year.  During the second quarter of 2009, the Company recorded a $1.3 million provision for loan loss compared to $1.7 million provision for the second quarter of 2008.  The Company recorded $492,000 for regulatory assessments in the second quarter of 2009 compared to $84,000 in the second quarter of 2008, which included the FDIC special assessment on institutions to rebuild the Deposit Insurance Fund in the amount of $216,000.   The increases were offset by a decrease in advertising and business development, professional fees and directors’ fees.

Net interest income remained flat at $3.0 million for the second quarter of 2009 and 2008.  Interest income for the quarter declined $584,000 when compared to the prior year as a result of the ongoing reduction in short-term rates by the Federal Reserve offset by average earning asset growth of $19.1 million.  Interest expense declined by $726,000 as a result of the reduction in short-term rates and utilizing less expensive wholesale funding to support the Company’s earning asset growth offset by a transition from core deposits into more expensive time deposits.  The net interest margin improved to 2.97% for the quarter, compared to 2.93% for the comparable period in 2008 and 2.87% for the quarter ended March 31, 2009.

Capital

The Company’s capital management policy is designed to build and maintain capital levels that meet regulatory standards.  Under current regulatory capital standards, banks are classified as well-capitalized, adequately-capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%.  The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 10.69%, 9.43% and 8.51%, respectively, at June 30, 2009.  The Company also maintains capital levels that meet the same regulatory standards.  If the capital ratios of Bancorp and the Bank were to fall below levels required under regulatory standards, it is their policy to increase capital in an amount sufficient to meet regulatory requirements within 30 days.

The Company has included in Tier 1 Capital and Total Capital the trust preferred securities that were issued in June 2004, December 2006 and June 2008.

Cash Flows and Liquidity

Cash Flows. The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances, Federal Reserve Bank borrowings and federal funds purchased.  The Company uses cash from these and other sources to fund loan growth.  Any remaining cash is used primarily to reduce borrowings and to purchase investment securities.  During the first six months of 2009, the Company’s cash and cash equivalent position decreased by $803,000.  The decrease in cash mainly resulted from a decrease in deposit accounts of approximately $23.7 million from $345.5 million at December 31, 2008 to $321.9 million at June 30, 2009, and net loan originations of $12.7 million, offsetting proceeds from available-for-sale securities of $9.0 million and increases in overnight and fixed rate advances from the FHLB and FRB in the amount of $27.2 million.

26.

Liquidity.  The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows.  The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; its overnight position with federal funds sold; and Federal Reserve borrowing.  At June 30, 2009, the Company had $22.8 million in available-for-sale securities not subject to pledge agreements.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks.  The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market and brokered certificates of deposit.  The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the FHLB, Federal Reserve Discount Window and other commercial banks.  These lines, in the aggregate amount of approximately $112.4 million, do not represent legal commitments to extend credit.

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

27.

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

28.

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

29.

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
On April 28, 2009, Bancorp held an Annual Meeting of Shareholders of its common stock to vote on the election of two persons to its Board of Directors.

Both of the directors up for election at the Annual Meeting were elected to serve a term of office of three years, expiring at the Annual Meeting in the year 2012.  The following table sets forth the votes for, votes against and votes withheld with respect to the election of the directors:

Director Nominee	Votes For	Votes Against	Votes Withheld
James M. Healey	1,493,251	13,723	32,500
John C. Kowkabany	1,522,687	16,286	500

Messrs. Mills, Pomar, Roller, Rose, Schultz, Schwenck, Spencer and Winfield continued their term of office as directors after the 2009 Annual Meeting.

Item 5.	Other Information
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

30.

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

Exhibit No. 3.2:  Amended and Restated Bylaws of the Company, as amended to date(2)

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

31.

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

32.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Date: August 10, 2009	/s/ Gilbert J. Pomar, III
Gilbert J. Pomar, III
President and Chief Executive Officer

Date: August 10, 2009	/s/ Valerie A. Kendall
Valerie A. Kendall
Executive Vice President
and Chief Financial Officer

33.

JACKSONVILLE BANCORP, INC.

EXHIBIT INDEX

Exhibit No. 3.1:  Articles of Incorporation of the Company(1)

Exhibit No. 3.2:  Amended and Restated Bylaws of the Company, as amended to date(2)

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

34.