Form 10-Q
period 2009-09-30
JACKSONVILLE BANCORP INC /FL/
filed 2009-11-09
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2009

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
Yes            ☐           No            ☐

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
Yes            ☐           No           ☒

As of November 5, 2009, the latest practicable date, 1,749,526 of the Registrant’s common shares, $.01 par value, were issued and outstanding.

JACKSONVILLE BANCORP, INC.

TABLE OF CONTENTS

2.

JACKSONVILLE BANCORP, INC.
PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$5,496	$8,665
Federal funds sold	-	1,483
Total cash and cash equivalents	5,496	10,148
Securities available-for-sale	23,795	29,684
Securities held-to-maturity	50	50
Loans, net of allowance for loan losses
of $6,455 at 2009 and $4,705 at 2008	389,082	374,993
Premises and equipment, net	3,612	3,940
Bank-owned life insurance (BOLI)	8,871	8,773
Federal Home Loan Bank (FHLB) stock	2,957	1,705
Real estate owned, net	1,245	89
Deferred income taxes	2,043	1,502
Accrued interest receivable	1,946	2,027
Other assets	846	1,088

Total assets	$439,943	$433,999

LIABILITIES
Deposits
Noninterest bearing	$43,641	$40,851
Money market, NOW and savings deposits	92,098	87,751
Time deposits	185,864	216,942
Total deposits	321,603	345,544
Federal funds purchased	43	-
Federal Reserve borrowing	26,500	26,000
FHLB advances	48,350	20,000
Subordinated debt	14,550	14,550
Accrued expenses and other liabilities	1,937	1,060
Total liabilities	412,983	407,154

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 8,000,000 shares authorized,
1,749,526 and 1,748,799 shares issued	17	17
Additional paid–in capital	18,620	18,568
Retained earnings	8,033	8,213
Treasury stock, 672 and 200 shares	(8)	(2)
Accumulated other comprehensive income	298	49
Total shareholders’ equity	26,960	26,845

Total liabilities and shareholders’ equity	$439,943	$433,999

See accompanying notes to unaudited consolidated financial statements.

3.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$5,853	$6,096	$16,595		$18,331
Taxable securities	137	263	517		790
Tax-exempt securities	104	103	311		310
Federal funds sold and other	(13)	(5)	(36)		28
Total interest income	6,081	6,457	17,387		19,459

Interest expense
Deposits	$1,750	$2,778	$6,177		$8,560
Federal Reserve borrowing	38	—	100		—
FHLB advances	281	405	761		1,237
Subordinated debt	196	223	539		456
Other	1	3	1		6
Total interest expense	2,266	3,409	7,578		10,259

Net interest income	3,815	3,048	9,809		9,200
Provision for loan losses	1,070	665	3,315		2,783

Net interest income after provision for loan losses	2,745	2,383	6,494		6,417

Noninterest income
Service charges on deposit accounts	148	170	455		496
Non-marketable equity security	—	—	(132)		—
Other income	93	130	288		316
Total noninterest income	241	300	611		812

Noninterest expense
Salaries and employee benefits	1,124	1,141	3,351		3,428
Occupancy and equipment	487	449	1,371		1,338
Regulatory assessment	205	142	811		301
Merger related costs	—	—	—		430
Data processing	241	197	681		595
Other	471	410	1,267		1,385
Total noninterest expense	2,528	2,339	7,481		7,477

Income (loss) before income taxes	458	344	(376)		(248)
Income tax expense (benefit)	133	77	(196)		(212)
Net income (loss)	$325	$267	$(180)	$	(36)

Weighted average:
Common shares	1,748,586	1,748,567	1,748,482		1,748,183
Dilutive stock options and warrants	488	28,725	—		—
Dilutive shares	1,749,074	1,777,292	1,748,482		1,748,183

Basic earnings (loss) per common share	$.19	$.15	$(.10)		$(.02)
Diluted earnings (loss) per common share	$.19	$.15	$(.10)		$(.02)

See accompanying notes to unaudited consolidated financial statements.

4.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional			Accumulated Other
	Outstanding		Paid-In	Retained	Treasury Stock	Comprehensive
	Shares	Amount	Capital	Earnings	Amount	Income (loss)	Total
Balance at January 1, 2008	1,746,331	$17	$18,459	$8,186	$(40)	$7	$26,629

Comprehensive loss:
Net loss				(36)			(36)
Change in unrealized gain (loss)
on securities available-for-
sale, net of tax effects						(253)	(253)
Total comprehensive loss							(289)

Purchase of treasury stock	(3,018)				(62)		(62)

Issuance of treasury stock	4,500		(7)	(5)	100		88

Common stock issued	618						—

Share-based compensation expense			82				82

Exercise of common stock options,
including tax benefits	200		3				3

Balance at September 30, 2008	1,748,631	$17	$18,537	$8,145	$(2)	$(246)	$26,451

Balance at January 1, 2009	1,748,599	$17	$18,568	$8,213	$(2)	$49	$26,845

Comprehensive income:
Net loss				(180)			(180)
Change in unrealized gain
(loss) on securities available-
for-sale, net of tax effects						424	424
Net unrealized loss on cash
flow hedge, net of tax
effects						(175)	(175)
Total comprehensive income							69

Purchase of treasury stock	(3,025)				(33)		(33)

Issuance of treasury stock	2,553		—		27		27

Common stock issued	727						—

Share-based compensation expense			52				52

Balance at September 30, 2009	1,748,854	$17	$18,620	$8,033	$(8)	$298	$26,960

See accompanying notes to unaudited consolidated financial statements.

5.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net income (loss)	$(180)	$(36)
Adjustments to reconcile net income (loss) to net cash from
operating activities:
Depreciation and amortization	386	387
Net amortization of deferred loan fees	87	54
Provision for loan losses	3,315	2,783
Premium amortization, net of accretion	(54)	(18)
Net loss on sale of real estate owned	22	—
Loss on write-down of real estate owned	30	—
Earnings on Bank-owned life insurance	(98)	(186)
Share-based compensation	79	170
Loss on disposal of assets	10	38
Loss on non-marketable equity investment	132	—
Deferred income tax	(691)	(564)
Net change in accrued interest receivable and other assets	188	(113)
Net change in accrued expenses and other liabilities	596	(555)
Net cash from operating activities	3,822	1,960

Cash flows from investing activities
Purchases of securities available-for-sale	(3,076)	(5,107)
Proceeds from maturities, calls and paydown	9,699	5,521
of securities available-for-sale
Loan (originations) payments, net	(22,374)	(40,005)
Investment in Bank-owned life insurance	—	(3,500)
Proceeds from sale of real estate owned	3,675	—
Additions to premises and equipment, net	(65)	(89)
Net change in Federal Home Loan Bank stock	(1,252)	1,047
Net cash from (used for) investing activities	(13,393)	(42,133)

Cash flows from financing activities
Net change in deposits	(23,941)	61,923
Net change in Fed funds purchased	43	—
Proceeds from Federal Reserve borrowing	500	—
Net change in overnight FHLB advances	23,350	(8,530)
Proceeds from long-term FHLB advances	5,000	—
Repayment of long-term FHLB advances	—	(19,000)
Proceeds from issuance of subordinated debt	—	7,550
Proceeds from exercise of stock options	—	3
Purchase of treasury stock	(33)	(62)
Net cash from financing activities	4,919	41,884

Net change in cash and cash equivalents	(4,652)	1,711
Cash and cash equivalents at beginning of period	10,148	6,035
Cash and cash equivalents at end of period	$5,496	$7,746

See accompanying notes to unaudited consolidated financial statements.

6.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$7,895	$10,338
Income taxes	20	795

Supplemental schedule of noncash investing activities
Transfers from loans to real estate owned	$4,883	$89

See accompanying notes to unaudited consolidated financial statements.

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

The consolidated financial information included herein as of and for the periods ended September 30, 2009 and 2008 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2008 consolidated balance sheet was derived from the Company's December 31, 2008 audited consolidated financial statements.

Subsequent events that occurred after the balance sheet date, but before the financial statements are issued, were evaluated for reporting and disclosure in these financial statements through November 9, 2009, which is the date that these financial statements were issued.

Adoption of New Accounting Standards

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 168 FASB Accounting Standards Codification (“ASC”) and the Hierarchy of Generally Accepted Accounting Principle.  This statement eliminated the GAAP hierarchy and the ASC became the only level of authoritative GAAP.  Conversion to the ASC did not affect our accounting policies.  Reference to specific accounting standards has been replaced with reference to the ASC.  Changes to the ASC after June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

In August 2009, the FASB issued ASU No. 2009-05 Fair Value Measurement and Disclosure (Topic 820) Measuring Liabilities at Fair Value. This ASU provides guidance when estimating the fair value of a liability.  When a quoted price in an active market for the identical liability is not available, fair value should be measured using (a) the quoted price of an identical liability when traded as an asset; (b) quoted prices for similar liabilities or similar liabilities when traded as assets; or (c) another valuation technique consistent with the principles of Topic 820.  ASU No. 2009-05 was effective October 1, 2009 and the adoption of this ASU will not have an impact on the Company’s results of operations or financial position.

8.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Cont.)

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2 (FASB ASC Topic 320-10-65), Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP amends existing guidance for determining whether impairment is other-than-temporary for debt securities and requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis.  If either criteria is met, the entire difference between amortized cost and fair value is recognized in earnings.  For securities that do not meet the above criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income.  Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairment for debt and equity securities.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP on April 1, 2009 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, FASB issued Staff Position (FSP) No. 157-4 (FASB ASC Topic 820-10-65), Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly.  This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  This FSP provides factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity.  In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value.  This FSP also requires increased disclosures.  This FSP was effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the Company’s results of operations or financial position.

In April 2009, FASB issued Staff Position (FSP) No. 107-1 and APB 28-1 (FASB ASC Topic 825-10-65), Interim Disclosures about Fair Value of Financial Instruments.  This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods that were previously only required in annual financial statements.  This FSP was effective for interim reporting periods ending after June 15, 2009.  The adoption of this FSP at June 30, 2009 did not have a material impact on the Company’s results of operations or financial position as it only required disclosures which are included in Note 7.

9.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 2 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
September 30, 2009
Available-for sale
U.S. government-sponsored
entities and agencies	$3,234	$36	$(4)	$3,266
State and political subdivisions	10,883	390	(3)	11,270
Mortgage-backed securities –
residential	8,514	328	-	8,842
Collateralized mortgage
obligations - residential	405	12	-	417

Total available-for-sale
securities	$23,036	$766	$(7)	$23,795

Total held-to-maturity securities	$50	$—	$—	$50

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
December 31, 2008
Available-for sale
U.S. government-sponsored
entities and agencies	$8,204	$91	$(11)	$8,284
State and political subdivisions	10,918	122	(262)	10,778
Mortgage-backed securities –
residential	9,829	197	(59)	9,967
Collateralized mortgage
obligations - residential	654	2	(1)	655

Total available-for-sale
securities	$29,605	$412	$(333)	$29,684

Total held-to-maturity securities	$50	$—	$—	$50

10.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 2 - INVESTMENT SECURITIES (Cont.)

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale
Within one year	$4,458	$4,489
One to five years	5,315	5,472
Five to ten years	4,344	4,575
Beyond ten years	-	-
Mortgage-backed	8,514	8,842
Collateralized Mortgage Obligations	405	417
Total	$23,036	$23,795

Held-to-maturity
Within one year	$50	$50

Total	$23,086	$23,845

The following table summarizes the investment securities with unrealized losses at September 30, 2009 and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)
September 30, 2009

Available-for-sale
U.S. government-
sponsored entities
and agencies	$746	$(4)	$-	$-	$746	$(4)
States and political	248	(2)	304	(1)	552	(3)
Mortgage-backed
securities – residential	-	-	-	-	-	-
Collateralized mortgage
obligations - residential	-	-	-	-	-	-

Total available-for-sale	$994	$(6)	$304	$(1)	$1,298	$(7)

Held-to-maturity
other securities	-	-	-	-	-	-

Total held-to-maturity	$-	$-	$-	$-	$-	$-

11.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 2 - INVESTMENT SECURITIES (Cont.)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)
December 31, 2008

Available-for-sale
U.S. government- sponsored entities and agencies	$739	$(11)	$-	$-	$739	$(11)
States and political	5,487	(262)	-	-	5,487	(262)
Mortgage-backed securities – residential	1,903	(58)	396	(1)	2,299	(59)
Collateralized mortgage obligations - residential	50	-	327	(1)	377	(1)

Total available-for-sale	$8,179	$(331)	$723	$(2)	$8,902	$(333)

Held-to-maturity other securities	-	-	-	-	-	-

Total held-to-maturity	$-	$-	$-	$-	$-	$-

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation.  The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model.  Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Subsequent Measurements of Debt and Equity Securities Topic of the ASC.  However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA, are evaluated using the model outlined in Subsequent Measurements in Beneficial Interest in Securitized Financial Assets Topic of the ASC.

In determining OTTI under the Subsequent Measurements of Debt and Equity Securities Topic model, management considers many factors, including:  (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic condition, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

The second segment of the portfolio uses the OTTI guidance that is specific to purchased beneficial interests that, on the purchase date, were rated below AA.  Under this model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows.  An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.  It is not the Bank’s policy to purchase securities rated below AA.

12.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 2 - INVESTMENT SECURITIES (Cont.)

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

As of September 30, 2009, the Company’s security portfolio consisted of $23,845 of available-for-sale and held-to-maturity securities, and $1,298 was in an unrealized loss position.  The majority of unrealized losses are related to the Company’s U.S. Agency, and State and political securities, as discussed below:

U.S. Agency Securities

All of the U.S. Agency securities held by the Company were issued by U.S. government-sponsored entities and agencies.  The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality.

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired at September 30, 2009.

State and Political Securities

All of the State and Political Securities (“Municipal Bonds”) held by the Company were issued by a city or other local government.  The Municipal Bonds are general obligations of the issuer and are secured by specified revenues.  The decline in fair value is primarily attributable to changes in interest rates and the ratings of the underlying insurers rather than the ability or willingness of the municipality to repay.

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired at September 30, 2009.

For the three-month period ended September 30, 2009, there were no credit losses recognized in earnings.

13.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 3 – LOAN PORTFOLIO COMPOSITION
The composition of the Bank’s loan portfolio at September 30, 2009 and December 31, 2008 is indicated below along with the change from December 31, 2008.
			% Increase (Decrease)
	Total Loans	Total Loans	from December 31, 2008
	September 30, 2009	December 31, 2008	to September 30, 2009
Real estate mortgage loans:
Commercial	$232,692	$224,677	3.6%
Residential	95,349	81,152	17.5%
Construction(1)	40,447	41,759	(3.1)%
Commercial loans	23,493	28,445	(17.4)%
Consumer loans	4,048	4,070	(.5)%
Subtotal	396,029	380,103	4.2%
Less: Net deferred loan fees	(492)	(405)	21.5%
Total	$395,537	$379,698	4.2%

(1)     Includes construction, land development and other land loans.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses for the nine months ended September 30, 2009 and 2008 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Beginning balance	$5,663	$4,214	$4,705	$3,116
Provisions for loan losses charged to expense	1,070	665	3,315	2,783
Loans charged off	(296)	(648)	(1,586)	(1,675)
Recoveries of loans previously charged off	18	106	21	113
Ending balance, September 30	$6,455	$4,337	$6,455	$4,337

Impaired loans were as follows:

	September 30,	December 31,
	2009	2008
Loans with no allocated allowance for loan losses	$2,714	$12,931

Loans with allocated allowance for loan losses	18,558	4,352

Total	$21,272	$17,283

Amount of the allowance for loan losses allocated	$715	$618

14.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 5 – SHORT-TERM BORROWING AND FEDERAL HOME LOAN BANK ADVANCES

At September 30, 2009 and December 31, 2008, advances from the Federal Home Loan Bank (FHLB) were as follows:
	2009	2008

Overnight advances maturing daily at a daily variable interest rate of .36% at September 30, 2009	$23,350	$—

Convertible advances maturing June 8, 2010 with a quarterly call option beginning June 9, 2008 at a fixed rate of 4.99%	5,000	5,000

Convertible advances maturing June 8, 2012 with a quarterly call option beginning September 10, 2007 at a fixed rate of 4.68%	5,000	5,000

Convertible advances maturing August 13, 2010 with a quarterly call option beginning August 13, 2008 at a fixed rate of 4.51%	5,000	5,000

Convertible advances maturing October 4, 2010 with a quarterly call option beginning October 6, 2008 at a fixed rate of 4.15%	5,000	5,000

Advances maturing May 29, 2012 at a fixed rate of 2.11%	5,000	—

	$48,350	$20,000

Each advance is payable at its maturity date, with a prepayment penalty for the fixed rate advances.  The advances are collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.

In 2008, the Company established a “Borrower in Custody” line of credit with the Federal Reserve Bank by pledging excess collateral.  The amount of this line at September 30, 2009 was $31,500, of which it had borrowed $26,500 on that date.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENT
On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure. Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company has agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating rate contract (90-day LIBOR plus 375 basis points).  This derivative instrument is recognized on the balance sheet in other liabilities at its fair value of $281 on September 30, 2009.

Credit risk may result from inability of the counterparties to meet the terms of their contracts.  The Company’s exposure is limited to the replacement value of the contracts rather than the notional amount.

15.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 7 – CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies.  The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios for the Company at September 30, 2009 and December 31, 2008:
	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2009
Total capital to risk weighted assets
Consolidated	$46,105	11.83%	$31,187	8.00%	N/A	N/A
Bank	42,047	10.79%	31,171	8.00%	$38,964	10.00%

Tier 1 (Core) capital to risk weighted assets
Consolidated	35,551	9.12%	15,593	4.00%	N/A	N/A
Bank	37,157	9.54%	15,586	4.00%	23,378	6.00%

Tier 1 (Core) capital to average assets
Consolidated	35,551	8.12%	17,517	4.00%	N/A	N/A
Bank	37,157	8.48%	17,524	4.00%	21,904	5.00%

December 31, 2008
Total capital to risk weighted assets
Consolidated	$46,051	11.93%	$30,874	8.00%	N/A	N/A
Bank	40,719	10.58%	30,795	8.00%	$38,494	10.00%

Tier 1 (Core) capital to risk weighted assets
Consolidated	35,638	9.23%	15,437	4.00%	N/A	N/A
Bank	36,014	9.36%	15,397	4.00%	23,096	6.00%

Tier 1 (Core) capital to average assets
Consolidated	35,638	8.26%	17,264	4.00%	N/A	N/A
Bank	36,014	8.36%	17,228	4.00%	21,535	5.00%

16.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 8 – FAIR VALUE
Fair Value Measurements and Disclosure Topic of the ASC defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  This standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair values:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in market that are not active; or other inputs that are observable or can be corroborated by observable market data.

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

Other Real Estate Owned:  The fair value of other real estate owned is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Management may adjust the appraised value for estimated costs to sell.  Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

The following assets and liabilities are measured on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option:

17.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 8 – FAIR VALUE (Cont.)
		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
(Dollars in thousands)
September 30, 2009
Available-for-sale
U.S. government-sponsored entities and agencies	$3,266	—	$3,266	—
State and political subdivisions	11,270	—	11,270	—
Mortgage-backed securities - residential	8,842	—	8,842	—
Collateralized mortgage obligations – residential	417	—	417	—

(Dollars in thousands)
December 31, 2008
Available-for-sale
U.S. government-sponsored entities and agencies	$8,284	—	$8,284	—
State and political subdivisions	10,778	—	10,778	—
Mortgage-backed securities - residential	9,967	—	9,967	—
Collateralized mortgage obligations - residential	655	—	655	—

Liabilities:
September 30, 2009
Derivative liability	$281	—	$281	—

December 31, 2008
Derivative liability	$—	—	$—	—

18.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 8 – FAIR VALUE (Cont.)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
September 30, 2009
Impaired loans	$17,843	—	—	$17,843
Other real estate owned	1,245			1,245

December 31, 2008
Impaired loans	$3,734	—	—	$3,734
Other real estate owned	89			89

Impaired loans and other real estate owned, which are measured for impairment using discounted cash flows or the fair value of the collateral for collateral dependent loans, had a carrying amount of $18,558, with a valuation allowance of $715.  Other real estate owned, which are measured using the collateral values, had a carrying amount of $1,275, with a valuation allowance of $30.  Additional impaired loans, not measured using levels of inputs to measure fair value, had a carrying amount of $2,714.  Collateral dependent impaired loans and other real estate owned, valued under Level 3, were measured using current appraised values along with information on recent market transactions as well as management’s assumptions about the criteria that market participants would use in pricing the assets.

The carrying amount and estimated fair values of financial instruments, at September 30, 2009 and December 31, 2008 were as follows:
	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$5,496	$5,496	$10,148	$10,148
Securities available-for-sale	23,795	23,795	29,684	29,684
Securities held-to-maturity	50	50	50	50
Loans, net	389,082	392,272	374,993	374,454
Federal Home Loan Bank stock	2,957	n/a	1,705	n/a
Independent Bankers’ Bank Stock	153	n/a	285	n/a
Accrued interest receivable	1,946	1,946	2,027	2,027

Financial liabilities
Deposits	$321,603	$321,499	$345,544	$345,100
Federal funds purchased	43	43	—	—
Other borrowings	74,850	75,721	46,000	47,223
Subordinated debentures	14,550	6,360	14,550	10,613
Accrued interest payable	390	390	568	568
Interest rate swap	281	281	—	—

19.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 8 – FAIR VALUE (Cont.)

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

20.

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

21.

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

Our operations are influenced by the local economic conditions and by policies of financial institution regulatory authorities.  Fluctuations in interest rates, due to factors such as competing financial institutions as well as the Federal Reserve’s decisions on changes in interest rates, impact interest-earning assets and our cost of funds and, thus, our net interest margin.  In addition, the local economy and real estate market of Northeast Florida and the demand for our products and loans impacts our margin.  The local economy and viability of local businesses can also impact the ability of our customers to make payments on loans, thus impacting our loan portfolio.  The Company evaluates these factors when valuing its allowance for loan losses.  The Company also believes its underwriting procedures are relatively conservative and, as a result, the Company is not being any more affected than the overall market in the current economic downturn.

Introduction

In the following pages, management presents an analysis of the financial condition of the Company as of September 30, 2009 compared to December 31, 2008, and the results of operations for the nine and three months ended September 30, 2009 compared with the same periods in 2008.  This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Comparison of Financial Condition at September 30, 2009 and December 31, 2008

Total assets increased $5.9 million, or 1.4%, from $434.0 million at December 31, 2008 to $439.9 million at September 30, 2009.  During the nine months ended September 30, 2009, the Company experienced net loan growth of $14.1 million, or 3.8%.  The increase in net loans was driven by increases in residential real estate loans of $14.1 million, or 17.5%, and commercial real estate loans of $8.0 million, or 3.6%, offset by decreases in construction real estate loans of $1.3 million, or 3.1%, and commercial loans of $5.0 million, or 17.4%.

Investment securities available-for-sale decreased $5.9 million to $23.8 million at September 30, 2009.  During the nine months ended September 30, 2009, we purchased $2.0 million of U.S. government agency securities and a $1.1 million mortgage-backed security.  In addition, we received $9.7 million in proceeds from maturities, calls and principal repayments.

Total deposits decreased $23.9 million, or 6.9%, from $345.5 million at December 31, 2008 to $321.6 million at September 30, 2009.  During the nine months ended September 30, 2009, time deposits decreased $31.1 million to $185.9 million.  During the nine months ended September 30, 2009, money market, NOW and savings deposits increased $4.3 million to $92.1 million and noninterest bearing deposits increased $2.8 million to $43.6 million.

22.

Federal Home Loan Bank advances increased $28.4 million from $20.0 million at December 31, 2008 to $48.4 million at September 30, 2009.  Federal Reserve Bank borrowings increased $500,000 to $26.5 million at September 30, 2009.  These increases offset the decreases in time deposits discussed above and were the result of management’s desire to take advantage of the lowest possible cost of funding sources.

Total shareholders' equity increased by $115,000 from $26.8 million at December 31, 2008 to $27.0 million at September 30, 2009.  The increase is mainly attributable to a net loss of $180,000 and a $175,000 net unrealized loss on cash flow hedge derivative, offset by a change in unrealized gain on securities available-for-sale by $424,000 for the nine months ended September 30, 2009.  At September 30, 2009, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 1,749,526 shares were issued and 1,748,854 shares were outstanding.  In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at September 30, 2009.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and 2008

Net Income

There was a net loss for the first nine months of 2009 of $180,000, compared to a $36,000 net loss in the first nine months of 2008.  On a diluted per share basis, the net loss was $0.10 for the nine months ended September 30, 2009, compared to net loss of $0.02 per diluted share in 2008.  The net loss for the first nine months of 2009 was driven primarily by additional provisions for loan losses, an increase in the FDIC regulatory assessment and recording an impairment charge on a non-marketable equity security.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $9.8 million for the nine months ended September 30, 2009, compared to $9.2 million for the same period in 2008.  Interest income declined $2.1 million when compared to the first nine months of the prior year.  This was a result of the reduction in short-term rates by the Federal Reserve in 2008, offset by average earning asset growth of $15.7 million.

The Company experienced growth in its loan portfolio of 4.2% during the first nine months of 2009, compared to loan growth of 11.2% during the first nine months of 2008.  During 2009, the most significant increase of the loan portfolio was in residential and commercial real estate.

Many of the Bank’s loans are indexed to the prime rate.  The lower level of the prime rate in the first nine months of 2009 compared to the comparative period in 2008 is reflected in the lower average yield on the loan portfolio due to lower rates earned on variable rate loans and new loan production.  The average yield on interest-earning assets for the first nine months of 2009 was 5.58%, which was a decrease of 91 basis points, compared to the 6.49% yield earned during the first nine months of 2008.

The average cost of interest-bearing liabilities decreased 115 basis points from 3.94% in the first nine months of 2008 to 2.79% in the comparable period in 2009.  The average cost of interest-bearing deposits and all interest-bearing liabilities reflect, in part, the change in the funding mix for the first nine months of 2009 as compared to the same period in 2008.  Interest expense declined by $2.7 million as a result of the reduction in short-term rates offset by a transition from core deposits into more expensive time deposits.

The net interest margin increased by 8 basis points from 3.07% to 3.15% when comparing the first nine months of 2009 to the same period last year.  This increase is mainly the result of the Company taking advantage of the lowest funding sources available through utilization of established lines at the Federal Home Loan Bank and the Federal Reserve Bank as well as a lower level of nonperforming loans.  As of September 30, 2009, the Bank had nonperforming assets of $7.2 million compared to $7.8 million at September 30, 2008.  The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and has taken action to reduce costs through core deposit gathering initiatives focused on generating lower cost demand, money market and savings accounts.

23.

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and shareholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Nine Months Ended September 30,
	2009			2008
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$388,193	$16,595	5.72%	$367,001	$18,331	6.67%
Securities (2)	27,567	828	4.02	31,919	1,100	4.60
Other interest-earning assets (3)	635	(36)	(7.58)	1,775	28	2.11
Total interest-earning assets	416,395	17,387	5.58	400,695	19,459	6.49
Noninterest-earning assets (4)	16,328			16,321
Total assets	$432,723			$417,016
Interest-bearing liabilities:
Savings deposits	$12,833	$163	1.70	$14,687	$333	3.03
NOW deposits	8,083	15	.25	6,826	10	.20
Money market deposits	68,294	786	1.54	85,641	1,639	2.56
Time deposits	201,676	5,213	3.46	188,092	6,578	4.67
FHLB advances	31,209	761	3.26	42,531	1,237	3.89
Federal Reserve borrowing	26,664	100	.50	—	—	—
Subordinated debt	14,550	539	4.95	9,838	456	6.19
Other interest-bearing liabilities (5)	142	1	.94	272	6	2.95
Total interest-bearing liabilities	363,451	7,578	2.79	347,887	10,259	3.94
Noninterest-bearing liabilities	42,283			42,133
Shareholders' equity	26,989			26,996
Total liabilities and shareholders' equity	$432,723			$417,016
Net interest income		$9,809			$9,200
Interest rate spread (6)			2.79%			2.55%
Net interest margin (7)			3.15%			3.07%

(1)	Includes nonaccrual loans and deferred loan fees of $492.
(2)	Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.
(3)	Includes federal funds sold. The negative income is a result of the amortized expense on the Subordinated Debt.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes federal funds purchased.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.

24.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Nine Months Ended September 30,
	2009 Versus 2008 (1)
	Increase (decrease) due to changes in:
			Net
	Volume	Rate	Change
	(Dollars in thousands)
Interest income:
Loans	$1,015	$(2,751)	$(1,736)
Securities	(140)	(132)	(272)
Other interest-earning assets	(8)	(56)	(64)
Total interest income	867	(2,939)	(2,072)

Interest expense:
Savings deposits	(38)	(132)	(170)
NOW deposits	2	3	5
Money market deposits	(287)	(566)	(853)
Time deposits	448	(1,813)	(1,365)
FHLB advances	(296)	(180)	(476)
Federal Reserve borrowing	100	—	100
Subordinated debt	188	(105)	83
Other interest-bearing liabilities	(2)	(3)	(5)
Total interest expense	115	(2,796)	(2,681)

Decrease in net interest income	$752	$(143)	$609

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

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

25.

Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the Securities and Exchange Commission on March 20, 2009.

Asset Quality

The Company has identified certain assets as risk elements.  These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, troubled debt restructurings, and foreclosed real estate.  Loans are placed on nonaccrual status when management has concerns regarding its ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due.  These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value.  The Company’s risk elements at September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Nonaccruing loans	$5,950	$12,436
Loans past due over 90 days still on accrual	—	—
Total nonperforming loans	5,950	12,436
Foreclosed assets, net	1,245	89
Total nonperforming assets	7,195	12,525
Troubled debt restructuring	13,589	—
Total nonperforming assets and troubled debt restructuring	$20,784	$12,525

Allowance for loan losses	$6,455	$4,705

Nonperforming loans and foreclosed assets as a percent of total assets	1.64%	2.89%
Nonperforming loans as a percent of gross loans	1.50%	3.28%
Allowance for loan losses as a percent of nonperforming loans	108.49%	37.83%

Loans past due 30-89 days, still accruing	$4,849	$1,797
Assets classified as substandard and doubtful	$46,118	$28,860

Loans are impaired when it is considered probable that management will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms or realize the full carrying value of the loan.  At September 30, 2009, the Company had impaired loans of $21.3 million, compared to $17.3 million at December 31, 2008.  Of the $21.3 million, $6.0 million are nonperforming loans as reflected above.

While the Company experienced improvement in nonperforming assets during the quarter, it considers all risk elements, including early indicators of potential problem loans, when determining the appropriateness of the allowance for loan losses.  These early indicators include increases in loan delinquencies (30-89 days past due) and increases in internal classifications of loans deemed to be substandard and doubtful.

26.

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

During the first nine months of 2009, the Bank recorded $58,000 for Other Real Estate Owned expenses, which included a $30,000 write down for a property value decline.  This property has been in the Bank’s possession since September 2008.

The Company critically evaluates all requests for additional funding on classified loans to determine whether the borrower has the capacity and willingness to repay.  Any requests of this nature require concurrence by the Loan Committee of the Board of Directors.

Allowance and Provision for Loan Losses

The allowance for loan losses grew by $1.8 million during the first nine months of 2009, amounting to $6.5 million at September 30, 2009, as compared to $4.7 million at December 31, 2008.  The allowance represented approximately 1.63% of total loans at September 30, 2009 and 1.24% at December 31, 2008.  During the first nine months of 2009, the Company had charge-offs of $1.6 million, recoveries of $21,000 and recorded a $3.3 million provision for loan losses compared to charge-offs of $1.7 million, recoveries of $113,000 and a provision for loan losses of $2.8 million for the first nine months of 2008.  The larger provision for loan losses in 2009 was driven primarily by the level of charge offs and the expanded level of impaired loans identified during the year.  Additionally, the worsening economic conditions, coupled with the continued softness in the residential real estate market, growing softness in the commercial real estate market along with the Bank’s concentration in collateral dependent real estate loans, were considered when determining the appropriate level of loan loss reserves in the first nine months of 2009.

The Bank’s increased identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own experience as well as industry and economic trends.  Impaired loans were $21.3 million as of September 30, 2009; of this amount, $715,000 was specifically allocated to the allowance for loan losses which is deemed appropriate to absorb probable losses.

The allowance for loan losses is a valuation allowance for credit losses in the loan portfolio.  Management has adopted a methodology to properly analyze and determine an adequate loan loss allowance.  The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb all estimated incurred losses in the Company’s loan portfolio.  Due to their similarities, the Company has grouped the loan portfolio into three components.  The components are residential real estate loans, consumer loans and commercial loans.  The Company has created a loan classification system to properly calculate the allowance for loan losses.  Loans are evaluated for impairment.  If a loan is deemed to be impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral.

27.

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

Bank regulators have issued “Joint Guidance on Concentrations in Commercial Real Estate Lending.”  This document outlines regulators’ concerns regarding the high level of growth in commercial real estate loans on banks’ balance sheets.  Many banks, especially those in Florida, have seen a substantial increase in exposure to commercial real estate loans.  The concentration in this category is considered when analyzing the adequacy of the loan loss allowance based on sound, reliable and well documented information.

Based on the results of the analysis performed by management at September 30, 2009, the allowance for loan loss is considered to be appropriate to absorb estimated loan losses in the portfolio as of that date.  As more fully discussed in the “Critical Accounting Policies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates.  Actual results could differ significantly from these estimates.

The amount of future charge-offs and provisions for loan losses could be affected by, among other things, economic conditions in Jacksonville, Florida, and the surrounding communities.  Such conditions could affect the financial strength of the Company’s borrowers and the value of real estate collateral securing the Company’s mortgage loans.  Loans secured by real estate represent approximately 93% of the Company’s total loans outstanding at September 30, 2009.  Economic conditions in Jacksonville have deteriorated over the last several quarters, resulting in a softening of real estate values.  Conditions and values could deteriorate further in the future, and such deterioration could be substantial.  If this were to occur, some of the Company’s borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure.  The Company is unable to determine at this time the effect of such an occurrence on the Company’s financial condition and results of operations; however, management believes that the Company should not be any more affected than the overall market.

Future provisions and charge-offs could also be affected by environmental impairment of properties securing the Company’s mortgage loans.  Under the Company’s current policy, an environmental audit is required on the majority of all commercial-type properties that are considered for a mortgage loan.  At the present time, the Company is not aware of any existing loans in the portfolio where there is environmental pollution existing on the mortgaged properties that would materially affect the value of the portfolio.

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $611,000 for the nine months ended September 30, 2009, compared to $812,000 for the comparable 2008 period.  This decline was principally the result of recognizing a $132,000 write-off in the stock of Silverton Bank, N.A. due to its May 2009 failure and an $87,000 reduction in the earnings on the BOLI policy.  This was offset by a loan referral fee in the amount of $52,000.

Noninterest expense remained flat at $7.5 million for the nine months ended September 30, 2009, compared to the same period in 2008.  Increases in data processing fees and regulatory assessments were offset by a reduction in compensation expense, directors’ fees and professional fees for the nine months ended September 30, 2009.  During the same period in 2008, the Company recorded a one-time charge of $430,000 as a result of the termination of the agreement to acquire Heritage Bancshares, Inc.

28.

The income tax benefit for the nine months ended September 30, 2009 was $196,000, compared to an income tax benefit of $212,000 for the nine months ended September 30, 2008.  The tax benefit is the result of the benefits derived from tax-free municipal bonds and tax-free income earned on the bank-owned life insurance policies, resulting in a greater percentage of loss being taxed at the statutory rates.

Comparison of Operating Results for the Three Months Ended September 30, 2009 and 2008

Net income for the third quarter of 2009 was $325,000, or $.19 per diluted share, as compared to net income of $267,000, or $.15 per diluted share, earned for the same quarter last year.  During the third quarter of 2009, the Company recorded a $1.1 million provision for loan loss, compared to a $665,000 provision for the third quarter of 2008.  The Company recorded $205,000 for regulatory assessments in the third quarter of 2009, compared to $142,000 in the third quarter of 2008.  The increases were offset by a decrease in compensation, advertising and business development.

Net interest income was $3.8 million for the third quarter of 2009 compared to $3.0 million for the same period in 2008.  Interest income for the quarter declined $376,000 when compared to the prior year as a result of the ongoing reduction in short-term rates by the Federal Reserve offset by average earning asset growth of $9.0 million.  Interest expense declined by $1.1 million as a result of the reduction in short-term rates and utilizing less expensive wholesale funding to support the Company’s earning asset growth.  The net interest margin improved to 3.59% for the quarter, compared to 2.94% for the comparable period in 2008.

Capital

The Company’s capital management policy is designed to build and maintain capital levels that meet regulatory standards.  Under current regulatory capital standards, banks are classified as well-capitalized, adequately-capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%.  The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 10.79%, 9.54% and 8.48%, respectively, at September 30, 2009.  The Company also maintains capital levels that meet the same regulatory standards.  If the capital ratios of Bancorp and the Bank were to fall below levels required under regulatory standards, it is their policy to increase capital in an amount sufficient to meet regulatory requirements within 30 days.

The Company has included in Tier 1 Capital and Total Capital the trust preferred securities that were issued in June 2004, December 2006 and June 2008.

Cash Flows and Liquidity

Cash Flows. The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances, Federal Reserve Bank borrowings and federal funds purchased.  The Company uses cash from these and other sources to fund loan growth.  Any remaining cash is used primarily to reduce borrowings and to purchase investment securities.  During the first nine months of 2009, the Company’s cash and cash equivalent position decreased by $4.7 million.  The decrease in cash mainly resulted from a decrease in deposit accounts of approximately $23.9 million from $345.5 million at December 31, 2008 to $321.6 million at September 30, 2009, and net loan originations of $22.4 million, offsetting proceeds from available-for-sale securities of $9.7 million and increases in overnight long-term advances from the FHLB and FRB in the amount of $28.9 million.

29.

Liquidity.  The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows.  The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold.  At September 30, 2009, the Company had $23.8 million in available-for-sale securities not subject to pledge agreements.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks.  The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market and brokered certificates of deposit.  The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the FHLB, Federal Reserve Discount Window and other commercial banks.  These lines, in the aggregate amount of approximately $114.3 million, do not represent legal commitments to extend credit.

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

30.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon management’s evaluation of those controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q, the Chief Executive Officer and Chief Financial Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

31.

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

JACKSONVILLE BANCORP, INC.

Date: November 9, 2009	/s/ Gilbert J. Pomar, III
Gilbert J. Pomar, III
President and Chief Executive Officer

Date: November 9, 2009	/s/ Valerie A. Kendall
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