Form 10-K
period 2009-12-31
JACKSONVILLE BANCORP INC /FL/
filed 2010-03-19
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

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
Yes      ☐         No      ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based upon the per share closing sale price of $10.50 on June 30, 2009) was approximately $18,362,389.

There were 1,749,526 outstanding shares of common stock as of February 28, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Definitive Proxy Statement for the 2010 Annual Meeting of
Shareholders are incorporated by reference in Part III of this Annual Report.

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

Federal Deposit Insurance Corporation
The Jacksonville Bank is insured by the Federal Deposit Insurance Corporation (“FDIC”).  This Annual Report on Form 10-K also serves as the annual disclosure statement of the Bank pursuant to Part 350 of the FDIC’s rules and regulations.  This statement has not been reviewed or confirmed for accuracy or relevance by the FDIC.

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

ITEM 1.    BUSINESS
General
Bancorp was incorporated under the laws of the State of Florida on October 24, 1997 for the purpose of organizing the Bank.  Bancorp is a one-bank holding company owning 100% of the outstanding shares of the Bank. Bancorp’s only business is the ownership and operation of the Bank.  The Bank is a Florida state-chartered commercial bank, and its deposits are insured by the FDIC.  The Bank opened for business on May 28, 1999 and currently provides a variety of community banking services to businesses and individuals through its five offices in Jacksonville, Duval County, Florida.

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

Substantial consolidation of the Florida banking market has occurred since the early 1980’s.  We believe that the number of depository institutions headquartered and operating in Florida will continue to decline.  Our marketing programs focus on the advantages of local ownership and management, personal service and customer relationships.  Particular emphasis is placed on building personal face-to-face relationships.  Our management and business development teams have extensive experience with individuals and companies within our targeted market segments in the Jacksonville area.  Based on our experience, we believe that we have been and will continue to be effective in gaining market share.  The Bank has five full-service branches in Jacksonville, currently employing 64 bankers.  We are focused on small business, professionals and commercial real estate.  Over the past four years, Bancorp’s Board of Directors (also referred to herein as the “Board”) has granted every employee (excluding executive officers) of the Company restricted stock.

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

We are in competition with existing area financial institutions, including commercial banks and savings institutions, insurance companies, consumer finance companies, brokerage houses, mortgage banking companies, credit unions, and other business entities which target traditional banking markets.  We face increased competition due to the Gramm-Leach-Bliley Act (the “GLB Act”), discussed under Regulation and Supervision, which allows insurance firms, securities firms, and other non-traditional financial companies to provide traditional banking services.  We anticipate that significant competition will continue from existing financial services providers, as well as new entrants to the market.  There are 27 separate financial institutions located in Duval County, of which eight are considered community banks with their headquarters located in Duval County.

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

Lending Activities
Our Board has adopted certain policies and procedures to guide individual loan officers in carrying out lending functions. The Board has formed a Directors’ Loan Committee and appointed six directors to provide the following oversight:

•	ensure compliance with loan policy, procedures and guidelines as well as appropriate regulatory requirements;

•	approve secured loans above an aggregate amount of $500,000 and unsecured loans above an aggregate amount of $100,000 to any entity and/or related interests;

•	monitor overall loan quality through review of information relative to all new loans;

•	approve lending authority for individual officers;

•	monitor our loan review systems;

•	oversee strategies for workout of problem loan relationships;

•	review the adequacy of the loan loss reserve; and

•	approve any additional advances to any borrower whose loan or line of credit has been adversely classified Substandard.

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

Loan Portfolio Composition

The composition of the Bank’s loan portfolio at December 31, 2009 and 2008 is indicated below, along with the growth from December 31, 2008.

					% Increase
	Total Loans		Total Loans		(Decrease) from
	December 31,	% of Total	December 31,	% of Total	December 31,
(dollars in thousands)	2009	Loans	2008	Loans	2008 to 2009
Real estate mortgage loans:
Commercial	$233,570	59.7%	$224,677	59.1%	4.0%
Residential	97,147	24.8%	81,152	21.4%	19.7%
Construction and land	32,987	8.4%	41,759	11.0%	(21.0)%
Commercial loans	23,838	6.1%	28,445	7.4%	(16.2)%
Consumer loans	3,899	1.0%	4,070	1.1%	(4.2)%
TOTAL	$391,441	100.0%	$380,103	100.0%	3.0%

Our nonperforming loans as a percentage of gross loans decreased from 3.27% at December 31, 2008 to 2.24% at December 31, 2009.
Commercial Real Estate
Commercial real estate loans are typically segmented into three categories:  owner occupied commercial properties, properties used by non-profit organizations (i.e., churches and schools) and commercial properties leased to third parties for investment purposes.  Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Board.  Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors.

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

Construction and Land Loans
The Bank provides construction permanent loans to borrowers to finance the construction of owner occupied and lease properties.  These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and are also based on an acceptable percentage of the appraised value of the property securing the loan.  Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed.  The Bank carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced.  Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained.  Further, to assure that reliance is not placed solely on the value of the underlying property, the Bank considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information.  The Bank also makes loans on occasion for the purchase of land for future development by the borrower.  Land loans are extended for the future development for either commercial or residential use by the borrower.  The Bank carefully analyzes the intended use of the property and the viability thereof.

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

Employees
As of February 23, 2010, the Bank had 64 employees.  Except for certain officers of the Bank who also serve as officers of the Company, the Company does not have any employees.  Management believes Company relations with its employees have been good.

Data Processing
We currently have an agreement with FIS, formerly known as Metavante Corporation, to provide our core processing and support certain customer products and delivery systems.  We believe that FIS will continue to be able to provide state of the art data processing and customer service related processing at a competitive price to support our future growth.

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

In response to the directives issued under the FDICIA, the regulators have adopted regulations that, among other things, prescribe the capital thresholds for each of five established capital categories.  The following table reflects these capital thresholds:

	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Well capitalized (1)	10%	6%	5%
Adequately capitalized (1)	8%	4%	4	% (2)
Undercapitalized (3)	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	—	—	Less than 2%

(1)	An institution must meet all three minimums.
(2)	3% for CAMELS composite 1 rated institutions, subject to appropriate federal banking agency guidelines.
(3)	An institution falls into this category if it is below the adequately capitalized level for any of the three capital measures.

Under these capital categories, the Bank is classified as well capitalized.  At December 31, 2009, the Bank’s total risk-based capital and Tier 1 risk-based capital ratios were 11.08% and 9.83%, respectively.  The Tier 1 leverage ratio was 8.75% as of the same date.  In addition to maintaining all capital levels at or above well-capitalized levels, the Bank is committed to maintaining a Tier 1 leverage ratio above 8% at all times.

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

We rely on the profitability of the Bank to provide funding for our operations.  We cannot assure you that we will consistently operate profitably in the future.  While we project that the Bank will be profitable in the foreseeable future periods, we are unable to assure you that we will earn profits as projected, that we will be able to maintain profitability, or that the Bank will be able to consistently fund our ongoing operations.

We are not certain that our capital will be adequate to continue to support the current rate of growth.

Future capital requirements depend on many factors, including the ability to successfully attract new customers and provide additional services, the timing of opening new branch locations, our decision to acquire or merge with other banks or bank holding companies, and our profitability levels.  If adequate capital is not available, we will be subject to an increased level of regulatory supervision, we may not be able to expand our operations, and our business operating results and financial condition could be adversely affected.

We may require additional capital in the future, which could result in dilution of your ownership interest.

Any capital that is likely to be generated by our operations over the next several years is expected to be needed to continue expanding our operations.  Additionally, our board of directors may determine from time to time that, in order to support our strategic objectives, there is a need to obtain additional capital through the issuance of additional shares of our common stock or other securities.  These issuances would dilute the ownership interest of current shareholders in the Company, may dilute the per share book value of our common stock and would only require shareholder approval under certain circumstances.

Our business may face risks with respect to future expansion.

We may acquire other financial institutions or parts of financial institutions in the future and we may engage in additional de novo branch expansion.  Acquisitions and mergers involve a number of risks, including:
•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners, and negotiations and consummation of any such transactions;
•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;
•
the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;
•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;
•	entry into new markets where we lack experience;
•	the introduction of new products and services into our business;
•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse effects on our results of operations; and
•	the risk of loss of key employees and customers.

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

Our concentration in loans secured by real estate may increase our credit losses, which would negatively affect our financial results.

Due to the nature of our market, a significant portion of the portfolio has historically been secured with real estate.  As of December 31, 2009, approximately 68.1% of our $391.4 million loan portfolio was secured by commercial real estate.

The current downturn in the real estate market, the deterioration in the value of collateral, and the local and national economic recessions have adversely affected our clients’ ability to repay their loans.  If these conditions persist, or get worse, our clients’ ability to repay their loans will be further eroded.  In the event we are required to foreclose on a property securing one of our mortgage loans or otherwise pursue our remedies in order to protect our investment, we may be unable to recover funds in an amount equal to our projected return on our investment or in an amount sufficient to prevent a loss to us due to prevailing economic conditions, real estate values and other factors associated with the ownership of real property.  As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans, and consequently, we would sustain loan losses.

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

We rely on our ongoing operations to sustain profitability.  Our Bank branches and corporate headquarters are located in the Jacksonville area of Florida and can be impacted by climate changes.  The State of Florida has been vulnerable to physical effects on our business such as tropical storms, hurricanes and tornadoes.  Although we have a disaster recovery plan in place, we cannot ensure that severe weather conditions affecting the State of Florida will not have a material adverse effect on our financial condition, results of operations, or cash flows.

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

We are subject to extensive state and federal government supervision and regulations that impose substantial limitations with respect to loans, purchases of securities, payment of dividends, and many other aspects of the banking business.  Regulators include the Board of Governors of the Federal Reserve System, the FDIC, and the Florida Department of Banking and Finance (the "Florida DBF").  Applicable laws, regulations, interpretations, assessments and enforcement policies have been subject to significant and sometimes retroactively applied changes and may be subject to significant future changes.  Regulatory agencies are funded, in part, by assessments imposed upon banks.  The FDIC Board of Directors has approved a new system for risk-based assessments effective January 1, 2007 which resulted in additional cost to the Bank in support of a designated reserve ratio.  Additional assessments could occur in the future which could impact our financial condition.  Many of these regulations are intended to protect depositors, the public, and the FDIC, not shareholders.  Future legislation or government policy could adversely affect the banking industry, our operations, or our shareholders.  The burden imposed by federal and state regulations may place banks, in general, and us, specifically, at a competitive disadvantage compared to less regulated competitors.  Federal economic and monetary policy may affect our ability to attract deposits, make loans, and achieve satisfactory operating results.

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

Bancorp is a bank holding company and is dependent upon dividends from the Bank for funds to pay expenses and any cash dividends to shareholders.  The Bank is subject to regulatory limitations regarding the payment of dividends.  Therefore, the Bank may not be able to provide Bancorp with adequate funds to conduct Bancorp’s ongoing operations.

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

Our per customer lending limit is approximately $9.6 million, subject to further reduction based on regulatory criteria relevant to any particular loan.  Accordingly, the size of loans which we can offer to potential customers is less than the size that many of our competitors with larger lending limits are able to offer.  This limit has affected and will continue to affect our ability to seek relationships with larger businesses in the market.  We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks.  However, we may not be successful in attracting or maintaining customers seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

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

Bancorp and the Bank are primarily dependent upon the services of Gilbert J. Pomar, III, Chief Executive Officer and President; Valerie A. Kendall, Executive Vice President and Chief Financial Officer; and Scott M. Hall, Executive Vice President and Chief Lending Officer.  If the services of these individuals were to become unavailable for any reason, or if we were unable to hire highly qualified and experienced personnel to replace them, our operating results could be adversely affected.  The Bank has an employment agreement with each of these three employees.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is thinly traded and, therefore, you may have difficulty selling shares.

Our common stock is traded on the NASDAQ Global Market; however, we are unable to provide assurance that an active market will exist in the future or that shares can be liquidated without delay.  The average daily trading volume in Bancorp common stock was 1,205 shares in 2009.

Bancorp does not anticipate paying dividends for the foreseeable future.

Bancorp does not anticipate that dividends will be paid on its common stock for the foreseeable future.  It is the policy of Bancorp’s Board to reinvest earnings for such period of time as is necessary to ensure our successful operations.  There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on our earnings, capital and regulatory requirements, financial conditions and other factors considered relevant by Bancorp’s Board.  Bancorp is largely dependent upon dividends paid by the Bank to provide funds to pay cash dividends if and when the Board may declare such dividends.  No assurance can be given that future earnings will be sufficient to satisfy regulatory requirements and permit the legal payment of dividends to shareholders at any time in the future.  Even if Bancorp could legally declare dividends, the amount and timing of such dividends would be at the discretion of its Board.

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

Sections 607.0901 through 607.0908 of the Florida Business Corporation Act (the "FBCA") provide for supermajority voting and impose other requirements on certain business combinations with interested shareholders and limit voting rights of certain acquirers of control shares.  Federal law requires the approval of the Federal Reserve Board before acquisition or "control" of a bank holding company.  Bancorp’s articles of incorporation provide that the FBCA's control shares statute applies to acquisitions of our shares unless the acquirer has acquired the shares (1) for others in good faith and not to circumvent the control shares statute and requires instruction from others to vote the shares, or (2) through a distribution conducted by Bancorp in a private or public offering or under a warrant, option or employee benefit plan, under the laws of descent and distribution, from a donee of a lifetime gift, through a transfer between immediate family members or through satisfaction of a pledge or security interest.

Bancorp’s articles of incorporation also (1) provide for a board of directors that is divided into three classes of directors; (2) require the shareholders to take action at a duly called meeting and not by written consent; (3) limit the Board's ability to increase the number of directors; (4) require the affirmative vote of holders of two-thirds of Bancorp’s voting stock for certain affiliated transactions such as mergers, consolidations, sales, leases, pledges, transfers, dissolutions, reclassifications with or loans to shareholders owning more than 10% of our shares or their affiliates unless the transaction is approved by the disinterested directors and certain other conditions are met; (5) require the Board to consider a variety of factors when evaluating any proposal involving a potential tender or exchange offer, merger, sale or business combination, including the social and economic impact of such a proposal on customers, employees, and the communities in which Bancorp operates or is located, and on Bancorp’s ability to fulfill its corporate objectives and perform under applicable statutes and regulations; and (6) require the affirmative vote of holders of at least 66% of the voting stock to change any provisions of the articles of incorporation relating to the right of shareholders to act by consent, the classification of the board, affiliated transactions or control share  acquisitions.  These provisions may have the effect of delaying or preventing a change in control.  As a result, these provisions could adversely affect the price of Bancorp’s common stock by reducing the gain which could potentially be realized by a shareholder in a change of control.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES

Property Location in Jacksonville	Year Location Established	Approximate Square Footage	Owned / Leased
Headquarters (1)
100 North Laura Street	2004	14,815	Leased

Branch Office
10325 San Jose Boulevard	1998	3,567	Owned

Branch Office
12740-200 Atlantic Boulevard	2000	3,080	Owned

Branch Office (2)
4343 Roosevelt Boulevard	2005	3,127	Leased

Branch Office (3)
7880 Gate Parkway	2006	9,372	Leased

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on NASDAQ under the symbol JAXB. The following table shows the high and low sale prices of our common stock for each quarter of 2008 and 2009.

Year	Quarter	High	Low
2008	First	$27.54	$18.50
	Second	$24.50	$15.75
	Third	$16.07	$11.60
	Fourth	$13.00	$10.92
2009	First	$11.99	$6.99
	Second	$11.17	$7.51
	Third	$11.00	$10.41
	Fourth	$10.93	$7.92

As of February 28, 2010, Bancorp had 1,749,526 outstanding shares of common stock, par value $.01 per share, held by approximately 155 registered shareholders of record.

It is the policy of Bancorp’s board of directors to reinvest earnings for such period of time as is necessary to ensure its successful operations.  There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on Bancorp’s earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by Bancorp’s board of directors.  For more information regarding Bancorp’s ability to pay dividends and restrictions thereon, please refer to the section captioned “Regulation and Supervision” under Item 1 of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Equity Compensation Plans Information

The following table sets forth information about the Jacksonville Bancorp, Inc. Stock Option Plan, as amended, and the 2008 Amendment and Restatement of the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan, as of December 31, 2009:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	162,500	$14.45	—
Equity compensation plans not approved by security holders	—	—	—
Total	162,500	$14.45	—

COMPANY PURCHASES OF EQUITY SECURITIES

Following approval by the shareholders at the 2003 Annual Meeting, Bancorp established the Directors’ Stock Purchase Plan for nonemployee directors.  Under this plan, directors may elect to receive shares of Bancorp’s common stock as an alternative to the equivalent of cash for directors’ fees.  All transactions executed under the Directors’ Stock Purchase Plan were open-market purchases and were accounted for as treasury stock on the date of purchase.  The Company repurchased an aggregate of 661 shares of its common stock during the last quarter for issuance under this Plan.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs
October 1 – October 31, 2009	378	$10.32	—	—
November 1 – November 30, 2009	—	—	—	—
December 1 – December 31, 2009	283	$9.90	—	—
Total	661	—	—	—

ITEM 6.  SELECTED FINANCIAL DATA
The selected consolidated financial data presented below as of and for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 have been derived from our Consolidated Financial Statements.  The ratios and other data are unaudited and have been derived from our records.  The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Annual Report on Form 10-K.

At or for the Year Ended December 31,
(Dollars in thousands, except per share figures)

Financial Condition Data:	2009	2008	2007	2006	2005
Cash and cash equivalents	$5,647	$10,148	$6,035	$4,478	$4,767
Securities, available for sale and held to maturity	22,171	29,734	29,777	26,109	24,261
Loans, net	384,133	374,993	339,265	281,006	232,031
All other assets	26,860	19,124	16,885	13,982	11,985

Total assets	$438,811	$433,999	$391,962	$325,575	$273,044

Deposit accounts	370,635	345,544	288,893	282,626	234,211
Other borrowings	39,777	60,550	74,830	18,832	17,650
All other liabilities	1,131	1,060	1,610	979	1,337
Shareholders' equity	27,268	26,845	26,629	23,138	19,846

Total liabilities and shareholders' equity	$438,811	$433,999	$391,962	$325,575	$273,044

Operations Data:	2009	2008	2007	2006	2005
Total interest income	$23,204	$25,563	$26,808	$22,017	$15,748
Total interest expense	9,729	13,560	14,419	10,945	6,529

Net interest income	13,475	12,003	12,389	11,072	9,219
Provision for loan losses	4,361	3,570	542	546	481

Net interest income after provision for loan losses	9,114	8,433	11,847	10,526	8,738

Noninterest income	841	1,178	1,184	1,047	964
Noninterest expenses	9,983	9,805	8,485	7,573	6,287

Income before income taxes	(28)	(194)	4,546	4,000	3,415
Income taxes	(104)	(229)	1,588	1,477	1,242

Net income	$76	$35	$2,958	$2,523	$2,173

Per Share Data:
Basic earnings per share	$.04	$.02	$1.70	$1.46	$1.27
Diluted earnings per share	.04	.02	1.63	1.39	1.21
Dividends declared per share	—	—	—	—	—
Total shares outstanding at end of year	1,749,243	1,748,599	1,746,331	1,741,688	1,714,716

Ratios and Other Data:
Book value per share at end of year	$15.59	$15.35	$15.25	$13.28	$11.57
Return on average assets	0.02%	0.01%	0.82%	0.83%	0.88%
Return on average equity	0.28%	0.13%	12.08%	11.92%	11.69%
Average equity to average assets	6.22%	6.40%	6.76%	6.95%	7.49%
Interest rate spread during the period	2.89%	2.46%	2.90%	3.15%	3.27%
Net yield on average interest-earning assets	3.23%	2.97%	3.56%	3.81%	3.88%
Noninterest expenses to average assets	2.30%	2.33%	2.34%	2.49%	2.53%
Average interest-earning assets to average interest-bearing liabilities	1.15%	1.15%	1.16%	1.17%	1.22%
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year	2.91%	2.89%	0.18%	0.26%	0.28%
Allowance for loan losses as a percentage of total loans at end of year	1.75%	1.24%	0.91%	0.92%	0.94%
Total number of banking offices[1]	5	5	5	5	3

(1) Amount represents banking offices operating at December 31 of each year.  The Bank currently has five operating offices.

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years Ended December 31, 2009, 2008 and 2007
General
Jacksonville Bancorp, Inc. (“Bancorp”) was incorporated on October 24, 1997 and was organized to conduct the operations of The Jacksonville Bank (the “Bank”).  The Bank is a Florida state-chartered commercial bank that opened for business on May 28, 1999, and its deposits are insured by the FDIC.  The Bank provides a variety of community banking services to businesses and individuals in Duval County, Florida.  During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary.  The primary business activities of Fountain Financial, Inc. consist of the referral of the Bank’s customers to third parties for the sale of insurance and investment products.

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

2009 Executive Overview
The following were significant factors related to 2009 results as compared to 2008.  The 2009 performance is reflective of the successful execution of our strategy to focus on organic growth within the Northeast Florida market. During 2009, our total gross loans increased by $11.3 million, or 3.0%.  We recorded growth in residential and commercial real estate loans offset by decreases in construction, land and commercial loans.  During the year, residential real estate loans increased by $16.0 million, or 19.7%, and commercial real estate loans increased by $8.9 million, or 4.0%.  Construction real estate loans decreased by $8.8 million, or 21.0%, and commercial loans decreased by $4.6 million, or 16.2%.

Total deposits increased by $25.1 million, or 7.3%, during 2009.  The following are changes in the deposit categories:

o	Noninterest-bearing deposits increased $2.9 million, or 7.0%.

o	Money market, savings and NOW deposits increased by $17.1 million, or 19.5%.

o
The certificate of deposit portfolio increased by $5.2 million, or 2.4%.  The Company’s management pursued local deposits more aggressively by offering competitive deposit products in an effort to attract core deposits and utilized the National and Brokered CD markets as an additional source of funding the asset growth.

o
Borrowed funds, consisting of Federal Home Loan Bank (FHLB) advances¸ Federal Reserve borrowings, and subordinated debentures, totaled $60.6 million at year end 2008 compared to $39.8 million at the end of 2009.  During 2009, we decreased our Federal Reserve borrowing by $26.0 million and increased our FHLB advances by $5.0 million.

Total shareholders’ equity increased $423,000, or 1.6%, during 2009.  Management remains committed to retaining sufficient equity to protect shareholders and depositors, provide for reasonable growth and fully comply with regulatory requirements.

The allowance for loan loss as a percentage of total loans outstanding was 1.75% at December 31, 2009, compared to 1.24% at December 31, 2008.  During 2009, the Company had charge-offs of $2.2 million, recoveries of $23,000 and recorded a provision for loan loss of $4.4 million, compared to charge-offs of $2.1 million, recoveries of $114,000 and provision for loan losses of $3.6 million in 2008.

Our net income was $76,000 in 2009 as compared to $35,000 in 2008.  Our diluted earnings per share were $0.04 in 2009 as compared to $0.02 in 2008.  Return on average assets and return on average equity were 0.02% and 0.28%, respectively, in 2009 compared to 0.01% and 0.13%, respectively, in 2008.

Interest income was $23.2 million in 2009 compared to $25.6 million in 2008, a decrease of $2.4 million, or 9.2%, as a result of the repricing of our assets in this low interest rate environment along with the impact of nonperforming assets.  Interest expense was $9.7 million in 2009 compared to $13.6 million in 2008, a decrease of $3.9 million, or 28.3%, as a result of the low interest rate environment; this was offset somewhat by a transition from low-cost wholesale funding into a more expensive time deposit.

Basic average shares outstanding increased to 1,748,683 in 2009 from 1,748,295 in 2008.  The diluted weighted average shares outstanding decreased to 1,791,164 from 1,791,342 in the same periods.

Noninterest income was $841,000 for 2009 compared to $1.2 million in 2008.  Included in noninterest income was a $132,000 loss on a nonmarketable equity security in 2009.

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

Recent Accounting Pronouncements
Please refer to “Adoption of New Accounting Standards” contained in Note 1 to the accompanying Consolidated Financial Statements for information related to the adoption of new accounting standards and the effect of newly issued but not yet effective accounting standards.

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

The Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law.  The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all insured institutions.  Institutions considered well-capitalized and financially sound pay the lowest premiums, while those institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premiums.  During 2008, assessment rates for all insured institutions ranged from 5 cents per $100 of assessable deposits for well-capitalized institutions with minor supervisory concerns to 43 cents per $100 of assessable deposits for undercapitalized institutions with substantial supervisory concerns.  In 2009, assessment rates are expected to range between 12 and 50 cents per $100 of assessable deposits for the first quarter and 8 and 77.5 cents per $100 of assessable deposits for the remainder of the year.  The large premium increase is due to the Emergency Economic Stabilization Act of 2008 (EESA) and the Temporary Liquidity Guarantee Program, both of which increased the deposit insurance coverage available to the Bank’s depositors.

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

In November 2006, the FDIC adopted changes to its risk-based assessment system.  Under the new system, the FDIC will evaluate an institution’s risk based on supervisory ratings for all insured institutions, financial ratios for most institutions and long-term debt issuer ratings for certain large institutions.

In October 2008, the EESA was signed into law.  The EESA temporarily revises the federal deposit insurance laws by increasing the basic deposit insurance coverage from $100,000 to $250,000 per depositor.  In May 2009, the FDIC extended the basic deposit insurance through December 31, 2013.

On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the Deposit Insurance Fund to return to a reserve ratio of 1.15% within eight years. The FDIC amended its prior ruling on deposit assessments to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter 2009, and for all of 2010, 2011 and 2012. This prepaid assessment was collected in December 2009, along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter 2009. The FDIC also increased annual assessment rates uniformly by three basis points effective January 1, 2011.  Additional special assessments may be imposed by the FDIC for future periods.

In order to promote financial stability in the economy, the FDIC adopted the Temporary Liquidity Guarantee Program (TLGP) on October 13, 2008.  Participation in the program is voluntary; however, once participation is elected, it cannot be revoked.  The Bank elected to participate in the Transaction Account Guarantee Program component of the TLGP.  Under the Transaction Account Guarantee Program, the FDIC will fully insure funds held in noninterest-bearing transaction accounts.  Noninterest-bearing transaction accounts are ones that do not accrue or pay interest and for which the institution does not require an advance notice of withdrawal.  Also covered are interest on lawyers’ trust accounts (IOLTA) and negotiable order of withdrawal (NOW) accounts with interest rates lower than 50 basis points.  These revisions are effective until June 30, 2010.

Securities
The securities portfolio is categorized as either "held to maturity," "available for sale," or "trading."  Securities held to maturity represent those securities which the Bank has the intent and ability to hold to maturity.  Securities available for sale represent those investments which may be sold for various reasons, including changes in interest rates and liquidity considerations.  These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income (loss).  Trading securities are held primarily for resale and are recorded at their fair values.  Gains or losses on trading securities are included immediately in earnings.  During 2009, 2008 and 2007, the Bank had no trading securities.

The following table sets forth the amortized costs and fair value of our securities portfolio (dollars in thousands):

	At December 31, 2009		At December 31, 2008		At December 31, 2007
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. Government agency securities	$2,485	$2,504	$8,204	$8,284	$7,981	$8,000
Mortgage-backed securities	8,386	8,704	10,483	10,622	10,796	10,768
State and municipal securities	10,777	10,963	10,918	10,778	10,939	10,959
Total	$21,648	$22,171	$29,605	$29,684	$29,716	$29,727
Security held to maturity:
State of Israel bond	$-	$-	$50	$50	$50	$50

The following table sets forth, by maturity distribution, certain information pertaining to the fair value of securities (dollars in thousands):
			After 1 Year		After 5 Years
	Within 1 Year		Within 5 Years		Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2009:
Securities available for sale:
U.S. Government agency securities	$2,504	3.56%	$-	0.00%	$-	0.00%	$-	0.00%
Mortgage-backed securities	531	3.78%	7,891	4.48%	282	4.17%	-	0.00%
State and municipal securities	1,680	3.86%	5,310	3.75%	3,973	3.82%	-	0.00%
Total	$4,715	3.77%	$13,201	4.19%	$4,255	3.88%	$-	0.00%
Security held to maturity:
State of Israel bond	$-	0.00%
Total	$-	0.00%

	Totals
	Amount	Yield
At December 31, 2009:
Securities available for sale:
U.S. Government agency securities	$2,504	3.56%
Mortgage-backed securities	8,704	4.36%
State and municipal securities	10,963	3.80%
Total	$22,171	4.04%
Security held to maturity:
State of Israel bond	$-	0.00%
Total	$-	0.00%

Loan Portfolio Composition
Commercial real estate loans comprise the largest group of loans in our portfolio amounting to $266.6 million, or 68.1% of the total loan portfolio, at December 31, 2009, compared to $266.4 million, or 70.1%, at December 31, 2008.  Residential real estate loans comprise the second largest group of loans in the portfolio, amounting to $97.1 million, or 24.8% of the total loan portfolio, at December 31, 2009, as compared to $81.2 million, or 21.4%, at December 31, 2008.  As of December 31, 2009, commercial loans amounted to $23.8 million, or 6.1% of total loans, which were $28.4 million, or 7.5%, at December 31, 2008.  The following table sets forth the composition of our loan portfolio (dollars in thousands) over the last five fiscal years:

	At December 31,
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
	Amount	Total	Amount	Total	Amount	Total	Amount	Total	Amount	Total

Commercial real estate (1)	$266,557	68.1%	$266,436	70.1%	$242,676	70.8%	$198,041	69.7%	$156,260	66.7%
Commercial	23,838	6.1	28,445	7.5	20,291	5.9	18,903	6.7	16,681	7.1
Residential real estate	97,147	24.8	81,152	21.3	75,141	21.9	62,270	21.9	57,985	24.7
Consumer and other	3,899	1.0	4,070	1.1	4,631	1.4	4,693	1.7	3,461	1.5
	$391,441	100.0%	$380,103	100.0%	$342,739	100.0%	$283,907	100.0%	$234,387	100.0%
Add (deduct):
Allowance for loan losses	(6,854)		(4,705)		(3,116)		(2,621)		(2,207)
Net deferred (fees) costs	(454)		(405)		(358)		(280)		(149)

Loans, net	$384,133		$374,993		$339,265		$281,006		$232,031

The following table reflects the contractual principal repayments by period of our loan portfolio at December 31, 2009 (in thousands):
		Commercial
		Real	Residential
	Commercial	Estate	Mortgage	Consumer
	Loans	Loans (1)	Loans	Loans	Total
Less than 1 year	$18,076	$56,650	$30,317	$2,000	$107,043
1-5 years	5,583	152,461	39,674	1,773	199,491
Greater than 5 years	179	57,446	27,156	126	84,907
Total	$23,838	$266,557	$97,147	$3,899	$391,441

(1) For presentation purposes, construction and land loans have been classified as commercial real estate loans.

	Loans Maturing
(in thousands)	Within 1 Year	1-5 Years	After 5 Years	Total
Loans with:
Fixed interest rates	$58,200	$170,679	$64,337	$293,216
Variable interest rates	48,843	28,812	20,570	98,225
Total Loans	$107,043	$199,491	$84,907	$391,441

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

Credit Risk
Our primary business is making commercial, real estate, business and consumer loans.  That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control.  While the Company has instituted underwriting guidelines and credit review procedures to protect it from avoidable credit losses, some losses will inevitably occur.  At December 31, 2009, the Company had nonperforming loans of $8.7 million that were not accruing interest.  In addition, the Company had net loan charge-offs totaling $2.2 million in 2009.

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

	At December 31,
	2009	2008	2007	2006	2005
Nonperforming loans:
Commercial real estate	$5,163	$9,011	$—	$432	$529
Residential real estate loans	3,563	3,013	—	—	—
Commercial loans	19	412	680	407	224
Consumer loans and other	—	—	10	12	13
Total nonperforming loans	$8,745	$12,436	$690	$851	$766
Foreclosed assets, net	4,011	89	—	—	—
Total nonperforming assets	$12,756	$12,525	$69	$851	$766
Total loans classified as troubled debt restructure	$16,175	—	—	—	—
Total nonperforming loans as a percentage to total loans	2.24%	3.28%	0.20%	0.30%	0.33%
Total nonperforming loans and foreclosed assets as a percentage of total assets	2.91%	2.89%	0.18%	0.26%	0.28%

From time to time the Bank may utilize an interest reserve for a borrower’s future interest payments to ensure the payments remain current through maturity.  At December 31, 2009, we had $23,685 in loans where such reserves existed.  Of this total, $17,106 was considered substandard.  On all but $1,335 of total loans, the interest reserve was either funded fully by the borrower out of their own funds or was funded through a separate loan facility underwritten by separate collateral and cash flows.

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

Due to their similarities, the Company has grouped the loan portfolio into four components.  The components are commercial real estate loans, residential real estate loans, commercial loans and consumer loans.  The Company has created a loan classification system to properly calculate the allowance for loan losses.  Loan are evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

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

The allowance for loan losses amounted to $6.9 million and $4.7 million at December 31, 2009 and December 31, 2008, respectively.  Based on an analysis performed by management at December 31, 2009, the allowance for loan losses is considered to be appropriate to absorb estimated loan losses in the portfolio as of that date.  However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid.  Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required.

The Bank has experienced an increase in adversely classified loans from $28.9 million at December 31, 2008 to $44.8 million at December 31, 2009.  Of this amount, $22.5 million is listed as impaired.  Nonperforming loans as a percentage of total loans were 2.24% at December 31, 2009, compared to 3.28% at December 31, 2008.  All adversely classified loans are monitored closely and the majority of these loans are collateralized by real estate.  Management has analyzed its collateral position and is comfortable that the loan loss reserve at December 31, 2009 is appropriate.

Loans past due 30-89 days still accruing interest was $5,308 at December 31, 2009, compared to $1,797 at December 31, 2008.  The increase in loans past due 30-89 days still accruing interest is being driven primarily by one loan in the amount of $2.9 million, which continues to perform and is not anticipated to deteriorate to nonaccrual status.

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2009	2008	2007	2006	2005
Allowance at beginning of year	$4,705	$3,116	$2,621	$2,207	$1,843
Charge-offs:
Consumer and other loans	22	46	59	16	15
Commercial real estate	1,271	33	-	-	-
Commercial loans	425	1,137	12	124	102
Residential real estate	517	879	-	-	-

Total Charge-offs	2,235	2,095	71	140	117

Recoveries:
Consumer loans	4	3	20	3	-
Commercial real estate	1		-		-
Commercial loans	10	111	4	5	-
Residential real estate	8	-	-	-	-

Total Recoveries	23	114	24	8	-
Net charge-offs	2,212	1,981	47	132	117

Provision for loan losses charged to operating expenses	4,361	3,570	542	546	481

Allowance at end of year	$6,854	$4,705	$3,116	$2,621	$2,207

Ratio of net charge-offs to average loans outstanding	0.57%	0.57%	0.01%	0.05%	0.06%

Allowance as a percent of total loans	1.75%	1.24%	0.91%	0.92%	0.94%

The following table presents information regarding the total allowance for loan losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

	At December 31,
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
		Loans		Loans		Loans		Loans		Loans
		to Total		to Total		to Total		to Total		to Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans
Commercial real estate (1)	$4,323	68.1%	$2,885	70.1%	$2,171	70.8%	$1,689	69.7%	$1,286	66.7%
Commercial	661	6.1	879	7.5	232	5.9	225	6.7	268	7.1
Residential real estate	1,822	24.8	896	21.3	672	21.9	667	21.9	621	24.7
Consumer and other	48	1.0	45	1.1	41	1.4	40	1.7	32	1.5
Total allowance for loan losses	$6,854	100.0%	$4,705	100.0%	$3,116	100.0%	$2,621	100.0%	$2,207	100.0%
Allowance for loan losses as a percentage of total loans outstanding		1.75%		1.24%		0.91%		0.92%		0.94%
(1)	Construction and land loans have been classified as commercial real estate loans. The amount of the allowance reserved at December 31, 2009 for construction and land loans was $684.

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

Deposits.  Deposits are attracted principally from our primary geographic market areas in Duval County, Florida.  The Bank also enhanced its geographical diversity by offering certificates of deposits through brokered markets and nationally to other financial institutions.  In August 2009, the Company launched its “Virtual Branch” to attract deposits from other geographic market areas.  The Bank offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs).  Certificate of deposit rates are set to encourage maturities based on current market conditions.  Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates.  The Company holds quarterly Asset Liability Committee (ALCO) meetings, comprised of members of the Board of Directors and management.  In addition, pricing meetings are held by members of management on a monthly basis or more frequently if economic conditions dictate.  The Bank emphasizes commercial banking and small business relationships in an effort to increase demand deposits as a percentage of total deposits.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):
	At December 31,
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
	Balance	Rate Paid	Balance	Rate Paid	Balance	Rate Paid

Demand deposits	$41,908	0.00%	$41,580	0.00%	$35,433	0.00%
NOW deposits	7,662	0.23	6,513	0.18	6,919	0.17
Money market deposits	71,670	1.52	81,517	2.51	118,689	4.45
Savings deposits	12,578	1.61	14,588	2.91	10,336	3.11
Time deposits	201,117	3.25	194,568	4.55	122,077	5.26

Total deposits	$334,935	2.34%	$338,766	3.35%	$293,454	4.10%

The following table presents maturity of our time deposits at December 31, 2009:

	Deposits	Deposits
	$100,000	Less Than
	and Greater	$100,000	Total
Due three months or less	$10,560	$36,750	$47,310
Due more than three months to six months	8,819	9,119	17,938
Due more than six months to one year	66,994	49,918	116,912
Due one to five years	13,868	26,065	39,933
Due more than five years	-	-	-
	$100,241	$121,852	$222,093

Liquidity and Capital Resources
The Bank’s liquidity is its ability to maintain a steady flow of funds to support its ongoing operating, investing and financing activities. The Bank’s Board establishes policies and analyzes and manages liquidity to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner.  The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. Liquidity management is viewed from a long-term and a short-term perspective as well as from an asset and liability management perspective.  We monitor liquidity through a regular review of loan and deposit maturities and loan and deposit forecasts to minimize funding risk.

As discussed above, sources of liquidity include principal paydowns of loans and investment securities, customer deposits and borrowings.  The Bank has an unsecured federal funds purchased accommodation with its main correspondent bank totaling $5.3 million at December 31, 2009; $5.1 million was available as of that date.  In addition, the Bank has invested in FHLB stock for the purpose of establishing credit lines with FHLB.  This line is collateralized by a lien arrangement on the Bank’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based on this collateral and the Bank’s holdings of FHLB stock, the Bank had a line of credit availability of $68.3 million from this credit line, of which it had borrowed $25.0 million at December 31, 2009.  Additionally, the Bank has a “Borrower in Custody” line of credit with the Federal Reserve Bank utilizing excess collateral and pledging $5.7 million in municipal securities.  The amount of this line at December 31, 2009 was $29.8 million, all of which was available at that date.  In addition, the Bank had available credit lines with other correspondent banks totaling $9.7 million.

Additionally, the Bank has access to the national and brokered deposit markets to supplement liquidity needs.  At December 31, 2009, the Bank had $65.9 million in national and $35.7 million in brokered CD’s.

Scheduled maturities and paydowns of the Company’s investment securities are an additional source of liquidity.  During 2009, the Company had received approximately $12.1 million from maturities, paydowns and calls of investment securities.  The Bank also has the ability to convert marketable securities into cash or access new or existing sources of incremental funds if the need should arise.

At December 31, 2009, the Bank had outstanding commitments to borrowers for available lines of credit and standby letters of credit totaling $25.5 million and $560,000, respectively.  Based on the sources of liquidity discussed above, the Company believes that it has access to sufficient funds to cover such commitments, should the need arise.

Regulatory Capital Requirements
The Bank is required to meet certain minimum regulatory capital requirements.  Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and percentages of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2009, the Bank and Company met all capital adequacy requirements to which they were subject.  The regulatory capital minimums and the Company’s and Bank's actual data for the indicated periods are set forth in the table below (dollars in thousands).  Management and the Board of Directors have committed to maintain Total Risk-Based Capital at 10% and Tier 1 Capital to Average Assets at 8% at the Bank and the Company.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Total Capital to risk weighted assets
Consolidated	$46,393	11.87%	$31,273	8.00%	N/A	N/A
Bank	43,307	11.08	31,255	8.00	$39,068	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	35,909	9.19	15,637	4.00	N/A	N/A
Bank	38,399	9.83	15,627	4.00	23,441	6.00
Tier 1 (Core) Capital to average assets
Consolidated	35,909	8.18	17,570	4.00	N/A	N/A
Bank	38,399	8.75	17,556	4.00	21,945	5.00
2008
Total Capital to risk weighted assets
Consolidated	$46,051	11.93%	$30,874	8.00%	N/A	N/A
Bank	40,719	10.58	30,795	8.00	$38,494	10.00%

Tier 1 (Core) Capital to risk weighted assets
Consolidated	35,638	9.23	15,437	4.00	N/A	N/A
Bank	36,014	9.36	15,397	4.00	23,096	6.00
Tier 1 (Core) Capital to average assets
Consolidated	35,638	8.26	17,264	4.00	N/A	N/A
Bank	36,014	8.36	17,228	4.00	21,535	5.00

Under Federal Reserve policy, Bancorp is expected to act as a source of financial strength to, and to commit resources to support, the Bank.  Management actively manages capital levels in conjunction with asset growth plans, creating a positive impact on shareholder value.

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

Contractual Obligations
The following is a summary of the Company's contractual obligations, including certain on-balance-sheet obligations, at December 31, 2009 (in thousands):

	Payments Due by Period
		Less than	1-3	3-5	More than
Contractual Obligations	Total	1 Year	Years	Years	5 Years

Certificates of deposit	$222,093	$182,160	$38,823	$1,110	$-
FHLB advances	25,000	15,000	10,000	-	-
Discount window	-	-	-	-	-
Subordinated debt	14,550	-	-	-	14,550
Operating leases	3,908	708	1,449	1,396	355
Standby letters of credit	560	560	-	-	-
Unused line of credit loans	25,502	25,502	-	-	-

Total	$291,613	$223,930	$50,272	$2,506	$14,905

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2009 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

		Over 3
		Months	Over 6	Over 1
	3 Months	to 6	Months	Year to	Over 5
	or Less	Months	to 1 Year	5 Years	Years	Total
Loans (1)	$168,929	$16,351	$31,290	$152,399	$15,164	$384,133
Securities	1,369	1,672	3,101	9,898	6,130	22,170
Overnight investments	36	-	-	-	-	36
FHLB & correspondent bank stock	3,047	-	-	-	153	3,200
Other	8,908	-	-	-	-	8,908
Total rate-sensitive assets	$182,289	$18,023	$34,392	$162,297	$21,447	$418,447

Deposit accounts:
NOW deposits	-	-	-	-	11,796	11,796
Money market accounts	87,046	-	-	-	-	87,046
Savings deposits	-	-	-	-	11,001	11,001
Time deposits	47,311	17,938	116,913	39,932	-	222,093
Total deposit accounts (2)	134,357	17,938	116,913	39,932	22,796	331,935
FHLB advances	-	5.000	10,000	10,000	-	25,000
Other borrowings	227	-	-	-	-	227
Subordinated debt	-	-	-	-	14,550	14,550
Total rate-sensitive liabilities	$134,584	$22,938	$126,913	$49,932	$37,346	$371,712

Gap repricing difference	$47,705	$(4,914)	$(92,521)	$112,366	$(15,900)	$46,735

Cumulative gap	$47,705	$(42,790)	$(49,731)	$62,635	$46,735

Cumulative gap to total rate-sensitive assets	11.4%	10.2%	(11.9)%	15.0%	11.2%

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

	Year Ended December 31,
	2009			2008			2007
		Interest	Average		Interest	Average		Interest	Average
	Average	and	Yield/	Average	and	Yield/	Average	and	Yield/
	Balance	Dividends	Rate	Balance	Dividends	Rate	Balance	Dividends	Rate
Interest-earning assets:
Loans (1)	$389,208	$22,190	5.70%	$370,320	$24,109	6.51%	$317,409	$25,349	7.99%
Securities (2)	27,180	1,062	3.91	31,891	1,435	4.50	30,183	1,399	4.64
Other interest-earning assets (3)	712	(48)	(6.74)	1,607	19	1.18	841	60	7.13
Total interest-earning assets	$417,100	$23,204	5.56	$403,818	$25,563	6.33	$348,433	$26,808	7.69

Noninterest-earning assets (4)	17,170			16,606			13,808
Total assets	$434,270			$420,424			$362,241

Interest-bearing liabilities:
Savings deposits	12,578	202	1.61	14,588	425	2.91	10,336	321	3.11
NOW deposits	7,662	18	0.23	6,513	12	0.18	6,919	12	0.17
Money market deposits	71,670	1,090	1.52	81,517	2,049	2.51	118,689	5,276	4.45
Time deposits	201,117	6,534	3.25	194,568	8,851	4.55	122,077	6,421	5.26
FHLB advances	32,874	1,034	3.15	40,285	1,519	3.77	35,712	1,816	5.09
Federal Reserve borrowing	23,235	116	.50	2,063	23	1.11	—	—	—
Subordinated debentures	14,550	734	5.04	11,023	675	6.12	7,000	559	7.99
Other interest-bearing liabilities (5)	123	1	.81	243	6	2.47	270	14	5.19
Total interest-bearing liabilities	363,809	9,729	2.67	350,800	13,560	3.87	301,003	14,419	4.79

Noninterest-bearing liabilities	43,451			42,720			36,749
Shareholders' equity	27,010			26,904			24,489
Total liabilities and shareholders' equity	$434,270			$420,424			$362,241

Net interest/dividend income		$13,475			$12,003			$12,389

Interest rate spread (6)			2.89%			2.46%			2.90%

Net interest margin (7)			3.23%			2.97%			3.56%

Ratio of average interest-
earning assets to average
interest-bearing liabilities	1.15			1.15			1.16

(1)	Average loans include nonperforming loans. Interest on loans includes loan fees of $313 in 2009, $408 in 2008 and $436 in 2007.
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

Years Ended December 31, 2009 vs. 2008:
	Increase (Decrease) Due to (1)
	Rate	Volume	Total
Interest-earning assets:
Loans	$(3,104)	$1,185	$(1,919)
Securities	(176)	(197)	(373)
Other interest-earning assets	(62)	(5)	(67)
Total	(3,342)	983	(2,359)

Interest-bearing liabilities:
Savings deposits	(171)	(52)	(223)
NOW deposits	4	2	6
Money market deposits	(734)	(225)	(959)
Time deposits	(2,606)	289	(2,317)
FHLB advances	(230)	(255)	(485)
Federal Reserve borrowing	(19)	112	93
Subordinated debentures	(132)	191	59
Other interest-bearing liabilities	(3)	(2)	(5)
Total	(3,891)	60	(3,831)

Net change in net interest income	$549	$923	$1,472

Years Ended December 31, 2008 vs. 2007:
	Increase (Decrease) Due to (1)
	Rate	Volume	Total
Interest-earning assets:
Loans	$(5,095)	$3,855	$(1,240)
Securities	(42)	78	36
Other interest-earning assets	(72)	31	(41)
Total	(5,209)	3,964	(1,245)

Interest-bearing liabilities:
Savings deposits	(21)	125	104
NOW deposits	1	(1)	—
Money market deposits	(1,875)	(1,352)	(3,227)
Time deposits	(963)	3,393	2,430
FHLB advances	(510)	213	(297)
Federal Reserve borrowing	—	23	23
Subordinated debentures	(152)	268	116
Other interest-bearing liabilities	(7)	(1)	(8)
Total	(3,527)	2,668	(859)

Net change in net interest income	$(1,682)	$1,296	$(386)

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

General.  Net earnings for the year ended December 31, 2009 were $76,000, or $0.04 per basic share and $0.04 per diluted share, compared to a net earnings of $35,000, or $0.02 per basic and $0.02 per diluted share in 2008.

Interest Income and Expense.  Interest income decreased $2.4 million from $25.6 million for the year ended December 31, 2008, compared to $23.2 million in 2009.  Interest earned on loans was $22.2 million in 2009, compared to $24.1 million in 2008.  This decrease resulted from a decrease in the average yield on loans from 6.51% in 2008 to 5.70% in 2009, offset by an increase in the average loan portfolio balance from $370.3 million for the year ended December 31, 2008 to $389.2 million for the year ended December 31, 2009.

The average security balance was $27.2 million in 2009, compared to $31.9 million in 2008.  The interest on securities decreased to $1.1 million in 2009 from $1.4 million in 2008.  The average yield on securities decreased 59 basis points from 4.50% in 2008 to 3.91% in 2009.

Interest expense on deposit accounts amounted to $7.8 million for the year ended December 31, 2009, compared to $11.3 million in 2008.  The decrease resulted from a decrease in the weighted average cost of interest-bearing deposits from 3.81% in 2008 to 2.68% in 2009, and a decrease in the average balance of interest-bearing deposits from $297.2 million in 2008 to $293.0 million in 2009.  Interest on FHLB advances, subordinated debt, Federal Reserve borrowing and other borrowings amounted to $1.9 million for the year ended December 31, 2009, with a weighted average cost of 2.66%.  In July 2008, the Company issued an additional $7.6 million of trust preferred securities priced at three-month LIBOR plus 375 basis points.  On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure.  Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company has agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating rate contract (90-day LIBOR plus 375 basis points).

Provision for Loan Losses.  The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectability of the Company's loan portfolio.  The provision for the year ended December 31, 2009 was $4.4 million, compared to $3.6 million in 2008.  The provision expense was necessitated primarily by an increase in net charge-offs and the ongoing softening in real estate values in our market.  The Company had net loan charge-offs of $2.2 million in 2009 compared to $2.0 million during 2008.  Management believes that the allowance for loan losses of $6.9 million at December 31, 2009 is appropriate to absorb estimated losses in the portfolio as of that date.

Noninterest Income.  Noninterest income was $841,000 for 2009 compared to $1.2 million in 2008.  The decline was principally the result of recognizing a $132,000 write-off in the stock of Silverton Bank, N.A. due to its May 2009 failure and a $127,000 reduction in the earnings on the BOLI policy.  This was offset by a loan referral fee of $52,000.

Noninterest Expense.  Noninterest expense totaled $10.0 million for the year ended December 31, 2009, compared to $9.8 million in 2008.  Increases in regulatory assessments and data processing were offset by a reduction in compensation expense, directors’ fees and professional fees during 2009.  In 2008, the Company recorded a $468,000 charge as a result of the termination of the agreement to acquire Heritage Bancshares, Inc.

Income Taxes (Benefit).  The income tax benefit for the year ended December 31, 2009 was $104,000 compared to an income tax benefit of $229,000 in 2008.  The tax benefit is the result of the benefits derived from tax-free municipal bonds and tax-free income earned on the bank-owned life insurance policies, resulting in a greater percentage of loss being taxed at the statutory rates.

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

Provision for Loan Losses.  The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company's market areas, and other factors related to the collectability of the Company's loan portfolio.  The provision for the year ended December 31, 2008 was $3.6 million, compared to $542,000 in 2007.  The increase in provision expense was necessitated primarily by an increase in net charge-offs and the Bank’s aggressive efforts to identify any potential losses in the portfolio.  The Company had net loan charge-offs of $2.0 million in 2008 compared to $47,000 during 2007.  Management believes that the allowance for loan losses of $4.7 million at December 31, 2008 was appropriate.

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

Income Taxes (Benefit). The income tax benefit for the year ended December 31, 2008 was $229,000 compared to an income tax expense of $1,588,000 in 2007.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
Market risk is the risk of loss from adverse changes in market prices and rates.  Our market risk arises primarily from interest-rate risk inherent in lending and deposit-taking activities.  To that end, we actively monitor and manage interest-rate risk exposure.  There are three primary committees that are responsible for monitoring and managing risk exposure:  ALCO Committee of the Bank’s Board; Management ALCO Committee; and Pricing & Liquidity Management Committee.

The ALCO Committee of the Bank’s Board meets quarterly to review a summary reporting package along with strategies proposed by management.

The Management ALCO Committee, which consists of the Chairman of the ALCO Committee of the Bank’s Board, Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, and Senior Vice President of Community Banking meets quarterly to review the liquidity position and earnings simulation reports and to ensure there is adequate capital to meet growth strategies.  Strategy development is structured to mitigate any exposure that is indicated through the modeling.

The Pricing & Liquidity Management Committee meets monthly to execute the strategies set forth by the preceding two committees.  Senior management and select members from other departments comprise this committee.

Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 15 to the Consolidated Financial Statements.

The Company utilizes a third party and its proprietary simulation model to assist in identifying and managing interest-rate risk.  The December 31, 2009 analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates is presented below.  Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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

	Interest Rates		Interest Rates
	Decrease 100 BP	Base	Increase 200 BP

Hypothetical Net Interest Income	$15,412	$15,414	$15,376

Net Interest Income ($ change)	(2)	—	(38)

Net Interest Income (% change)	0.00%	—	(.24)%

Hypothetical Market Value of Equity	$46,998	$46,998	$43,092

Market Value ($ Change)	1	—	(3,906)

Market Value (% Change)	0.00%	—	(8.30)%

The interest rate risk position of the Company is slightly liability sensitive.  Under the simulation modeling, the base is projected to decrease slightly over the first year as rates rise; as rates fall, net interest income remains relatively flat with the base.  The short-term CD portfolio is overshadowed by the large base of floating rate loans.  The large volume of one-year CD’s roll over into fully indexed CD rates offset by the lag in loan repricing due to a significant level of floors that have been placed on floating rate loans.

While management carefully monitors the exposure to changes in interest rates and takes necessary actions as warranted to decrease any adverse impact, there can be no assurance on the actual effect on net interest income as a result of rate changes.

Impact of Inflation and Changing Prices
The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting standards, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.  Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature.  As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Jacksonville Bancorp, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Jacksonville Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting standards used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting standards generally accepted in the United States of America.

Crowe Horwath LLP

Fort Lauderdale, Florida
March 19, 2010

JACKSONVILLE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
December 31,
 (Dollar amounts in thousands except per share data)

	2009	2008
ASSETS
Cash and due from financial institutions	$5,647	$8,665
Federal funds sold	—	1,483

Cash and cash equivalents	5,647	10,148

Securities available for sale	22,171	29,684
Securities held to maturity (fair value 2008—$50)	—	50
Loans, net of allowance for loan losses of $6,854 in 2009 and $4,705 in 2008	384,133	374,993
Premises and equipment, net	3,533	3,940
Bank owned life insurance	8,908	8,773
Federal Home Loan Bank stock, at cost	3,047	1,705
Real estate owned, net	4,011	89
Deferred income taxes	2,015	1,502
Accrued interest receivable	1,864	2,027
Prepaid regulatory assessment	2,599	—
Other assets	883	1,088

Total assets	$438,811	$433,999

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$43,704	$40,851
Money market, NOW and savings deposits	104,838	87,751
Time deposits	222,093	216,942
Total deposits	370,635	345,544
Federal funds purchased	227	—
Federal Reserve borrowing	—	26,000
Federal Home Loan Bank advances	25,000	20,000
Subordinated debentures	14,550	14,550
Other liabilities	1,131	1,060

Total liabilities	411,543	407,154

Shareholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 8,000,000 shares authorized; 1,749,526 and 1,748,799 shares issued in 2009 and 2008	17	17
Additional paid-in capital	18,631	18,568
Retained earnings	8,287	8,213
Treasury stock, at cost (2009—283 shares, 2008—200 shares)	(3)	(2)
Accumulated other comprehensive income	336	49

Total shareholders’ equity	27,268	26,845

Total liabilities and shareholders’ equity	$438,811	$433,999

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31,
(Dollar amounts in thousands except per share data)

	2009	2008	2007
Interest and dividend income
Loans, including fees	$22,190	$24,109	$25,349
Taxable securities	648	1,021	1,082
Tax-exempt securities	414	414	317
Federal funds sold and other	(48)	19	60
Total interest income	23,204	25,563	26,808

Interest expense
Deposits	7,844	11,336	12,029
Federal Reserve borrowing	116	23	-
Federal Home Loan Bank advances	1,034	1,520	1,817
Subordinated debentures	734	675	559
Federal funds purchased and repurchase agreements	1	6	14
Total interest expense	9,729	13,560	14,419

Net interest income	13,475	12,003	12,389

Provision for loan losses	4,361	3,570	542

Net interest income after provision for loan losses	9,114	8,433	11,847

Noninterest income
Service charges on deposit accounts	597	678	639
Write-off of non-marketable equity security	(132)	-	-
Net gain on sales of loans	-	-	47
Other	376	500	498
Total noninterest income	841	1,178	1,184

Noninterest expense
Salaries and employee benefits	4,441	4,514	4,281
Occupancy and equipment	1,674	1,653	1,674
Regulatory assessment	1,020	417	259
Data processing	909	794	595
Advertising and business development	603	504	517
Professional fees	551	626	326
Merger related costs	-	468	-
Telephone	128	128	124
Director fees	50	92	192
Courier, freight and postage	129	165	158
Other	478	444	359
Total noninterest expense	9,983	9,805	8,485

Income (loss) before income taxes (benefit)	(28)	(194)	4,546

Income tax expense (benefit)	(104)	(229)	1,588

Net income	$76	$35	$2,958

Earnings per share:
Basic	$.04	$.02	$1.70
Diluted	$.04	$.02	$1.63

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31,
(Dollar amounts in thousands except per share data)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Total

Balance at December 31, 2006	1,741,688	17	18,230	5,241	(57)	(293)	23,138
Comprehensive income:
Net income				2,958			2,958
Change in unrealized gain (loss) on securities available for sale, net of tax						300	300
Total comprehensive income							3,258
Share-based compensation	6,600		152	(13)	211		350
Purchase of treasury stock	(6,600)				(194)		(194)
Exercise of common stock options, including tax benefit of $31	4,643		77				77

Balance at December 31, 2007	1,746,331	17	18,459	8,186	(40)	7	26,629
Comprehensive income:
Net income				35			35
Change in unrealized gain (loss) on securities available for sale, net of tax						42	42
Total comprehensive income							77
Share-based compensation	5,847		106	(8)	117		215
Purchase of treasury stock	(4,397)				(79)		(79)
Issuance of common stock	618						-
Exercise of common stock options, including tax benefit of $1	200		3				3

Balance at December 31, 2008	1,748,599	$17	$18,568	$8,213	$(2)	$49	$26,845
Comprehensive income:
Net income				76			76
Change in unrealized gain (loss) on securities available for sale, net of sale, net of tax						277	277
Net unrealized derivative gain on cash flow hedge, net of tax						10	10
Total comprehensive income							363
Share-based compensation	3,603		63	(2)	38		99
Purchase of treasury stock	(3,686)				(39)		(39)
Issuance of common stock	727
Balance at December 31, 2009	1,749,243	$17	$18,631	$8,287	$(3)	$336	$27,268

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31,
(Dollar amounts in thousands except per share data)

	2009	2008	2007
Cash flows from operating activities
Net income	$76	$35	$2,958
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	491	515	553
Net amortization of deferred loan fees	48	47	79
Provision for loan losses	4,361	3,570	542
Net amortization (accretion) of securities	(50)	(16)	16
Net loss on sale of real estate owned	16	—	—
Loss on writedown of real estate owned	30	—	—
Earnings on Bank owned life insurance	(135)	(263)	(173)
Share-based compensation	99	215	350
Loss on disposal of premises and equipment	10	38	—
Loss on nonmarketable equity investment	132	—	—
Deferred income tax (benefit) expense	(685)	(720)	(317)
Net gain on sale of loan	—	—	(47)
Net change in:
Other assets	(2,353)	(254)	(330)
Accrued expenses and other liabilities	71	(550)	631
Net cash from operating activities	2,111	2,617	4,262

Cash flows from investing activities
Available for sale securities:
Sales	—	—	—
Maturities, prepayments and calls	12,083	6,228	5,293
Purchases	(4,076)	(6,102)	(8,496)
Proceeds from maturity of held to maturity securities	50	—	—
Loan (originations) and payments, net	(21,733)	(39,256)	(58,880)
Purchase of Bank owned life insurance	—	(3,500)	—
Proceeds from sale of other real estate owned	4,216	—	—
Additions to premises and equipment	(89)	(102)	(203)
Purchase of Federal Home Loan Bank stock, net of redemptions	(1,342)	1,933	(2,567)
Net cash from investing activities	(10,891)	(40,799)	(64,853)

Cash flows from financing activities
Net change in deposits	25,091	56,651	6,267
Net change in federal funds purchased	227	—	(182)
Net change in Federal Reserve borrowing	(26,000)	26,000	—
Net change in overnight Federal Home Loan Bank advances	—	(28,830)	20,180
Net change in fixed rate Federal Home Loan Bank advances	5,000	(19,000)	36,000
Proceeds from issuance of subordinated debt	—	7,550	—
Proceeds from exercise of common stock options	—	3	46
Excess tax benefits from share-based payment arrangements	—	—	31
Purchase of treasury stock	(39)	(79)	(194)
Net cash from financing activities	4,279	42,295	62,148

Net change in cash and cash equivalents	(4,501)	4,113	1,557

Beginning cash and cash equivalents	10,148	6,035	4,478

Ending cash and cash equivalents	$5,647	$10,148	$6,035

Supplemental disclosure of cash flow information:
Interest paid	$9,873	$13,700	$13,970
Income taxes paid	410	835	1,620
Supplemental schedule of noncash investing activities:
Acquisition of real estate	$8,184	$89	$—

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

The Company currently provides financial services through its five offices in Jacksonville, Duval County, Florida.  Its primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans.  Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Use of Estimates:  To prepare financial statements in conformity with U.S. generally accepted accounting standards, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ from those estimates.  Changes in assumptions or in market conditions could significantly affect the estimates.  The allowance for loan losses and fair values of financial instruments are particularly subject to change.

Cash Flows:  For the purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, noninterest-bearing deposits with other financial institutions with maturities fewer than 90 days and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, short-term Federal Home Loan Bank (FHLB) advances, federal funds purchased, Federal Reserve discount window and other borrowings.

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

Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses.  In estimating other-than-temporary losses, management considers:  the length of time and extent that fair value has been less than cost; the financial condition and near term prospects of the issuer; and the Company’s intent or likelihood that it would be required to sell.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(Dollar amounts in thousands except per share data)

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Overdrawn customer checking accounts are reclassified as consumer loans and are evaluated on an individual basis for collectability.  The balances, which totaled $68,000 and $198,000 at December 31, 2009 and 2008, respectively, are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful.

Concentration of Credit Risk:  Most of the Company’s business activity is with customers located in Duval County.  Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in Duval County.

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired or loans otherwise classified as special mention, substandard or doubtful.  The general component covers non-classified loans by loan type and is based on historical loss experience for each loan type adjusted for current factors.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.  Troubled debt restructurings are measured at the present value of estimated future cash flows using the loans’ effective rate at inception.

Foreclosed Assets:  Assets acquired through or in place of loan foreclosure are initially recorded at lower of cost or fair value less estimated costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs incurred after acquisition are expensed.

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

Derivatives:  At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). The Company entered into a derivative contract that is designated as a cash flow hedge. The gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Any change in the fair value of the derivative that is not highly effective in hedging the change in expected cash flows of the hedged item would be recognized immediately in current earnings. Net cash settlements are recorded in interest income or interest expense, based on the item being hedged. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions, at the inception of the hedging relationship. This documentation includes linking the cash flow hedge to the specific liability on the balance sheet. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in cash flows of the hedged item. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminates, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a cash flow hedge is discontinued but the hedged cash flows are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

Income Taxes:  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) with respect to accounting for uncertainty in income taxes as of January 1, 2007.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no effect on the Company’s financial statements.  These returns are subject to examination by taxing authorities for all years after 2005.  The Company recognized interest and/or penalties related to income tax matters in income tax expense.

Earnings Per Common Share:  Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The effect of stock options and stock awards is the sole common stock equivalent for the purposes of calculating diluted earnings per common share.

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income.  Other comprehensive income includes unrealized gains and losses on securities available for sale and unrealized gains and losses on cash flow hedges which are also recognized as separate components of equity.

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

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank is required to meet regulatory reserve and clearing requirements.

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

Adoption of New Accounting Standards:
In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities and requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For securities that do not meet either of the above criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded.    This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption did not have a material impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly.  Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value.   Adjustments to those transactions or prices should be applied to determine the appropriate fair value.  The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 early adoption for periods ending after March 15, 2009. The adoption did not have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Standards, with  the FASB Accounting Standards Codification TM (The Codification) as the source of authoritative accounting standards recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009.

In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The adoption did not have an impact on the Company’s results of operations or financial position.

NOTE 2 - INVESTMENT SECURITIES
(Dollar amounts in thousands except per share data)

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at December 31, 2009 and 2008 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
December 31, 2009
Available-for sale securities
U.S. government-sponsored entities and agencies	$2,485	$32	$(13)	$2,504
State and political subdivisions	10,777	228	(42)	10,963
Mortgage-backed securities – residential	8,044	308	-	8,352
Collateralized mortgage obligations - residential	342	10	-	352

Total available-for-sale securities	$21,648	$578	$(55)	$22,171

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
December 31, 2008
Available-for sale securities
U.S. government-sponsored entities and agencies	$8,204	$91	$(11)	$8,284
State and political subdivisions	10,918	122	(262)	10,778
Mortgage-backed securities – residential	9,829	197	(59)	9,967
Collateralized mortgage obligations - residential	654	2	(1)	655

Total available-for-sale securities	$29,605	$412	$(333)	$29,684

Total held-to-maturity securities	$50	$—	$—	$50

NOTE 2 - INVESTMENT SECURITIES (Continued)
(Dollar amounts in thousands except per share data)

There were no sales of available for sale securities in 2009, 2008, and 2007.

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale securities
Within one year	$4,173	$4,184
One to five years	5,229	5,309
Five to ten years	3,860	3,973
Beyond ten years	-	-
Mortgage-backed	8,044	8,353
Collateralized Mortgage Obligations	342	352
Total	$21,648	$22,171

Held-to-maturity securities
Within one year	$-	$-

Total investment securities	$21,648	$22,171

	December 31, 2008
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale securities
Within one year	$-	$-
One to five years	3,667	3,703
Five to ten years	10,507	10,595
Beyond ten years	4,948	4,764
Mortgage-backed	9,829	9,967
Collateralized Mortgage Obligations	654	655
Total	$29,605	$29,684

Held-to-maturity securities
Within one year	$50	$50

Total investment securities	$29,655	$29,734

Securities pledged at year-end 2009 had a carrying amount of $5,700 and were pledged to secure the available line for the Federal Reserve Bank borrowing for the Borrower in Custody Program. There were no securities pledged at year-end 2008.

At year-end 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2009 and 2008 by aggregated major security type and length of time in a continuous unrealized loss position:

NOTE 2 - INVESTMENT SECURITIES (Continued)
(Dollar amounts in thousands except per share data)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)
December 31, 2009

Available-for-sale securities
U.S. government-sponsored entities and agencies	$987	$(13)	$-	$-	$987	$(13)
States and political	1,789	(25)	288	(17)	2,077	(42)
Mortgage-backed securities – residential	-	-	-	-	-	-
Collateralized mortgage obligations - residential	-	-	-	-	-	-

Total available-for-sale securities	$2,776	$(38)	$288	$(17)	$3,064	$(55)

Held-to-maturity other securities	-	-	-	-	-	-

Total investment securities	$2,776	$(38)	$288	$(17)	$3,064	$(55)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)
December 31, 2008

Available-for-sale securities
U.S. government-sponsored entities and agencies	$739	$(11)	$-	$-	$739	$(11)
States and political	5,487	(262)	-	-	5,487	(262)
Mortgage-backed securities – residential	1,903	(58)	396	(1)	2,299	(59)
Collateralized mortgage obligations - residential	50	-	327	(1)	377	(1)

Total available-for-sale securities	$8,179	$(331)	$723	$(2)	$8,902	$(333)

Held-to-maturity other securities	-	-	-	-	-	-

Total investment securities	$8,179	$(331)	$723	$(2)	$8,902	$(333)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation.  In determining OTTI for debt securities, management considers many factors, including:  (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

NOTE 2 - INVESTMENT SECURITIES (Continued)
(Dollar amounts in thousands except per share data)

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were rated below AA, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows.  OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.  It is not the Bank’s policy to purchase securities rated below AA.

When OTTI occurs, for either debt securities or purchased beneficial interests that, on the purchase date, were rated below AA, the amount of OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss.  If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of December 31, 2009, the Company’s security portfolio consisted of $22,171 of available-for-sale securities, and $3,064 was in an unrealized loss position.  The majority of unrealized losses are related to the Company’s U.S. Agency, and State and political securities, as discussed below:

U.S. Agency Securities

All of the U.S. Agency securities held by the Company were issued by U.S. government-sponsored entities and agencies.  The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality.

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired at December 31, 2009.

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

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired at December 31, 2009.

For the 12-month period ended December 31, 2009, there were no credit losses recognized in earnings.

NOTE 3 – LOANS
(Dollar amounts in thousands except per share data)

Loans at year end were as follows:

	2009	2008

Commercial	$23,838	$28,445
Real estate:
Residential	97,147	81,152
Commercial	233,570	224,677
Construction and land	32,987	41,759
Consumer	3,899	4,070
Subtotal	391,441	380,103
Less: Net deferred loan fees	(454)	(405)
Allowance for loan losses	(6,854)	(4,705)

Loans, net	$384,133	$374,993

Activity in the allowance for loan losses was as follows:
	2009	2008	2007

Beginning balance	$4,705	$3,116	$2,621
Provision for loan losses	4,361	3,570	542
Loans charged off	(2,235)	(2,095)	(71)
Recoveries	23	114	24
Ending balance	$6,854	$4,705	$3,116

Impaired loans were as follows:
	2009	2008
Year-end loans with no allocated allowance for loan losses	$4,036	$12,931
Year-end loans with allocated allowance for loan losses	18,516	4,352

Total	$22,552	$17,283

Amount of the allowance for loan losses allocated	$786	$618

	2009	2008	2007

Average of impaired loans during the year	$21,728	$7,295	$566
Interest income recognized during impairment	657	136	2
Cash-basis interest income recognized	657	116	2

Nonaccrual loans and loans past due 90 days still on accrual were as follows:
	2009	2008

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	8,745	12,436

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The Company has loan balances of $16,175 for customers whose loans are classified as troubled debt restructuring and are included in the impaired loan balances of $22,552 at December 31, 2009.  There were no additional funds committed to customers whose loans are classified as troubled debt restructuring.  Of the $786 allowance for loan losses reserved for impaired loans, the Company has allocated $522 to customers whose loan terms have been modified in troubled debt restructuring.

NOTE 4 - PREMISES AND EQUIPMENT
(Dollar amounts in thousands except per share data)

Year-end premises and equipment were as follows:
	2009	2008

Land	$1,075	$1,075
Buildings	1,381	1,356
Furniture, fixtures and equipment	1,676	1,784
Leasehold improvements	2,003	1,939
Construction in process	-	9
Total	6,135	6,163

Less: Accumulated depreciation	(2,602)	(2,223)

Net Premises and equipment	$3,533	$3,940

Depreciation expense, including amortization of leasehold improvements, was $468, $457 and $466 for the years ended December 31, 2009, 2008 and 2007, respectively.

Operating Leases:  The Company leases certain office facilities under operating leases that generally contain annual escalation clauses and renewal options.  Rent expense was $681, $689 and $674 for 2009, 2008 and 2007, respectively.  Rent commitments under noncancelable operating leases, before considering renewal options that generally are present, were as follows:

2010	$708
2011	719
2012	730
2013	742
2014	654
Thereafter	355
Total	$3,908

NOTE 5 - DEPOSITS
(Dollar amounts in thousands except per share data)

Time deposits of $100 or more were $100,242 and $74,273 at year end 2009 and 2008.

Scheduled maturities of time deposits for the next five years were as follows:

2010	$182,160
2011	28,067
2012	10,756
2013	766
2014	344
Thereafter	—

NOTE 6 – SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES
(Dollar amounts in thousands except per share data)

At year end, advances from FHLB were as follows:
	2009	2008
Convertible advances maturing June 8, 2010 with a quarterly call option beginning June 9, 2008 at a fixed rate of 4.99%	$5,000	$5,000
Convertible advances maturing August 13, 2010 with a quarterly call option beginning August 13, 2008 at a fixed rate of 4.51%	5,000	5,000
Convertible advances maturing October 4, 2010 with a quarterly call option beginning October 6, 2008 at a fixed rate of 4.15%	5,000	5,000
Convertible advances maturing June 8, 2012 with a quarterly call option beginning September 10, 2007 at a fixed rate of 4.68%	5,000	5,000
Advances maturing May 29, 2012 at a fixed rate of 2.11%	5,000	—
	$25,000	$20,000

Each advance is payable at its maturity date, with a prepayment penalty for early termination.  The advances were collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $68,300 at year-end 2009.

In 2008, the Company established a “Borrower in Custody” line of credit with the Federal Reserve Bank by pledging excess collateral.  The amount of this line at December 31, 2009 was $29,800, all of which was available on that date.

NOTE 7 – SUBORDINATED DEBENTURES
(Dollar amounts in thousands except per share data)

On June 17, 2004, the Company participated in a pooled offering of trust preferred securities.  Bancorp formed Jacksonville Statutory Trust I (the "Trust I"), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities.  The Trust I used the proceeds from the issuance of $4,000 in trust preferred securities to acquire junior subordinated debentures of Bancorp.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 263 basis points).  The initial rate in effect at the time of issuance was 4.06% and is subject to change quarterly.  The rate in effect at December 31, 2009 was 2.88%.

On December 14, 2006, the Company participated in a pooled offering of trust preferred securities.  Bancorp formed Jacksonville Statutory Trust II (the "Trust II"), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities.  The Trust II used the proceeds from the issuance of $3,000 in trust preferred securities to acquire junior subordinated debentures of Bancorp.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 173 basis points).  The initial rate in effect at the time of issuance was 7.08% and is subject to change quarterly.  The rate in effect at December 31, 2009 was 1.98%.

On June 20, 2008, the Company participated in a private placement offering of trust preferred securities.  Bancorp formed Jacksonville Bancorp, Inc. Statutory Trust III (the "Trust III"), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities.  The Trust III used the proceeds from the issuance of $7,550 in trust preferred securities to acquire junior subordinated debentures of Bancorp.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 375 basis points).  The initial rate in effect at the time of issuance was 6.55% and is subject to change quarterly.  The rate in effect at December 31, 2009 was 4.00%.  On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure.  Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville

NOTE 7 – SUBORDINATED DEBENTURES (Continued)
(Dollar amounts in thousands except per share data)

Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company has agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating rate contract (90-day LIBOR plus 375 basis points).

The debt securities and the trust preferred securities under the three offerings each have 30-year lives.  The trust preferred securities and the debt securities are callable by Bancorp or the respective trust, at their respective option after five years, and at varying premiums and sooner upon the occurrence of specific events, subject to prior approval by the Federal Reserve Board, if then required.  In addition, the debt securities and trust preferred securities allow the deferral of interest payments for up to 5 years.  The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 12).

The Company is not the primary beneficiary of these Trusts (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

There are no required principal payments on subordinated debentures over the next five years.

NOTE 8 - BENEFIT PLANS
(Dollar amounts in thousands except per share data)

Profit Sharing Plan: The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements.  The plan allows contributions by employees up to 15% of their compensation, which are matched equal to 100% of the first 4.5% in 2009, and 6% in 2008 and 2007 of the compensation contributed.  Expense for 2009, 2008 and 2007 was $108, $174 and $148, respectively.

Directors’ Stock Purchase Plan:  Following approval by the shareholders at the 2003 Annual Meeting, the Company established the Directors’ Stock Purchase Plan for nonemployee directors.  Under this Plan, directors may elect to receive shares of the Company’s common stock as an alternative to the equivalent amounts of cash for directors’ fees.  A total of 100,000 shares of the Company’s common stock were made available for issuance, all of which remained available for issuance at December 31, 2009 and 2008, as all transactions executed to date were open market purchases.  The Company’s expense in connection with this plan was $32, $83 and $176 in 2009, 2008 and 2007, respectively, which is included in director fees in the accompanying Consolidated Statements of Income.

NOTE 9 - INCOME TAXES
(Dollar amounts in thousands except per share data)

Income tax expense (benefit) was as follows:
	2009	2008	2007
Current federal	$484	$404	$1,610
Current state	97	88	237
Valuation allowance federal	43	—	—
Valuation allowance state	7	—	—
Deferred federal	(628)	(616)	(221)
Deferred state	(107)	(105)	(38)
Total	$(104)	$(229)	$1,588

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:
	2009	2008	2007
Federal statutory rate times financial statement income	$(10)	$(66)	$1,546
Effect of:
Tax-exempt income	(171)	(202)	(145)
Valuation allowance for loss on equity securities	45	—	—
State taxes, net of federal benefit	(2)	(11)	132
Other, net	34	50	55
Total	$(104)	$(229)	$1,588

NOTE 9 - INCOME TAXES (Continued)
(Dollar amounts in thousands except per share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:
	2009	2008
Deferred tax assets:

Allowance for loan losses	$2,212	$1,632
Other	207	161

	2,419	1,793
Deferred tax liabilities:
Depreciation	128	205
Net unrealized gain on securities available for sale	197	30
Other	29	56
	354	291
Valuation allowance on loss on equity securities	(50)	—

Net deferred tax asset	$2,015	$1,502

The Company recorded a valuation allowance on the deferred tax asset related to capital losses that are more likely than not to be realized.  No valuation allowance for any remaining deferred assets is considered necessary.  Our returns are subject to examination by taxing authority for all years after 2005.

NOTE 10 - RELATED PARTY TRANSACTIONS
(Dollar amounts in thousands except per share data)

Loans to principal officers, directors and their affiliates in 2009 were as follows:

Beginning balance	$8,203
New loans	285
Repayments and transfer out of related party	(262)
Ending balance	$8,226

Deposits from principal officers, directors and their affiliates at year end 2009 and 2008 were $3,148 and $3,927, respectively.

NOTE  11 -  SHARE-BASED COMPENSATION
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

The 2006 Plan was a new plan and did not supersede the Company’s original Stock Option Plan, adopted by the Company’s shareholders on April 26, 2000, which continues to govern awards made under it.  Under the Company’s original Stock Option Plan, options to buy stock are granted to directors, officers and employees.  There are no options available to be issued under the original Stock Option Plan.

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

Total share-based compensation costs that have been charged against income for those plans were $63, $110 and $147 for 2009, 2008 and 2007.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.
	2009	2008	2007

Risk-free interest rate	2.43%	N/A	4.53%
Expected term	4.5 years	N/A	8.71 years
Expected stock price volatility	33.7%	N/A	27.39%
Dividend yield	0.00%	N/A	0.00%

A summary of the activity in the stock option plans for 2009 follows:
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Options	Price	Term	Value

Outstanding at beginning of year	158,142	$14.58	—	—
Granted	90,500	10.00	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(86,142)	10.00	—	—
Outstanding at end of year	162,500	$14.45	4.53	$—
Vested or expected to vest	155,478	$14.61	3.35	$—
Exercisable at end of year	68,500	$19.37	3.83	$—

Information related to the stock option plans during each year follows:
	2009	2008	2007

Intrinsic value of options exercised	N/A	$2	$82
Cash received from option exercises	N/A	3	46
Tax benefit realized from option exercises	N/A	1	31
Weighted average fair value of options granted	$2.70	$—	$15.68

As of December 31, 2009, there was $282 of total unrecognized compensation cost related to unvested stock options granted.  The cost is expected to be recognized over a remaining weighted average period of 3.68 years.

The following table reports restricted stock activity during the 12 months ended December 31, 2009:

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value

Unvested shares at January 1, 2009	3,191	$28.45
Shares granted	1,650	$9.30
Shares vested and distributed	(727)	$32.50
Shares forfeited	(298)	$25.56
Unvested shares at December 31, 2009	3,816	$19.63

NOTE  11 -  SHARE-BASED COMPENSATION (Continued)
(Dollar amounts in thousands except per share data)

As of December 31, 2009, there was $26 of total unrecognized compensation cost related to unvested restricted stock awards granted.  The cost is expected to be recognized over a remaining weighted average period of 1.70 years.

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year end 2009 and 2008, the most recent regulatory notifications categorized the Bank and the Company as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution's category.  Management and the Board of Directors have committed to maintain Total Risk-Based Capital at 10% and Tier 1 Capital to Average Assets at 8% at the Bank and the Company.

Actual and required capital amounts and ratios are presented below at year end.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Total Capital to risk weighted assets
Consolidated	$46,393	11.87%	$31,273	8.00%	N/A	N/A
Bank	43,307	11.08	31,255	8.00	$39,068	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	35,909	9.19	15,637	4.00	N/A	N/A
Bank	38,399	9.83	15,627	4.00	23,441	6.00
Tier 1 (Core) Capital to average assets
Consolidated	35,909	8.18	17,570	4.00	N/A	N/A
Bank	38,399	8.75	17,556	4.00	21,945	5.00
2008
Total Capital to risk weighted assets
Consolidated	$46,051	11.93%	$30,874	8.00%	N/A	N/A
Bank	40,719	10.58	30,795	8.00	$38,494	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	35,638	9.23	15,437	4.00	N/A	N/A
Bank	36,014	9.36	15,397	4.00	23,096	6.00
Tier 1 (Core) Capital to average assets
Consolidated	35,638	8.26	17,264	4.00	N/A	N/A
Bank	36,014	8.36	17,228	4.00	21,535	5.00

NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)
(Dollar amounts in thousands except per share data)

Bancorp’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations require maintaining certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders.  Specifically, a Florida state-chartered commercial bank may not pay cash dividends that would cause its capital to fall below the minimum amount required by federal or state law.  Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except that no bank may pay a dividend at any time that the total of net income for the current year when combined with retained net income from the preceding two years produces a loss.  The future ability of the Bank to pay dividends to Bancorp also depends in part on the FDIC capital requirements in effect and the Company's ability to comply with such requirements.

NOTE 13 - DERIVATIVES
(Dollar amounts in thousands except per share data)

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position.  The notional amount of the interest rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swaps Designated as Cash Flow Hedges:  The Company is hedging the notional amount of $7,550 Statutory Trust III as of December 31, 2009.  The hedge was designated as a cash flow hedge and was determined to be fully effective during all periods presented.  As such, no amount of ineffectiveness has been included in net income.  Therefore, the aggregate fair value of the swap is recorded in other assets with changes in fair value recorded in other comprehensive income.  The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective.  The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges at December 31, 2009 is as follows:

Notional amounts	$7,550
Fixed rate	7.53% per annum
Unrealized gains (losses)	$10

Interest expense recorded on this swap transaction totaled $125 during 2009 and is reported as a component of interest expense.

CASH FLOW HEDGE
The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Income relating to the cash flow derivative instruments for the year ended December 31, 2009:
Amount of gain (loss)
	Amount of gain (loss)	Amount of gain (loss)	recognized in other
	recognized in OCI	reclassified from OCI	noninterest income
	(Effective Portion)	to interest income	(Ineffective Portion)

Interest rate contracts	$10	$0	$0

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of December 31, 2009:
	Notional	Fair
	Amount	Value
Included in liabilities:
Interest rate swaps related to Statutory Trust III	$7,550	$3,543

NOTE 14 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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

The contractual amount of variable and fixed rate financial instruments with off-balance-sheet risk was as follows at year end:
	2009		2008
	Fixed Rates	Variable Rates	Fixed Rates	Variable Rates

Unused lines of credit	$1,431	$24,071	$5,026	$30,038
Standby letters of credit	—	560	—	543

NOTE 15 – FAIR VALUE
(Dollar amounts in thousands except per share data)

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair value:

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

Derivatives:  The fair value of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Impaired Loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Other Real Estate Owned:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.

NOTE 15 – FAIR VALUE (Continued)
(Dollar amounts in thousands except per share data)

The following assets and liabilities are measured on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
(Dollars in thousands)
December 31, 2009
Available-for-sale
U.S. government-sponsored entities and agencies	$2,504	—	$2,504	—
State and political subdivisions	10,963	—	10,963	—
Mortgage-backed securities – residential	8,352	—	8,352	—
Collateralized mortgage obligations - residential	352	—	352	—
Derivative Asset	15	—	15	—

(Dollars in thousands)
December 31, 2008
Available-for-sale
U.S. government-sponsored entities and agencies	$8,284	—	$8,284	—
State and political subdivisions	10,778	—	10,778	—
Mortgage-backed securities – residential	9,967	—	9,967	—
Collateralized mortgage obligations - residential	655	—	655	—

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
December 31, 2009
Impaired loans	$2,077	—	—	$2,077
Other real estate owned	$4,011	—	—	$4,011

December 31, 2008
Impaired loans	$3,734	—	—	$3,734
Other real estate owned	89	—	—	89

NOTE 15 – FAIR VALUE (Continued)
(Dollar amounts in thousands except per share data)

Impaired loans and other real estate owned, which are measured for impairment using discounted cash flows or the fair value of the collateral for collateral dependent loans, had a carrying amount of $2,341, with a valuation allowance of $264.  Additional impaired loans, not measured using levels of inputs to measure fair value, had a carrying amount of $4,036.  Collateral dependent impaired loans and other real estate owned, valued under Level 3, were measured using current appraised values along with information on recent market transactions as well as management’s assumptions about the criteria that market participants would use in pricing the assets.

Other real estate owned, which is measured using the collateral values, had a net carrying amount of $4,011, which is made up of the outstanding balance of $4,041, net of a valuation allowance of $30 at December 31, 2009, resulting in a write-down of $30 for the year ending December 31, 2009.

The carrying amount and estimated fair values of financial instruments, at December 31, 2009 and 2008 were as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$5,647	$5,647	$10,148	$10,148
Securities available-for-sale	22,171	22,171	29,684	29,684
Securities held-to-maturity	-	-	50	50
Loans, net	384,133	387,291	374,993	374,454
Federal Home Loan Bank stock	3,047	n/a	1,705	n/a
Non-marketable equity security	153	n/a	285	n/a
Accrued interest receivable	1,864	1,864	2,027	2,027
Interest rate swap	15	15	-	-

Financial liabilities
Deposits	$370,635	$373,493	$345,544	$349,666
Federal funds purchased	227	227	—	—
Other borrowings	25,000	25,771	46,000	47,223
Subordinated debentures	14,550	5,708	14,550	10,613
Accrued interest payable	424	424	568	568

The methods and assumptions, not previously presented, used to estimate fair value, are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and deposits that reprice frequently and fully.  The methods for determining the fair values for securities were described previously.  For loans, fair value is based on discounted cash flows using current market rates applied to the estimated life adjusted for the allowance for loan losses.  For fixed rate deposits and variable rate deposits with infrequent repricing, fair value is based on discounted cash flows using current market rates applied to the estimated life.  Fair value of debt, including FHLB advances, is based on current rates for similar financing.  It was not practicable to determine fair value of FHLB stock and other nonmarketable equity securities due to restrictions placed on transferability.  The fair value of off-balance-sheet items is considered nominal.

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
(Dollar amounts in thousands except per share data)

Condensed financial information of Bancorp follows:

CONDENSED BALANCE SHEETS
December 31,
	2009	2008
ASSETS
Cash and cash equivalents	$2,487	$4,163
Investment in banking subsidiaries	38,725	36,063
Other assets	793	1,420

Total assets	$42,005	$41,646

LIABILITIES AND EQUITY
Subordinated debt	$14,550	$14,550
Accrued expenses and other liabilities	187	251
Shareholders’ equity	27,268	26,845

Total liabilities and shareholders’ equity	$42,005	$41,646

NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)
(Dollar amounts in thousands except per share data)

CONDENSED STATEMENTS OF INCOME
Years ended December 31,
	2009	2008	2007

Other income	$(48)	$(15)	$15
Interest expense	(733)	(675)	(559)
Other expense	(477)	(622)	(626)
Merger and acquisition cost	—	(468)	—

Income (loss) before income tax and undistributed subsidiary income	(1,258)	(1,780)	(1,170)
Income tax expense (benefit)	(461)	(637)	(372)
Equity in undistributed subsidiary income	873	1,178	3,756

Net income	$76	$35	$2,958

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income	$76	$35	$2,958
Adjustments:
Equity in undistributed subsidiary income	(873)	(1,178)	(3,756)
Amortization	-	-	-
Share-based compensation	99	215	350
Change in other assets	637	(1,246)	916
Change in other liabilities	(64)	159	(146)
Net cash from operating activities	(125)	(2,015)	322

Cash flows from investing activities
Investments in subsidiaries	(1,512)	(2,639)	(1,467)
Net cash from investing activities	(1,512)	(2,639)	(1,467)

Cash flows from financing activities
Proceeds from issuance of subordinated debt	-	7,550	-
Proceeds from exercise of stock options	-	3	46
Excess tax benefits from share-based payment	-	-	31
Purchase of treasury stock	(39)	(79)	(194)
Net cash from financing activities	(39)	7,474	(117)

Net change in cash and cash equivalents	(1,676)	2,820	(1,262)

Beginning cash and cash equivalents	4,163	1,343	2,605

Ending cash and cash equivalents	$2,487	$4,163	$1,343

NOTE 17 – EARNINGS PER SHARE
(Dollar amounts in thousands except per share data)

The factors used in the earnings per share computation follow:
	2009	2008	2007
Basic
Net income	$76	$35	$2,958
Weighted average common shares outstanding	1,748,683	1,748,295	1,744,512

Basic earnings per common share	$.04	$.02	$1.70
Diluted
Net income	$76	$35	$2,958
Weighted average common shares outstanding for basic earnings per common share	1,748,683	1,748,295	1,744,512
Add: Dilutive effects of assumed exercises of stock options and awards	481	43,047	71,637

Average shares and dilutive potential common shares	1,749,164	1,791,342	1,816,149

Diluted earnings per common share	$.04	$.02	$1.63

Anti-dilutive shares outstanding were 167,974 in 2009, 47,415 in 2008 and 6,918 in 2007.

NOTE 18 - OTHER COMPREHENSIVE INCOME (LOSS)
(Dollar amounts in thousands except per share data)

Other comprehensive income (loss) components and related tax effects were as follows:
	2009	2008	2007

Unrealized holding gains (losses) on available for sale securities	$444	$67	$481
Reclassification adjustment for (gains) losses realized in income	—	—	—
Net unrealized derivative gain on cash flow hedge	15	—	—
Net unrealized gains (losses)	459	67	481
Tax effect	(172)	(25)	(181)

Other comprehensive income (loss)	$287	$42	$300

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Based upon management’s evaluation of those controls and procedures as of December 31, 2009 performed within the 90 days preceding the filing of this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Such internal controls over financial reporting were designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting standards.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon the evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

 (c) Changes in Internal Controls

The Company has made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Below is biographical information on our directors:

Name	Age	Positions Held and Principal Occupations During the Past Five Years
James M. Healey	52
Director of the Company and the Bank since 1999.  Director and Partner of Mint Magazine, Inc.  Before his association with Mint Magazine in 1985, Mr. Healey worked with Carnation Food Products, Inc. and International Harvester.  Mr. Healey attended Purdue University where he received a Bachelor of Arts degree from Purdue’s Business School with special studies in Marketing and Personnel.  Mr. Healey has been a resident and active member of the Jacksonville community since 1984.

John C. Kowkabany	67
Director of the Company and the Bank since 1999.  Now retired, Jacksonville-based real estate investor and consultant.  Mr. Kowkabany has significant private and public sector experience.  A resident of the city of Neptune Beach, he has been active in local government, serving as the city’s Mayor from 1989 to 1997, and Councilman from 1985 to 1989. The Honorable John C. Kowkabany’s public sector experience has provided him with experience and knowledge regarding the local business and civic communities.  For many years, Mr. Kowkabany has served with various civic and charitable organizations as an officer or director.  Mr. Kowkabany graduated with a Bachelor of Arts degree from Jacksonville University.

R.C. Mills	72
Director of the Company and the Bank since 1999.  Retired and former President of Heritage Propane Partners, L.P., a national distributor of propane gas.  Mr. Mills is a graduate of the University of Sarasota and resides in the Jacksonville area.  Mr. Mills has an extensive business background and is experienced in business mergers and acquisitions, corporate finance and personnel management, having served in several executive management positions with a vertically integrated oil and gas company for over 25 years.

Gilbert J. Pomar, III	50
President and Chief Executive Officer for both the Company and the Bank, Mr. Pomar joined the Company in March 1999, having been previously employed by First Union National Bank in Jacksonville since 1991.  During his tenure with First Union, Mr. Pomar was Senior Portfolio Manager and Senior Vice President/Commercial Banking Manager. Mr. Pomar has more than 25 years of banking experience, including holding various positions with Southeast Bank, First National Bank of Chicago, Barnett Bank and Florida Coast Bank. Mr. Pomar is active in various community efforts, including directorships at the American Cancer Society, Junior Achievement of North Florida, Downtown Vision, Timuquana Country Club, University of North Florida College of Business, and the Florida Bankers Association.  Mr. Pomar is a graduate of the University of Florida, where he earned his Bachelor of Science degree in Finance.

Name	Age	Positions Held and Principal Occupations During the Past Five Years
Donald E. Roller	72
Director of the Company and the Bank since 1999.  Chairman of our Board of Directors.  Now retired, Mr. Roller served as President and Chief Executive Officer of U.S. Gypsum Company from 1993 through 1996.  He was also previously the Executive Vice President of USG Corporation.  Mr. Roller has had extensive experience in directorship positions; he serves as Chairman of the Board of Life Care Pastoral Services, Inc. and Glenmoor at St. Johns, both not-for-profit CCRC’s located in St. Augustine, Florida, and has served as acting Chief Executive Officer and Chairman of the Audit Committee for Payless Cashways, Inc.

John W. Rose	60
Director of the Company and the Bank since 1999.  A financial services executive, advisor and investor for over 30 years. Mr. Rose is a Principal of CapGen Financial Advisors, a New York City-based private equity fund established in 2007, which specializes in bank and thrift investments.  Prior to that, and since 1991, he was President of McAllen Capital Partners, a financial advisory firm.  Mr. Rose earned his undergraduate degree from Case Western Reserve University and his M.B.A. from Columbia University.

John R. Schultz	46
Director of the Company and the Bank since 1999.  Vice President of Schultz Investments, Inc., an investment management company primarily involved in real estate investments, since 1992.  A fourth generation native of Jacksonville, Florida, Mr. Schultz attended The Bolles School (Jacksonville, Florida) and the University of Florida.  Mr. Schultz is a director of numerous companies and community organizations, including Metro YMCA (Chairman-Facilities Committee); Daniel Properties, Inc. (Chairman); Trust for Public Land North Florida Advisory Council; and The Schultz Foundation, Inc.

Price W. Schwenck	67
Director of the Company and the Bank since 1999.  Chairman of the Board of Directors for the Bank and former Chief Executive Officer of the Company until April 26, 2000.  From May 2000 to February 2003, Mr. Schwenck was President and Chief Executive Officer of P.C.B. Bancorp, Inc., a multi-bank holding company located in Clearwater, Florida.  Mr. Schwenck served as Regional President for First Union National Bank in Ft. Lauderdale, Florida, from 1988 to 1994 and in Jacksonville, Florida, from 1994 until he retired in 1999.  Mr. Schwenck is currently a director of Freedom Bank of America in St. Petersburg, Florida.  Mr. Schwenck received his Bachelors degree and M.B.A. from the University of South Florida.  Mr. Schwenck also received an M.S. degree from the University of Miami in 1996 after four years of extended study and application in the field of quality management and leadership.

Charles F. Spencer	67
Director of the Company and the Bank since 1999.  President of INOC LLC, a real estate management development company, since 2001, and Joshua Development LLC, since 2006, in Jacksonville, Florida.  Mr. Spencer is a member of the International Longshoremen’s Association’s AFL-CIO Executive Council where he has served as an International Vice President representing members from Maine to Texas since 2002.  In addition, Mr. Spencer is Executive Vice President of the South Atlantic and Gulf Coast District of I.L.A. and Vice President of the Florida AFL-CIO.  He serves on the Board of Trustees of Edward Waters College; the Jacksonville Housing and Community Development Board; and Westside Ministries, Inc.  Mr. Spencer is the former Chairman of the Board of the Jacksonville Sports Authority and former board member of the I.M. Sulzbacher Center for the Homeless; United Way of Northeast Florida; and the foundation board of Florida Community College at Jacksonville.

Name	Age	Positions Held and Principal Occupations During the Past Five Years
Gary L. Winfield, MD	67
Director of the Company and the Bank since 1999.  A medical director since November 2005 and a consultant since June 2000 at Memorial Hospital.  From 1991 through 2007, Dr. Winfield had an active family practice in Jacksonville Beach, Florida, operating as Sandcastle Family Practice, P.A.  Dr. Winfield has served as Vice President of Medical Affairs for Anthem Health Plans of Florida, a provider of health insurance.  Dr. Winfield received his undergraduate degree from the University of Oklahoma and is a graduate of the College of Medicine at the University of Oklahoma.

Below is biographical information on our executive officers:

Name	Age	Positions Held and Principal Occupations During the Past Five Years
Scott M. Hall	45
Executive Vice President and Chief Lending Officer of the Company and the Bank since February 2008 and previously Executive Vice President and Senior Loan Officer of the Bank from 2000.  Mr. Hall has over 20 years of experience in the financial services industry.  Before joining the Bank in 1999 as Senior Vice President, he was employed with First Union National Bank in Jacksonville for eight years as Vice President/Commercial Banking Relationship Manager.  His community activities include serving on the Board of The National Association of Industrial and Office Properties (NAIOP) and as a committee member of the Gator Bowl Association.  Mr. Hall is a graduate of the University of North Florida, where he received his Bachelor of Business Administration degree in Finance.

Valerie A. Kendall	57
Executive Vice President and Chief Financial Officer of the Company and the Bank.  Ms. Kendall’s banking career spans more than 20 years.  Prior to joining the Bank in 2004, she served from 2000 as Executive Vice President and Chief Financial Officer of P.C.B. Bancorp, Inc., a $650 million multi-bank holding company based in Clearwater, Florida.  She also held senior finance positions with AmSouth Bank, Barnett Bank (n/k/a Bank of America) and SunTrust.  Ms. Kendall received her Bachelor of Science degree in Accounting from Florida Southern College and is a Certified Public Accountant.

Gilbert J. Pomar, III	50
President and Chief Executive Officer for both the Company and the Bank, Mr. Pomar joined the Company in March 1999, having been previously employed by First Union National Bank in Jacksonville since 1991.  During his tenure with First Union, Mr. Pomar was Senior Portfolio Manager and Senior Vice President/Commercial Banking Manager. Mr. Pomar has more than 25 years of banking experience, including holding various positions with Southeast Bank, First National Bank of Chicago, Barnett Bank and Florida Coast Bank. Mr. Pomar is active in various community efforts, including directorships at the American Cancer Society, Junior Achievement of North Florida, Downtown Vision, Timuquana Country Club, University of North Florida College of Business, and the Florida Bankers Association.  Mr. Pomar is a graduate of the University of Florida, where he earned his Bachelor of Science degree in Finance.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation” in our Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Security Ownership of Directors and Officers and Certain Beneficial Owners” and “Equity Compensation Plans Information” in our Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.  This matter is further discussed in Item 5 of this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Board of Directors, Governance and Committees” in our Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the caption “Principal Accountant Fees and Services” in our Definitive Proxy Statement for the 2010 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

3.1
Articles of Incorporation of Registrant (incorporated herein by reference to Appendix A of the Company’s Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

3.2
Amended and Restated Bylaws of Registrant, as amended to date (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 2008 filed on March 20, 2009, File No. 000-30248).

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

10.4
Outsourcing Agreement with Marshall & Ilsley Corporation (now known as Metavante Corporation) (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2/A, as filed with the Securities and Exchange Commission on January 5, 1999, Registration No. 333-64815).

10.5
Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.1 to Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248.)

10.6
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

10.9
Employment Agreement between The Jacksonville Bank and Gilbert James Pomar, III (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2009, filed on May 15, 2009, File No. 000-30248).

10.10
Employment Agreement between The Jacksonville Bank and Scott M. Hall (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2009, filed on May 15, 2009, File No. 000-30248).

10.11
Employment Agreement between The Jacksonville Bank and Valerie A. Kendall (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2009, filed on May 15, 2009, File No. 000-30248).

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

___________________________ *Filed herewith

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Dated: March 19, 2010	By:	/s/ Gilbert J. Pomar, III
Gilbert J. Pomar, III
President and Chief Executive Officer
(Principal executive officer)

Dated: March 19, 2010	By:	/s/ Valerie A. Kendall
Valerie A. Kendall
Executive Vice President and Chief Financial Officer
Principal financial officer and principal accounting officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

	Director	March 19, 2010
James M. Healey

	Director	March 19, 2010
John C. Kowkabany

	Director	March 19, 2010
R.C. Mills

	Director	March 19, 2010
Gilbert J. Pomar, III

	Chairman of the Board	March 19, 2010
Donald E. Roller	of Directors

	Director	March 19, 2010
John W. Rose

	Director	March 19, 2010
John R. Schultz

	Director	March 19, 2010
Price W. Schwenck

	Director	March 19, 2010
Charles F. Spencer

	Director	March 19, 2010
Gary L. Winfield, M.D.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1
Articles of Incorporation of Registrant (incorporated herein by reference to Appendix A of the Company’s Registration Statement on Form SB-2, as effective with the Securities and Exchange Commission on September 30, 1998, Registration No. 333-64815).

3.2
Amended and Restated Bylaws of Registrant, as amended to date (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 10-K for the year ended December 31, 2008 filed on March 20, 2009, File No. 000-30248).

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

10.4
Outsourcing Agreement with Marshall & Ilsley Corporation (now known as Metavante Corporation) (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2/A, as filed with the Securities and Exchange Commission on January 5, 1999, Registration No. 333-64815).

10.5
Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.1 to Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.6
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

10.9
Employment Agreement between The Jacksonville Bank and Gilbert James Pomar, III (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2009, filed on May 15, 2009, File No. 000-30248).

10.10
Employment Agreement between The Jacksonville Bank and Scott M. Hall (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the period ended March 31, 2009, filed on May 15, 2009, File No. 000-30248).

10.11
Employment Agreement between The Jacksonville Bank and Valerie A. Kendall (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2009, filed on May 15, 2009, File No. 000-30248).

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

_______________________________
*Filed herewith