Form 10-Q
period 2010-03-31
JACKSONVILLE BANCORP INC /FL/
filed 2010-05-14
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2010

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
Yes            ☐           No           ☒

As of May 5, 2010 the latest practicable date, 1,750,437 of the Registrant’s common shares, $.01 par value, were issued and outstanding.

JACKSONVILLE BANCORP, INC.

TABLE OF CONTENTS

2.

JACKSONVILLE BANCORP, INC.
PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$6,335	$5,647
Federal funds sold	12,882	—
Total cash and cash equivalents	19,217	5,647
Securities available-for-sale	23,313	22,171
Loans, net of allowance for loan losses of $7,618 at 2010 and $6,854 at 2009	382,983	384,133
Premises and equipment, net	3,444	3,533
Bank-owned life insurance (BOLI)	8,934	8,908
Federal Home Loan Bank (FHLB) stock	3,047	3,047
Real estate owned, net	3,676	4,011
Deferred income taxes	2,330	2,015
Prepaid regulatory assessments	2,393	2,599
Accrued interest receivable	1,896	1,864
Other assets	1,142	883

Total assets	$452,375	$438,811

LIABILITIES
Deposits
Noninterest bearing	$44,165	$43,704
Money market, NOW and savings deposits	115,109	104,838
Time deposits	226,670	222,093
Total deposits	385,944	370,635
Federal funds purchased	—	227
FHLB advances	25,000	25,000
Subordinated debt	14,550	14,550
Accrued expenses and other liabilities	670	1,131
Total liabilities	426,164	411,543

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 8,000,000 shares authorized, 1,749,526 and 1,749,526 shares issued	17	17
Additional paid–in capital	18,654	18,631
Retained earnings	7,299	8,287
Treasury stock, 843 and 283 shares	(9)	(3)
Accumulated other comprehensive income	250	336
Total shareholders’ equity	26,211	27,268

Total liabilities and shareholders’ equity	$452,375	$438,811

See accompanying notes to unaudited consolidated financial statements.

3.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009
Interest and dividend income
Loans, including fees	$5,584	$5,359
Taxable securities	115	230
Tax-exempt securities	103	103
Federal funds sold and other	(7)	(11)
Total interest income	5,795	5,681

Interest expense
Deposits	$1,774	$2,311
Federal Reserve borrowing	1	31
FHLB advances	255	231
Subordinated debt	190	183
Total interest expense	2,220	2,756

Net interest income	3,575	2,925
Provision for loan losses	2,375	938

Net interest income after provision for loan losses	1,200	1,987

Noninterest income
Service charges on deposit accounts	139	160
Non-marketable equity security	—	(132)
Other income	109	118
Total noninterest income	248	146

Noninterest expense
Salaries and employee benefits	1,237	1,116
Occupancy and equipment	406	416
Regulatory assessment	260	114
Data processing	245	208
Advertising and business development	86	112
Professional fees	161	149
Telephone expense	32	31
Other real estate owned expense	464	13
Other	195	127
Total noninterest expense	3,086	2,286

Income (loss) before income taxes	(1,638)	(153)
Income tax expense (benefit)	(650)	(44)
Net income (loss)	$(988)	$(109)

Weighted average:
Common shares	1,748,832	1,748,647
Dilutive stock options and warrants	—	—
Dilutive shares	1,748,832	1,748,647
Basic earnings (loss) per common share	$(.56)	$(.06)
Diluted earnings (loss) per common share	$(.56)	$(.06)

See accompanying notes to unaudited consolidated financial statements.

4.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional			Accumulated Other
	Outstanding		Paid-In	Retained	Treasury Stock	Comprehensive
	Shares	Amount	Capital	Earnings	Amount	Income (loss)	Total

Balance at January 1, 2009	1,748,599	$17	$18,568	$8,213	$(2)	$49	$26,845

Comprehensive loss:
Net (loss)				(109)			(109)
Change in unrealized gain (loss) on securities available-for-sale, net of tax effects						90	90
Total comprehensive (loss)							(19)

Purchase of treasury stock	(1,153)				(14)		(14)

Issuance of treasury stock	1,353		(1)		16		15

Share-based compensation expense			28				28

Balance at March 31, 2009	1,748,799	$17	$18,595	$8,104	$—	$139	$26,855

Balance at January 1, 2010	1,749,243	$17	$18,631	$8,287	$(3)	$336	$27,268

Comprehensive income:
Net (loss)				(988)			(988)
Change in unrealized gain (loss) on securities available- for-sale, net of tax effects						(10)	(10)
Net unrealized loss on cash flow hedge, net of tax effects						(76)	(76)
Total comprehensive (loss)							(1,074)

Purchase of treasury stock	(560)				(6)		(6)

Share-based compensation expense			23				23

Balance at March 31, 2010	1,748,683	$17	$18,654	$7,299	$(9)	$250	$26,211

See accompanying notes to unaudited consolidated financial statements.

5.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(988)	$(109)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	104	123
Net amortization of deferred loan fees	(25)	44
Provision for loan losses	2,375	938
Premium amortization, net of accretion	9	(24)
Net loss on sale of real estate owned	—	22
Loss on write-down of real estate owned	335	—
Earnings on Bank-owned life insurance	(26)	(28)
Share-based compensation	23	43
Loss on disposal of assets	—	4
Loss on non-marketable equity investment	—	132
Deferred income tax	(264)	(155)
Net change in accrued interest receivable and other assets	(104)	(194)
Net change in accrued expenses and other liabilities	(567)	16
Net cash from operating activities	872	812

Cash flows from investing activities
Purchases of securities available-for-sale	(2,000)	—
Proceeds from maturities, calls and paydown of securities available-for-sale	833	3,277
Loan (originations) payments, net	(1,200)	(8,183)
Proceeds from sale of real estate owned	—	3,417
Additions to premises and equipment, net	(11)	(19)
Net change in Federal Home Loan Bank stock	—	(553)
Net cash from (used for) investing activities	(2,378)	(2,061)

Cash flows from financing activities
Net change in deposits	15,309	(1,038)
Net change in Fed funds purchased	(227)	—
Proceeds from Federal Reserve borrowing	—	(1,000)
Purchase of treasury stock	(6)	(14)
Net cash from financing activities	15,076	(2,052)

Net change in cash and cash equivalents	13,570	(3,301)
Cash and cash equivalents at beginning of period	5,647	10,148
Cash and cash equivalents at end of period	$19,217	$6,847

See accompanying notes to unaudited consolidated financial statements.

6.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$2,217	$2,964
Income taxes	—	—

Supplemental schedule of noncash investing activities
Transfers from loans to real estate owned	$—	$3,439

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

The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly owned subsidiary, The Jacksonville Bank, and The Jacksonville Bank’s wholly owned subsidiary, Fountain Financial, Inc.  The consolidated entity is referred to as the “Company” and The Jacksonville Bank and its subsidiary are collectively referred to as the “Bank.”  The Company’s financial condition and operating results principally reflect those of the Bank.  All intercompany balances and amounts have been eliminated.  For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 19, 2010.

The accounting and reporting policies of the Company reflect banking industry practice and conform to U.S. generally accepted accounting standards.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts, and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates.

The consolidated financial information included herein as of and for the periods ended March 31, 2010 and 2009 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2009 consolidated balance sheet was derived from the Company's December 31, 2009 audited consolidated financial statements.

Adoption of New Accounting Standards
In June 2009, the FASB amended guidance for Accounting for Transfers of Financial Assets which eliminates the concept of a qualifying special purpose entity, introduces participating interests concept in circumstances in which a portion of a financial asset has been transferred, changes the requirements for derecognizing financial assets, and requires additional disclosures for transfers of financial assets.  This guidance is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2009, and for subsequent interim and annual reporting periods.  The disclosure requirements must be applied to transfers that occurred before and after its effective date.  The adoption did not have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued new guidance to improve financial reporting for companies involved with variable interest entities by providing more relevant and reliable information to users of financial statements.  This guidance was effective as of January 1, 2010.  The adoption did not have a material impact on the Company’s financial statements.

8.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 2 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
March 31, 2010
Available-for sale
U.S. government-sponsored entities and agencies	$4,483	$26	$(28)	$4,481
State and political subdivisions	10,773	233	(44)	10,962
Mortgage-backed securities – residential	7,277	311	-	7,588
Collateralized mortgage obligations - residential	273	9	-	282

Total available-for-sale securities	$22,806	$579	$(72)	$23,313

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
December 31, 2009
Available-for sale
U.S. government-sponsored entities and agencies	$2,485	$32	$(13)	$2,504
State and political subdivisions	10,777	228	(42)	10,963
Mortgage-backed securities – residential	8,044	308	—	8,352
Collateralized mortgage obligations - residential	342	10	—	352

Total available-for-sale securities	$21,648	$578	$(55)	$22,171

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

	March 31, 2010
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale
Within one year	$6,571	$6,565
One to five years	5,187	5,266
Five to ten years	3,498	3,612
Beyond ten years	-	-
Mortgage-backed	7,277	7,588
Collateralized Mortgage Obligations	273	282
Total	$22,806	$23,313

The following table summarizes the investment securities with unrealized losses at March 31, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)
March 31, 2010

Available-for-sale
U.S. government-sponsored entities and agencies	$2,970	$(28)	$-	$-	$2,970	$(28)
States and political	1,701	(18)	529	(26)	2,230	(44)
Mortgage-backed securities – residential	-	-	-	-	-	-
Collateralized mortgage obligations - residential	-	-	-	-	-	-

Total available-for-sale securities	$4,671	$(46)	$529	$(26)	$5,200	$(72)

10.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 2 - INVESTMENT SECURITIES (Cont.)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)
December 31, 2009

Available-for-sale
U.S. government-sponsored entities and agencies	$987	$(13)	$-	$-	$987	$(13)
States and political	1,789	(25)	288	(17)	2,077	(42)
Mortgage-backed securities – residential	—	—	—	—	—	—
Collateralized mortgage obligations - residential	—	—	—	—	—	—

Total available-for-sale securities	$2,776	$(38)	$288	$(17)	$3,064	$(55)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation.

In determining OTTI for debt securities, management considers many factors, including:  (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 2 - INVESTMENT SECURITIES (Cont.)

When OTTI occurs for either debt securities or purchased beneficial interests that, on the purchase date, were rated below AA, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss.  If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of March 31, 2010, the Company’s security portfolio consisted of $23,313 of available-for-sale securities, of which $5,200 was in an unrealized loss position.  The unrealized losses are related to the Company’s U.S. Agency, and State and political securities, as discussed below:

U.S. Agency Securities

All of the U.S. Agency securities held by the Company were issued by U.S. government-sponsored entities and agencies.  The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality.

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired at March 31, 2010.

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

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired at March 31, 2010.

For the three-month period ended March 31, 2010, there were no credit losses recognized in earnings.

12.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 3 – LOAN PORTFOLIO COMPOSITION
The composition of the Bank’s loan portfolio at March 31, 2010 and December 31, 2009 is presented below along with the change from December 31, 2009.
			% Increase (Decrease)
	Total Loans	Total Loans	from December 31, 2009
	March 31, 2010	December 31, 2009	to March 31, 2010
Real estate mortgage loans:
Commercial	$230,655	$233,570	(1.2)%
Residential	97,260	97,147	0.1%
Construction and land (1)	34,208	32,987	3.7%
Commercial loans	24,927	23,838	4.6%
Consumer loans	3,980	3,899	2.1%
Subtotal	391,030	391,441	(0.1)%
Less: Net deferred loan fees	(429)	(454)	(5.5)%
Total	$390,601	$390,987	(0.1)%

(1)  Includes construction, land development and other land loans.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses for the nine months ended March 31, 2010 and 2009 follows:

	Three Months Ended
	March 31,
	2010	2009

Beginning balance	$6,854	$4,705
Provisions for loan losses charged to expense	2,375	938
Loans charged off	(1,630)	(702)
Recoveries of loans previously charged off	19	1
Ending balance, March 31	$7,618	$4,942

Impaired loans were as follows:
	March 31,	December 31,
	2010	2009
Loans with no allocated allowance for loan losses	$5,549	$4,036

Loans with allocated allowance for loan losses	16,140	18,516

Total	$21,689	$22,552

Amount of the allowance for loan losses allocated	$1,010	$786

13.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 5 – SHORT-TERM BORROWING AND FEDERAL HOME LOAN BANK ADVANCES

At March 31, 2010 and December 31, 2009, advances from the Federal Home Loan Bank (FHLB) were as follows:

	2010	2009

Convertible advances maturing June 8, 2010 with a quarterly call option beginning June 9, 2008 at a fixed rate of 4.99%	5,000	5,000

Convertible advances maturing June 8, 2012 with a quarterly call option beginning September 10, 2007 at a fixed rate of 4.68%	5,000	5,000

Convertible advances maturing August 13, 2010 with a quarterly call option beginning August 13, 2008 at a fixed rate of 4.51%	5,000	5,000

Convertible advances maturing October 4, 2010 with a quarterly call option beginning October 6, 2008 at a fixed rate of 4.15%	5,000	5,000

Advances maturing May 29, 2012 at a fixed rate of 2.11%	5,000	5,000

	$25,000	$25,000

Each advance is payable at its maturity date, with a prepayment penalty for early termination.  The advances are collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $66,900 at March 31, 2010.

The Company has a “Borrower in Custody” line of credit with the Federal Reserve by pledging excess collateral.  The amount of this line at March 31, 2010 was $31,600, all of which was available on that date.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENT
On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure. Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company has agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating rate contract (90-day LIBOR plus 375 basis points).  This derivative instrument is recognized on the balance sheet in other liabilities at its fair value of $106 on March 31, 2010.

Credit risk may result from inability of the counterparties to meet the terms of their contracts.  The Company’s exposure is limited to the replacement value of the contracts rather than the notional amount.

14.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 7 – CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies.  The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios for the Company at March 31, 2010 and December 31, 2009:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010
Total capital to risk weighted assets
Consolidated	$45,425	11.63%	$31,235	8.00%	N/A	N/A
Bank	43,106	11.06%	31,193	8.00%	$38,992	10.00%

Tier 1 (Core) capital to risk weighted assets
Consolidated	34,615	8.87%	15,618	4.00%	N/A	N/A
Bank	38,197	9.80%	15,597	4.00%	23,395	6.00%

Tier 1 (Core) capital to average assets
Consolidated	34,615	7.72%	17,931	4.00%	N/A	N/A
Bank	38,197	8.52%	17,928	4.00%	22,410	5.00%

December 31, 2009
Total capital to risk weighted assets
Consolidated	$46,393	11.87%	$31,273	8.00%	N/A	N/A
Bank	43,307	11.08%	31,255	8.00%	$39,068	10.00%

Tier 1 (Core) capital to risk weighted assets
Consolidated	35,909	9.19%	15,637	4.00%	N/A	N/A
Bank	38,399	9.83%	15,627	4.00%	23,441	6.00%

Tier 1 (Core) capital to average assets
Consolidated	35,909	8.18%	17,570	4.00%	N/A	N/A
Bank	38,399	8.75%	17,556	4.00%	21,945	5.00%

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

Derivatives:  The fair value of the derivatives is based on valuation models using observable market data as of the measurement date (Level 2).

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

Other Real Estate Owned:  Nonrecurring adjustment to certain commercial and residential real estate properties classified as other real estate owned (OREO) is measured at fair value, less costs to sell.  Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification.

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
Assets:
(Dollars in thousands)
March 31, 2010
Available-for-sale
U.S. government-sponsored entities and agencies	$4,481	—	$4,481	—
State and political subdivisions	10,962	—	10,962	—
Mortgage-backed securities - residential	7,588	—	7,588	—
Collateralized mortgage obligations - residential	282	—	282	—
Derivative asset	—	—	—	—

(Dollars in thousands)
December 31, 2009
Available-for-sale
U.S. government-sponsored entities and agencies	$2,504	—	$2,504	—
State and political subdivisions	10,963	—	10,963	—
Mortgage-backed securities - residential	8,352	—	8,352	—
Collateralized mortgage obligations - residential	352	—	352	—
Derivative asset	15	—	15	—

Liabilities:
March 31, 2010
Derivative liability	$106	—	$106	—

December 31, 2009
Derivative liability	$—	—	$—	—

17.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 8 – FAIR VALUE (Cont.)
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
March 31, 2010
Impaired loans	$4,438	—	—	$4,438
OREO	3,676			3,676

December 31, 2009
Impaired loans	$2,077	—	—	$2,077
OREO	4,011			4,011

Impaired loans, which are measured for impairment using discounted cash flows or the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,959, with a valuation allowance of $521.  Additional impaired loans, not measured using levels of inputs to measure fair value, had a carrying amount of $2,677.  Collateral dependent impaired loans, valued under Level 3, were measured using current appraised values along with information on recent market transactions as well as management’s assumptions about the criteria that market participants would use in pricing the assets.

OREO, which is measured using the collateral values, had a net carrying amount of $3,676, which is made up of the outstanding balance of $4,041, net of a valuation allowance of $365 at March 31, 2010, resulting in a write-down of $335 for the year ending March 31, 2010.

The carrying amount and estimated fair values of financial instruments at March 31, 2010 and December 31, 2009 were as follows:
	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$19,217	$19,217	$5,647	$5,647
Securities available-for-sale	23,313	23,313	22,171	22,171
Loans, net	382,983	388,733	384,133	387,291
Federal Home Loan Bank stock	3,047	n/a	3,047	n/a
Independent Bankers’ Bank Stock	153	n/a	153	n/a
Accrued interest receivable	1,896	1,896	1,864	1,864
Interest rate swap	—	—	15	15

18.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 8 – FAIR VALUE (Cont.)

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial liabilities
Deposits	$385,944	$388,733	$370,635	$373,493
Federal funds purchased	—	—	227	227
Other borrowings	25,000	25,667	25,000	25,771
Subordinated debentures	14,550	6,500	14,550	5,708
Accrued interest payable	427	427	424	424
Interest rate swap	106	106	—	—

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

19.

JACKSONVILLE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Jacksonville Bancorp, Inc. (“Bancorp”) was incorporated on October 24, 1997 and was organized to conduct the operations of The Jacksonville Bank (together with its subsidiary, Fountain Financial, Inc., the “Bank”).  The Bank is a Florida state-chartered commercial bank that opened for business on May 28, 1999, and its deposits are insured by the Federal Deposit Insurance Corporation.  The Bank provides a variety of community banking services to businesses and individuals in the greater Jacksonville area of Northeast Florida.  During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary.  The primary business activities of Fountain Financial, Inc. consist of referral of our customers to third parties for the sale of insurance products.  Bancorp, the Bank and Fountain Financial, Inc. are collectively referred to herein as the “Company.”

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

Business Strategy

Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans.  We also invest in securities backed by the United States government, and agencies thereof, as well as municipal tax-exempt bonds.  Our profitability depends primarily on our net interest income, which is the difference between the income we receive from our loan and securities investment portfolios and costs incurred on our deposits, the Federal Home Loan Bank (“FHLB”) advances, Federal Reserve borrowings and other sources of funding.  Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income is generated as the relative amounts of interest-earning assets grow in relation to the relative amounts of interest-bearing liabilities.  In addition, the level of noninterest income earned and noninterest expenses incurred also affects profitability.  Included in noninterest income are service charges earned on deposit accounts and increases in cash surrender value of Bank Owned Life Insurance (“BOLI”).  Included in noninterest expense are costs incurred for salaries and employee benefits, occupancy and equipment expenses, data processing expenses, marketing and advertising expenses, federal deposit insurance premiums and legal, professional fees, and OREO expenses.

20.

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

On May 10, 2010, Jacksonville Bancorp, Inc. and Atlantic BancGroup, Inc. (“ATBC”) entered into a merger agreement providing for the merger of Atlantic BancGroup, Inc. into Jacksonville Bancorp.  The merger agreement also contemplates the consolidation of Oceanside Bank into The Jacksonville Bank.  Additionally, Bancorp announced the signing of a stock purchase agreement with four private investors led by CapGen Capital Group IV LP ("CapGen") providing for $30 million in new capital through the sale of newly issued shares of Bancorp common stock subject to completion of the mergers.  The transactions have been approved by the Boards of Directors of each company.

Under the terms of the merger agreement, ATBC shareholders will receive 0.2 shares of Bancorp common stock for each share of ATBC common stock.  Additionally, ATBC shareholders may receive cash of up to approximately $0.65 per share, subject to the qualifying sale of certain ATBC assets.  A total of approximately 250,000 shares of Bancorp common stock is expected to be issued to ATBC shareholders.

Under the terms of the stock purchase agreement, Bancorp will issue approximately 3 million shares of its common stock at a price of $10.00 per share.  The largest investment is coming from CapGen, which has agreed to purchase approximately $20 million.  John Sullivan of CapGen will become a new director of the combined company pending the closing of the transactions, joining CapGen principal John Rose, who is a current Bancorp director.

The merger is conditioned upon approval by the Federal Reserve Board, the Florida Office of Financial Regulation, ATBC's shareholders and other customary closing conditions.  The sale of the Bancorp common stock and other aspects of the transaction are subject to approval by Bancorp shareholders and to regulatory approvals.

21.

Introduction

In the following pages, management presents an analysis of the financial condition of the Company as of March 31, 2010 compared to December 31, 2009, and the results of operations for the three months ended March 31, 2010 compared with the same period in 2009.  This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Comparison of Financial Condition at March 31, 2010 and December 31, 2009

Total assets increased $13.6 million, or 3.1%, from $438.8 million at December 31, 2009 to $452.4 million at March 31, 2010.  During the three months ended March 31, 2010, the Company experienced a net loan decrease of $1.2 million, or 0.3%.  Increases in construction real estate loans of $1.2 million, or 3.7%, and commercial loans of $1.1 million, or 4.6%, were offset by a decrease in commercial real estate loans of $2.9 million, or 1.2%.  In addition, the allowance for loan loss increased by $764,000.

Total cash and cash equivalents increased $13.6 million from $5.6 million at December 31, 2009 to $19.2 million at March 31, 2010 due to an increase in federal funds sold of $12.9 million.  Investment securities available-for-sale increased $1.1 million to $23.3 million at March 31, 2010.  During the three months ended March 31, 2010, we purchased $2.0 million of U.S. government agency securities.  In addition, we received $833,000 in proceeds from maturities, calls and principal repayments.

Total deposits increased $15.3 million, or 4.1%, from $370.6 million at December 31, 2009 to $385.9 million at March 31, 2010.  During the three months ended March 31, 2010, money market, NOW and savings deposits increased $10.3 million to $115.1 million, time deposits increased $4.6 million to $226.7 million and noninterest bearing deposits increased $461,000 to $44.1 million.

Federal Home Loan Bank advances were $25.0 million at December 31, 2009 and at March 31, 2010.

Total shareholders' equity decreased by $1.1 million from $27.3 million at December 31, 2009 to $26.2 million at March 31, 2010.  The decrease is mainly attributable to a net loss of $988,800 and a $76,000 net unrealized loss on cash flow hedge derivative.  At March 31, 2010, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 1,749,526 shares were issued and 1,748,683 shares were outstanding.  In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at March 31, 2010.

Comparison of Operating Results for the Three Months Ended March 31, 2010 and 2009

Net Income

There was a net loss for the first three months of 2010 of $988,000, compared to a $109,000 net loss in the first three months of 2009.  On a diluted per share basis, the net loss was $0.56 for the three months ended March 31, 2010, compared to net loss of $0.06 per diluted share in 2009.  The net loss for the first three months of 2010 was driven primarily by additional provisions for loan losses, an increase in the FDIC regulatory assessment, write-down of OREO values, and other related expenses on foreclosed properties.

22.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $3.6 million for the three months ended March 31, 2010, compared to $2.9 million for the same period in 2009.  Interest income increased $114,000 when compared to the first three months of the prior year.  This was a result of the average earning asset growth of $13.3 million, offset by a 7 basis point interest rate decrease on the average earning assets.

The average loan balances increased $9.0 million for the three months ended March 31, 2010 compared to the same period in the prior year.  The average yield on interest-earning assets for the first three months of 2010 was 5.51%, which was a decrease of 7 basis points, compared to the 5.58% yield earned during the first three months of 2009.

The average cost of interest-bearing liabilities decreased 72 basis points from 3.11% in the first three months of 2009 to 2.39% in the comparable period in 2010.  The average cost of interest-bearing deposits and all interest-bearing liabilities reflect, in part, the change in the funding mix for the first three months of 2010 as compared to the same period in 2009.

The net interest margin increased by 53 basis points from 2.87% to 3.40% when comparing the first three months of 2010 to the same period last year.  This increase is mainly the result of the Company taking advantage of the lowest funding sources and focusing on core deposit gathering initiatives.  The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and has taken action to reduce costs through core deposit gathering initiatives focused on generating lower cost demand, money market and savings accounts.

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and shareholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

23.

	Three Months Ended March 31,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$391,073	$5,584	5.79%	$382,071	$5,359	5.69%
Securities (2)	25,340	218	3.49	30,344	333	4.45
Other interest-earning assets (3)	10,037	(7)	(.28)	696	(11)	(6.41)
Total interest-earning assets	426,450	5,795	5.51	413,111	5,681	5.58
Noninterest-earning assets (4)	21,416			16,824
Total assets	$447,866			$429,935

Interest-bearing liabilities:
Savings deposits	$11,058	$36	1.32	$13,052	$65	2.02
NOW deposits	5,878	3	.21	9,900	7	.29
Money market deposits	94,308	368	1.58	65,727	275	1.70
Time deposits	225,751	1,367	2.46	209,212	1,964	3.81
FHLB advances	25,000	255	4.14	21,800	231	4.30
Federal Reserve borrowing	800	1	.51	25,461	31	.49
Subordinated debt	14,550	190	5.30	14,550	183	5.10
Other interest-bearing liabilities (5)	50	—	—	144	—	—
Total interest-bearing liabilities	377,395	2,220	2.39	359,846	2,756	3.11
Noninterest-bearing liabilities	43,105			42,986
Shareholders' equity	27,366			27,103
Total liabilities and shareholders' equity	$447,866			$429,935

Net interest income		$3,575			$2,925

Interest rate spread (6)			3.12%			2.47%

Net interest margin (7)			3.40%			2.87%

(1)	Includes nonaccrual loans and deferred loan fees of $124.
(2)	Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.
(3)	Includes federal funds sold. The negative income is a result of the amortized expense on the subordinated debt.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes federal funds purchased.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.

24.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Three Months Ended March 31,
	2010 Versus 2009 (1)
	Increase (decrease) due to changes in:
			Net
	Volume	Rate	Change
	(Dollars in thousands)
Interest income:
Loans	$128	$97	$225
Securities	(50)	(65)	(115)
Other interest-earning assets	(16)	20	4
Total interest income	62	52	114

Interest expense:
Savings deposits	(9)	(20)	(29)
NOW deposits	(2)	(2)	(4)
Money market deposits	113	(20)	93
Time deposits	145	(742)	(597)
FHLB advances	33	(9)	24
Federal Reserve borrowing	(31)	1	(30)
Subordinated debt	—	7	7
Other interest-bearing liabilities	—	—	—
Total interest expense	249	(785)	(536)

Decrease in net interest income	$(187)	$837	$650

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

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

25.

Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 19, 2010.

Asset Quality

The Company has identified certain assets as risk elements.  These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, troubled debt restructurings, and foreclosed real estate.  Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due.  These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value.  The Company’s risk elements at March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Nonaccruing loans	$7,403	$8,745

Loans past due over 90 days still on accrual	—	—
Total nonperforming loans	7,403	8,745
Foreclosed assets, net	3,676	4,011
Total nonperforming assets	11,079	12,756
Troubled debt restructuring	17,026	14,840
Total nonperforming assets and troubled debt restructuring	$28,105	$27,596

Allowance for loan losses	$7,618	$6,854

Nonperforming loans and foreclosed assets as a percent of total assets	2.45%	2.91%
Nonperforming loans as a percent of gross loans	1.90%	2.24%
Allowance for loan losses as a percent of nonperforming loans	102.90%	78.38%

Loans past due 30-89 days, still accruing	$4,396	$5,308
Assets classified as substandard and doubtful	$42,918	$44,815

Loans are impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms.  At March 31, 2010, the Company had impaired loans of $21.7 million, compared to $22.6 million at December 31, 2009.  Of the $21.7 million impaired loans, $7.4 million are nonperforming loans as reflected above.

The Company has loan balances of $17.0 million for customers whose loans are classified as troubled debt restructuring and such loans are included in the impaired loan balances of $21.7 million at March 31, 2010.  There are no additional funds committed to customers whose loans are classified as troubled debt restructuring.  Each of the loans classified as troubled debt restructuring currently carries a market rate of interest, floating tied to the Prime rate.  Most of these loans were modified to suspend principal payments for a period of time less than or equal to one year, and the interest rate was modified from a fixed rate to a floating rate tied to the Prime rate.  Of the $1.0 million allowance for loan losses reserved for impaired loans, the Company has allocated $612,000 to customers whose loan terms have been modified in troubled debt restructuring.

26.

While the Company experienced improvement in nonperforming assets during the first quarter, it considers all risk elements, including early indicators of potential problem loans, when determining the appropriateness of the allowance for loan losses.  The Company had an improvement in loans past due 30-89 days from $5.3 million at December 31, 2009 to $4.4 million at March 31, 2010.

During the first three months of 2010, the Bank recorded $464,000 for OREO expenses, which included a $335,000 write down for property value declines, and $129,000 for other related expenses on foreclosed property.

The Company critically evaluates all requests for additional funding on classified loans to determine whether the borrower has the capacity and willingness to repay.  Any requests of this nature require concurrence by the Loan Committee of the Bank’s Board of Directors.

Allowance and Provision for Loan Losses

The allowance for loan losses grew by $764,000 during the first three months of 2010, amounting to $7.6 million at March 31, 2010, as compared to $6.9 million at December 31, 2009.  The allowance represented approximately 1.95% of total loans at March 31, 2010 and 1.75% at December 31, 2009.  During the first three months of 2010, the Company had charge-offs of $1.6 million, recoveries of $19,000 and recorded a $2.4 million provision for loan losses compared to charge-offs of $702,000, recoveries of $1,000 and a provision for loan losses of $938,000 for the first three months of 2009.  The larger provision for loan losses in 2010 was driven primarily by the charge off of one large substandard graded loan and two substandard loans that were charged down to the net realizable value of the collateral based on an updated appraisal.  Additionally, the worsening economic conditions, coupled with the continued softness in the residential real estate market and the growing softness in the commercial real estate market, along with the Bank’s concentration in collateral dependent real estate loans, were considered when determining the appropriate level of loan loss reserves in the first three months of 2010.

The Bank’s increased identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own experience as well as industry and economic trends.  Impaired loans were $21.7 million as of March 31, 2010; of this amount, $1.0 million was specifically allocated to the allowance for loan losses which is deemed appropriate to absorb probable losses.

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

27.

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

Based on the results of the analysis performed by management at March 31, 2010, the allowance for loan loss is considered to be appropriate to absorb estimated loan losses in the portfolio as of that date.  As more fully discussed in the “Critical Accounting Policies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates.  Actual results could differ significantly from these estimates.

The amount of future charge-offs and provisions for loan losses could be affected by, among other things, economic conditions in Jacksonville, Florida, and the surrounding communities.  Such conditions could affect the financial strength of the Company’s borrowers and the value of real estate collateral securing the Company’s mortgage loans.  Loans secured by real estate represent approximately 93% of the Company’s total loans outstanding at March 31, 2010.  Economic conditions in Jacksonville have deteriorated over the last several quarters, resulting in a softening of real estate values.  Conditions and values could deteriorate further in the future, and such deterioration could be substantial.  If this were to occur, some of the Company’s borrowers may be unable to make the required contractual payments on their loans, and the Company may be unable to realize the full carrying value of such loans through foreclosure.  The Company is unable to determine at this time the effect of such an occurrence on the Company’s financial condition and results of operations; however, management believes that the Company should not be any more affected than the overall market.

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

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $248,000 for the three months ended March 31, 2010, compared to $146,000 for the comparable 2009 period.  In 2009, the Company experienced a $132,000 write-off in the stock of Silverton Bank, N.A. due to its May 2009 failure which was offset by a loan referral fee in the amount of $52,000.

Noninterest expense was $3.1 million for the three months ended March 31, 2010, compared to $2.3 million in the same period in 2009.  The increase in noninterest expense was primarily a result of recording an additional $146,000 of regulatory assessments in 2010, recording a $335,000 write-down of OREO property values, and recording $129,000 for other related expenses on bank owned property.

The income tax benefit for the three months ended March 31, 2010 was $650,000, compared to an income tax benefit of $44,000 for the three months ended March 31, 2009.  The tax benefit is the result of the benefits derived from tax-free municipal bonds and tax-free income earned on the bank-owned life insurance policies, resulting in a greater percentage of loss being recorded as a benefit.

28.

Capital

The Company’s capital management policy is designed to build and maintain capital levels that meet regulatory standards.  Under current regulatory capital standards, banks are classified as well-capitalized, adequately-capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%.  The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 11.05%, 9.80% and 8.52%, respectively, at March 31, 2010.  The Company also maintains capital levels that meet the same regulatory standards.  If the capital ratios of Bancorp and the Bank were to fall below levels required under regulatory standards, it is their policy to increase capital in an amount sufficient to meet regulatory requirements within 30 days.

The Company has included in Tier 1 Capital and Total Capital a portion of the trust preferred securities that were issued in June 2004, December 2006 and June 2008.

Cash Flows and Liquidity

Cash Flows. The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances, Federal Reserve Bank borrowings and federal funds purchased.  The Company uses cash from these and other sources to fund loan growth.  Any remaining cash is used primarily to reduce borrowings and to purchase investment securities.  During the first three months of 2010, the Company’s cash and cash equivalent position increased by $13.6 million.  The increase in cash mainly resulted from an increase in deposit accounts of approximately $15.3 million from $370.1 million at December 31, 2009 to $385.9 million at March 31, 2010, offset by net loan originations of $1.2 million.

Liquidity.  The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows.  The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold.  At March 31, 2010, the Company had $23.3 million in available-for-sale securities, $7.3 million of which was pledged to the Federal Reserve Bank for the Borrower in Custody Program.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks.  The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market and brokered certificates of deposit.  The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the FHLB, Federal Reserve Discount Window and other commercial banks.  These lines, in the aggregate amount of approximately $108.1 million, do not represent legal commitments to extend credit.

Contractual Obligations, Commitments and Contingent Liabilities.  The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments.  Management believes that there have been no material changes in the Company’s overall level of these financial obligations since December 31, 2009 and that any changes in the Company’s obligations which have occurred are routine for the industry.  Further discussion of the nature of each type of obligation is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 19, 2010, and is incorporated herein by reference.

Off-Balance Sheet Arrangements.  There have been no material changes in the risks related to off-balance sheet arrangements since the Company’s disclosure in its Annual Report on Form 10-K for the year ended December 31, 2009.

29.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk that a financial institution will be adversely impacted by unfavorable changes in market prices.   These unfavorable changes could result in a reduction in net interest income, which is the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities.

Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons.  The primary goal of interest rate risk management is to control this risk within limits approved by the Board of Directors and narrower guidelines approved by the Asset Liability Committee.  These limits and guidelines reflect the Bank’s tolerance for interest rate risk.  The Bank attempts to control interest rate risk by identifying and quantifying exposures.  The Bank quantifies its interest rate risk exposures using sophisticated simulation and valuation models as well as simpler gap analyses performed by a third-party vendor specializing in this activity.  There have been no significant changes in the Bank’s primary market risk exposure or how those risks are managed since our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2009.

The Bank’s internal policy on interest rate risk specifies that if interest rates were to shift immediately up or down 200 basis points, estimated net interest income for the next 12 months should change by less than 15%.  The most current simulation projects the Bank’s net interest income to be within the parameters of its internal policy and has not changed significantly from our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2009.  Such simulation involves numerous assumptions and estimates, which are inherently subjective and are subject to substantial business and economic uncertainties.  Accordingly, the actual effects of an interest rate shift under actual future conditions may be expected to vary significantly from those derived from the simulation to the extent that the assumptions used in the simulation differ from actual conditions.

Item 4.  Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Bancorp maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Based upon management’s evaluation of those controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer of Bancorp concluded that, subject to the limitations noted below, Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(c) under the Exchange Act) are effective to ensure that the information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)    Changes in Internal Controls

In the ordinary course of business, Bancorp may routinely modify, upgrade and enhance its internal controls and procedures for financial reporting.  In an effort to improve internal control over financial reporting, Bancorp continues to emphasize the importance of identifying areas for improvement and to create and implement new policies and procedures where deficiencies exist.  There have not been any changes in Bancorp’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal control over financial reporting.

30.

(c)    Limitations on the Effectiveness of Controls

Bancorp’s management, including its Chief Executive Officer and its Chief Financial Officer, does not expect that its disclosure controls and internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.

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

31.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted against Bancorp, its subsidiary and/or their directors, officers or affiliates.  In the ordinary course of business, Bancorp and its subsidiary are also subject to regulatory examinations, information gathering requests, inquiries and investigations.  Other than ordinary routine litigation incidental to the Company’s business, management believes after consultation with legal counsel that there are no pending legal proceedings against Bancorp or the Bank that will, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of Bancorp.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 19, 2010.

Item 6.      Exhibits
Exhibit No. 3.1:        Articles of Incorporation of Jacksonville Bancorp, Inc. (1)

Exhibit No. 3.2:        Amended and Restated Bylaws of Jacksonville Bancorp, Inc., as amended to date (2)

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

JACKSONVILLE BANCORP, INC.

Date: May 14, 2010	/s/ Price W. Schwenck
Price W. Schwenck
Chief Executive Officer

Date: May 14, 2010	/s/ Valerie A. Kendall
Valerie A. Kendall
Executive Vice President
and Chief Financial Officer

33.

JACKSONVILLE BANCORP, INC.

EXHIBIT INDEX

Exhibit No. 3.1:        Articles of Incorporation of Jacksonville Bancorp, Inc. (1)

Exhibit No. 3.2:        Amended and Restated Bylaws of Jacksonville Bancorp, Inc., as amended to date (2)

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