Form 10-Q
period 2010-06-30
JACKSONVILLE BANCORP INC /FL/
filed 2010-08-13
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐ No ☒

As of July 31, 2010, the latest practicable date, 1,750,437 of the Registrant’s common shares, $.01 par value, were issued and outstanding.

JACKSONVILLE BANCORP, INC.
TABLE OF CONTENTS
		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets	3

	Consolidated Statements of Income (Loss)	4

	Consolidated Statements of Changes in Shareholders’ Equity	5

	Consolidated Statements of Cash Flows	6

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

Item 4.	Controls and Procedures	31

Part II—Other Information

Item 1.	Legal Proceedings	32

Item 1A.	Risk Factors	32

Item 6.	Exhibits	36

SIGNATURES		37

EXHIBIT INDEX		38

CERTIFICATIONS
Certification of Price W. Schwenck under Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Valerie A. Kendall under Section 302 of the Sarbanes-Oxley Act of 2002
Certification under Section 906 of the Sarbanes-Oxley Act of 2002

JACKSONVILLE BANCORP, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$6,659	$5,647
Federal funds sold	16,472	—
Total cash and cash equivalents	23,131	5,647
Securities available-for-sale	25,448	22,171
Loans, net of allowance for loan losses of $8,248 at 2010 and $6,854 at 2009	373,885	384,133
Premises and equipment, net	3,406	3,533
Bank-owned life insurance (BOLI)	9,037	8,908
Federal Home Loan Bank (FHLB) stock	3,047	3,047
Real estate owned, net	6,089	4,011
Deferred income taxes	2,729	2,015
Prepaid regulatory assessments	2,159	2,599
Accrued interest receivable	1,978	1,864
Other assets	1,319	883

Total assets	$452,228	$438,811

LIABILITIES
Deposits
Noninterest bearing	$40,843	$43,704
Money market, NOW and savings deposits	127,317	104,838
Time deposits	223,538	222,093
Total deposits	391,698	370,635
Federal funds purchased	—	227
FHLB advances	20,000	25,000
Subordinated debt	14,550	14,550
Accrued expenses and other liabilities	949	1,131
Total liabilities	427,197	411,543

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 8,000,000 shares authorized, 1,750,437 and 1,749,526 shares issued	18	17
Additional paid–in capital	18,678	18,631
Retained earnings	6,306	8,287
Treasury stock, 1,050 and 283 shares	(12)	(3)
Accumulated other comprehensive income	41	336
Total shareholders’ equity	25,031	27,268

Total liabilities and shareholders’ equity	$452,228	$438,811

See accompanying notes to unaudited consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$5,528	$5,383	$11,112	$10,742
Taxable securities	123	150	238	380
Tax-exempt securities	100	104	203	207
Federal funds sold and other	(2)	(12)	(9)	(23)
Total interest income	5,749	5,625	11,544	11,306

Interest expense
Deposits	1,788	2,116	3,562	4,427
Federal Reserve borrowing	—	31	1	62
FHLB advances	242	249	497	480
Subordinated debt	192	160	382	343
Total interest expense	2,222	2,556	4,442	5,312

Net interest income	3,527	3,069	7,102	5,994
Provision for loan losses	1,920	1,307	4,295	2,245
Net interest income after provision for loan losses	1,607	1,762	2,807	3,749

Noninterest income
Service charges on deposit accounts	124	147	263	307
Non-marketable equity security	—	—	—	(132)
Other income	162	77	271	195
Total noninterest income	286	224	534	370

Noninterest expense
Salaries and employee benefits	1,281	1,111	2,518	2,227
Occupancy and equipment	412	405	818	821
Regulatory assessment	251	492	511	606
Data processing	250	232	495	440
Merger related costs	353	—	353	—
Advertising and business development	132	99	218	211
Professional fees	169	125	330	274
Telephone expense	34	32	66	63
Other real estate owned expense	379	37	844	50
Other	182	134	376	261
Total noninterest expense	3,443	2,667	6,529	4,953

Income (loss) before income taxes	(1,550)	(681)	(3,188)	(834)
Income tax expense (benefit)	(558)	(285)	(1,208)	(329)
Net income (loss)	(992)	(396)	(1,980)	(505)

Weighted average:
Common shares	1,749,443	1,748,214	1,749,140	1,748,429
Dilutive stock options and warrants	—	—	—	—
Dilutive shares	1,749,443	1,748,214	1,749,140	1,748,429
Basic earnings (loss) per common share	$(.57)	$(.23)	$(1.13)	$(.29)
Diluted earnings (loss) per common share	$(.57)	$(.23)	$(1.13)	$(.29)

See accompanying notes to unaudited consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional		Treasury	Accumulated Other Comprehensive
	Outstanding		Paid-In	Retained	Stock	Income
	Shares	Amount	Capital	Earnings	Amount	(loss)	Total
Balance at January 1, 2009	1,748,599	$17	$18,568	$8,213	$(2)	$49	$26,845

Comprehensive loss:
Net (loss)				(505)			(505)
Change in unrealized gain (loss) on securities available-for- sale, net of tax effects						65	65
Total comprehensive (loss)							(440)

Purchase of treasury stock	(2,353)				(26)		(26)

Issuance of treasury stock	1,353		(1)		16		15

Share-based compensation expense			39				39

Balance at June 30, 2009	1,747,599	$17	$18,606	$7,708	$(12)	$114	$26,433

Balance at January 1, 2010	1,749,243	$17	$18,631	$8,287	$(3)	$336	$27,268

Comprehensive income:
Net (loss)				(1,980)			(1,980)
Change in unrealized gain (loss) on securities available- for-sale, net of tax effects						88	88
Net unrealized loss on cash flow hedge, net of tax effects						(383)	(383)
Total comprehensive (loss)							(2,275)

Purchase of treasury stock	(1,817)				(20)		(20)

Issuance of treasury stock	1,050			(1)	11		10

Common stock issued	911	1					1

Share-based compensation expense			47				47

Balance at June 30, 2010	1,749,387	$18	$18,678	$6,306	$(12)	$41	$25,031

See accompanying notes to unaudited consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(1,980)	$(505)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	211	235
Net amortization (accretion) of deferred loan fees	(58)	47
Provision for loan losses	4,295	2,245
Premium amortization, net of accretion	(174)	(22)
Net loss on sale of real estate owned	41	—
Loss on write-down of real estate owned	486	—
Earnings on Bank-owned life insurance	(129)	(64)
Share-based compensation	58	54
Loss on disposal of assets	3	4
Loss on non-marketable equity investment	—	132
Deferred income tax	(537)	(496)
Net change in accrued interest receivable and other assets	(134)	278
Net change in accrued expenses and other liabilities	(780)	351
Net cash from operating activities	1,302	2,259

Cash flows from investing activities
Purchases of securities available-for-sale	(7,239)	(2,000)
Proceeds from maturities, calls and paydown of securities available-for-sale	4,277	9,032
Loan (originations) payments, net	3,389	(12,680)
Proceeds from sale of real estate owned	17	—
Additions to premises and equipment, net	(78)	(22)
Net change in Federal Home Loan Bank stock	—	(886)
Net cash from (used for) investing activities	366	(6,556)

Cash flows from financing activities
Net change in deposits	21,063	(23,680)
Net change in Fed funds purchased	(227)	—
Net change from Federal Reserve borrowing	—	7,000
Repayment of fixed rate FHLB advances	(5,000)	—
Purchase of fixed rate FHLB advances	—	5,000
Net change in overnight FHLB advances	—	15,200
Purchase of treasury stock	(20)	(26)
Net cash from financing activities	15,816	3,494

Net change in cash and cash equivalents	17,484	(803)
Cash and cash equivalents at beginning of period	5,647	10,148
Cash and cash equivalents at end of period	$23,131	$9,345

See accompanying notes to unaudited consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$4,456	$5,537
Income taxes	—	15

Supplemental schedule of noncash investing activities
Transfers from loans to real estate owned	$2,622	$564

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

In 2010, The Jacksonville Bank formed TJB Properties, LLC, a wholly owned subsidiary of The Jacksonville Bank for the sole purpose of managing property acquired through foreclosure.  The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly owned subsidiary, The Jacksonville Bank, and The Jacksonville Bank’s wholly owned subsidiaries, Fountain Financial, Inc. and TJB Properties, LLC.  The consolidated entity is referred to as the “Company” and The Jacksonville Bank and its subsidiaries are collectively referred to as the “Bank.”  The Company’s financial condition and operating results principally reflect those of the Bank.  All intercompany balances and amounts have been eliminated.  For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 19, 2010.

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

The consolidated financial information included herein as of and for the periods ended June 30, 2010 and 2009 is unaudited; however, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2009 consolidated balance sheet was derived from the Company's December 31, 2009 audited consolidated financial statements.

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

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 2 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
June 30, 2010
Available-for sale
U.S. government-sponsored entities and agencies	$1,985	$23	$—	$2,008
State and political subdivisions	10,349	262	(22)	10,589
Mortgage-backed securities – residential	6,828	404	-	7,232
Collateralized mortgage obligations - residential	5,621	10	(12)	5,619

Total available-for-sale securities	$24,783	$699	$(34)	$25,448

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
December 31, 2009
Available-for sale
U.S. government-sponsored entities and agencies	$2,485	$32	$(13)	$2,504
State and political subdivisions	10,777	228	(42)	10,963
Mortgage-backed securities – residential	8,044	308	—	8,352
Collateralized mortgage obligations - residential	342	10	—	352

Total available-for-sale securities	$21,648	$578	$(55)	$22,171

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

	June 30, 2010
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale
Within one year	$3,652	$3,685
One to five years	5,715	5,832
Five to ten years	2,967	3,080
Beyond ten years	-	-
Mortgage-backed	6,828	7,232
Collateralized Mortgage Obligations	5,621	5,619
Total	$24,783	$25,448

The following table summarizes the investment securities with unrealized losses at June 30, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)
June 30, 2010

Available-for-sale
U.S. government- sponsored entities and agencies	$—	$—	$—	$—	$—	$—
States and political	1,276	(7)	540	(15)	1,816	(22)
Mortgage-backed securities – residential	—	—	—	—	—	—
Collateralized mortgage obligations - residential	5,381	(12)	—	—	5,381	(12)

Total available-for-sale securities	$6,657	$(19)	$540	$(15)	$7,197	$(34)

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 2 - INVESTMENT SECURITIES (Cont.)

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)
December 31, 2009

Available-for-sale
U.S. government- sponsored entities and agencies	$987	$(13)	$—	$—	$987	$(13)
States and political	1,789	(25)	288	(17)	2,077	(42)
Mortgage-backed securities – residential	—	—	—	—	—	—
Collateralized mortgage obligations - residential	—	—	—	—	—	—

Total available-for-sale securities	$2,776	$(38)	$288	$(17)	$3,064	$(55)

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

As of June 30, 2010, the Company’s security portfolio consisted of $25,448 of available-for-sale securities, of which $7,197 was in an unrealized loss position. The unrealized losses are related to the Company’s U.S. Agency, and State and political securities, as discussed below:

U.S. Agency Securities

All of the U.S. Agency securities held by the Company were issued by U.S. government-sponsored entities and agencies.  The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality.

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired at June 30, 2010.

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

Because the Company does not have the intent to sell these securities, it is likely that it will not be required to sell the securities before their anticipated recovery.  The Company does not have state and political securities at an unrealized loss position at June 30, 2010.  The Company had $987,000 of these securities at December 31, 2009.

Mortgage-Backed Securities

The mortgage-backed securities portfolio includes collateralized mortgage obligations with a market value of $5,619 at June 30, 2010.  Of the $5,619 of collateralized mortgage obligations, $5,381 was in an unrealized loss position of $12.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
NOTE 2 - INVESTMENT SECURITIES (Cont.)

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporary impaired at June 30, 2010.

For the six-month period ended June 30, 2010, there were no credit losses recognized in earnings.

NOTE 3 – LOAN PORTFOLIO COMPOSITION

The composition of the Bank’s loan portfolio at June 30, 2010 and December 31, 2009 is presented below along with the change from December 31, 2009.

	Total Loans June 30, 2010	Total Loans December 31, 2009	% Increase (Decrease) from December 31, 2009 to June 30, 2010
Real estate mortgage loans:
Commercial	$228,989	$233,570	(2.0)%
Residential	94,037	97,147	(3.2)%
Construction and land (1)	31,245	32,987	(5.3)%
Commercial loans	25,140	23,838	5.5%
Consumer loans	3,118	3,899	(20.0)%
Subtotal	382,529	391,441	(2.3)%
Less: Net deferred loan fees	(396)	(454)	(12.8)%
Total	$382,133	$390,987	(2.3)%

(1)     Includes construction, land development and other land loans.

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the three and six months ended June 30, 2010 and 2009 follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Beginning balance	$7,618	$4,942	$6,854	$4,705
Provisions for loan losses charged to expense	1,920	1,307	4,295	2,245
Loans charged off	(1,332)	(587)	(2,962)	(1,289)
Recoveries of loans previously charged off	42	1	61	2
Ending balance, June 30	$8,248	$5,663	$8,248	$5,663

Impaired loans were as follows:

	June 30,	December 31,
	2010	2009
Loans with no allocated allowance for loan losses	$5,905	$4,036
Loans with allocated allowance for loan losses	15,999	18,516
Total	$21,904	$22,552

Amount of the allowance for loan losses allocated	$1,180	$786

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 5 – SHORT-TERM BORROWING AND FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2010 and December 31, 2009, advances from the Federal Home Loan Bank (FHLB) were as follows:

	2010	2009
Convertible advances maturing June 8, 2010 with a quarterly call option beginning June 9, 2008 at a fixed rate of 4.99%	—	5,000

Convertible advances maturing June 8, 2012 with a quarterly call option beginning September 10, 2007 at a fixed rate of 4.68%	5,000	5,000

Convertible advances maturing August 13, 2010 with a quarterly call option beginning August 13, 2008 at a fixed rate of 4.51%	5,000	5,000

Convertible advances maturing October 4, 2010 with a quarterly call option beginning October 6, 2008 at a fixed rate of 4.15%	5,000	5,000

Advances maturing May 29, 2012 at a fixed rate of 2.11%	5,000	5,000

	$20,000	$25,000

Each advance is payable at its maturity date, with a prepayment penalty for early termination.  The advances are collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $62,452 at June 30, 2010.

The Company has a “Borrower in Custody” line of credit with the Federal Reserve by pledging excess collateral.  The amount of this line at June 30, 2010 was $29,279, all of which was available on that date.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENT

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure. Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company has agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating rate contract (90-day LIBOR plus 375 basis points).  This derivative instrument is recognized on the balance sheet in other liabilities at its fair value of $598 on June 30, 2010.

Credit risk may result from the inability of the counterparties to meet the terms of their contracts.  The Company’s exposure is limited to the replacement value of the contracts rather than the notional amount.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 7 – CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies.  The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios for the Company at June 30, 2010 and December 31, 2009.  Management and the Board of Directors have committed to maintain Total Risk-Based Capital at 10% and Tier 1 Capital to Average Assets at 8% at the Bank.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010
Total capital to risk
weighted assets
Consolidated	$44,206	11.51%	$30,737	8.00%	N/A	N/A
Bank	42,304	11.04%	30,650	8.00%	$38,312	10.00%

Tier 1 (Core) capital to risk
weighted assets
Consolidated	33,141	8.63%	15,369	4.00%	N/A	N/A
Bank	37,472	9.78%	15,325	4.00%	22,987	6.00%

Tier 1 (Core) capital to
average assets
Consolidated	33,141	7.31%	18,146	4.00%	N/A	N/A
Bank	37,472	8.27%	18,130	4.00%	22,662	5.00%

December 31, 2009
Total capital to risk
weighted assets
Consolidated	$46,393	11.87%	$31,273	8.00%	N/A	N/A
Bank	43,307	11.08%	31,255	8.00%	$39,068	10.00%

Tier 1 (Core) capital to risk
weighted assets
Consolidated	35,909	9.19%	15,637	4.00%	N/A	N/A
Bank	38,399	9.83%	15,627	4.00%	23,441	6.00%

Tier 1 (Core) capital to
average assets
Consolidated	35,909	8.18%	17,570	4.00%	N/A	N/A
Bank	38,399	8.75%	17,556	4.00%	21,945	5.00%

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
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 8 – FAIR VALUE (Cont.)

The following assets and liabilities are measured on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
(Dollars in thousands) June 30, 2010 Available-for-sale
U.S. government-sponsored entities and agencies	$2,008	—	$2,008	—
State and political subdivisions	10,589	—	10,589	—
Mortgage-backed securities - residential	7,232	—	7,232	—
Collateralized mortgage obligations - residential	5,619	—	5,619	—
Derivative asset	—	—	—	—

(Dollars in thousands) December 31, 2009 Available-for-sale
U.S. government-sponsored entities and agencies	$2,504	—	$2,504	—
State and political subdivisions	10,963	—	10,963	—
Mortgage-backed securities - residential	8,352	—	8,352	—
Collateralized mortgage obligations - residential	352	—	352	—
Derivative asset	15	—	15	—

Liabilities:
June 30, 2010
Derivative liability	$598	—	$598	—

December 31, 2009
Derivative liability	$—	—	$—	—

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)
NOTE 8 – FAIR VALUE (Cont.)
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
June 30, 2010
Impaired loans	$988	—	—	$988
OREO	6,089			6,089

December 31, 2009
Impaired loans	$2,077	—	—	$2,077
OREO	4,011			4,011

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,412 with a valuation allowance of $424 at June 30, 2010, compared to a carrying amount of $2,341 with a valuation allowance of $264 at December 31, 2009.  Collateral dependent impaired loans, valued under Level 3, were measured using current appraised values along with information on recent market transactions as well as management’s assumptions about the criteria that market participants would use in pricing the assets.

OREO, which is measured using the collateral values, had a net carrying amount of $6,089, which is made up of the outstanding balance of $6,606, net of a valuation allowance of $517 at June 30, 2010, resulting in a write-down of $486 for the year ending June 30, 2010.  At December 31, 2009, the carrying amount of OREO was $4,011, which is made up of the outstanding balance of $4,041, net of a valuation allowance of $30, resulting in a write-down of $30 for the year ended December 31, 2009.

The carrying amount and estimated fair values of financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$23,131	$23,131	$5,647	$5,647
Securities available-for-sale	25,448	25,448	22,171	22,171
Loans, net	373,885	379,056	384,133	387,291
Federal Home Loan Bank stock	3,047	n/a	3,047	n/a
Independent Bankers’ Bank Stock	153	n/a	153	n/a
Accrued interest receivable	1,978	1,978	1,864	1,864
Interest rate swap	—	—	15	15

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 8 – FAIR VALUE (Cont.)

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities
Deposits	$391,698	$393,829	$370,635	$373,493
Federal funds purchased	—	—	227	227
Other borrowings	20,000	20,531	25,000	25,771
Subordinated debentures	14,550	6,066	14,550	5,708
Accrued interest payable	410	410	424	424
Interest rate swap	598	598	—	—

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

NOTE 9 – SIGNIFICANT EVENT

On May 10, 2010, Bancorp and Atlantic BancGroup, Inc. (“ABI”) entered into a merger agreement providing for the merger of ABI into Bancorp.  The merger agreement also contemplates the consolidation of Oceanside Bank into the Bank.  Additionally, Bancorp announced the signing of a stock purchase agreement with four private investors led by CapGen Capital Group IV LP ("CapGen") providing for $30 million in new capital through the sale of newly issued shares of Bancorp common stock subject to completion of the mergers.  The transactions have been approved by the Boards of Directors of each company.

Under the terms of the merger agreement, ABI shareholders will receive 0.2 shares of Bancorp common stock for each share of ABI common stock.  Additionally, ABI shareholders will receive cash of up to approximately $0.65 per share, subject to the qualifying sale of certain ABI assets.  On June 30, 2010, ABI sold the certain ABI assets to an unaffiliated third party.  A total of approximately 249,503 shares of Bancorp common stock is expected to be issued to ABI shareholders.

Under the terms of the stock purchase agreement, Bancorp will issue approximately 3 million shares of its common stock at a price of $10.00 per share.  The largest investment is coming from CapGen, which has agreed to purchase approximately $19.6 million.  John Sullivan of CapGen will become a new director of the combined company pending the closing of the transactions, joining CapGen principal John Rose, who is a current Bancorp director.

The merger is conditioned upon approval by the Federal Reserve Board, the Florida Office of Financial Regulation, FDIC, ABI's shareholders and other customary closing conditions.  The sale of the Bancorp common stock and other aspects of the transaction are subject to approval by Bancorp shareholders and to regulatory approvals.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Jacksonville Bancorp, Inc. (“Bancorp”) was incorporated on October 24, 1997 and was organized to conduct the operations of The Jacksonville Bank (together with its subsidiary, Fountain Financial, Inc., the “Bank”).  The Bank is a Florida state-chartered commercial bank that opened for business on May 28, 1999, and its deposits are insured by the Federal Deposit Insurance Corporation.  The Bank provides a variety of community banking services to businesses and individuals in the greater Jacksonville area of Northeast Florida.  During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary.  The primary business activities of Fountain Financial, Inc. consist of referral of our customers to third parties for the sale of insurance products.  In 2010, the Bank formed TJB Properties, LLC, a wholly owned subsidiary.  The primary purpose of TJB Properties, LLC is to manage Other Real Estate Owned (OREO) properties.  Bancorp, the Bank, TJB Properties, LLC and Fountain Financial, Inc. are collectively referred to herein as the “Company.”

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

On May 10, 2010, Bancorp and Atlantic BancGroup, Inc. (“ABI”) entered into a merger agreement providing for the merger of ABI into Bancorp.  The merger agreement also contemplates the consolidation of Oceanside Bank into the Bank.  Additionally, Bancorp announced the signing of a stock purchase agreement with four private investors led by CapGen Capital Group IV LP ("CapGen") providing for $30 million in new capital through the sale of newly issued shares of Bancorp common stock subject to completion of the mergers.  The transactions have been approved by the Boards of Directors of each company.

Under the terms of the merger agreement, ABI shareholders will receive 0.2 shares of Bancorp common stock for each share of ABI common stock.  Additionally, ABI shareholders will receive cash of up to approximately $0.65 per share, subject to the qualifying sale of certain ABI assets.  On June 30, 2010, ABI sold the certain ABI assets to an unaffiliated third party.  A total of approximately 249,503 shares of Bancorp common stock is expected to be issued to ABI shareholders.

Under the terms of the stock purchase agreement, Bancorp will issue approximately 3 million shares of its common stock at a price of $10.00 per share.  The largest investment is coming from CapGen, which has agreed to purchase approximately $19.6 million.  John Sullivan of CapGen will become a new director of the combined company pending the closing of the transactions, joining CapGen principal John Rose, who is a current Bancorp director.

The merger is conditioned upon approval by the Federal Reserve Board, the Florida Office of Financial Regulation, FDIC, ABI's shareholders and other customary closing conditions.  The sale of the Bancorp common stock and other aspects of the transaction are subject to approval by Bancorp shareholders and to regulatory approvals.

Introduction

On the following pages, management presents an analysis of the financial condition of the Company as of June 30, 2010 compared to December 31, 2009, and the results of operations for the three and six months ended June 30, 2010 compared with the same period in 2009.  This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Comparison of Financial Condition at June 30, 2010 and December 31, 2009

Total assets increased $13.4 million, or 3.1%, from $438.8 million at December 31, 2009 to $452.2 million at June 30, 2010.  During the six months ended June 30, 2010, the Company experienced a net loan decrease of $10.2 million, or 2.7%.  Commercial real estate decreased by $4.6 million, or 2.0%, residential real estate decreased by $3.1 million, or 3.2%, construction real estate decreased by $1.7 million, or 5.3%, and consumer loans decreased by $781,000, or 20%, offset by a $1.3 million, or 5.5%, increase in commercial loans.  In addition, the allowance for loan losses increased by $1.4 million.

Total cash and cash equivalents increased $17.5 million from $5.6 million at December 31, 2009 to $23.1 million at June 30, 2010 due to an increase in federal funds sold of $16.5 million.  Investment securities available-for-sale increased $3.3 million to $25.4 million at June 30, 2010.  During the six months ended June 30, 2010, we purchased $2.0 million of U.S. government agency securities and $5.2 million GNMA CMO securities.  In addition, we received $4.3 million in proceeds from maturities, calls and principal repayments.

Total deposits increased $21.1 million, or 5.7%, from $370.6 million at December 31, 2009 to $391.7 million at June 30, 2010.  During the six months ended June 30, 2010, money market, NOW and savings deposits increased $22.5 million to $127.3 million, time deposits increased $1.4 million to $223.5 million and noninterest bearing deposits decreased $2.9 million to $40.8 million.

Federal Home Loan Bank advances decreased $5.0 million to $20.0 million at June 30, 2010.

Total shareholders' equity decreased by $2.2 million from $27.3 million at December 31, 2009 to $25.0 million at June 30, 2010.  The decrease is mainly attributable to a net loss of $2.0 million and a $383,000 net unrealized loss on a cash flow hedge derivative.  At June 30, 2010, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 1,750,437 shares were issued and 1,749,387 shares were outstanding.  In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at June 30, 2010.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and 2009

Net Income

There was a net loss for the first six months of 2010 of $2.0 million, compared to a $505,000 net loss in the first six months of 2009.  On a diluted per share basis, the net loss was $1.13 for the six months ended June 30, 2010, compared to a net loss of $0.29 per diluted share in 2009.  The net loss for the first six months of 2010 was driven primarily by additional provisions for loan losses, merger related costs, write-down of OREO values, and other related expenses on foreclosed properties.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $7.1 million for the six months ended June 30, 2010, compared to $6.0 million for the same period in 2009.  Interest income increased $238,000 when compared to the first six months of the prior year.  This was a result of the average earning asset growth of $15.9 million, offset by a nine basis point interest rate decrease on the average earning assets.

The average loan balances increased $4.8 million for the six months ended June 30, 2010 compared to the same period in the prior year.  The average yield on interest-earning assets for the first six months of 2010 was 5.42%, which was a decrease of nine basis points, compared to the 5.51% yield earned during the first six months of 2009.

The average cost of interest-bearing liabilities decreased 62 basis points from 2.97% in the first six months of 2009 to 2.35% in the comparable period in 2010.  The average cost of interest-bearing deposits and all interest-bearing liabilities reflect, in part, the change in the funding mix for the first six months of 2010 as compared to the same period in 2009.

The net interest margin increased by 41 basis points from 2.92% to 3.33% when comparing the first six months of 2010 to the same period last year.  This increase is mainly the result of the Company taking advantage of the lowest funding sources and focusing on core deposit gathering initiatives.  The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and has taken action to reduce costs through core deposit gathering initiatives focused on generating lower cost demand, money market and savings accounts.

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and shareholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate

	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$389,508	$11,112	5.75%	$384,666	$10,742	5.63%
Securities (2)	26,339	441	3.38	28,321	587	4.18
Other interest-earning assets (3)	13,731	(9)	(.13)	691	(23)	(6.71)
Total interest-earning assets	429,578	11,544	5.42	413,678	11,306	5.51
Noninterest-earning assets (4)	21,034			16,430
Total assets	$450,612			$430,108

Interest-bearing liabilities:
Savings deposits	$10,562	$68	1.30	$12,789	$118	1.86
NOW deposits	5,955	6	.20	8,770	12	.28
Money market deposits	99,871	752	1.52	67,102	534	1.60
Time deposits	225,372	2,736	2.45	208,030	3,763	3.65
FHLB advances	24,372	497	4.11	24,819	480	3.90
Federal Reserve borrowing	398	1	.51	24,889	62	.50
Subordinated debt	14,550	382	5.29	14,550	343	4.75
Other interest-bearing liabilities (5)	25	—	—	153	—	—
Total interest-bearing liabilities	381,105	4,442	2.35	361,102	5,312	2.97
Noninterest-bearing liabilities	42,741			41,935
Shareholders' equity	26,766			27,071
Total liabilities and
shareholders' equity	$450,612			$430,108

Net interest income		$7,102			$5,994

Interest rate spread (6)			3.07%			2.54%

Net interest margin (7)			3.33%			2.92%

(1) Includes nonaccrual loans and deferred loan fees.

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

	Six Months Ended June 30, 2010 Versus 2009 (1)
	Increase (decrease) due to changes in:
	Volume	Rate	Net Change
	(Dollars in thousands)
Interest income:
Loans	$136	$234	$370
Securities	(39)	(107)	(146)
Other interest-earning assets	(30)	44	14
Total interest income	67	171	238

Interest expense:
Savings deposits	(18)	(32)	(50)
NOW deposits	(3)	(3)	(6)
Money market deposits	248	(30)	218
Time deposits	293	(1,320)	(1,027)
FHLB advances	(9)	26	17
Federal Reserve borrowing	(62)	1	(61)
Subordinated debt	—	39	39
Other interest-bearing liabilities	—	—	—
Total interest expense	449	(1,319)	(870)

Decrease in net interest income	$(382)	$1,490	$1,108

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

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

Asset Quality

The Company has identified certain assets as risk elements.  These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, troubled debt restructurings, and foreclosed real estate.  Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due.  These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value.  The Company’s risk elements at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)

Nonaccruing loans	$6,435	$8,745

Loans past due over 90 days still on accrual	—	—
Total nonperforming loans	6,435	8,745
Foreclosed assets, net	6,089	4,011
Total nonperforming assets	12,524	12,756
Troubled debt restructuring	15,417	16,175
Total nonperforming assets and troubled debt restructuring	$27,941	$28,931

Allowance for loan losses	$8,248	$6,854

Nonperforming loans and foreclosed assets as a percent of total assets	2.77%	2.91%
Nonperforming loans as a percent of gross loans	1.68%	2.24%
Allowance for loan losses as a percent of nonperforming loans	128.17%	78.38%

Loans past due 30-89 days, still accruing	$8,539	$5,308
Assets classified as substandard and doubtful	$37,604	$44,815

Loans are impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms.  At June 30, 2010, the Company had impaired loans of $21.9 million, compared to $22.6 million at December 31, 2009.  Of the $21.9 million impaired loans, $6.4 million are nonperforming loans as reflected above.

The Company has loan balances of $15.4 million for customers whose loans are classified as troubled debt restructuring and such loans are included in the impaired loan balances of $21.9 million at June 30, 2010.  There are no additional funds committed to customers whose loans are classified as troubled debt restructuring.  Each of the loans classified as troubled debt restructuring currently carries a market rate of interest.  Most of these loans were modified to suspend principal payments for a period of time less than or equal to one year, and the interest rate was modified from a fixed rate to a floating rate tied to the Prime rate.  Of the $1.2 million allowance for loan losses reserved for impaired loans, the Company has allocated $756,000 to customers whose loan terms have been modified in troubled debt restructuring.

While the Company experienced improvement in nonperforming loans during the six-month period ended June 30, 2010, it considers all risk elements, including early indicators of potential problem loans, when determining the appropriateness of the allowance for loan losses.  The Company’s loans past due 30-89 days increased to $8.5 million at June 30, 2010 from $5.3 million at December 31, 2009.

The Company critically evaluates all requests for additional funding on classified loans to determine whether the borrower has the capacity and willingness to repay.  Any requests of this nature require concurrence by the Loan Committee of the Bank’s Board of Directors.

Allowance and Provision for Loan Losses

The allowance for loan losses grew by $1.4 million during the first six months of 2010, amounting to $8.2 million at June 30, 2010, as compared to $6.9 million at December 31, 2009.  The allowance represented approximately 2.16% of total loans at June 30, 2010 and 1.75% at December 31, 2009.  During the first six months of 2010, the Company had charge-offs of $3.0 million, recoveries of $61,000 and recorded a $4.3 million provision for loan losses compared to charge-offs of $1.3 million, recoveries of $2,000 and a provision for loan losses of $2.2 million for the first six months of 2009.  The larger provision for loan losses in 2010 was driven primarily by the charge-off of several loans graded as substandard.  Additionally, the worsening economic conditions, coupled with the continued softness in the residential real estate market and the growing softness in the commercial real estate market, along with the Bank’s concentration in collateral dependent real estate loans, were considered when determining the appropriate level of loan loss reserves in the first six months of 2010.

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own experience as well as industry and economic trends.  Impaired loans were $21.9 million as of June 30, 2010; of this amount, $1.2 million was specifically allocated to the allowance for loan losses which is deemed appropriate to absorb probable losses.

The allowance for loan losses is a valuation allowance for credit losses in the loan portfolio.  Management has adopted a methodology to properly analyze and determine an adequate loan loss allowance.  The analysis is based on well documented information and is designed to support an allowance that is adequate to absorb probable incurred losses in the Company’s loan portfolio.  Due to their similarities, the Company has grouped the loan portfolio into three components.  The components are residential real estate loans, consumer loans and commercial loans.  The Company has created a loan classification system to properly calculate the allowance for loan losses.  Loans are evaluated for impairment.  If a loan is deemed to be impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral.  The Bank’s policy is to obtain updated appraisals for all substandard loans secured by real estate on at least an annual basis.  Real estate values in the Bank’s market area have experienced deterioration over the last several quarters, and the expectation is for further deterioration in certain property types in the immediate future.  On a quarterly basis, management reviews several factors, including underlying collateral, and will write down impaired loans to the net realizable value.

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

Based on the results of the analysis performed by management at June 30, 2010, the allowance for loan loss is considered to be appropriate to absorb probable incurred losses in the portfolio as of that date.  As more fully discussed in the “Critical Accounting Policies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates.  Actual results could differ significantly from these estimates.

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

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $534,000 for the six months ended June 30, 2010, compared to $370,000 for the comparable 2009 period.  In 2009, the Company experienced a $132,000 write-off in the stock of Silverton Bank, N.A. due to its May 2009 failure which was offset by a loan referral fee in the amount of $52,000.

Noninterest expense was $6.5 million for the six months ended June 30, 2010, compared to $5.0 million in the same period in 2009.  The increase in noninterest expense was primarily a result of recording $353,000 of merger related expenses, recording a $527,000 write-down of OREO property values, and recording $317,000 for other related expenses on bank owned property.

The income tax benefit for the six months ended June 30, 2010 was $1.2 million, compared to an income tax benefit of $329,000 for the six months ended June 30, 2009.  The tax benefit is the result of the benefits derived from tax-free municipal bonds and tax-free income earned on the bank-owned life insurance policies, resulting in a greater percentage of loss being recorded as a benefit.

Comparison of Operating Results for the Three Months Ended June 30, 2010 and 2009

Net loss for the second quarter of 2010 was $992,000, or $.57 per diluted share, as compared to net loss of $396,000, or $.23 per diluted share, earned for the same quarter last year.  During the second quarter of 2010, the Company recorded a $1.9 million provision for loan loss, compared to a $1.3 million provision for the second quarter of 2009.  The Company recorded $353,000 of merger related expenses for the recent merger announcement between Bancorp and ABI.  The Company also recorded $379,000 of Other Real Estate Owned expenses related to the write down of OREO values and other related expenses on foreclosed properties.

Net interest income was $3.5 million for the second quarter of 2010 compared to $3.1 million for the same period in 2009.  Interest income for the quarter increased $124,000 when compared to the prior year as a result of an increase in average earning assets of $18.4 million.  Interest expense declined by $334,000 as a result of the reduction in short-term rates and utilizing less expensive wholesale funding to support the Company’s earning asset growth.  The net interest margin improved to 3.27% for the quarter, compared to 2.97% for the comparable period in 2009.

Capital

The Company’s capital management policy is designed to build and maintain capital levels that meet regulatory standards.  Under current regulatory capital standards, banks are classified as well-capitalized, adequately-capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%.  The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 11.04%, 9.78% and 8.27%, respectively, at June 30, 2010.  The Company also maintains capital levels that meet the same regulatory standards.  If the capital ratios of Bancorp and the Bank were to fall below levels required under regulatory standards, it is their policy to increase capital in an amount sufficient to meet regulatory requirements within 30 days.

The Company has included in Tier 1 Capital and Total Capital a portion of the trust preferred securities that were issued in June 2004, December 2006 and June 2008.

Cash Flows and Liquidity

Cash Flows. The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances, Federal Reserve Bank borrowings and federal funds purchased.  The Company uses cash from these and other sources to fund loan growth.  Any remaining cash is used primarily to reduce borrowings and to purchase investment securities.  During the first six months of 2010, the Company’s cash and cash equivalent position increased by $17.5 million.  The increase in cash mainly resulted from an increase in deposit accounts of approximately $21.1 million from $370.1 million at December 31, 2009 to $391.7 million at June 30, 2010, offset by net loan payments of $3.4 million.

Liquidity.  The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows.  The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold.  At June 30, 2010, the Company had $25.4 million in available-for-sale securities, $7.3 million of which was pledged to the Federal Reserve Bank for the Borrower in Custody Program.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks.  The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market and brokered certificates of deposit.  The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the FHLB, Federal Reserve Discount Window and other commercial banks.  These lines, in the aggregate amount of approximately $109.4 million, do not represent legal commitments to extend credit.

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

Item 1A.        Risk Factors

Since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 19, 2010, the following risk factors have been identified, including those risk factors associated with Jacksonville Bancorp, Inc.’s (JBI) proposed merger with Atlantic BancGroup, Inc. (ABI) (see Note 9 to the Consolidated Financial Statements).

JBI may have difficulties integrating ABI’s operations into JBI’s operations or may fail to realize the anticipated benefits of the proposed Merger.

The proposed Merger involves the integration of two companies that have previously operated independently of each other. Successful integration of ABI’s operations will depend primarily on JBI’s ability to consolidate ABI’s operations, systems and procedures into those of JBI and to eliminate redundancies and costs. JBI may not be able to integrate the operations without encountering difficulties related to JBI’s ability to achieve any enhanced earnings or cost savings or that they may take longer to be realized than expected.

JBI and ABI will incur significant transaction and Merger-related integration costs in connection with the Merger.

JBI and ABI expect to incur significant costs associated with completing the Merger and integrating the operations of the two companies.  JBI and ABI are continuing to assess the impact of these costs.  Although JBI and ABI believe that the elimination of duplicate costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and Merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The loss of key personnel may adversely affect JBI.

JBI’s success is, and is expected to remain, highly dependent on its senior management team. JBI relies heavily on its senior management because, as a community bank, it is its management’s extensive knowledge of, and relationships in, the community that generate business for JBI. Successful execution of JBI’s growth strategy will continue to place significant demands on its management and the loss of any such person’s services may adversely affect its growth and profitability.  JBI and Jacksonville Bank are primarily dependent upon the services of Price W. Schwenck, Chief Executive Officer; Gilbert J. Pomar, III, President; Valerie A. Kendall, Executive Vice President and Chief Financial Officer; and Scott M. Hall, Executive Vice President and Chief Credit Officer.  If the services of these individuals were to become unavailable for any reason, or if JBI was unable to hire highly qualified and experienced personnel to replace them, JBI’s operating results could be adversely affected.

After the closing of the Merger, JBI expects to integrate ABI’s business into its own. The integration process and JBI’s ability to successfully conduct ABI’s business after the Merger will require the experience and expertise of key employees of Oceanside Bank.  Therefore, the ability to successfully integrate ABI’s operations with those of JBI, as well as the future success of the combined company’s operations, will depend, in part, on JBI’s ability to retain key employees of Oceanside Bank following the Merger.  JBI may not be able to retain key employees for the time period necessary to complete the integration process or beyond.  Although JBI does not have any reason to believe any of these employees will cease to be employed by JBI, the loss of such employees could adversely affect JBI’s ability to successfully conduct its business in the markets in which ABI now operates, which could have an adverse effect on JBI’s financial results and the value of its common stock.

The Merger cannot be completed unless regulatory approvals are received and conditions of those approvals are met.

We cannot complete the Merger unless JBI receives the necessary regulatory approvals and we may not receive all regulatory approvals.  We have filed applications with the Federal Reserve Board and the Florida Office of Financial Regulation (the “OFR”) seeking approval of the Merger. In addition, the Federal Reserve Board or the OFR may impose conditions on the completion of the Merger or require changes in the terms of the Merger.  These conditions or changes could result in termination of the Merger Agreement, or could have the effect of delaying completion of the Merger or imposing additional costs or limiting the possible revenues of the combined company.

Also, in connection with the Stock Purchase and as a condition precedent to the Stock Purchase and the Merger, the lead Investor must become a bank holding company by application to, and approval by, the Federal Reserve Board.  The lead Investor may be unable to obtain approval by the Federal Reserve Board to be a bank holding company, which could ultimately result in termination of the Merger Agreement.

The Merger will not be completed unless important conditions are satisfied.

Specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the Merger.  If the conditions are not satisfied or waived, to the extent permitted by law or stock exchange rules, the Merger will not occur or will be delayed and each of JBI and ABI may lose some or all of the intended benefits of the Merger.  The following condition, in addition to other customary closing conditions, must be satisfied or waived, if permissible, before JBI and ABI are obligated to complete the Merger:

Sales of substantial amounts of JBI common stock in the open market by former ABI shareholders could depress JBI’s stock price.

Other than shares held by persons who will be affiliates of JBI after the Merger, shares of JBI common stock that are issued to shareholders of ABI will be freely tradable without restrictions or further registration under the Securities Act.  JBI currently expects that it will issue approximately 3.25 million shares of JBI common stock in connection with the Merger and the Stock Purchase.  If the Merger is completed and if ABI’s shareholders sell substantial amounts of JBI common stock in the public market following completion of the Merger, the market price of JBI common stock may decrease.  These sales might also make it more difficult for JBI to sell equity or equity-related securities at a time and price that it otherwise would deem appropriate.

Current levels of market volatility have been significant, and negative conditions and new developments in the financial services industry and the credit markets have and may continue to adversely affect JBI’s operations, financial performance and stock price.

The capital and credit markets have been experiencing volatility and disruption for more than a year.  The markets have placed downward pressure on stock prices and the availability of capital, credit and liquidity has been adversely affected for many issuers, in some cases, without regard to those issuers’ underlying financial condition or performance.  If current levels of market disruption and volatility continue or worsen, JBI may experience adverse effects, which may be material, on its ability to maintain or access capital and credit, and on its business, financial condition (including liquidity) and results of operations.

Uncertainty about the economy and its direction with the expectation for little or no economic growth as well as high unemployment during the next 12-18 months has adversely affected the financial markets.  Loan portfolio performances have deteriorated at many financial institutions, including JBI’s, resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting loans.  The competition for deposits has increased significantly due to liquidity concerns.  Stock prices of bank holding companies, like JBI, have been negatively affected by the recent and current conditions in the financial markets, as has JBI’s ability, if needed, to raise capital, compared to prior years.

Recent legislation and government actions in response to market and economic conditions may significantly affect JBI’s operations, financial condition, and earnings.

In response to this financial crisis affecting the banking system and financial markets, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009.  Under these and other laws and government actions:

•
the U.S. Department of the Treasury, or “Treasury,” has provided capital to financial institutions and adopted programs to facilitate and finance the purchase of problem assets and finance asset-backed securities via the Troubled Assets Relief Program, or “TARP”;

•
the FDIC has temporarily increased the limits on federal deposit insurance and has also provided temporary liquidity guarantee, or “TLG”, of all FDIC-insured institutions and their affiliates’ debt, as well as deposits in noninterest-bearing transaction deposit accounts; and

•	the federal government has undertaken various forms of economic stimulus, including assistance to homeowners in restructuring mortgage payments on qualifying loans.

TARP and the TLG are winding down, and the effects of this wind-down cannot be predicted.  In addition, the federal government is considering various proposals for a comprehensive overhauling reform of the financial services industry and markets and coordinating reforms with other countries.  There can be no assurance that these various initiatives or any other future legislative or regulatory initiatives will be successful at improving economic conditions globally, nationally or in JBI’s markets, or that the measures adopted will not have adverse consequences.

Changes in business and economic conditions, in particular in the Florida market in which JBI operates, could continue to lead to lower revenue, lower asset quality and lower earnings.

Unlike larger national or regional banks that are more geographically diversified, JBI’s business and earnings are closely tied to economic conditions in Northeast Florida.  The local economy is heavily affected by population inflows, real estate, tourism and other service-based industries.  Factors that could affect these local economies include declines in local population growth and tourism, higher energy costs, higher unemployment rates, reduced consumer or corporate spending, natural disasters or adverse weather, and the recent significant deterioration in general economic conditions.  The current economic recession has been exacerbated by the declines in valuations of commercial and residential real estate in JBI’s markets after years of growth.  Unemployment has also been significant and a sustained economic downturn could further adversely affect the quality of JBI’s assets, credit losses, and the demand for its products and services, which could lead to lower revenue and lower earnings.

JBI regularly monitors changes in the economy, including population growth, levels of visitor arrivals and spending, changes in housing prices, and unemployment rates.  These trends have contributed to an increase in JBI’s nonperforming loans and reduced asset quality.  If market conditions remain at current levels or deteriorate, they may lead to additional valuation adjustments on JBI’s loan portfolios and real estate owned as it continues to reassess the market value of its collateral supporting loans, the losses associated with loans, and the net realizable value of other real estate owned.

Recently enacted regulatory reform may have a material impact on JBI’s operations.

On July 21, 2010, President Obama signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions and contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008-2009.  Included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The full impact of the Dodd-Frank Act on JBI’s business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on JBI’s operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Item 6.       Exhibits

Exhibit No. 2.1: Agreement and Plan of Merger by and between Jacksonville Bancorp, Inc. and Atlantic BancGroup, Inc. dated as of May 10, 2010 (1)

Exhibit No. 3.1: Articles of Incorporation of Jacksonville Bancorp, Inc. (2)

Exhibit No. 3.2: Amended and Restated Bylaws of Jacksonville Bancorp, Inc., as amended to date (3)

Exhibit No. 10.1: Stockholders Agreement by and among Jacksonville Bancorp, Inc., Atlantic BancGroup, Inc. and each of the directors of Atlantic BancGroup, Inc. dated as of May 10, 2010 (4)

Exhibit No. 10.2: Stock Purchase Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein dated as of May 10, 2010 (5)

Exhibit No. 10.3: Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein dated as of May 10, 2010 (6)

Exhibit No. 31.1: Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 31.2: Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 32: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed May 14, 2010, File No. 000-30248.

(2)	Incorporated herein by reference to Appendix A to Form SB-2, filed September 30, 1998, Registration No. 333-64815.

(3)	Incorporated herein by reference to Exhibit No. 3.2 to Form 10-K for year ended December 31, 2008, filed March 20, 2009, File No. 000-30248.

(4)	Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed May 14, 2010, File No. 000-30248.

(5)	Incorporated herein by reference to Exhibit 10.2 to Form 8-K filed May 14, 2010, File No. 000-30248.

(6)	Incorporated herein by reference to Exhibit 10.3 to Form 8-K filed May 14, 2010, File No. 000-30248.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Date: August 13, 2010	/s/ Price W. Schwenck
Price W. Schwenck
Chief Executive Officer

Date: August 13, 2010	/s/ Valerie A. Kendall
Valerie A. Kendall
Executive Vice President
and Chief Financial Officer

JACKSONVILLE BANCORP, INC.

EXHIBIT INDEX

Exhibit No. 2.1: Agreement and Plan of Merger by and between Jacksonville Bancorp, Inc. and Atlantic BancGroup, Inc. dated as of May 10, 2010 (1)

Exhibit No. 3.1: Articles of Incorporation of Jacksonville Bancorp, Inc. (2)

Exhibit No. 3.2: Amended and Restated Bylaws of Jacksonville Bancorp, Inc., as amended to date (3)

Exhibit No. 10.1: Stockholders Agreement by and among Jacksonville Bancorp, Inc., Atlantic BancGroup, Inc. and each of the directors of Atlantic BancGroup, Inc. dated as of May 10, 2010 (4)

Exhibit No. 10.2: Stock Purchase Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein dated as of May 10, 2010 (5)

Exhibit No. 10.3: Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein dated as of May 10, 2010 (6)

Exhibit No. 31.1: Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 31.2: Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 32: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

(1)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed May 14, 2010, File No. 000-30248.

(2)	Incorporated herein by reference to Appendix A to Form SB-2, filed September 30, 1998, Registration No. 333-64815.

(3)	Incorporated herein by reference to Exhibit No. 3.2 to Form 10-K for year ended December 31, 2008, filed March 20, 2009, File No. 000-30248.

(4)	Incorporated herein by reference to Exhibit 10.1 to Form 8-K filed May 14, 2010, File No. 000-30248.

(5)	Incorporated herein by reference to Exhibit 10.2 to Form 8-K filed May 14, 2010, File No. 000-30248.

(6)	Incorporated herein by reference to Exhibit 10.3 to Form 8-K filed May 14, 2010, File No. 000-30248.