Form 10-Q
period 2010-09-30
JACKSONVILLE BANCORP INC /FL/
filed 2010-11-08
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2010

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
Yes            ☐           No           ☒

As of October 31, 2010, the latest practicable date, 1,750,437 of the Registrant’s common shares, $.01 par value, were issued and outstanding.

JACKSONVILLE BANCORP, INC.

2.

JACKSONVILLE BANCORP, INC.
PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Cash and due from banks	$4,542	$5,647
Federal funds sold	—	—
Total cash and cash equivalents	4,542	5,647
Securities available-for-sale	22,996	22,171
Loans, net of allowance for loan losses of $8,922 at 2010 and $6,854 at 2009	370,498	384,133
Premises and equipment, net	3,339	3,533
Bank-owned life insurance (BOLI)	9,102	8,908
Federal Home Loan Bank (FHLB) stock	2,829	3,047
Real estate owned, net	6,299	4,011
Deferred income taxes	3,187	2,015
Prepaid regulatory assessments	1,982	2,599
Accrued interest receivable	1,913	1,864
Other assets	1,143	883

Total assets	$427,830	$438,811

LIABILITIES
Deposits
Noninterest bearing	$40,444	$43,704
Money market, NOW and savings deposits	132,615	104,838
Time deposits	188,377	222,093
Total deposits	361,436	370,635
Federal funds purchased	646	227
FHLB advances	24,800	25,000
Subordinated debt	14,550	14,550
Accrued expenses and other liabilities	1,766	1,131
Total liabilities	403,198	411,543

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value, 8,000,000 shares authorized, 1,750,437 and 1,749,526 shares issued	18	17
Additional paid–in capital	18,703	18,631
Retained earnings	5,956	8,287
Treasury stock, -0- and 283 shares	—	(3)
Accumulated other comprehensive income (loss)	(45)	336
Total shareholders’ equity	24,632	27,268

Total liabilities and shareholders’ equity	$427,830	$438,811

See accompanying notes to unaudited consolidated financial statements.

3.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$5,442	$5,853	$16,554	$16,595
Taxable securities	136	137	374	517
Tax-exempt securities	99	104	302	311
Federal funds sold and other	(11)	(13)	(20)	(36)
Total interest income	5,666	6,081	17,210	17,387
Interest expense
Deposits	1,554	1,750	5,116	6,177
Federal Reserve borrowing	—	38	1	100
FHLB advances	174	281	671	761
Subordinated debt	198	196	580	539
Other	—	1	—	1
Total interest expense	1,926	2,266	6,368	7,578
Net interest income	3,740	3,815	10,842	9,809
Provision for loan losses	799	1,070	5,094	3,315
Net interest income after provision for loan losses	2,941	2,745	5,748	6,494

Noninterest income
Service charges on deposit accounts	150	148	413	455
Non-marketable equity security	—	—	—	(132)
Other income	149	93	420	288
Total noninterest income	299	241	833	611
Noninterest expense
Salaries and employee benefits	1,399	1,124	3,917	3,351
Occupancy and equipment	416	454	1,234	1,275
Regulatory assessment	232	205	743	811
Data processing	266	241	761	681
Merger related costs	760	—	1,113	—
Advertising and business development	102	118	320	329
Professional fees	178	166	508	440
Telephone expense	33	33	99	96
Other real estate owned expense	308	18	1,152	68
Other	171	169	547	430
Total noninterest expense	3,865	2,528	10,394	7,481

Income (loss) before income taxes	(625)	458	(3,813)	(376)
Income tax expense (benefit)	(276)	133	(1,484)	(196)
Net income (loss)	(349)	325	(2,329)	(180)

Weighted average:
Common shares	1,750,197	1,748,586	1,749,496	1,748,482
Dilutive stock options and warrants	—	488	—	—
Dilutive shares	1,750,197	1,749,074	1,749,496	1,748,482

Basic earnings (loss) per common share	$(.20)	$.19	$(1.33)	$(.10)
Diluted earnings (loss) per common share	$(.20)	$.19	$(1.33)	$(.10)

See accompanying notes to unaudited consolidated financial statements.

4.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Additional			Accumulated Other
	Outstanding		Paid-In	Retained	Treasury Stock	Comprehensive
	Shares	Amount	Capital	Earnings	Amount	Income (loss)	Total

Balance at January 1, 2009	1,748,599	$17	$18,568	$8,213	$(2)	$49	$26,845

Comprehensive loss:
Net (loss)				(180)			(180)
Change in unrealized gain (loss) on securities available-for-sale, net of tax effects						424	424
Net unrealized loss on cash flow hedge, net of tax effects						(175)	(175)
Total comprehensive income							69

Purchase of treasury stock	(3,025)				(33)		(33)

Issuance of treasury stock	2,553				27		27

Common stock issued	727						—

Share-based compensation expense			52				52

Balance at September 30, 2009	1,748,854	$17	$18,620	$8,033	$(8)	$298	$26,960

Balance at January 1, 2010	1,749,243	$17	$18,631	$8,287	$(3)	$336	$27,268

Comprehensive income:
Net (loss)				(2,329)			(2,329)
Change in unrealized gain (loss) on securities available- for-sale, net of tax effects						193	193
Net unrealized loss on cash flow hedge, net of tax effects						(574)	(574)
Total comprehensive (loss)							(2,710)

Purchase of treasury stock	(1,817)				(20)		(20)

Issuance of treasury stock	2,100			(2)	23		21

Common stock issued	911	1					1

Share-based compensation expense			72				72

Balance at September 30, 2010	1,750,437	$18	$18,703	$5,956	$—	$(45)	$24,632

See accompanying notes to unaudited consolidated financial statements.

5.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income (loss)	$(2,329)	$(180)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	310	386
Net amortization (accretion) of deferred loan fees	(74)	87
Provision for loan losses	5,094	3,315
Premium amortization, net of accretion	(164)	(54)
Net loss on sale of real estate owned	41	22
Loss on write-down of real estate owned	604	30
Earnings on Bank-owned life insurance	(194)	(98)
Share-based compensation	94	79
Loss on disposal of assets	16	10
Loss on non-marketable equity investment	—	132
Deferred income tax	(943)	(691)
Net change in accrued interest receivable and other assets	285	188
Net change in accrued expenses and other liabilities	(269)	596
Net cash from operating activities	2,471	3,822

Cash flows from investing activities
Purchases of securities available-for-sale	(7,239)	(3,076)
Proceeds from maturities, calls and paydown of securities available-for-sale	6,887	9,699
Loan (originations) payments, net	5,665	(22,374)
Proceeds from sale of real estate owned	17	3,675
Additions to premises and equipment, net	(124)	(65)
Net change in Federal Home Loan Bank stock	218	(1,252)
Net cash from (used for) investing activities	5,424	(13,393)

Cash flows from financing activities
Net change in deposits	(9,199)	(23,941)
Net change in Fed funds purchased	419	43
Net change from Federal Reserve borrowing	—	500
Repayment of fixed rate FHLB advances	(10,000)	—
Purchase of fixed rate FHLB advances	—	5,000
Net change in overnight FHLB advances	9,800	23,350
Purchase of treasury stock	(20)	(33)
Net cash from financing activities	(9,000)	4,919

Net change in cash and cash equivalents	(1,105)	(4,652)
Cash and cash equivalents at beginning of period	5,647	10,148
Cash and cash equivalents at end of period	$4,542	$5,496

See accompanying notes to unaudited consolidated financial statements.

6.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$6,445	$7,895
Income taxes	—	20

Supplemental schedule of noncash investing activities
Transfers from loans to real estate owned	$2,950	$4,883

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

The consolidated financial information included herein as of and for the periods ended September 30, 2010 and 2009 is unaudited.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods.  The December 31, 2009 consolidated balance sheet was derived from the Company's December 31, 2009 audited consolidated financial statements.

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

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 2 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses therein:

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
September 30, 2010
Available-for-sale
U.S. government-sponsored entities and agencies	$—	$—	$—	$—
State and political subdivisions	10,345	418	—	10,763
Mortgage-backed securities – residential	6,350	364	—	6,714
Collateralized mortgage obligations - residential	5,469	50	—	5,519

Total available-for-sale securities	$22,164	$832	$—	$22,996

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Dollars in thousands)
December 31, 2009
Available-for-sale
U.S. government-sponsored entities and agencies	$2,485	$32	$(13)	$2,504
State and political subdivisions	10,777	228	(42)	10,963
Mortgage-backed securities – residential	8,044	308	—	8,352
Collateralized mortgage obligations - residential	342	10	—	352

Total available-for-sale securities	$21,648	$578	$(55)	$22,171

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

	September 30, 2010
	Amortized	Fair
	Cost	Value
Maturity
Available-for-sale
Within one year	$1,666	$1,673
One to five years	6,212	6,459
Five to ten years	2,467	2,631
Beyond ten years	—	—
Mortgage-backed	6,350	6,714
Collateralized Mortgage Obligations	5,469	5,519
Total	$22,164	$22,996

There were no investment securities with unrealized losses at September 30, 2010.  The following table summarizes the investment securities with unrealized losses at December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Dollars in thousands)
December 31, 2009

Available-for-sale
U.S. government-sponsored entities and agencies	$987	$(13)	$—	$—	$987	$(13)
States and political	1,789	(25)	288	(17)	2,077	(42)
Mortgage-backed securities – residential	—	—	—	—	—	—
Collateralized mortgage obligations - residential	—	—	—	—	—	—

Total available-for-sale securities	$2,776	$(38)	$288	$(17)	$3,064	$(55)

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

The Company’s security portfolio consisted of $22,996 of available-for-sale securities at September 30, 2010 and $22,171 at December 31, 2009.  No available-for-sale securities were in an unrealized loss position at September 30, 2010 and $3,064 were in an unrealized loss position at December 31, 2009.  The unrealized losses are related to the Company’s U.S. Agency, and State and political securities, as discussed below:

U.S. Agency Securities

All of the U.S. Agency securities held by the Company were issued by U.S. government-sponsored entities and agencies.  The decline in fair value at December 31, 2009 was attributable to changes in interest rates and illiquidity, and not credit quality.

The Company does not have U.S. Agency Securities at an unrealized loss position at September 30, 2010.  The Company had $987,000 of these securities at December 31, 2009 in an unrealized loss position.

11.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 2 - INVESTMENT SECURITIES (Cont.)

State and Political Securities

All of the State and Political Securities (“Municipal Bonds”) held by the Company were issued by a city or other local government.  The Municipal Bonds are general obligations of the issuer and are secured by specified revenues.  The decline in fair value at December 31, 2009 was primarily attributable to changes in interest rates and the ratings of the underlying insurers rather than the ability or willingness of the municipality to repay.

The Company does not have state and political securities at an unrealized loss position at September 30, 2010.  The Company had $2,077 of these securities at December 31, 2009 in an unrealized loss position.

NOTE 3 – LOAN PORTFOLIO COMPOSITION
The composition of the Bank’s loan portfolio at September 30, 2010 and December 31, 2009 is presented below along with the change from December 31, 2009.
			% Increase (Decrease)
	Total Loans	Total Loans	from December 31, 2009
	September 30, 2010	December 31, 2009	to September 30, 2010
Real estate mortgage loans:
Commercial	$228,475	$233,570	(2.2)%
Residential	93,094	97,147	(4.2)%
Construction and land (1)	29,906	32,987	(9.3)%
Commercial loans	25,181	23,838	5.6%
Consumer loans	3,144	3,899	(19.4)%
Subtotal	379,800	391,441	(3.0)%
Less: Net deferred loan fees	(380)	(454)	(16.3)%
Total	$379,420	$390,987	(3.0)%

(1)   Includes construction, land development and other land loans.

12.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 4 – ALLOWANCE FOR LOAN LOSSES
Activity in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Beginning balance	$8,248	$5,663	$6,854	$4,705
Provisions for loan losses charged to expense	799	1,070	5,094	3,315
Loans charged off	(135)	(296)	(3,097)	(1,585)
Recoveries of loans previously charged off	10	18	71	20
Ending balance, September 30, 2010	$8,922	$6,455	$8,922	$6,455

Impaired loans were as follows:
	September 30,	December 31,
	2010	2009
Loans with no allocated allowance for loan losses	$21,015	$4,036
Loans with allocated allowance for loan losses	13,331	18,516
Total	$34,346	$22,552

Amount of the allowance for loan losses allocated	$2,049	$786

13.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 5 – SHORT-TERM BORROWING AND FEDERAL HOME LOAN BANK ADVANCES

At September 30, 2010 and December 31, 2009, advances from the Federal Home Loan Bank (FHLB) were as follows:
	2010	2009

Overnight advances maturing daily at a daily Variable interest rate of .45% at September 30, 2010	9,800	—

Convertible advances maturing June 8, 2010 with a quarterly call option beginning June 9, 2008 at a fixed rate of 4.99%	—	5,000

Convertible advances maturing June 8, 2012 with a quarterly call option beginning September 10, 2007 at a fixed rate of 4.68%	5,000	5,000

Convertible advances maturing August 13, 2010 with a quarterly call option beginning August 13, 2008 at a fixed rate of 4.51%	—	5,000

Convertible advances maturing October 4, 2010 with a quarterly call option beginning October 6, 2008 at a fixed rate of 4.15%	5,000	5,000

Advances maturing May 29, 2012 at a fixed rate of 2.11%	5,000	5,000

	$24,800	$25,000

Each advance is payable at its maturity date, with a prepayment penalty for early termination.  The advances are collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $58,822 at September 30, 2010.

The Company has a “Borrower in Custody” line of credit with the Federal Reserve by pledging collateral.  The amount of this line at September 30, 2010 was $28,090, all of which was available on that date.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENT
On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure. Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company has agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating rate contract (90-day LIBOR plus 375 basis points).  This derivative instrument is recognized on the balance sheet in other liabilities at its fair value of $904 on September 30, 2010.

Credit risk may result from the inability of the counterparties to meet the terms of their contracts.  The Company’s exposure is limited to the replacement value of the contracts rather than the notional amount.

14.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 7 – CAPITAL ADEQUACY

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies.  The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios for the Company at September 30, 2010 and December 31, 2009.  Management and the board of directors have committed to maintain Total Risk-Based Capital at 10% and Tier 1 Capital to Average Assets at 8% at the Bank.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010
Total capital to risk
weighted assets
Consolidated	$42,719	11.22%	$30,457	8.00%	N/A	N/A
Bank	41,240	10.87%	30,362	8.00%	$37,953	10.00%

Tier 1 (Core) capital to risk
weighted assets
Consolidated	31,585	8.30%	15,228	4.00%	N/A	N/A
Bank	36,444	9.60%	15,181	4.00%	22,772	6.00%

Tier 1 (Core) capital to
average assets
Consolidated	31,585	7.27%	17,389	4.00%	N/A	N/A
Bank	36,444	8.40%	17,357	4.00%	21,696	5.00%

December 31, 2009
Total capital to risk
weighted assets
Consolidated	$46,393	11.87%	$31,273	8.00%	N/A	N/A
Bank	43,307	11.08%	31,255	8.00%	$39,068	10.00%

Tier 1 (Core) capital to risk
weighted assets
Consolidated	35,909	9.19%	15,637	4.00%	N/A	N/A
Bank	38,399	9.83%	15,627	4.00%	23,441	6.00%

Tier 1 (Core) capital to
average assets
Consolidated	35,909	8.18%	17,570	4.00%	N/A	N/A
Bank	38,399	8.75%	17,556	4.00%	21,945	5.00%

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
Assets:
(Dollars in thousands)
September 30, 2010
Available-for-sale
U.S. government-sponsored entities and agencies	$—	—	$—	—
State and political subdivisions	10,763	—	10,763	—
Mortgage-backed securities - residential	6,714	—	6,714	—
Collateralized mortgage obligations - residential	5,519	—	5,519	—
Derivative asset	—	—	—	—

(Dollars in thousands)
December 31, 2009
Available-for-sale
U.S. government-sponsored entities and agencies	$2,504	—	$2,504	—
State and political subdivisions	10,963	—	10,963	—
Mortgage-backed securities - residential	8,352	—	8,352	—
Collateralized mortgage obligations - residential	352	—	352	—
Derivative asset	15	—	15	—

Liabilities:
September 30, 2010
Derivative liability	$904	—	$904	—

December 31, 2009
Derivative liability	$—	—	$—	—

17.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 8 – FAIR VALUE (Cont.)
Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
September 30, 2010
Impaired loans	$4,328	—	—	$4,328
OREO	6,299			6,299

December 31, 2009
Impaired loans	$2,077	—	—	$2,077
OREO	4,011			4,011

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,328 with a valuation allowance of $1.0 million at September 30, 2010, compared to a carrying amount of $2,341 with a valuation allowance of $264 at December 31, 2009.  Collateral dependent impaired loans, valued under Level 3, were measured using current appraised values along with information on recent market transactions as well as management’s assumptions about the criteria that market participants would use in pricing the assets.

OREO, which is measured using the collateral values, had a net carrying amount of $6,299, which is made up of the outstanding balance of $6,933, net of a valuation allowance of $634 at September 30, 2010, resulting in a write-down of $634 for the period ending September 30, 2010.  At December 31, 2009, the carrying amount of OREO was $4,011, which is made up of the outstanding balance of $4,041, net of a valuation allowance of $30, resulting in a write-down of $30 for the year ended December 31, 2009.

The carrying amount and estimated fair values of financial instruments at September 30, 2010 and December 31, 2009 were as follows:
	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$4,542	$4,542	$5,647	$5,647
Securities available-for-sale	22,996	22,996	22,171	22,171
Loans, net	370,498	373,743	384,133	387,291
Federal Home Loan Bank stock	2,829	n/a	3,047	n/a
Non-marketable equity security	153	n/a	153	n/a
Accrued interest receivable	1,913	1,913	1,864	1,864
Interest rate swap	—	—	15	15

18.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

NOTE 8 – FAIR VALUE (Cont.)
	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities
Deposits	$361,436	$363,862	$370,635	$373,493
Federal funds purchased	646	646	227	227
Other borrowings	24,800	25,264	25,000	25,771
Subordinated debentures	14,550	6,527	14,550	5,708
Accrued interest payable	347	347	424	424
Interest rate swap	904	904	—	—

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

Under the terms of the merger agreement, ABI shareholders receive 0.2 shares of Bancorp common stock for each share of ABI common stock.  Additionally, ABI shareholders were to receive cash of up to approximately $0.65 per share, subject to the qualifying sale of certain ABI assets.  On June 30, 2010, ABI sold the certain ABI assets to an unaffiliated third party.  A total of approximately 249,503 shares of Bancorp common stock is expected to be issued to ABI shareholders.

Under the terms of the stock purchase agreement, Bancorp would have issued approximately 3.0 million shares of its common stock at a price of $10.00 per share.  The largest investment is coming from CapGen, which had agreed to purchase approximately $19.6 million.  John Sullivan of CapGen will become a new director of the combined company pending the closing of the transactions, joining CapGen principal John Rose, who is a current Bancorp director.

On September 20, 2010, Bancorp, CapGen and the other investors entered into an amendment to the original stock purchase agreement.  The amendment increased the amount of capital to be raised by the Company from $30 million to $35 million and reduced the purchase price per share of the Company’s common stock from $10.00 to $9.00 per share.  As a result, Bancorp will sell and issue an aggregate of 3,888,889 shares of its common stock.

19.

JACKSONVILLE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except per share amounts)

Also on September 20, 2010, Bancorp and ABI entered into the First Amendment to the Agreement and Plan of Merger.  Under the amendment, ABI shareholders will receive $0.67 in cash per share of ABI common stock owned, in addition to receiving 0.2 shares of Bancorp’s common stock for each share of ABI common stock.

The merger is conditioned upon approval by the Federal Reserve Board, the Florida Office of Financial Regulation, FDIC, ABI's shareholders and other customary closing conditions.  The sale of the Bancorp common stock and other aspects of the transaction are subject to approval by Bancorp shareholders and to regulatory approvals.  To date, all approvals have been received with the exception of Bancorp’s shareholders; Bancorp’s Special Meeting of Shareholders is scheduled for November 9, 2010.

20.

JACKSONVILLE BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Jacksonville Bancorp, Inc. (“Bancorp”) was incorporated on October 24, 1997 and was organized to conduct the operations of The Jacksonville Bank (together with its subsidiaries, TJB Properties, LLC and Fountain Financial, Inc., the “Bank”).  The Bank is a Florida state-chartered commercial bank that opened for business on May 28, 1999, and its deposits are insured by the Federal Deposit Insurance Corporation.  The Bank provides a variety of community banking services to businesses and individuals in the greater Jacksonville area of Northeast Florida.  During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary.  The primary business activities of Fountain Financial, Inc. consist of referral of our customers to third parties for the sale of insurance products.  In 2010, the Bank formed TJB Properties, LLC, a wholly owned subsidiary.  The primary purpose of TJB Properties, LLC is to manage Other Real Estate Owned (OREO) properties.  Bancorp, the Bank, TJB Properties, LLC and Fountain Financial, Inc. are collectively referred to herein as the “Company.”

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

Under the terms of the merger agreement, ABI shareholders will receive 0.2 shares of Bancorp common stock for each share of ABI common stock.  Additionally, ABI shareholders will receive cash of up to approximately $0.65 per share, subject to the qualifying sale of certain ABI assets.  On June 30, 2010, ABI sold the certain ABI assets to an unaffiliated third party.  A total of approximately 249,503 shares of Bancorp common stock are expected to be issued to ABI shareholders.

Under the terms of the stock purchase agreement, Bancorp will issue approximately 3.0 million shares of its common stock at a price of $10.00 per share.  The largest investment is coming from CapGen, which has agreed to purchase approximately $19.6 million.  John Sullivan of CapGen will become a new director of the combined company pending the closing of the transactions, joining CapGen principal John Rose, who is a current Bancorp director.

On September 20, 2010, Bancorp, CapGen and the other investors entered into an amendment to the original stock purchase agreement.  The amendment increased the amount of capital to be raised by the Company from $30 million to $35 million and reduced the purchase price per share of the Company’s common stock from $10.00 to $9.00 per share.  As a result, Bancorp will sell and issue an aggregate of 3,888,889 shares of its common stock.

22.

Also on September 20, 2010, Bancorp and ABI entered into the First Amendment to the Agreement and Plan of Merger.  Under the amendment, ABI shareholders will receive $0.67 in cash per share of ABI common stock owned, in addition to receiving 0.2 shares of Bancorp’s common stock for each share of ABI common stock.

The merger is conditioned upon approval by the Federal Reserve Board, the Florida Office of Financial Regulation, FDIC, ABI's shareholders and other customary closing conditions.  The sale of the Bancorp common stock and other aspects of the transaction are subject to approval by Bancorp shareholders and to regulatory approvals.  To date, all approvals have been received with the exception of Bancorp’s shareholders; Bancorp’s Special Meeting of Shareholders is scheduled for November 9, 2010.

The following unaudited combined company pro forma information is based on the historical financial statements of Bancorp and ABI and has been prepared to illustrate the effects of the merger.  The unaudited pro forma condensed consolidated balance sheet as of September 30, 2010 and the unaudited pro forma condensed consolidated statement of income for the year ended December 31, 2009 and the nine months ended September 30, 2010 give effect to the merger, accounted for under the purchase method of accounting.  Under the purchase method of accounting, the assets and liabilities of ABI, as of the effective date of the merger, will be recorded at their respective fair values and the excess of the merger consideration over the fair value of ABI’s net assets will be allocated to goodwill.  The final allocation of the merger consideration will be determined after the merger is completed and after the fair values of ABI’s tangible and identifiable intangible assets and liabilities as of the effective date of the merger are determined.  As a result, the final adjustments may be materially different from the unaudited combined company pro forma financial information presented in this filing.

23.

Combined Company Pro Forma Financial Information (unaudited)
Condensed Consolidated Balance Sheet
as of September 30, 2010

	Historical		Pro Forma Before	Pro Forma Adjustments				Pro Forma after
	Bancorp	ABI	Adjustments	Debit		Credit		Adjustments
ASSETS
Cash and due from banks	$4,542	$21,221	$25,763	$34,813	(a)	$250	(d)	$59,489
						837	(e)
Federal funds sold	-	-	-	-		-		-
Total cash and cash equivalents	4,542	21,221	25,763	34,813		1,087		59,489
Securities available-for-sale	25,825	30,530	56,355	-		-		56,355
Securities held to maturity	-	14,985	14,985	-		265	(f)	14,720
Loans, net of allowance for loan losses	370,498	181,987	552,485	-		16,946	(f)	535,539
Premises and equipment	3,339	3,217	6,556	-		-		6,556
Bank-owned life insurance (BOLI)	9,102	146	9,248	-		-		9,248
Real estate owned	6,299	3,130	9,429	-		-		9,429
Deferred income taxes	3,187	536	3,723	-		1,487	(e)	1,954
Core deposit intangible	-	-	-	3,952	(b)	-		3,952
Goodwill	-	-	-	7,615	(e)	-		7,897
Other assets	5,038	1,515	6,553	-		-		6,553

Total assets	$427,830	$257,267	$685,097	$46,380		$19,785		$711,692

LIABILITIES
Deposits
Noninterest-bearing	$40,444	$32,880	$73,324	$-		$-		$73,324
MMDA, NOW and savings	132,615	67,944	200,559	-		-		200,559
Time deposits	188,377	132,905	321,282	-		1,013	(f)	$322,295
Total deposits	361,436	233,729	595,165	-		1,013		596,178
Federal funds purchased	646	-	646	-		-		646
FHLB and other borrowings	24,800	8,000	32,800	-		166	(f)	32,966
Subordinated debt	14,550	3,093	17,643	1,619	(f)	-		16,024
Other liabilities	1,766	2,421	4,187	-		-		4,187
Total liabilities	$403,198	$247,243	$650,441	$1,619		$1,179		$650,001

SHAREHOLDERS' EQUITY
Common Stock	18	12	30	12	(c)	37	(a)	55
Additional paid-in capital	18,703	11,788	30,491	11,788	(c)	34,776	(a)	55,725
						2,246	(e)
Retained earnings	5,956	(2,413)	3,543	-		2,413	(c)	5,956
Treasury stock	-	-	-	-		-		-
Accumulated other comprehensive income (loss)	(45)	637	592	637	(c)	-		(45)
Total shareholders' equity	24,632	10,024	34,656	12,347		39,472		61,691

Total liabilities and shareholders' equity	$427,830	$257,267	$685,097	$14,056		$40,651		$711,692

24.

JACKSONVILLE BANCORP, INC.
NOTES TO THE COMBINED COMPANY PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
Condensed Consolidated Statement of Financial Condition
as of September 30, 2010

a.	The investors will provide $35 million in new capital through the sale of newly issued shares of Bancorp common stock.

Pro forma net cash expected as a result of the capital raise:
New capital		$35,000
Professional fees	300
Estimated tax benefit	113
Net cost	187
Net cash		$34,813

b.
Estimated core deposit intangible asset of ABI’s total deposits, excluding time deposits.  Core deposit intangible will be amortized over eight years using the double declining balance method as follows (dollars in thousands):

Year 1	$988
Year 2	741
Year 3	556
Year 4	334
Year 5	334
Year 6	333
Year 7	333
Year 8	333
3,952

c.	Elimination of ABI’s stockholders’ equity.

d.	The following are the pro forma costs expected as a result of the merger (dollars in thousands):

Severance agreements	$250
Other merger costs	150
400
Estimated tax benefit	$(150)

e.	The following represents the total merger consideration and the amount of goodwill resulting from the merger.

Total consideration to ABI shareholders (dollars in thousands, except per share data):
Cash consideration to ABI shareholders:
Number of shares of common stock issued	1,247,516
Cash per share	.67
Total cash consideration	$837
Stock consideration to ABI common shareholders:
Number of shares of ABI common stock issued and outstanding as of the record date	1,247,516
Exchange ratio for Bancorp shares	. 20
Number of Bancorp shares of common stock to be issued	249,503
Assumed fair value of Bancorp common stock
Assumed fair value of Bancorp common stock pursuant to the Merger Agreement	$9.00
Total stock consideration	$2,246
Total merger consideration	$3,083

Total purchase price	$3,083

25.

JACKSONVILLE BANCORP, INC.
NOTES TO THE COMBINED COMPANY PRO FORMA FINANCIAL INFORMATION (UNAUDITED)
Condensed Consolidated Statement of Financial Condition
as of September 30, 2010

Net equity of ABI per historical financial statements adjusted for:	10,024
ABI transaction costs	400
Estimated tax impact	(150)
Adjusted net equity of ABI	9,774
Core deposit intangible	3,952
Estimated tax impact	(1,487)
Net fair value adjustments	(16,771)

Pro forma net equity acquired	(4,532)

Total Goodwill	$7,615

f.	The estimated fair value of the assets acquired and the liabilities assumed as of the balance sheet date are as follows:

Cash and cash equivalents	$20,821
Securities and fed funds sold	45,250
Loans, net	165,041
Premises and equipment	3,217
Other assets	7,942

Total assets acquired	242,271

Deposits	234,742
FHLB	8,166
Subordinated debt	1,474
Other liabilities	2,421

Total liabilities assumed	246,803

Net liabilities acquired	$(4,532)

g.
ABI currently has a valuation allowance against the majority of its deferred tax assets.  The merger does result in an ownership change for tax purposes, which could further limit the ability to realize some of its deferred tax assets.  As a result, the pro forma adjustments include a valuation allowance against any net deferred tax asset arising from the purchase and fair value adjustments on the assets and liabilities of ABI.  Reversal of the valuation allowance will occur at such time it is determined that it is more likely than not that these deferred tax assets could be realized.

26.

Combined Company Pro Forma Financial Information (Unaudited)
Condensed Consolidated Statement of Operations
for the Year Ending December 31, 2009
(Dollars in thousands, except per share data)

	Historical		Pro Forma before	Merger Adjustments				Pro Forma after
	JBI	ABI	Adjustments	Debit		Credit		Adjustments
Interest and dividend income:
Loans, including fees	$22,190	$12,354	$34,544	$—		$3,458	(a)	$38,002
Taxable securities	648	875	1,523					1,523
Tax-exempt securities	414	665	1,079					1,079
Federal funds sold and other	(48)	1	(47)					(47)
Total interest income	23,204	13,895	37,099	—		3,458		40,557

Interest expense:
Deposits	7,844	6,268	14,112	—		809	(b)	13,303
Federal Reserve borrowing	116	-	116					116
FHLB and other borrowings	1,034	347	1,381	—		150	(a)	1,231
Subordinated debt	734	185	919	65	(a)			984
Federal funds purchased and repurchase agreements	1	—	1	—		—		1
Total interest expense	9,729	6,800	16,529	65		959		15,635
Net interest income	13,475	7,095	20,570	65		4,417		24,922
Provision for loan losses	4,361	6,268	10,629	—		—		10,629
Net interest income after provision for loan losses	9,114	827	9,941	65		4,417		14,293

Noninterest income:
Service charges on deposit accounts	597	611	1,208	—		—		1,208
Write-off of non-marketable equity security	(132)	(179)	(311)					(311)
Other	376	319	695	—		—		695
Total noninterest income	841	751	1,592	—		—		1,592

Noninterest expenses:
Salaries and employee benefits	4,441	2,846	7,287	—		—		7,287
Occupancy and equipment	1,674	1,029	2,703					2,703
Regulatory assessment	1,020	1,014	2,034					2,034
Data processing	909	836	1,745					1,745
Professional fees	551	766	1,317					1,317
Advertising and business development	603	95	698					698
Amortization expense	—	—	—	988	(b)			988
Other	785	1,905	2,690	—		—		2,690
Total noninterest expenses	9,983	8,491	18,474	988		—		19,462
Income before income taxes	(28)	(6,913)	(6,941)	1,053		4,417		(3,577)
Income tax expense	(104)	327	223	—		372		(149)
Net income (loss)	$76	$(7,240)	$(7,164)	$1,053		4,789		(3,428)
Other comprehensive income (loss)	287	(12)	275	—		—		275
Comprehensive loss	$363	$(7,252)	$(6,889)	$1,053		$4,789		$(3,153)

27.

Combined Company Pro Forma Financial Information (Unaudited)
Condensed Consolidated Statement of Operations
for the Year Ending December 31, 2009

Earnings (loss) per share:
Basic
Weighted average common shares Outstanding	1,749	1,248	5,889
Basic earnings per common share	$0.04	$(5.80)	$(0.54)

Diluted
Weighted average common shares outstanding for basic earnings per common shares	1,749	1,248	5,889
Add: Dilutive effects of assumed exercises of stock options and warrants	—	—	—
Average shares and dilutive potential common shares	1,749	1,248	5,889
Diluted earnings per common share	$0.04	$(5.80)	$(0.54)

a.	Accretion and amortization of estimate fair value adjustments to loans, deposits and other funding on a level yield basis.

b.	Represents the adjustment to record the amortization of the fair value adjustment on acquired core deposits using the double declining balance method amortized over eight years.

28.

Combined Company Pro Forma Financial Information (Unaudited)
Condensed Consolidated Statement of Income
as of September 30, 2010
(Dollars in thousands, except per share data)

	Historical		Pro Forma before	Merger Adjustments				Pro Forma after
	JBI	ABI	Adjustments	Debit		Credit		Adjustments
Interest and dividend income:
Loans, including fees	$16,554	$8,244	$24,798	$-		$2,594	(a)	$27,392
Taxable securities	374	959	1,333					1,333
Tax-exempt securities	302	481	783					783
Federal funds sold and other	(20)	-	(20)					(20)
Total interest income	17,210	9,684	26,894	-		2,594		29,488

Interest expense:
Deposits	5,116	2,988	8,104	-		607	(b)	7,497
Federal Reserve borrowing	1	-	1					1
FHLB advances	671	262	933	-		113	(a)	821
Subordinated debentures	580	139	719	49	(a)	-		768
Federal funds purchased and repurchase agreements	-	-	-	-		-		-
Total interest expense	6,368	3,389	9,757	49		720		9,087

Net interest income	10,842	6,295	17,137	49		3,314		20,401
Provision for loan losses	5,094	1,593	6,687	-		-		6,687
Net interest income after provision for loan losses	5,748	4,702	10,450	49		3,314		13,714

Noninterest income:
Service charges on deposit accounts	413	340	753	-		-		753
Write-off of non-marketable equity security	-	-	-					-
Other	420	233	653	-		-		653
Total noninterest income	833	573	1,406	-		-		1,406

Noninterest expenses:
Salaries and employee benefits	3,917	1,961	5,878	-		-		5,878
Occupancy and equipment	1,234	752	1,986					1,986
Regulatory assessment	743	811	1,554					1,554
Data processing	761	755	1,516					1,516
Merger related costs	1,113	-	1,113					1,113
Advertising and business development	320	18	338					338
Professional fees	508	612	1,120					1,120
Amortization expense	-	-	-	741	(a)			741
Other	1,798	789	2,587	-		-		2,587
Total noninterest expenses	10,394	5,698	16,092	741		-		16,833

Income before income taxes	(3,813)	(423)	(4,236)	790		3,314		(1,713)
Income tax expense	(1,485)	(117)	(1,602)	-		279		(1,881)
Net income (loss)	$(2,328)	$(306)	$(2,634)	$790		3,593		169

29.

Combined Company Pro Forma Financial Information (Unaudited)
Condensed Consolidated Statement of Income
as of September 30, 2010

Earnings (loss) per share:
Basic
Weighted average common shares outstanding	1,749	1,248	5,889
Basic earnings (loss) per common share	$(1.33)	$(0.25)	$0.03

Diluted
Weighted average common shares outstanding for basic earnings per common shares	1,749	1,248	5,889
Add: Dilutive effects of assumed exercises of stock options and warrants	-	-	-
Average shares and dilutive potential common shares	1,749	1,248	5,889
Diluted earnings (loss) per common share	$(1.33)	$(0.25)	$0.03

a.	Accretion and amortization of estimated fair value adjustments to loans, deposits and other funding on a level yield basis.

b.	Represents the adjustment to record the amortization of the fair value adjustment on acquired core deposits using the double declining method amortized over eight years.

30.

Introduction

On the following pages, management presents an analysis of the financial condition of the Company as of September 30, 2010 compared to December 31, 2009, and the results of operations for the three and nine months ended September 30, 2010 compared with the same period in 2009.  This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Comparison of Financial Condition at September 30, 2010 and December 31, 2009

Total assets decreased $11.0 million, or 2.5%, from $438.8 million at December 31, 2009 to $427.8 million at September 30, 2010.  During the nine months ended September 30, 2010, the Company experienced a net loan decrease of $13.6 million, or 3.5%.  Commercial real estate decreased by $5.1 million, or 2.2%, residential real estate decreased by $4.1 million, or 4.2%, construction real estate decreased by $3.1 million, or 9.3%, and consumer loans decreased by $755,000, or 19.4%, offset by a $1.3 million, or 5.6%, increase in commercial loans.  In addition, the allowance for loan losses increased by $2.1 million.

Total cash and cash equivalents decreased $1.1 million from $5.6 million at December 31, 2009 to $4.5 million at September 30, 2010.  Investment securities available-for-sale increased $825,000 to $23.0 million at September 30, 2010.  During the nine months ended September 30, 2010, we purchased $2.0 million of U.S. government agency securities and $5.2 million GNMA CMO securities.  In addition, we received $6.9 million in proceeds from maturities, calls and principal repayments.

Total deposits decreased $9.2 million, or 2.5%, from $370.6 million at December 31, 2009 to $361.4 million at September 30, 2010.  During the nine months ended September 30, 2010, money market, NOW and savings deposits increased $27.8 million to $132.6 million, time deposits decreased $33.7 million to $188.4 million and noninterest bearing deposits decreased $3.3 million to $40.4 million.  The decrease in time deposits was driven primarily by a reduction in National and Brokered CD’s of $58.9 million.

Federal Home Loan Bank advances decreased $200,000 to $24.8 million at September 30, 2010 from $25.0 million at December 31, 2009.  Two $5.0 million fixed rate advances matured during the first nine months of 2010, offset by an increase in overnight advances of $9.8 million.

Total shareholders' equity decreased by $2.6 million from $27.3 million at December 31, 2009 to $24.6 million at September 30, 2010.  The decrease is mainly attributable to a net loss of $2.3 million and an increase of a net unrealized loss on cash flow hedge.  At September 30, 2010, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 1,750,437 shares were issued and outstanding.  In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at September 30, 2010.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and 2009

Net Income

There was a net loss for the first nine months of 2010 of $2.3million, compared to a $180,000 net loss in the first nine months of 2009.  On a diluted per share basis, the net loss was $1.33 for the nine months ended September 30, 2010, compared to a net loss of $0.10 per diluted share in 2009.  The net loss for the first nine months of 2010 was driven primarily by additional provisions for loan losses, merger related costs, write-down of OREO values, and other related expenses on foreclosed properties.

31.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $10.8 million for the nine months ended September 30, 2010, compared to $9.8 million for the same period in 2009.  Interest income decreased $177,000 when compared to the first nine months of the prior year.  This was a result of a 15 basis point interest rate decrease on the average earning assets offset by the average earning asset increase of $7.1 million.  Additionally, the level of nonaccruing loans increased by $7.1 million since September 30, 2009.

The average loan balances decreased $1.5 million for the nine months ended September 30, 2010 compared to the same period in the prior year.  The average yield on interest-earning assets for the first nine months of 2010 was 5.43%, which was a decrease of 15 basis points, compared to the 5.58% yield earned during the first nine months of 2009.

The average cost of interest-bearing liabilities decreased 53 basis points from 2.79% in the first nine months of 2009 to 2.26% in the comparable period in 2010.  The average cost of interest-bearing deposits and all interest-bearing liabilities reflect the ongoing reduction in interest rates paid on deposits because of the repricing of deposits in the current environment coupled with the change in the funding mix for the first nine months of 2010 as compared to the same period in 2009.

The net interest margin increased by 27 basis points from 3.15% to 3.42% when comparing the first nine months of 2010 to the same period last year.  This increase is mainly the result of the Company focusing on core deposit gathering initiatives.  The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and has taken action to reduce costs through reductions in the rates paid on its core deposits.

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and shareholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

32.

	Nine Months Ended September 30,
	2010			2009
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$386,736	$16,554	5.72%	$388,193	$16,595	5.72%
Securities (2)	26,874	676	3.36	27,567	828	4.02
Other interest-earning assets (3)	9,847	(20)	(.27)	635	(36)	(7.58)
Total interest-earning assets	423,457	17,210	5.43	416,395	17,387	5.58
Noninterest-earning assets (4)	22,008			16,328
Total assets	$445,465			$432,723

Interest-bearing liabilities:
Savings deposits	$10,352	$96	1.24	$12,833	$163	1.70
NOW deposits	6,138	9	.20	8,083	15	.25
Money market deposits	104,440	1,114	1.43	68,294	786	1.54
Time deposits	216,849	3,897	2.40	201,676	5,213	3.46
FHLB advances	24,013	671	3.74	31,209	761	3.26
Federal Reserve borrowing	264	1	.51	26,664	100	.50
Subordinated debt	14,550	580	5.33	14,550	539	4.95
Other interest-bearing liabilities (5)	69	—	—	142	1	.94
Total interest-bearing liabilities	376,675	6,368	2.26	363,451	7,578	2.79
Noninterest-bearing liabilities	42,551			42,283
Shareholders' equity	26,239			26,989
Total liabilities and shareholders' equity	$445,465			$432,723

Net interest income		$10,842			$9,809

Interest rate spread (6)			3.17%			2.79%

Net interest margin (7)			3.42%			3.15%

(1)	Includes nonaccrual loans and deferred loan fees.
(2)	Due to immateriality, the interest income and yields related to certain tax exempt assets have not been adjusted to reflect a fully taxable equivalent yield.
(3)	Includes federal funds sold. The negative income is a result of the amortized expense on the subordinated debt.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes federal funds purchased.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.

33.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Nine Months Ended September 30,
	2010 Versus 2009 (1)
	Increase (decrease) due to changes in:
			Net
	Volume	Rate	Change
	(Dollars in thousands)
Interest income:
Loans	$(62)	$21	$(41)
Securities	(20)	(132)	(152)
Other interest-earning assets	(50)	66	16
Total interest income	(132)	(45)	(177)

Interest expense:
Savings deposits	(28)	(39)	(67)
NOW deposits	(3)	(3)	(6)
Money market deposits	389	(61)	328
Time deposits	369	(1,685)	(1,316)
FHLB advances	(191)	101	(90)
Federal Reserve borrowing	(100)	1	(99)
Subordinated debt	—	41	41
Other interest-bearing liabilities	(1)	—	(1)
Total interest expense	435	(1,645)	(1,210)

Increase in net interest income	$(567)	$1,600	$1,033

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

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

34.

Additional information with regard to the Company’s methodology and reporting of the allowance for loan losses is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 19, 2010.

Asset Quality

The Company has identified certain assets as risk elements.  These assets include nonaccruing loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, troubled debt restructurings, and foreclosed real estate.  Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due.  These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value.  The Company’s risk elements at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Nonaccruing loans	$15,806	$8,745

Loans past due over 90 days still on accrual	—	—
Total nonperforming loans	15,806	8,745
Foreclosed assets, net	6,299	4,011
Total nonperforming assets	22,105	12,756
Troubled debt restructuring	11,270	16,175
Total nonperforming assets and troubled debt restructuring	$33,375	$28,931

Allowance for loan losses	$8,922	$6,854

Nonperforming loans and foreclosed assets as a percent of total assets	5.17%	2.91%
Nonperforming loans as a percent of gross loans	4.17%	2.24%
Allowance for loan losses as a percent of nonperforming loans	56.45%	78.38%

Loans past due 30-89 days, still accruing	$4,811	$5,308
Assets classified as substandard and doubtful	$44,941	$44,815

The increase in nonperforming assets at September 30, 2010 was principally a result of an increase in nonaccrual commercial real estate loans. General economic conditions and the real estate market continue to be challenging in the Bank’s geographic market.

Loans are impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms.  At September 30, 2010, the Company had impaired loans of $34.3 million, compared to $22.6 million at December 31, 2009.  Of the $34.3 million impaired loans, $15.8 million are nonperforming loans as reflected above.

The Company has loan balances of $15.4 million for customers whose loans are classified as troubled debt restructuring and such loans are included in the impaired loan balances of $34.3 million at September 30, 2010.  There are no additional funds committed to customers whose loans are classified as troubled debt restructuring.  Most of these loans were modified to suspend principal payments for a period of time less than or equal to one year, and the interest rate was modified from a fixed rate to a floating rate tied to the Prime rate.  Of the $2.0 million allowance for loan losses reserved for impaired loans, the Company has allocated $1.0 million to customers whose loan terms have been modified as a troubled debt restructuring.

35.

Nonperforming loans increased during the nine-month period ended September 30, 2010 from $8.7 million at December 31, 2009 to $15.8 million at September 30, 2010.  The Company considers all risk elements, including early indicators of potential problem loans, when determining the appropriateness of the allowance for loan losses.  The Company’s loans past due 30-89 days decreased to $4.8 million at September 30, 2010 from $5.3 million at December 31, 2009.

The Company critically evaluates all requests for additional funding on classified loans to determine whether the borrower has the capacity and willingness to repay.  Any requests of this nature require concurrence by the Loan Committee of the Bank’s board of directors.

Allowance and Provision for Loan Losses

The allowance for loan losses grew by $2.0 million during the first nine months of 2010, amounting to $8.9 million at September 30, 2010, as compared to $6.9 million at December 31, 2009.  The allowance represented approximately 2.35% of total loans at September 30, 2010 and 1.75% at December 31, 2009.  During the first nine months of 2010, the Company had charge-offs of $3.1 million, recoveries of $71,000 and recorded a $5.1 million provision for loan losses compared to charge-offs of $1.6 million, recoveries of $20,000 and a provision for loan losses of $3.3 million for the first nine months of 2009.  The larger provision for loan losses in 2010 was driven primarily by the charge-off of several loans graded as substandard.  Additionally, the worsening economic conditions, coupled with the continued softness in the real estate markets, along with the Bank’s concentration in collateral dependent real estate loans, were considered when determining the appropriate level of loan loss reserves in the first nine months of 2010.

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own experience as well as industry and economic trends.  Impaired loans were $34.3 million as of September 30, 2010.  As of the same date, $2.0 million was specifically allocated to the allowance for loan losses which is deemed appropriate to absorb probable losses.

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

It is the Bank’s policy to obtain updated third party appraisals on all ORE and real estate collateral on substandard loans on, at least, an annual basis.  Value adjustments are often made to appraised values on properties wherein the existing appraisal is approximately one-year old at period end.  Occasionally, at period end, an updated appraisal has been ordered, but not yet received, on a property wherein the existing appraisal is approaching one-year old.  In this circumstance, an adjustment is typically made to the existing appraised value to reflect the Bank’s best estimate of the change in the value of the property, based on evidence of changes in real estate market values derived by the review of current appraisals received by the Bank on similar properties.  In the current environment, all such adjustments to value are downward due to the overall reduction in real estate values over the last year in the Bank’s market area.

36.

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

Based on the results of the analysis performed by management at September 30, 2010, the allowance for loan loss is considered to be appropriate to absorb probable incurred losses in the portfolio as of that date.  As more fully discussed in the “Critical Accounting Policies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates.  Actual results could differ significantly from these estimates.

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

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $833,000 for the nine months ended September 30, 2010, compared to $611,000 for the comparable 2009 period.  In 2009, the Company experienced a $132,000 write-off in the stock of Silverton Bank, N.A. due to its May 2009 failure which was offset by a loan referral fee in the amount of $52,000.  Additionally, the Company recorded a $62,000 windfall to offset the additional taxes and penalties from the cancellation of one of its BOLI policies.  A new policy was written which should provide a higher return.  The earnings from both policies are used to offset the cost of employee benefits.

Noninterest expense was $10.4 million for the nine months ended September 30, 2010, compared to $7.5 million in the same period in 2009.  The increase in noninterest expense was primarily a result of recording $1.1 million of merger related expenses, recording a $604,000 write-down of OREO property values, and recording $548,000 for other related expenses on bank owned property.

37.

The income tax benefit for the nine months ended September 30, 2010 was $1.5 million, compared to an income tax benefit of $196,000 for the nine months ended September 30, 2009.  The tax benefit is the result of the benefits derived from tax-free municipal bonds and tax-free income earned on the bank-owned life insurance policies, resulting in a greater percentage of loss being recorded as a benefit.

Comparison of Operating Results for the Three Months Ended September 30, 2010 and 2009

Net loss for the third quarter of 2010 was $349,000, or $.20 per diluted share, as compared to net income of $325,000, or $.19 per diluted share, earned for the same quarter last year.  During the third quarter of 2010, the Company recorded a $799,000 provision for loan loss, compared to a $1.1 million provision for the third quarter of 2009.  The Company recorded $760,000 of merger related expenses for the recent merger announcement between Bancorp and ABI.  The Company also recorded $308,000 of Other Real Estate Owned expenses related to the write down of OREO values and other related expenses on foreclosed properties.

Net interest income was $3.7 million for the third quarter of 2010 compared to $3.8 million for the same period in 2009.  Interest income for the quarter decreased $415,000 when compared to the prior year as a result of an increase in average earning assets of $10.3 million, offset by a 26 basis point interest rate decrease on the average earning assets.  Interest expense declined by $340,000 as a result of reductions in the rates paid on interest bearing deposits.  The net interest margin improved to 3.61% for the quarter, compared to 3.59% for the comparable period in 2009.

Capital

The Company’s capital management policy is designed to build and maintain capital levels that meet regulatory standards.  Under current regulatory capital standards, banks are classified as well-capitalized, adequately-capitalized or undercapitalized.  Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%.  The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 10.87%, 9.60% and 8.40%, respectively, at September 30, 2010.  The Company also maintains capital levels that meet the same regulatory standards.  If the capital ratios of Bancorp and the Bank were to fall below levels required under regulatory standards, it is their policy to increase capital in an amount sufficient to meet regulatory requirements within 30 days.

The Company has included in Tier 1 Capital and Total Capital a portion of the trust preferred securities that were issued in June 2004, December 2006 and June 2008.

Cash Flows and Liquidity

Cash Flows. The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances, Federal Reserve Bank borrowings and federal funds purchased.  The Company uses cash from these and other sources to fund loan growth.  Any remaining cash is used primarily to reduce borrowings and to purchase investment securities.  During the first nine months of 2010, the Company’s cash and cash equivalent position decreased by $1.1 million.  The decrease in cash mainly resulted from a decrease in deposit accounts of approximately $9.2 million from $370.6 million at December 31, 2009 to $361.4 million at September 30, 2010, offset by cash from operating activities of $2.5 million of net loan payments of $5.7 million.

Liquidity.  The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows.  The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold.  At September 30, 2010, the Company had $23.0 million in available-for-sale securities, $7.4 million of which was pledged to the Federal Reserve Bank for the Borrower in Custody Program.

38.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks.  The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market and brokered certificates of deposit.  The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the FHLB, Federal Reserve Discount Window and other commercial banks.  These lines, in the aggregate amount of approximately $98.0 million, do not represent legal commitments to extend credit.

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

39.

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

40.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted against Bancorp, its subsidiaries and/or their directors, officers or affiliates.  In the ordinary course of business, Bancorp and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries and investigations.  Other than ordinary routine litigation incidental to the Company’s business, management believes after consultation with legal counsel that there are no pending legal proceedings against Bancorp or the Bank that will, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of Bancorp.

Item 1A.	Risk Factors
Since the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on March 19, 2010, the following risk factors have been identified, including those risk factors associated with Jacksonville Bancorp, Inc.’s (JBI) proposed merger with Atlantic BancGroup, Inc. (“ABI”) (the “Merger,” see Note 9 to the Consolidated Financial Statements).

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

41.

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

Specified conditions set forth in the Merger Agreement must be satisfied or waived to complete the Merger.  If the conditions are not satisfied or waived, to the extent permitted by law or stock exchange rules, the Merger will not occur or will be delayed and each of JBI and ABI may lose some or all of the intended benefits of the Merger.  The following conditions, in addition to other customary closing conditions, must be satisfied or waived, if permissible, before JBI and ABI are obligated to complete the Merger:

•	the merger agreement and merger must be approved by the holders of at least 70% of the outstanding shares of ABI common stock as of the record date of the ABI special meeting;
•	all required regulatory consents must be obtained;
•	the stock purchase and the amendment and restatement of JBI’s articles of incorporation and bylaws are approved by JBI shareholders;
•
the satisfaction of the conditions to closing in the stock purchase agreement and the receipt of notification from the investors they have received all funds necessary to complete the stock purchase; and

•	the absence of any law or order by a court or regulatory authority that prohibits, restricts or makes illegal the merger.

Sales of substantial amounts of JBI common stock in the open market by former ABI shareholders could depress JBI’s stock price.

Other than shares held by persons who will be affiliates of JBI after the Merger, shares of JBI common stock that are issued to shareholders of ABI will be freely tradable without restrictions or further registration under the Securities Act.  JBI currently expects that it will issue approximately 3.89 million shares of JBI common stock in connection with the Merger and the Stock Purchase.  If the Merger is completed and if ABI’s shareholders sell substantial amounts of JBI common stock in the public market following completion of the Merger, the market price of JBI common stock may decrease.  These sales might also make it more difficult for JBI to sell equity or equity-related securities at a time and price that it otherwise would deem appropriate.

42.

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

•
the FDIC has increased the limits on federal deposit insurance and has also provided temporary liquidity guarantee, or “TLG”, of all FDIC-insured institutions and their affiliates’ debt, as well as deposits in noninterest-bearing transaction deposit accounts; and

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

43.

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

44.

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

45.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Date: November 5, 2010	/s/ Price W. Schwenck
Price W. Schwenck
Chief Executive Officer

Date: November 5, 2010	/s/ Valerie A. Kendall
Valerie A. Kendall
Executive Vice President
and Chief Financial Officer

46.

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

47.