Form 10-K
period 2010-12-31
JACKSONVILLE BANCORP INC /FL/
filed 2011-03-31
CIK 1071264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant (based upon the per share closing sale price of $10.90 on June 30, 2010) was approximately $14,238,605.

There were 5,888,809 outstanding shares of common stock as of February 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2011 Annual Meeting

of Shareholders are incorporated by reference in Part III of this Annual Report.

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

General

Bancorp was incorporated under the laws of the State of Florida on October 24, 1997 for the purpose of organizing the Bank. Bancorp is a one-bank holding company owning 100% of the outstanding shares of the Bank. Bancorp’s only business is the ownership and operation of the Bank, which opened for business on May 28, 1999. The Bank is a Florida state-chartered commercial bank, and its deposits are insured by the FDIC. On November 16, 2010, Bancorp acquired Atlantic BancGroup, Inc. (“ABI”) by merger, and on the same date, ABI’s wholly owned subsidiary, Oceanside Bank, merged with and into the Bank. The Bank currently provides a variety of community banking services to businesses and individuals through its eight full-service branches in Jacksonville, Duval County, Florida, as well as its virtual branch.

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

Substantial consolidation of the Florida banking market has occurred since the early 1980’s. We believe that the number of depository institutions headquartered and operating in Florida will continue to decline. Our marketing programs focus on the advantages of local management, personal service and customer relationships. Particular emphasis is placed on building personal face-to-face relationships. Our management and business development teams have extensive experience with individuals and companies within our targeted market segments in the Jacksonville area. Based on our experience, we believe that we have been and will continue to be effective in gaining market share as evidenced by Bancorp’s successful merger with ABI. The Bank currently has 102 employees. We are focused on small business, professionals and commercial real estate. Over the past five years, Bancorp’s Board of Directors (also referred to herein as the “Board”) has granted every employee (excluding executive officers) of the Company restricted stock.

Acquisition

On November 16, 2010, Bancorp acquired ABI pursuant to an agreement and plan of merger that provided for the merger of ABI with and into Bancorp. The merger agreement also included the consolidation of ABI’s wholly owned subsidiary, Oceanside Bank, into the Bank. Under the terms of the merger agreement, ABI shareholders received 0.2 shares of Bancorp common stock and $0.67 in cash for each share of ABI common stock. A total of 249,483 shares were issued to ABI shareholders. The ABI merger increased our branch locations from five full-service branches to eight full-service branches (and one drive-thru only branch, which we subsequently closed as of March 1, 2011) as well as expanded our geographic footprint in the Jacksonville Beach market. In addition, we acquired approximately $158.0 million in net loans, as more fully described below, $62.8 million in cash and cash equivalents and securities, $231.3 million in deposits and $9.5 million in borrowings in the ABI merger. We recorded $12.5 million in goodwill and $2.5 million in core deposit intangibles as a result of the ABI merger.

Cash and cash equivalents and securities

The carrying amount of cash and cash equivalents is a reasonable estimate of fair value based on the short-term nature of these assets. Fair value for securities was based on quoted market prices, where available. If quoted market prices were not available, fair value estimates were based on observable inputs, including quoted market prices for similar instruments, quoted market prices that are not in an active market or other inputs that are observable in the market.

Loans

Fair value for loans was based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans and included adjustments for liquidity concerns. The discount rate does include a factor for credit losses. Management prepared the purchase price allocations and, in part, relied on a third party for the valuation of non-impaired loans at November 16, 2010.

The following are the fair value of loans recorded in the merger with ABI as of November 16, 2010 (dollars in thousands):

Loan Types	As Recorded by ABI	Fair Value Adjustments	Fair Value of Acquired Loans	% of Acquired Loan Portfolio
Commercial	$11,240	$945	$10,295	6.50%
Real estate mortgage loans:
Residential	52,635	6,646	45,989	29.10%
Commercial	87,669	12,092	75,577	47.00%
Construction and land	29,311	5,765	23,546	14.90%
Consumer	2,736	172	2,564	1.60%

Total	$183,591	$25,620	$157,971	100.00%

The acquired loans at November 16, 2010 included loans accounted for in accordance with FASB ASC 310-30 (“ASC 310-30”). As defined by ASC 310-30 and subject to certain exceptions contained in that statement, ASC 310-30 loans are loans with evidence of deterioration of credit quality for which it is probable that the borrower will not be able to make all contractually required payments. We acquired loans with an aggregate face value on November 16, 2010 of $77.8 million, for which there was, at acquisition, evidence of deterioration in credit quality and for which it was probable that the borrowers would not be able to make all contractually required payments. As a result, a discount of $18.5 million was recorded for these loans resulting in a net carrying amount of $59.3 million on November 16, 2010.

Core Deposit Intangible

This intangible asset represents the value of the relationships that ABI had with its deposit customers. The fair value of this intangible asset was estimated based on a discounted cash flow methodology that gave appropriate consideration to expected customer attrition rates, cost of the deposit base, reserve requirements and the net maintenance cost attributable to customer deposits. A third party provided the valuation for the core deposit intangible at November 16, 2010.

Deposits

The fair value used for the demand and savings deposits that comprise the transaction accounts acquired, by definition, equal the amount payable on demand at the acquisition date. The fair values for time deposits are estimated using a discounted cash flow calculation that applies interest rates currently being offered to the interest rates embedded on such time deposits. A third party provided the valuation of the deposits at November 16, 2010.

Capital Raise

Also on November 16, 2010, and immediately following the ABI merger, Bancorp completed the sale of 3,888,889 shares of its common stock to four accredited investors at a purchase price of $9.00 per share pursuant to a stock purchase agreement. This financing was led by CapGen Capital Group IV LP (“CapGen”) and resulted in total gross proceeds of $35.0 million to Bancorp. The amount of cash raised was directly tied to the amount of additional capital Bancorp needed in order to obtain regulatory approval to consummate the merger with ABI. The net proceeds from the sale after offering expenses were $34.7 million and were used to fund the merger and integration of ABI and Oceanside Bank into the Company.

Market Area and Competition

Our primary market area is all of Duval County (primarily the Southside, Westside, Arlington, Mandarin and Downtown areas of Jacksonville and Jacksonville Beach). Jacksonville is the largest city in the United States covering 841 square miles and is a leading financial and insurance center. Jacksonville is home to the Jacksonville Jaguars and is the corporate headquarters to a number of regional and national companies. Duval County has a strong commercial and industrial base, which has been steadily expanding in recent years.

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

We are in competition with existing area financial institutions, including commercial banks and savings institutions, insurance companies, consumer finance companies, brokerage houses, mortgage banking companies, credit unions, and other business entities which target traditional banking markets. We face increased competition due to the Gramm-Leach-Bliley Act (the “GLB Act”), discussed under Business-Regulation and Supervision, which allows insurance firms, securities firms, and other non-traditional financial companies to provide traditional banking services. We anticipate that significant competition will continue from existing financial services providers as well as new entrants to the market. There are 30 separate financial institutions located in Duval County.

Funding Sources

Deposits

We offer a wide range of deposit accounts, including commercial and retail checking, money market, individual retirement and statement savings accounts, and certificates of deposit with fixed rates and a range of maturity options. Our sources of deposits are primarily residents, businesses, and employees of businesses within our market areas, obtained through personal solicitation by our officers and directors, direct mail solicitation, and advertisements published in the local media. We also have the ability to obtain deposits from the national and brokered CD markets as an additional source of funding. We pay competitive interest rates on interest-bearing deposits. In addition, our service charge schedule is competitive with other area financial institutions, covering such matters as maintenance and per item processing fees on deposit accounts and special handling charges. We are also part of the Star, Cirrus, Presto and Plus ATM networks and a member of VISA.

Borrowings

Additional sources of funds are available to the Bank by borrowing from the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”). Our lending capacity with these institutions provides credit availability based on qualifying collateral from the investment and loan portfolios. See “Note 8-Deposits” and “Note 9-Short-term Borrowings and Federal Home Loan Bank Advances” of the Notes to the Consolidated Financial Statements for further information on our funding sources.

Lending Activities

Our Board has adopted certain policies and procedures to guide individual loan officers in carrying out lending functions. The Board has formed a Directors’ Loan Committee and appointed five directors to provide the following oversight:

•	ensure compliance with loan policy, procedures and guidelines as well as appropriate regulatory requirements;

•	approve secured loans above an aggregate amount of $2,000,000 and unsecured loans above an aggregate amount of $1,000,000 to any entity and/or related interests;

•	monitor overall loan quality through review of information relative to all new loans;

•	approve lending authority for individual officers;

•	monitor our loan review systems;

•	oversee strategies for workout of problem loan relationships;

•	review the adequacy of the loan loss reserve; and

•	approve any additional advances to any borrower whose loan or line of credit has been adversely classified substandard.

The Board realizes that occasionally loans need to be made which fall outside the typical policy guidelines. Consequently, the Chief Executive Officer, President and Chief Credit Officer have the authority to make certain policy exceptions on secured and unsecured loans within their loan authority limitations. Policy exceptions on secured and unsecured loans greater than $2,000,000 and $1,000,000, respectively, must be approved by the Directors’ Loan Committee, and the full Board reviews reports of all loans and policy exceptions at its regular meetings. Additionally, the Bank has an independent company that also evaluates the quality of loans and determines if loans are originated in accordance with the guidelines established by the Board.

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

Loan Portfolio Composition

The composition of the Bank’s core loan portfolio, excluding loans classified as held for sale at December 31, 2010 and 2009, is indicated below along with the growth from December 31, 2009.

(dollars in thousands)	Total Loans December 31, 2010(1)	% of Total Loans	Total Loans December 31, 2009	% of Total Loans	% Increase (Decrease) from December 31, 2009 to 2010
Real estate mortgage loans:
Commercial	$282,468	55.00%	$233,570	59.70%	20.90%
Residential	136,771	26.70%	97,147	24.80%	40.80%
Construction and land	52,808	10.30%	32,987	8.40%	60.10%
Commercial loans	35,976	7.00%	23,838	6.10%	50.90%
Consumer loans	5,110	1.00%	3,899	1.00%	31.10%

Total	$513,133	100.00%	$391,441	100.00%	31.10%

(1)	Total loans include merger with ABI

The following table sets forth the composition of our loans classified as held for sale portfolio at December 31, 2010:

	Amount	% of Total Loans
Real estate mortgage loans:
Commercial	$11,649	83.80%
Residential	1,401	10.10%
Construction and land	840	6.00%
Commercial loans	20	0.10%
Consumer loans	—	—

	$13,910	100.00%

There were no loans classified as held for sale at December 31, 2009.

Our nonperforming loans as a percentage of gross loans, excluding loans classified as held for sale, increased from 2.24% at December 31, 2009 to 6.83% at December 31, 2010. This increase was driven in part by the merger with ABI as well as general economic conditions, including the real estate market that continues to be challenging in the Bank’s geographic market.

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

Construction and Land Loans

The Bank provides construction permanent loans to borrowers to finance the construction of owner occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Bank carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Bank considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information. The Bank also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Bank carefully analyzes the intended use of the property and the viability thereof.

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

Employees

As of February 28, 2011, the Bank had 102 employees. Except for certain officers of the Bank who also serve as officers of Bancorp, Bancorp does not have any employees. Management believes Company relations with its employees have been good.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ( the “Dodd-Frank Act”). The Dodd-Frank Act will have a broad impact on the financial services industry, including, significant regulatory and compliance changes, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•

Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act creates the Bureau within the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions.

•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0 percent. The Dodd-Frank Act also provides that, effective one year after the date of enactment, depository institutions may pay interest on demand deposits.

•

Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained.

•

Transactions with Insiders. Insider transaction limitations are expanded through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

•

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions.

•

Compensation Practices. The Dodd-Frank Act provides that the appropriate federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. Together, the Dodd-Frank Act and the recent guidance on compensation may impact the current compensation policies at the Company.

•

Holding Company Capital Levels. The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies that are at least of the same nature as those applicable to financial institutions. All trust preferred securities, or TRUPs, issued by bank or thrift holding companies after May 19, 2010 will be counted as Tier II Capital (with an exception for certain small bank holding companies). Bank holding companies with at least $15 billion in assets as of December 31, 2009 will have five years to comply with this provision, and starting on January 1, 2013, these holding companies will phase in the requirement by deducting one-third of TRUPs per year for the following three years from Tier 1 capital. TRUPs issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets as of December 31, 2009 are exempt from these capital deductions entirely.

We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Federal Reserve Board

We are regulated by the Federal Reserve Board under the Federal Bank Holding Company Act (“BHC Act”), which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board policy, which has been codified by the Dodd-Frank Act, under its regulations and published policy statements, has maintained that a bank holding company must serve as a source of financial strength to its subsidiary bank(s). In adhering to the Federal Reserve Board policy, Bancorp may be required to provide financial support for the Bank at a time when, absent such policy, Bancorp may not otherwise deem it advisable to provide such assistance.

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

The primary source of Bancorp’s income is expected to be dividends from the Bank. A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows: No bank may pay a dividend at any time that the total of net income for the current year when combined with retained net income from the preceding two years produces a loss. The Bank met this restriction in 2010 as our net loss at December 31, 2010 combined with retained earnings from the preceding two years produced a loss. The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

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

The FDICIA also requires each federal banking agency to prescribe, and the Federal Reserve Board and the FDIC have adopted, for all insured depository institutions and their holding companies, safety and soundness standards relating to such items as: internal controls, information and audit systems, asset quality, loan documentation, classified assets, credit underwriting, interest-rate risk exposure, asset growth, earnings, compensation, fees and benefits, valuation of publicly traded shares, and such other operational and managerial standards as the agency deems appropriate. Finally, each federal banking agency was required to prescribe standards for employment contracts and other compensation arrangements with executive officers, employees, directors, and principal shareholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss. If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement a plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until corrected, may impose further restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA. Both the capital standards and the safety and soundness standards that the FDICIA implements were designed to bolster and protect the DIF.

In response to the directives issued under the FDICIA, the regulators have adopted regulations that, among other things, prescribe the capital thresholds for each of five established capital categories. The following table reflects these capital thresholds:

	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Well capitalized(1)	10%	6%	5%
Adequately capitalized(1)	8%	4%	4%(2)
Undercapitalized(3)	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	—	—	Less than 2%

(1)	An institution must meet all three minimums.
(2)	3% for CAMELS composite 1 rated institutions, subject to appropriate federal banking agency guidelines.
(3)	An institution falls into this category if it is below the adequately capitalized level for any of the three capital measures.

Under these capital categories, the Bank is classified as well capitalized. At December 31, 2010, the Bank’s total risk-based capital and Tier 1 risk-based capital ratios were 10.39% and 9.13%, respectively. The Tier 1 leverage ratio was 8.97% as of the same date. In addition to maintaining all capital levels at or above well-capitalized levels, the Bank is committed to maintaining a Tier 1 leverage ratio above 8% at all times and total risk-based capital above 10% at all times.

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

For Additional Information

We are required to comply with the informational requirements of the Securities Exchange Act of 1934, as amended, and, accordingly, we file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read or obtain a copy of these reports at the SEC’s public reference room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the public reference room and their copy charges by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains registration statements, reports, proxy information statements and other information regarding registrants that file electronically with the SEC. The address of the website is http://www.sec.gov. You may also access our filings with the SEC through our website at http://www.jaxbank.com.

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

RISKS RELATED TO OUR BUSINESS

We may have difficulties integrating ABI’s operations into our operations or may fail to realize the anticipated benefits of the merger.

The merger with ABI involves the integration of two companies that had previously operated independently of each other. Successful integration of ABI’s operations will depend primarily on our ability to consolidate ABI’s operations, systems and procedures into ours and to eliminate redundancies and costs. We may not be able to integrate the operations without encountering difficulties including, without limitation:

•	the loss of key employees and customers;

•	possible inconsistencies in standards, control procedures and policies; and

•	unexpected problems with costs, operations, personnel, technology or credit.

We have incurred significant costs, and expect to incur additional costs, in connection with integrating the operations of the two companies. We are continuing to assess the impact of these costs. Although we believe that the elimination of duplicate costs, as well as the realization of other efficiencies related to the integration of the businesses, will offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The loss of key personnel may adversely affect our operating results.

Our success is, and is expected to remain, highly dependent on our senior management team. We rely heavily on our senior management because, as a community bank, it is our management’s extensive knowledge of, and relationships in, the community that generate business for us. Successful execution of our growth strategy will continue to place significant demands on our management and the loss of any such person’s services may adversely affect our growth and profitability. We are primarily dependent upon the services of Price W. Schwenck, Chief Executive Officer; Gilbert J. Pomar, III, President; Valerie A. Kendall, Executive Vice President and Chief Financial Officer; and Scott M. Hall, Executive Vice President and Chief Credit Officer. If the services of these individuals were to become unavailable for any reason, or if we were unable to hire highly qualified and experienced personnel to replace them, our operating results could be adversely affected.

We are integrating ABI’s business into our own. The integration process and our ability to successfully conduct ABI’s business going forward will require the experience and expertise of key employees of Oceanside Bank. Therefore, the ability to successfully integrate ABI’s operations with ours, as well as the future success of the combined company’s operations, will depend, in part, on our ability to retain key employees of Oceanside Bank. We may not be able to retain key employees for the time period necessary to complete the integration process or beyond. Although we do not have any reason to believe any of these employees will cease to be employed by us, the loss of such employees could adversely affect our ability to successfully conduct our business in the markets in which ABI operated, which could have an adverse effect on our financial results and the value of our common stock.

Our business may face risks with respect to future expansion.

We may continue to acquire other financial institutions or parts of financial institutions in the future and we may engage in additional de novo branch expansion. Acquisitions and mergers involve a number of risks, including:

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

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill and other intangible assets associated with an acquisition and possible adverse effects on our results of operations; and

•	the risk of loss of key employees and customers.

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

Due to the nature of our market, a significant portion of our loan portfolio has historically been secured with real estate. As of December 31, 2010, approximately 55.0% of our $513.1 million loan portfolio, excluding loans classified as held for sale, was secured by commercial real estate.

The current downturn in the real estate market, the continued deterioration in the value of collateral, and the local and national economic recessions have adversely affected our clients’ ability to repay their loans. If these conditions persist, or get worse, our clients’ ability to repay their loans will be further eroded. In the event we are required to foreclose on a property securing one of our mortgage loans or otherwise pursue our remedies in order to protect our investment, we may be unable to recover funds in an amount equal to our projected return on our investment or in an amount sufficient to prevent a loss to us due to prevailing economic conditions, real estate values and other factors associated with the ownership of real property. As a result, the market value of the real estate or other collateral underlying our loans may not, at any given time, be sufficient to satisfy the outstanding principal amount of the loans, and consequently, we would sustain loan losses, which would negatively affect our financial results.

Our capital may not be adequate to continue to support the current rate of growth.

Future capital requirements depend on many factors, including the ability to successfully attract new customers and provide additional services, the timing of opening new branch locations, the decision to acquire or merge with other banks or bank holding companies, changes in regulatory requirements for capital and the Bank’s profitability levels. If adequate capital is not available, we will be subject to an increased level of regulatory supervision, we may not be able to expand our operations, and our business operating results and financial condition could be adversely affected.

We may require additional capital in the future, which may not be available when needed, and if available, could result in dilution of our shareholders’ ownership interests.

Any capital that is likely to be generated by our operations over the next several years is expected to be needed to continue expanding our operations. Additionally, our Board may determine from time to time that, in order to support our strategic objectives, there is a need to obtain additional capital through the issuance of additional shares of our common stock or other securities. These issuances would dilute the ownership interest of our then-current shareholders, may dilute the per share book value of our common stock and would only require shareholder approval under certain circumstances. The terms of security issuances by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect.

There is no assurance that we will be able to raise additional capital when needed on terms favorable to us or at all. Our ability to raise additional capital will depend on our financial performance at that time and on conditions in the capital markets that are outside our control. If we cannot raise additional capital when needed, our ability to expand our operations through internal growth or to continue operations could be impaired. Also, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Current levels of market volatility have been significant, and negative conditions and new developments in the financial services industry and the credit markets have and may continue to adversely affect our operations, financial performance and stock price.

The capital and credit markets have been experiencing volatility and disruption for the past several years. The markets have placed downward pressure on stock prices and the availability of capital, credit and liquidity has been adversely affected for many issuers, in some cases, without regard to those issuers’ underlying financial condition or performance. If current levels of market disruption and volatility continue or worsen, we may experience adverse effects, which may be material, on our ability to maintain or access capital and credit, and on our business, financial condition (including liquidity) and results of operations.

Uncertainty about the economy and its direction with the expectation for little or no economic growth as well as high unemployment during the next 12–18 months has adversely affected the financial markets. Loan portfolio performances have deteriorated at many financial institutions, including ours, resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting loans. The competition for deposits has increased significantly due to liquidity concerns. Stock prices of bank holding companies, like us, have been negatively affected by the recent and current conditions in the financial markets, as has our ability, if needed, to raise capital compared to prior years.

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

Recent legislation and government actions in response to market and economic conditions may significantly affect our operations, financial condition and earnings.

In response to the financial crisis affecting the banking system and financial markets, the United States Congress enacted the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009. Under these and other laws and government actions:

•

the U.S. Department of the Treasury, or “Treasury,” has provided capital to financial institutions and adopted programs to facilitate and finance the purchase of problem assets and finance asset-backed securities via the Troubled Assets Relief Program, or “TARP”;

•	the FDIC provided temporary liquidity guarantee of all FDIC-insured institutions and their affiliates’ debt as well as deposits in noninterest-bearing transaction deposit accounts; and

•	the federal government has undertaken various forms of economic stimulus, including assistance to homeowners in restructuring mortgage payments on qualifying loans.

The Small Business Lending Fund (“SBLF”) was enacted into law as part of the Small Business Jobs Act. SBLF is a $30 billion fund that encourages lending to small businesses by providing Tier 1 capital to qualified community banks with assets of less than $10 billion. Through the SBLF, community banks and small businesses can work together to help create jobs and promote economic growth in their local communities.

The Dodd-Frank Act restructures the regulation of depository institutions and contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008–2009. Included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the act are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations. The Dodd-Frank Act also permanently increased the limits on federal deposit insurance to $250,000.

TARP and the Temporary Liquidity Guarantee Program (“TLG”) are winding down, and the effects of this wind-down cannot be predicted. In addition, the federal government is considering various proposals for a comprehensive overhauling reform of the financial services industry and markets and coordinating reforms with other countries. There can be no assurance that these various initiatives or any other future legislative or regulatory initiatives will be successful at improving economic conditions globally, nationally or in our markets, or that the measures adopted will not adversely affect our operations, financial condition, and earnings.

The costs of regulatory assessments and the TLG guarantees have increased and are expected to continue to adversely affect our results of operations.

Regulatory assessments increased substantially, from $417,000 in 2008 to $1.0 million in each of 2009 and 2010. We expect to pay higher FDIC premiums in the future. Bank failures have significantly depleted the FDIC’s DIF and reduced its ratio of reserves to insured deposits. The FDIC has adopted a revised risk-based deposit insurance assessment schedule which raised deposit insurance premiums, and the FDIC has also implemented a special assessment on all depository institutions. Additional special assessments may be imposed by the FDIC for future periods. We participate in the FDIC’s TLG Program (“TLGP”) for noninterest-bearing transaction deposit accounts guarantee program and debt guarantee program. Banks that participate in the TLG’s noninterest-bearing transaction account guarantee pay the FDIC a fee for such guarantee. These actions have significantly increased our noninterest expense in 2009 and 2010 and are expected to increase our costs for the foreseeable future, which will continue to adversely affect our results of operations.

An inadequate allowance for loan losses would reduce our earnings.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan. Management maintains an allowance for loan losses based on, among other things, anticipated experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable.

As of December 31, 2010, our allowance for loan losses was $13.1 million, which represented 2.55% of our total amount of loans, excluding loans classified as held for sale. We had approximately $35.0 million in nonperforming loans as of December 31, 2010, excluding loans classified as held for sale. We manage any nonperforming loans in an effort to minimize credit losses and monitor our asset quality to maintain an adequate loan loss allowance. The allowance may not prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our nonperforming or performing loans. Accordingly, the allowance for loan losses may not be adequate to cover loan losses, or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to our allowance for loan losses would result in a decrease of our net income and our capital, among other adverse consequences.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2010, our nonperforming loans were $35.0 million, or 6.8% of our gross loan portfolio, excluding loans classified as held for sale, and our nonperforming assets (which include nonperforming loans) were $40.8 million, or 6.3% of total assets. In addition, we had approximately $12.5 million in accruing loans that were 30-89 days delinquent at December 31, 2010.

Until economic and market conditions improve, we may continue to incur additional losses relating to an increase in nonperforming loans. We do not record interest income on non-accrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. We incur the costs of funding problem assets and other real estate owned, however. When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to our then fair value less expected selling costs, which, when compared to the principal amount of the loan, may result in a loss. In addition, given the increased levels of mortgage foreclosures in our market areas, the foreclosure process is now taking longer than it has in the recent past; this has served to increase the cost of foreclosures and the time needed to take title to the underlying property. Once we take possession to foreclosed real estate, the costs of maintenance, taxes, security and potential environmental liability can be significant and serve to decrease the amount of recovery we may realize upon a sale of the property. As described above, our nonperforming assets can adversely affect our net income in a variety of ways, which negatively affects our results of operations and financial condition.

Unexpected losses in future reporting periods may require us to adjust the valuation allowance against our deferred tax assets.

We evaluate the deferred tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between the future projected operating performance and the actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments, either increases or decreases, to the deferred tax asset valuation allowance will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry-back or carry-forward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Such a change could have a material adverse effect on our results of operations, financial condition and capital position.

We could be negatively impacted by changes in interest rates and economic conditions.

Our results of operations may be materially and adversely affected by changes in prevailing economic conditions, including continued declines in real estate market values, rapid changes in interest rates, and the monetary and fiscal policies of the federal government. Our profitability is partly a function of the spread between the interest rates earned on investments and loans and those paid on deposits and other liabilities. As with most banking institutions, our net interest spread is affected by general economic conditions and other factors that influence market interest rates. Changes in interest rates may negatively affect our earnings and the value of our assets. Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense, our largest recurring expenditure. In a period of rising interest rates, our interest expense could increase in different amounts and at different rates while the interest that we earn on our assets may not change in the same amounts or at the same rates. Accordingly, increases in interest rates could decrease our net interest income. At any given time, our assets and liabilities may be affected differently by a given change in interest rates. As a result, an increase or decrease in rates could have a material adverse effect on our net income, capital and liquidity. While we take measures to reduce interest-rate risk, these measures may not adequately minimize exposure to interest-rate risk.

We are dependent on the operating performance of the Bank to provide us with operating funds in the form of cash dividends, and the Bank is subject to regulatory limitations regarding the payment of dividends.

We are a bank holding company and are dependent upon dividends from the Bank for funds to pay expenses and, if declared, cash dividends to shareholders. A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except no bank may pay a dividend at any time that the total of net income for the current year when combined with retained net income from the preceding two years produces a loss. The future ability of the Bank to pay dividends to us will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements. Therefore, the Bank may not be able to provide us with adequate funds to conduct our ongoing operations, which would adversely affect our results of operations and financial condition.

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

Our per customer lending limit is approximately $12.1 million, subject to further reduction based on regulatory criteria relevant to any particular loan. Accordingly, the size of loans which we can offer to potential customers is less than the size that many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in the market. We accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks. However, we may not be successful in attracting or maintaining customers seeking larger loans or in selling portions of such larger loans on terms that are favorable to us.

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

RISKS RELATED TO OUR COMMON STOCK

Sales of substantial amounts of our common stock in the open market by former ABI shareholders or other significant shareholders could depress our stock price.

Other than shares held by persons who are affiliates of Bancorp after the merger with ABI, shares of our common stock that were issued to former ABI shareholders in the merger are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended. We issued 249,483 shares of our common stock in the ABI merger. Also in connection with the $35.0 million financing, we registered 3,888,889 shares of our common stock for resale by the purchasers in the stock purchase, which can be freely traded by such purchasing Shareholders. If the former ABI shareholders and/or other Shareholders sell substantial amounts of our common stock in the public market, the market price of our common stock may decrease. These sales might also make it more difficult for us to sell equity or equity-related securities at a time and price that we otherwise would deem appropriate.

Our common stock is thinly traded and, therefore, shareholders and investors may have difficulty selling shares.

Our common stock is thinly traded, which can be more volatile than stock trading in an active public market. We cannot predict the extent to which an active public market for our common stock will develop or be sustained. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, and our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire, or at all.

We do not anticipate paying dividends for the foreseeable future.

We do not anticipate that dividends will be paid on our common stock for the foreseeable future. It is the policy of our Board to reinvest earnings for such period of time as is necessary to ensure our successful operations. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on our earnings, capital and regulatory requirements, financial conditions and other factors considered relevant by our Board. We are largely dependent upon dividends paid by the Bank to provide funds to pay cash dividends if and when our Board may declare such dividends. No assurance can be given that future earnings will be sufficient to satisfy regulatory requirements and permit the legal payment of dividends to shareholders at any time in the future. Even if we could legally declare dividends, the amount and timing of such dividends would be at the discretion of our Board.

The market price of our common stock may be volatile.

The market price of our common stock is subject to fluctuations as a result of a variety of factors, some of which may be beyond our control. Factors affecting the volatility of the trading price of our common stock include:

•	quarterly variations in our operating results or those of other banking institutions;

•	changes in national and regional economic conditions, financial markets or the banking industry;

•	announcements of new products or services by us or our competitors; and

•	other developments affecting us or other financial institutions.

The trading volume of our common stock is limited, which may increase the volatility of the market price for our stock. In addition, the stock market has experienced significant price and volume fluctuations in recent years. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons not necessarily related to the operating performance of these companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. For example, the trading price of our common stock could decline in reaction to events that negatively affect other companies in our industry even if these events do not directly affect us at all. In the past, many companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be a target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Your shares of common stock will not be an insured deposit.

Shares of our common stock are not a bank deposit and are not insured or guaranteed by the FDIC or any other government agency. Your investment will be subject to investment risk, and you must be capable of affording the loss of your entire investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Property Location in Jacksonville	Year Location Established	Approximate Square Footage	Owned / Leased
Headquarters(1) 100 North Laura Street	2004	14,815	Lease

Branch Office 10325 San Jose Boulevard	1998	3,567	Own

Branch Office 12740-200 Atlantic Boulevard	2000	3,080	Own

Branch Office(2) 4343 Roosevelt Boulevard	2005	3,127	Lease

Branch Office(3) 7880 Gate Parkway	2006	9,372	Lease

Branch Office 1315 South 3rd Street	2010	4,588	Own

Branch Office 560 Atlantic Boulevard	2010	1,968	Own

Branch Office(4) 13799 Beach Boulevard	2010	11,200	Lease

Branch Office(5) 1790 Kernan Boulevard	2010	3,120	Own Building/Lease Land

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

(4)

The Bank took occupancy of this branch and operations facility on November 16, 2010 as a result of the merger with ABI. The Bank has a 10-year and 8-month lease that expires November 30, 2011 for this branch, which specifies rent of $186,890 per annum and is subject to increases by applying the greater of the change in the consumer price index or 3%.

(5)

The Bank took occupancy of this branch on November 16, 2010 as a result of the merger with ABI. The Bank has a 20-year lease that expires August 22, 2022 for this branch, which specifies rent of $75,000 per annum and is subject to a 12.5% increase every five lease years. The Bank has two renewal options, each to extend the term of the lease for ten years, the first option term commencing on August 22, 2022, and the last option term ending on August 22, 2042.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, as a normal incident of the nature and kind of business in which we are engaged, various claims or charges are asserted against us and/or our directors, officers or affiliates. In the ordinary course of business, the Company is also subject to regulatory examinations, information gathering requests, inquiries and investigations. Other than ordinary routine litigation incidental to our business, management believes after consultation with legal counsel that there are no pending legal proceedings against Bancorp or any of its subsidiaries that will, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of the Company.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on NASDAQ under the symbol JAXB. The following table shows the high and low sale prices of our common stock for each quarter of 2009 and 2010.

Year	Quarter	High	Low
2009	First	$11.99	$6.99
	Second	$11.17	$7.51
	Third	$11.00	$10.41
	Fourth	$10.93	$7.92
2010	First	$11.00	$9.07
	Second	$12.00	$9.27
	Third	$10.90	$7.53
	Fourth	$8.50	$7.15

As of February 28, 2011, Bancorp had 5,888,809 outstanding shares of common stock, par value $.01 per share, held by approximately 694 registered shareholders of record.

It is the policy of Bancorp’s Board to reinvest earnings for such period of time as is necessary to ensure its successful operations. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on Bancorp’s earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by Bancorp’s Board. For more information regarding Bancorp’s ability to pay dividends and restrictions thereon, please refer to the section captioned “Regulation and Supervision” under Item 1 of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Equity Compensation Plans Information

The following table sets forth information about the Jacksonville Bancorp, Inc. Stock Option Plan, as amended, and the 2008 Amendment and Restatement of the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan, as of December 31, 2010:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	190,000	$13.81	51,199	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	190,000	$13.81	51,199

(1)	Represents shares available for issuance pursuant to grants of awards under the 2008 Amendment and Restatement of the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan, as amended.

COMPANY PURCHASES OF EQUITY SECURITIES

Following approval by the shareholders at the 2003 Annual Meeting, Bancorp established the Directors’ Stock Purchase Plan for nonemployee directors. Under this plan, directors may elect to receive shares of Bancorp’s common stock as an alternative to the equivalent of cash for directors’ fees. All transactions executed under the Directors’ Stock Purchase Plan were open-market purchases and were accounted for as treasury stock on the date of purchase. Effective July 1, 2010, nonemployee directors agreed to a cash-only compensation plan for payment of director fees. As a result, the Company did not repurchase any shares of its common stock during the last quarter of 2010.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 have been derived from our Consolidated Financial Statements. The ratios and other data are unaudited and have been derived from our records. The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Annual Report on Form 10-K.

At or for the Year Ended December 31,

(Dollars in thousands, except per share figures)

	2010(1)	2009	2008	2007	2006
Financial Condition Data:
Cash and cash equivalents	$20,297	$5,647	$10,148	$6,035	$4,478
Securities, available for sale and held to maturity	62,356	22,171	29,734	29,777	26,109
Loans held for sale	13,910	—	—	—	—
Loans, net	499,696	384,133	374,993	339,265	281,006
Goodwill	12,498	—	—	—	—
Other intangible assets, net	2,376	—	—	—	—
All other assets	40,700	26,860	19,124	16,885	13,982

Total assets	$651,833	$438,811	$433,999	$391,962	$325,575

Deposit accounts	562,187	370,635	345,544	288,893	282,626
Other borrowings	34,886	39,777	60,550	74,830	18,832
All other liabilities	2,901	1,131	1,060	1,610	979
Shareholders’ equity	51,859	27,268	26,845	26,629	23,138

Total liabilities and shareholders’ equity	$651,833	$438,811	$433,999	$391,962	$325,575

	2010	2009	2008	2007	2006
Operations Data:
Total interest income	$23,962	$23,204	$25,563	$26,808	$22,017
Total interest expense	8,282	9,729	13,560	14,419	10,945

Net interest income	15,680	13,475	12,003	12,389	11,072
Provision for loan losses	16,988	4,361	3,570	542	546

Net interest income (loss) after provision for loan losses	(1,308)	9,114	8,433	11,847	10,526

Noninterest income	1,174	841	1,178	1,184	1,047
Noninterest expenses	17,124	9,983	9,805	8,485	7,573

Income (loss) before income taxes (benefit)	(17,258)	(28)	(194)	4,546	4,000
Income tax expense (benefit)	(5,816)	(104)	(229)	1,588	1,477

Net income (loss)	$(11,442)	$76	$35	$2,958	$2,523

Per Share Data:
Basic earnings per share	$(5.07)	$.04	$.02	$1.70	$1.46
Diluted earnings per share	(5.07)	.04	.02	1.63	1.39
Dividends declared per share	—	—	—	—	—
Total shares outstanding at end of year	5,888,809	1,749,243	1,748,599	1,746,331	1,741,688

Ratios and Other Data:
Book value per share at end of year	$8.81	$15.59	$15.35	$15.25	$13.28
Return on average assets	(2.42)%	0.02%	0.01%	0.82%	0.83%
Return on average equity	(37.52)%	0.28%	0.13%	12.08%	11.92%
Average equity to average assets	6.46%	6.22%	6.40%	6.76%	6.95%
Interest rate spread during the period	3.28%	2.89%	2.46%	2.90%	3.15%
Net yield on average interest-earning assets	3.52%	3.23%	2.97%	3.56%	3.81%
Noninterest expenses to average assets	3.62%	2.30%	2.33%	2.34%	2.49%
Average interest-earning assets to average interest-bearing liabilities	1.13	1.15	1.15	1.16	1.17
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year(2)	6.25%	2.91%	2.89%	0.18%	0.26%
Allowance for loan losses as a percentage of total loans at end of year(2)	2.55%	1.75%	1.24%	0.91%	0.92%
Total number of banking offices(3)	9	5	5	5	5

(1)	Amounts include merger with ABI.
(2)	Nonperforming loans and total loans exclude amounts classified as loans held for sale as of December 31, 2010.
(3)	Amount represents banking offices operating at December 31 of each year. As of March 1, 2011, the Bank has eight full-service operating branches.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years Ended December 31, 2010, 2009 and 2008

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

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses; and maintaining strong asset quality. Our current strategy is to grow organically and through acquisition if price, culture and market fit within our strategies. This was demonstrated through our acquisition of ABI and Oceanside Bank which increased our net loans on the date of acquisition by approximately $158.0 million and $231.3 million in deposits.

2010 Executive Overview

The following were significant factors related to 2010 results as compared to 2009. The 2010 performance is reflective of the successful execution of our strategy to focus on growth through acquisition within the Northeast Florida market as is evidenced by the successful merger with ABI. During 2010, our total gross loans, including loans classified as held for sale, increased by $135.7 million, or 34.7%. We recorded approximately $3.5 million in organic growth in residential and commercial loans with the remaining increase attributable to the ABI merger.

Total deposits increased by $191.6 million, or 51.7%, during 2010. This amount reflects an approximate $28.0 million in national and brokered CD run-off offset by an increase attributable to the merger with ABI. The following are changes in the deposit categories:

•	Noninterest-bearing deposits increased $28.7 million, or 65.7%. The noninterest-bearing deposits growth is a direct result of the merger with ABI.

•	Money market, savings and NOW deposits increased by $106.2 million, or 101.3%. This growth is a direct result of the merger with ABI.

•	The certificate of deposit portfolio increased by $56.6 million, or 25.5%. The time-deposit growth is a direct result of the merger with ABI.

•

Borrowed funds, primarily consisting of Federal Home Loan Bank (FHLB) advances and subordinated debentures, totaled $39.8 million at year end 2009 compared to $34.9 million at the end of 2010. During 2010, we increased our subordinated debt by $1.4 million due to the addition of a fourth statutory trust the Company acquired as a result of the merger with ABI. This increase was offset by a larger decrease in our FHLB advances of $6.9 million.

Total shareholders’ equity increased $24.6 million, or 90.2%, during 2010, primarily as a result of the $35.0 million capital raise offset by the Company’s net loss for 2010. Management remains committed to retaining sufficient equity to protect shareholders and depositors, provide for reasonable growth and fully comply with regulatory requirements.

The allowance for loan loss as a percentage of total loans outstanding, excluding loans held for sale, was 2.55% at December 31, 2010, compared to 1.75% at December 31, 2009. During 2010, the Company had charge-offs of $10.9 million, recoveries of $134,000 and recorded a provision for loan loss of $17.0 million, compared to charge-offs of $2.2 million, recoveries of $23,000 and provision for loan losses of $4.4 million in 2009. Approximately $6.8 million of the increase in charge-offs is related to loans classified as held for sale during the fourth quarter which are recorded at the lower of cost or fair value. The remainder is the result of increased foreclosures in 2010 as compared to 2009 due to the continued softening of the real estate market.

Our net loss was $11.4 million in 2010 as compared to net income of $76,000 in 2009. Our basic and diluted loss per share was $5.07 in 2010 as compared to basic and diluted income per share of $0.04 in 2009. Return on average assets and return on average equity were (2.42%) and (37.52%), respectively, in 2010 compared to 0.02% and 0.28%, respectively, in 2009. The net loss was driven primarily by additional provisions for loan losses, ABI merger costs, write-down of OREO values, and other related expenses on foreclosed properties. This was partially offset by the earnings on the interest-earning assets the Company acquired in the merger with ABI.

Interest income was $24.0 million in 2010 compared to $23.2 million in 2009, an increase of $800,000, or 3.4%, as a result of the interest-earning assets the Company acquired in the merger with ABI. This was offset by the repricing of our assets in this low interest rate environment along with the increase in nonperforming loans of $26.3 million from 2009. Interest expense was $8.3 million in 2010 compared to $9.7 million in 2009, a decrease of $1.4 million, or 14.4%, as a result of the low interest rate environment; this was offset somewhat by a transition from low-cost wholesale funding into a more expensive time deposit as well as the interest-bearing liabilities the Company acquired in the merger with ABI.

Basic weighted average shares outstanding increased to 2,256,750 in 2010 from 1,748,683 in 2009 as a result of the capital raise and merger with ABI. The diluted weighted average shares outstanding increased to 2,256,750 from 1,791,164 in the same periods. Basic and diluted weighted average shares outstanding are the same for 2010 as the Company was in a loss position for the year. As a result, all potential common shares for 2010 were excluded from the calculation of diluted earnings per share as the shares would have had an anti-dilutive effect.

Noninterest income was $1.2 million for 2010 compared to $841,000 in 2009. This increase was due to the merger with ABI. In addition, included in noninterest income for 2009 was a $132,000 loss on a nonmarketable equity security.

Critical Accounting Policies

A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and requires management’s most difficult, subjective or complex judgments. The circumstances that make these judgments difficult, subjective or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, the Company’s primary critical accounting policies are as follows:

Allowance for Loan Loss

The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses on existing loans that may become uncollectible based on evaluations of the collectability of the loans. The evaluations take into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers’ ability to pay. The level of the allowance for loan loss is also impacted by increases and decreases in loans outstanding, because either more or less allowance is required as the amount of the Company’s credit exposure changes. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of the provision for loan loss, and related allowance can, and will, fluctuate.

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

Deferred Income Taxes

Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income. From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available. Positive evidence includes the historical levels of our taxable income, estimates of our future taxable income including tax planning strategies as applicable, the reversals of deferred tax liabilities and taxes available in carry-back years. Negative evidence primarily includes a cumulative three-year loss for financial reporting purposes. Additionally, current and future economic and business conditions are considered. Management believes the Company will generate sufficient operating income to realize the deferred tax asset.

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

The Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all insured institutions. Institutions considered well-capitalized and financially sound pay the lowest premiums, while those institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premiums. During 2010, assessment rates for all insured institutions ranged from approximately 5 cents per $100 of assessable deposits for well-capitalized institutions with minor supervisory concerns to 43 cents per $100 of assessable deposits for undercapitalized institutions with substantial supervisory concerns. In 2011, assessment rates are expected to range between 12 and 50 cents per $100 of assessable deposits for the first quarter and 8 and 77.5 cents per $100 of assessable deposits for the remainder of the year. The large premium increase is due to the Emergency Economic Stabilization Act of 2008 (EESA) and the Temporary Liquidity Guarantee Program, both of which increased the deposit insurance coverage available to the Bank’s depositors.

In February 2006, the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the Reform Act) were signed into law. The Reform Act revised the laws concerning federal deposit insurance by making the following changes: (i) merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new fund, the Deposit Insurance Fund (DIF), effective March 31, 2006; (ii) increasing the deposit insurance coverage for certain retirement accounts to $250,000 effective April 1, 2006; (iii) beginning in 2010, deposit insurance coverage on individual accounts may be indexed for inflation; (iv) the FDIC will have more discretion in managing deposit insurance assessments; and (v) eligible institutions will receive a one-time initial assessment credit. The Dodd-Frank Act permanently increased the limits on the federal deposit insurance to $250,000.

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

On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the DIF to return to a reserve ratio of 1.15% within eight years. The FDIC amended its prior ruling on deposit assessments to require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter 2009, and for all of 2010, 2011 and 2012. This prepaid assessment was collected in December 2009, along with each institution’s regular quarterly risk-based deposit insurance assessment for the third quarter 2009. The FDIC also increased annual assessment rates uniformly by three basis points effective January 1, 2011. Additional special assessments may be imposed by the FDIC for future periods.

In order to promote financial stability in the economy, the FDIC adopted the TLGP on October 13, 2008. Participation in the program is voluntary; however, once participation is elected, it cannot be revoked. The Bank elected to participate in the Transaction Account Guarantee Program component of the TLGP. Under the Transaction Account Guarantee Program, the FDIC will fully insure funds held in noninterest-bearing transaction accounts. Noninterest-bearing transaction accounts are ones that do not accrue or pay interest and for which the institution does not require an advance notice of withdrawal. Also covered are interest on lawyers’ trust accounts (IOLTA) and negotiable order of withdrawal (NOW) accounts with interest rates lower than 50 basis points. These revisions were effective until June 30, 2010 and then extended until December 31, 2010, unless we elected to “opt out” of participating, which we did not do. The Dodd-Frank Act extended full deposit coverage for noninterest- bearing transaction deposit accounts for two years beginning on December 31, 2010, and all financial institutions are required to participate in this extended program.

Securities

The securities portfolio is categorized as either “held to maturity,” “available for sale,” or “trading.” Securities held to maturity represent those securities which the Bank has the intent and ability to hold to maturity. Securities available for sale represent those investments which may be sold for various reasons, including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income (loss). Trading securities are held primarily for resale and are recorded at their fair values. Gains or losses on trading securities are included immediately in earnings. During 2010, 2009 and 2008, the Bank had no trading securities.

The following table sets forth the amortized costs and fair value of our securities portfolio (dollars in thousands):

	At December 31, 2010		At December 31, 2009		At December 31, 2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. government-sponsored entities and agencies	$—	$—	$2,485	$2,504	$8,204	$8,284
Mortgage-backed securities	38,908	39,022	8,386	8,704	10,483	10,622
State and municipal securities	23,584	23,334	10,777	10,963	10,918	10,778

Total	$62,492	$62,356	$21,648	$22,171	$29,605	$29,684

Security held to maturity:
State of Israel bond	$—	$—	$—	$—	$50	$50

The following table sets forth, by maturity distribution, certain information pertaining to the fair value of securities (dollars in thousands):

	Within 1 Year		After 1 Year Within 5 Years		After 5 Years Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2010:
Securities available for sale:
U.S. government-sponsored entities and agencies	$—	0.00%	$—	0.00%	$—	0.00%	$—	0.00%
Mortgage-backed securities	173	2.71%	38,376	3.58%	280	2.91%	193	3.74%
State and municipal securities	—	0.00%	2,506	3.09%	7,819	3.67%	13,009	4.44%

Total	$173	2.71%	$40,882	3.50%	$8,099	3.44%	$13,202	4.37%

	Totals
	Amount	Yield
At December 31, 2010:
Securities available for sale:
U.S. government-sponsored entities and agencies	$—	0.00%
Mortgage-backed securities	39,022	3.42%
State and municipal securities	23,334	3.95%

Total	$62,356	3.68%

Loan Portfolio Composition

Commercial real estate loans comprise the largest group of loans in our portfolio amounting to $335.3 million, or 65.3% of the total loan portfolio, at December 31, 2010, compared to $266.6 million, or 68.1%, at December 31, 2009. Residential real estate loans comprise the second largest group of loans in the portfolio, amounting to $136.8 million, or 26.7% of the total loan portfolio, at December 31, 2010, as compared to $97.1 million, or 24.8%, at December 31, 2009. As of December 31, 2010, commercial loans amounted to $36.0 million, or 7.0% of total loans, which were $23.8 million, or 6.1%, at December 31, 2009. The following table sets forth the composition of our loan portfolio, excluding loans classified as held for sale, over the last five fiscal years (dollars in thousands):

	At December 31,
	2010		2009		2008		2007		2006
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate(1)	$335,276	65.3%	$266,557	68.1%	$266,436	70.1%	$242,676	70.8%	$198,041	69.7%
Commercial	35,976	7.0	23,838	6.1	28,445	7.5	20,291	5.9	18,903	6.7
Residential real estate	136,771	26.7	97,147	24.8	81,152	21.3	75,141	21.9	62,270	21.9
Consumer and other	5,110	1.0	3,899	1.0	4,070	1.1	4,631	1.4	4,693	1.7

	$513,133	100.0%	$391,441	100.0%	$380,103	100.0%	$342,739	100.0%	$283,907	100.0%

Add (deduct):
Allowance for loan losses	(13,069)		(6,854)		(4,705)		(3,116)		(2,621)
Net deferred (fees) costs	(368)		(454)		(405)		(358)		(280)

Loans, net	$499,696		$384,133		$374,993		$339,265		$281,006

The following table sets forth the composition of our loans classified as held for sale portfolio (dollars in thousands) as of December 31, 2010:

	Amount	% of Total
Commercial real estate(1)	$12,489	89.80%
Commercial	20	0.10
Residential real estate	1,401	10.10
Consumer and other	—	—

	$13,910	100.00%

(1)	For presentation purposes, construction and land loans have been classified as commercial real estate loans.

There were no loans classified as held for sale at December 31, 2009, 2008, 2007 or 2006.

The following table reflects the contractual principal repayments by period of our loan portfolio, including loans classified as held for sale, at December 31, 2010 (dollars in thousands):

	Commercial Loans	Commercial Real Estate Loans(1)	Residential Real Estate Loans	Consumer Loans	Total
Less than 1 year(2)	$22,243	$66,992	$33,647	$2,264	$125,146
1-5 years	12,151	180,732	58,403	2,683	253,969
Greater than 5 years	1,607	100,035	46,122	164	147,928

Total	$36,001	$347,759	$138,172	$5,111	$527,043

(1)	For presentation purposes, construction and land loans have been classified as commercial real estate loans.
(2)	Loans classified as held for sale were included in the ‘Less than 1 year’ column as they were sold in February 2011. See Note 22 of the Consolidated Financial Statements for further detail.

	Loans Maturing
(in thousands)	Within 1 Year(1)	1-5 Years	After 5 Years	Total
Loans with:
Fixed interest rates	$102,712	$216,130	$98,416	$417,258
Variable interest rates	22,434	37,840	49,511	109,785

Total Loans	$125,146	$253,970	$147,927	$527,043

(1)	Loans classified as held for sale were included in the ‘Within one year’ column as they were sold in February 2011. See Note 22 of the Consolidated Financial Statements for further detail.

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

Credit Risk

Our primary business is making commercial, real estate, business and consumer loans. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. While the Company has instituted underwriting guidelines and credit review procedures to protect it from avoidable credit losses, some losses will inevitably occur. At December 31, 2010, the Company had nonperforming loans of $35.0 million that were not accruing interest. This amount excludes $3.7 million of nonperforming loans that were classified as loans held for sale on the balance sheet as of December 31, 2010.

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

	At December 31,
	2010	2009	2008	2007	2006
Nonperforming loans:
Commercial real estate	$20,425	$5,163	$9,011	$—	$432
Residential real estate loans	14,215	3,563	3,013	—	—
Commercial loans	371	19	412	680	407
Consumer loans and other	6	—	—	10	12

Total nonperforming loans	$35,017	$8,745	$12,436	$690	$851

Foreclosed assets, net	5,733	4,011	89	—	—
Total nonperforming assets	$40,750	$12,756	$12,525	$690	$851
Total loans classified as troubled debt restructure	$7,497	$16,175	—	—	—
Total nonperforming loans as a percentage to total loans(1)	6.83%	2.24%	3.28%	0.20%	0.30%

Total nonperforming loans and foreclosed assets as a percentage of total assets(1)	6.25%	2.91%	2.89%	0.18%	0.26%

(1)	Nonperforming loans and total loans exclude amounts classified as loans held for sale as of December 31, 2010.

From time to time the Bank may utilize an interest reserve for a borrower’s future interest payments to ensure the payments remain current through maturity. At December 31, 2010, we had $4.8 million in loans where such reserves existed. Of this total, $1.4 million was considered substandard and was included in the bulk loan sale that settled on February 8, 2011. See Note 22—Subsequent Events of the Notes to the Consolidated Financial Statements for further information.

Allowance and Provision for Loan Losses

The allowance for loan losses is a valuation allowance for credit losses in the loan portfolio. Management has adopted a methodology to properly analyze and determine an adequate loan loss allowance. The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb all estimated credit losses in the Company’s loan and lease portfolio.

Due to their similarities, the Company has grouped the loan portfolio into portfolio segments. The components are real estate mortgage loans, commercial loans, and consumer and other loans. The Company has created a loan classification system to properly calculate the allowance for loan losses. Loans are evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral.

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

The allowance for loan losses amounted to $13.1 million and $6.9 million at December 31, 2010 and December 31, 2009, respectively. Based on an analysis performed by management at December 31, 2010, the allowance for loan losses is considered to be appropriate to absorb estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required.

The Bank has experienced an increase in adversely classified loans from $44.8 million at December 31, 2009 to $65.0 million at December 31, 2010. This amount includes $14.6 million of adversely classified loans from the merger with ABI. Of the $65.0 million at December 31, 2010, $45.5 million is listed as impaired. Nonperforming loans as a percentage of total loans were 6.83% at December 31, 2010, compared to 2.24% at December 31, 2009. All adversely classified loans are monitored closely and the majority of these loans are collateralized by real estate. Management has analyzed its collateral position and has concluded that the loan loss reserve at December 31, 2010 is adequate.

Loans past due still accruing interest, excluding loans classified as held for sale, at December 31, 2010, are categorized as follows (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing
Commercial	$140	$36	$—	$176
Real estate:
Residential	4,580	846	—	5,426
Commercial	655	4,087	—	4,742
Construction and land	295	1,659	—	1,954
Consumer	201	28	—	229

Total	$5,871	$6,656	$—	$12,527

The increase in total loans past due 30-89 days still accruing interest from $5,308 at December 31, 2009 to $12,527 at December 31, 2010 is being driven by loan absorption as a result of the merger with ABI as well as the continued softening of the economy throughout 2010. The loans acquired form ABI included in the table above are as follows: 30-59 days past due of $1,927 and 60-89 days past due of $2,113.

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Allowance at beginning of year	$6,854	$4,705	$3,116	$2,621	$2,207
Charge-offs:
Consumer and other loans	107	22	46	59	16
Real estate loans	10,763	1,788	912	—	—
Commercial loans	37	425	1,137	12	124

Total Charge-offs	10,907	2,235	2,095	71	140

Recoveries:
Consumer loans	3	4	3	20	3
Real estate loans	46	9	—	—	—
Commercial loans	85	10	111	4	5

Total Recoveries	134	23	114	24	8

Net charge-offs	10,773	2,212	1,981	47	132

Provision for loan losses charged to operating expenses	16,988	4,361	3,570	542	546

Allowance at end of year	$13,069	$6,854	$4,705	$3,116	$2,621

Ratio of net charge-offs to average loans outstanding(1)	2.67%	0.57%	0.57%	0.01%	0.05%

Allowance as a percent of total loans(2)	2.55%	1.75%	1.24%	0.91%	0.92%

(1)	Average loans outstanding include loans classified as held for sale as of December 31, 2010.
(2)	Total loans exclude amounts classified as loans held for sale as of December 31, 2010.

The following table presents information regarding the total allowance for loan losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

	At December 31,
	2010		2009		2008		2007		2006
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial real estate(1)	$9,235	65.3%	$4,323	68.1%	$2,885	70.1%	$2,171	70.8%	$1,689	69.7%
Commercial	570	7.0	661	6.1	879	7.5	232	5.9	225	6.7
Residential real estate	3,209	26.7	1,822	24.8	896	21.3	672	21.9	667	21.9
Consumer and other	55	1.0	48	1.0	45	1.1	41	1.4	40	1.7
Total allowance for loan losses	$13,069	100.0%	$6,854	100.0%	$4,705	100.0%	$3,116	100.0%	$2,621	100.0%

Allowance for loan losses as a percentage of total loans outstanding		2.55%		1.75%		1.24%		0.91%		0.92%

(1)	Construction and land loans have been classified as commercial real estate loans. The amount of the allowance reserved at December 31, 2010 for construction and land loans was $3,313.

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

Deposits. Deposits are attracted principally from our primary geographic market areas in Duval County, Florida. The Bank also enhanced its geographical diversity by offering certificates of deposits through brokered markets and nationally to other financial institutions. In August 2009, the Company launched its “Virtual Branch” to attract deposits from other geographic market areas. The Bank offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Certificate of deposit rates are set to encourage maturities based on current market conditions. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. The Company holds quarterly Asset Liability Committee (ALCO) meetings, comprised of members of the Board of Directors and management. In addition, pricing and liquidity management meetings are held by members of management on a monthly basis or more frequently if economic conditions dictate. The Bank emphasizes commercial banking and small business relationships in an effort to increase demand deposits as a percentage of total deposits.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

	At December 31,
	2010		2009		2008
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits	$45,481	0.00%	$41,908	0.00%	$41,580	0.00%
NOW deposits	7,316	0.18	7,662	0.23	6,513	0.18
Money market deposits	114,640	1.29	71,670	1.52	81,517	2.51
Savings deposits	10,422	1.16	12,578	1.61	14,588	2.91
Time deposits	222,060	2.30	201,117	3.25	194,568	4.55

Total deposits	$399,919	1.68%	$334,935	2.34%	$338,766	3.35%

The following table represents maturity of our time deposits at December 31, 2010:

	Deposits $100,000 and Greater	Deposits Less Than $100,000	Total
Due three months or less	$43,528	$35,199	$78,728
Due more than three months to six months	19,142	18,238	37,380
Due more than six months to one year	39,037	35,008	74,045
Due one to five years	40,416	48,133	88,549
Due more than five years	—	—	—

	$142,123	$136,578	$278,702

The Dodd-Frank Act permanently increased the limits on federal deposit insurance to $250,000.

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

As discussed above, sources of liquidity include principal paydowns of loans and investment securities, customer deposits and borrowings. The Bank has an unsecured federal funds purchased accommodation with its main correspondent bank totaling $14.5 million at December 31, 2010; all of which was available as of that date. In addition, the Bank has invested in FHLB stock for the purpose of establishing credit lines with FHLB. This line is collateralized by a lien arrangement on the Bank’s first mortgage loans, second mortgage loans and commercial real estate loans. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank had a line of credit availability of $56.3 million from this credit line, of which it had borrowed $18.0 million at December 31, 2010. Additionally, the Bank has a “Borrower in Custody” line of credit with the Federal Reserve Bank utilizing excess loan collateral and pledging $7.5 million in municipal securities. The amount of this line at December 31, 2010 was $25.3 million, all of which was available at that date. In addition, the Bank had available credit lines with other correspondent banks totaling $9.7 million.

Additionally, the Bank has access to the national and brokered deposit markets to supplement liquidity needs. At December 31, 2010, the Bank had $73.9 million in national and $22.0 million in brokered CD’s.

Scheduled maturities and paydowns of the Company’s investment securities are an additional source of liquidity. During 2010, the Company had received approximately $8.9 million from maturities, paydowns and calls of investment securities. The Bank also has the ability to convert marketable securities into cash or access new or existing sources of incremental funds if the need should arise.

At December 31, 2010, the Bank had outstanding commitments to borrowers for available lines of credit and standby letters of credit totaling $31.6 million and $1.7 million, respectively. Based on the sources of liquidity discussed above, the Company believes that it has access to sufficient funds to cover such commitments, should the need arise.

On November 16, 2010, Bancorp closed on a $35.0 million financing through the sale of 3,888,889 shares of its common stock at $9.00 per share to accredited investors led by CapGen Capital Group IV LP (“CapGen”). The amount of cash raised was directly tied to the amount of additional capital Bancorp needed in order to obtain regulatory approval to consummate the merger with ABI. Net proceeds from the sale after offering expenses were $34.7 million and were used to fund the merger and integration of ABI and Oceanside Bank into the Company.

Regulatory Capital Requirements

The Bank is required to meet certain minimum regulatory capital requirements. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and percentages of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2010, the Bank and Company met all capital adequacy requirements to which they were subject. The regulatory capital minimums and the Company’s and Bank’s actual data for the indicated periods are set forth in the table below (dollars in thousands). Management and the Board of Directors have committed to maintain Total Risk-Based Capital at 10% and Tier 1 Capital to Average Assets at 8% at the Bank and the Company.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total Capital to risk weighted assets
Consolidated	$55,232	10.40%	$42,498	8.00%	N/A	N/A
Bank	55,083	10.39	42,402	8.00	$53,003	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	48,512	9.13	21,249	4.00	N/A	N/A
Bank	48,378	9.13	21,201	4.00	31,802	6.00
Tier 1 (Core) Capital to average assets
Consolidated	48,512	9.09	21,347	4.00	N/A	N/A
Bank	48,378	8.97	21,576	4.00	26,970	5.00

2009
Total Capital to risk weighted assets
Consolidated	$46,393	11.87%	$31,273	8.00%	N/A	N/A
Bank	43,307	11.08	31,255	8.00	$39,068	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	35,909	9.19	15,637	4.00	N/A	N/A
Bank	38,399	9.83	15,627	4.00	23,441	6.00
Tier 1 (Core) Capital to average assets
Consolidated	35,909	8.18	17,570	4.00	N/A	N/A
Bank	38,399	8.75	17,556	4.00	21,945	5.00

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Contractual Obligations

The following is a summary of the Company’s contractual obligations, including certain off-balance-sheet obligations, at December 31, 2010 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Certificates of deposit	$278,702	$190,153	$77,907	$10,642	$—
FHLB advances	18,124	—	18,124	—	—
Discount window	—	—	—	—	—
Subordinated debt	15,962	—	—	—	15,962
Operating leases	4,477	862	1,656	1,200	759
Loans from related parties	800	—	—	800	—
Standby letters of credit	1,726	1,701	25	—	—
Unused line of credit loans	31,612	31,612	—	—	—

Total	$350,603	$224,328	$97,712	$11,842	$16,721

See Notes to Consolidated Financial Statements for further detail regarding the contractual obligations noted above.

Asset – Liability Structure

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

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring an institution’s interest-rate sensitivity gap. An asset or liability is said to be interest-rate sensitive within a specific time period if it will mature or reprice within that time period. The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The gap ratio is computed as rate-sensitive assets less rate-sensitive liabilities as a percentage of total assets. A gap is considered positive when the total of rate-sensitive assets exceeds rate-sensitive liabilities. A gap is considered negative when the amount of rate-sensitive liabilities exceeds rate-sensitive assets. During a period of rising interest rates, a negative gap would be expected to adversely affect net interest income, while a positive gap should result in an increase in net interest income. During a period of falling interest rates, a negative gap would be expected to result in an increase in net interest income, while a positive gap should adversely affect net interest income.

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2010 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total
Loans(1)	$191,725	$38,725	$51,435	$221,734	$9,987	$513,606
Securities	3,744	3,273	5,289	28,621	21,430	62,356
Overnight investments	250	—	—	—	6,319	6,569
FHLB & correspondent bank stock	3,728	—	—	—	178	3,906
Other	3,827	—	—	1,349	9,307	14,483

Total rate-sensitive assets	$203,274	$41,998	$56,724	$251,704	$47,220	$600,920

Deposit accounts:
NOW deposits	—	—	—	—	17,070	17,070
Money market accounts	182,332	—	—	—	155	182,487
Savings deposits	—	—	—	—	11,498	11,498
Time deposits	78,597	37,314	73,986	88,057	750	278,704

Total deposit accounts(2)	260,928	37,314	73,986	88,057	29,473	489,759
FHLB advances	—	—	—	18,124	—	18,124
Other borrowings	—	—	—	800	—	800
Subordinated debt	—	—	—	—	15,962	15,962

Total rate-sensitive liabilities	$260,928	$37,314	$73,986	$106,981	$45,435	$524,645

Gap repricing difference	$(57,655)	$4,683	$(17,262)	$144,723	$1,785	$76,275

Cumulative gap	$(57,655)	$(52,971)	$(70,233)	$74,490	$76,275

Cumulative gap to total rate-sensitive assets	(9.6)%	(8.8)%	(11.7)%	12.4%	12.7%

(1)

Variable rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed rate loans are scheduled, including repayments, according to their contractual maturities.

(2)

Certain liabilities such as NOW and savings accounts, while technically are subject to immediate repricing in response to changing market rates, historically have shown little volatility. Conversely, many of the money market accounts float with the prime lending rate and, therefore, are assumed to reprice within a three-month horizon. Management subjectively sets rates on all accounts.

Results of Operations

Our operating results depend primarily on our net interest income, which is the difference between interest income on interest-earning assets and interest expense on interest-bearing liabilities, consisting primarily of deposits. Net interest income is determined by the difference between yields earned on interest-earning assets and rates paid on interest-bearing liabilities (“interest rate spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. Our interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. In addition, our net earnings are also affected by the level of nonperforming loans and foreclosed assets, as well as the level of noninterest income and noninterest expense, such as salaries and employee benefits, occupancy and equipment costs, and income taxes.

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

	Year Ended December 31,
	2010			2009			2008
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/
Rate
Interest-earning assets:
Loans(1)	$403,453	$22,954	5.69%	$389,208	$22,190	5.70%	$370,320	$24,109	6.51%
Securities(2)	31,846	1,009	3.17	27,180	1,062	3.91	31,891	1,435	4.50
Other interest-earning assets(3)	9,623	(1)	(0.01)	712	(48)	(6.74)	1,607	19	1.18

Total interest-earning assets	$444,922	$23,962	5.39	$417,100	$23,204	5.56	$403,818	$25,563	6.33

Noninterest-earning assets(4)	27,570			17,170			16,606

Total assets	$472,492			$434,270			$420,424

Interest-bearing liabilities:
Savings deposits	10,422	121	1.16	12,578	202	1.61	14,588	425	2.91
NOW deposits	7,316	13	0.18	7,662	18	0.23	6,513	12	0.18
Money market deposits	114,640	1,481	1.29	71,670	1,090	1.52	81,517	2,049	2.51
Time deposits	222,060	5,105	2.30	201,117	6,534	3.25	194,568	8,851	4.55
FHLB advances	23,365	790	3.38	32,874	1,034	3.15	40,285	1,519	3.77
Federal Reserve borrowing	197	1	0.51	23,235	116	.50	2,063	23	1.11
Subordinated debentures	14,796	770	5.20	14,550	734	5.04	11,023	675	6.12
Other interest-bearing liabilities(5)	119	1	0.84	123	1	.81	243	6	2.47

Total interest-bearing liabilities	392,915	8,282	2.11	363,809	9,729	2.67	350,800	13,560	3.87

Noninterest-bearing liabilities	49,077			43,451			42,720
Shareholders’ equity	30,500			27,010			26,904

Total liabilities and shareholders’ equity	$472,492			$434,270			$420,424

Net interest/dividend income		$15,680			$13,475			$12,003

Interest rate spread(6)			3.28%			2.89%			2.46%

Net interest margin(7)			3.52%			3.23%			2.97%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.13			1.15			1.15

(1)	Average loans include nonperforming and loans classified as held for sale. Interest on loans includes loan fees of $457 in 2010, $313 in 2009 and $408 in 2008.
(2)

Interest income and rates do not include the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax-exempt interest on tax-exempt investment securities to a fully taxable basis.

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

Years Ended December 31, 2010 vs. 2009:

	Increase (Decrease) Due to(1)
	Rate	Volume	Total
Interest-earning assets:
Loans	$(47)	$811	$764
Securities	(219)	166	(53)
Other interest-earning assets	92	(45)	47

Total	(174)	932	758

Interest-bearing liabilities:
Savings deposits	(50)	(31)	(81)
NOW deposits	(4)	(1)	(5)
Money market deposits	(184)	575	391
Time deposits	(2,057)	628	(1,429)
FHLB advances	73	(317)	(244)
Federal Reserve borrowing	2	(117)	(115)
Subordinated debentures	23	13	36
Other interest-bearing liabilities	—	—	—

Total	(2,197)	750	(1,447)

Net change in net interest income	$2,023	$182	$2,205

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Years Ended December 31, 2009 vs. 2008:

	Increase (Decrease) Due to(1)
	Rate	Volume	Total
Interest-earning assets:
Loans	$(3,104)	$1,185	$(1,919)
Securities	(176)	(197)	(373)
Other interest-earning assets	(62)	(5)	(67)

Total	(3,342)	983	(2,359)

Interest-bearing liabilities:
Savings deposits	(171)	(52)	(223)
NOW deposits	4	2	6
Money market deposits	(734)	(225)	(959)
Time deposits	(2,606)	289	(2,317)
FHLB advances	(230)	(255)	(485)
Federal Reserve borrowing	(19)	112	93
Subordinated debentures	(132)	191	59
Other interest-bearing liabilities	(3)	(2)	(5)

Total	(3,891)	60	(3,831)

Net change in net interest income	$549	$923	$1,472

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

General. Net loss for the year ended December 31, 2010 was $11.4 million, or $5.07 per basic and diluted share, compared to net earnings of $76,000, or $0.04 per basic and $0.04 per diluted share in 2009. The net loss for the year ended December 31, 2010 is largely driven by the Company’s strategy to strengthen its balance sheet by lowering the amount of underperforming assets such as the sale of substandard loans.

Interest Income and Expense. Interest income increased by $800,000 from $23.2 million for the year ended December 31, 2009, compared to $24.0 million in 2010. Interest earned on loans was $23.0 million in 2010, compared to $22.2 million in 2009. This increase resulted from an increase in the average loan portfolio balance from $389.2 million for the year ended December 31, 2009 to $403.5 million for the year ended December 31, 2010, primarily due to the merger with ABI through which we acquired $158.0 million in loans. This was offset by a slight decrease in the average yield on loans from 5.70% in 2009 to 5.69% in 2010. Additionally, the level of nonperforming loans increased by $26.3 million since December 31, 2009. The increase in nonperforming loans was driven in part by the merger with ABI which accounts for $5.5 million. The remaining increase is due to continued softening of the real estate market in which the Company operates.

The average investment security balance was $31.8 million in 2010, compared to $27.2 million in 2009. The interest on securities decreased to $1.0 million in 2010 from $1.1 million in 2009. The average yield on securities decreased 74 basis points from 3.91% in 2009 to 3.17% in 2010. This decrease was offset by an increase in the securities portfolio primarily due to the merger with ABI.

Interest expense on deposit accounts amounted to $6.7 million for the year ended December 31, 2010, compared to $7.8 million in 2009. The decrease resulted from a decrease in the weighted average cost of interest-bearing deposits from 2.96% in 2009 to 2.05% in 2010. The average costs on interest bearing deposits and all interest bearing liabilities reflect the ongoing reduction in interest rates paid on deposits because of the repricing of deposits in the current environment coupled with the change in the funding mix for 2010 compared to 2009. Interest on FHLB advances, subordinated debt, Federal Reserve borrowing and other borrowings amounted to $1.6 million for the year ended December 31, 2010, with a weighted average cost of 4.28% compared to $1.9 million for the year ended December 31, 2009, with a weighted average cost of 3.72%. This increase in weighted average cost was primarily the result of an increase in the rates in effect on our subordinated debt, including the addition of a fourth statutory trust as a result of the merger with ABI. This was off-set by a decrease in FHLB advances and Federal Reserve borrowings.

The net interest margin increased by 30 basis points from 3.23% at December 31, 2009 to 3.52% at December 31, 2010. The increase is mainly the result of the Company focusing on core deposit gathering initiatives. The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and has taken action to reduce costs through reductions in the rates paid on its core deposits.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectability of the Company’s loan portfolio. The provision for the year ended December 31, 2010 was $17.0 million, compared to $4.4 million in 2009. The provision expense was necessitated primarily by an increase in net charge-offs and the ongoing softening in real estate values in our market. The Company had net loan charge-offs of $10.8 million in 2010 compared to $2.2 million during 2009. Approximately $6.8 million of the increase in charge-offs is related to loans classified as held for sale during the fourth quarter which are recorded at the lower of cost or fair value. The remainder was primarily the result of foreclosures and short-sales. Management believes that the allowance for loan losses of $13.1 million at December 31, 2010 is adequate to absorb estimated losses in the portfolio as of that date.

Noninterest Income. Noninterest income was $1.2 million for 2010 compared to $841,000 in 2009. The increase was principally the result of an increase in miscellaneous fee income as a result of the merger with ABI as well as increased earnings on the BOLI policy.

Noninterest Expense. Noninterest expense totaled $17.1 million for the year ended December 31, 2010, compared to $10.0 million in 2009. A primary driver of this increase was the merger and capital raise-related expenses that resulted from the ABI merger of approximately $2.0 million. OREO was also a key driver of the noninterest expense increase from 2009 with an increase of $3.3 million as of December 31, 2010. The remaining increase was attributable to additional costs absorbed as a result of the merger with ABI.

Income Taxes (Benefit). The income tax benefit for the year ended December 31, 2010 was $5.8 million compared to an income tax benefit of $104,000 in 2009. The tax benefit is largely the result of the loan loss provision expense that drove the $11.4 million net loss for the year ended December 31, 2010.

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

The average security balance was $27.2 million in 2009, compared to $31.9 million in 2008. The interest on securities decreased slightly from $1.4 million in 2008 to $1.1 million in 2009. The average yield on securities decreased 59 basis points from 4.50% in 2008 to 3.91% in 2009.

Interest expense on deposit accounts amounted to $7.8 million for the year ended December 31, 2009, compared to $11.3 million in 2008. The decrease resulted from a decrease in the weighted average cost of interest-bearing deposits from 3.81% in 2008 to 2.68% in 2008, offset by an increase in the average balance of interest-bearing deposits from $297.2 million in 2008 to $293.0 million in 2009. Interest on FHLB advances, subordinated debt, Federal Reserve borrowing and other borrowings amounted to $1.9 million for the year ended December 31, 2009, with a weighted average cost of 2.66%. In July 2008, the Company issued an additional $7.6 million of trust preferred securities priced at three-month LIBOR plus 375 basis points.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectability of the Company’s loan portfolio. The provision for the year ended December 31, 2009 was $4.4 million, compared to $3.6 million in 2008. The increase in provision expense was necessitated primarily by an increase in net charge-offs and the Bank’s aggressive efforts to identify any potential losses in the portfolio. The Company had net loan charge-offs of $2.2 million in 2009 compared to $2.0 million during 2008. Management believes that the allowance for loan losses of $6.9 million at December 31, 2009 was appropriate.

Noninterest Income. Noninterest income was $841,000 in 2009 compared to $1.2 million in 2008.

Noninterest Expense. Noninterest expense totaled $10.0 million for the year ended December 31, 2009, compared to $9.8 million in 2008. Compensation expenses, professional fees, data processing fees, FDIC assessments accounted for the majority of noninterest expense increasing $200,000.

Income Taxes (Benefit). The income tax benefit for the year ended December 31, 2009 was $104,000 compared to an income tax expense of $229,000 in 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. Our market risk arises primarily from interest-rate risk inherent in lending and deposit-taking activities. To that end, we actively monitor and manage interest-rate risk exposure. There are three primary committees that are responsible for monitoring and managing risk exposure: ALCO Committee of the Bank’s Board of Directors; Management ALCO Committee; and Pricing & Liquidity Management Committee.

The ALCO Committee of the Bank’s Board of Directors meets quarterly to review a summary reporting package along with strategies proposed by management.

The Management ALCO Committee, which consists of the Chairman of the ALCO Committee of the Bank’s Board of Directors, the Chief Executive Officer and President, the Chief Financial Officer and the Chief Credit Officer, meets quarterly to review the liquidity position and earnings simulation reports and to ensure there is adequate capital to meet growth strategies. Strategy development is structured to mitigate any exposure that is indicated through the modeling.

The Pricing & Liquidity Management Committee meets monthly to execute the strategies set forth by the preceding two committees. Senior management and select members from other departments comprise this committee.

Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 7 to the Consolidated Financial Statements.

The Company utilizes a third party and its proprietary simulation model to assist in identifying and managing interest-rate risk. The December 31, 2010 analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates is presented below. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

The starting balances in the Asset/Liability model reflect actual balances on the “as of” date, adjusted for material and significant transactions. Pro forma balances remain static unless otherwise noted by management. This enables interest-rate risk embedded within the existing balance sheet structure to be isolated (growth assumptions can mask interest-rate risk). Management believes, under normal economic conditions, the best indicator of risk is the +/- 200 basis point “shock” (parallel shift) scenario. However, due to the current rate environment, management believes a more reasonable shock in the down scenario is 100 basis points. To provide further exposure to the level of risk/volatility, a “ramping” (gradual increase over 12 months) of rates is modeled as well.

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

	Interest Rates Decrease 100 BP	Base	Interest Rates Increase 200 BP
Hypothetical Net Interest Income	$25,071	$24,699	$24,721

Net Interest Income ($ change)	372	—	22

Net Interest Income (% change)	1.51%	—	0.09%

Hypothetical Market Value of Equity	$75,119	$76,702	$73,659

Market Value ($ Change)	(1,583)	—	(3,043)

Market Value (% Change)	(2.10)%	—	(4.00)%

The interest rate risk position of the Company is slightly liability sensitive. Under the simulation modeling, the base is projected to improve slightly over the first year as funding costs continue to decline; as rates fall, net interest income increases slightly as non-maturity deposits reprice reducing funding costs to a greater extent than the reduction in asset yields.

In a rising rate environment, higher funding costs are matched by increasing asset yields as floating rate loans reprice resulting in net interest income tracking in line with the base scenario.

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

F-i

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Jacksonville Bancorp, Inc.

Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Jacksonville Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting standards generally accepted in the United States of America.

Crowe Horwath LLP

Fort Lauderdale, Florida

March 31, 2011

JACKSONVILLE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands except share data)

	2010	2009
ASSETS
Cash and due from financial institutions	$13,728	$5,647
Federal funds sold	6,569	—

Cash and cash equivalents	20,297	5,647

Securities available for sale	62,356	22,171
Loans held for sale	13,910	—
Loans, net of allowance for loan losses of $13,069 in 2010 and $6,854 in 2009	499,696	384,133
Premises and equipment, net	6,943	3,533
Bank owned life insurance	9,307	8,908
Federal Home Loan Bank stock, at cost	3,728	3,047
Real estate owned, net	5,733	4,011
Deferred income taxes	7,108	2,015
Accrued interest receivable	3,170	1,864
Prepaid regulatory assessment	1,738	2,599
Goodwill	12,498	—
Other intangible assets, net	2,376	—
Other assets	2,973	883

Total assets	$651,833	$438,811

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$72,428	$43,704
Money market, NOW and savings deposits	211,057	104,838
Time deposits	278,702	222,093

Total deposits	562,187	370,635
Loans from related parties	800	—
Federal funds purchased	—	227
Federal Home Loan Bank advances	18,124	25,000
Subordinated debentures	15,962	14,550
Other liabilities	2,901	1,131

Total liabilities	599,974	411,543

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 8,000,000 shares authorized; 5,888,809 and 1,749,526 shares issued in 2010 and 2009	59	17
Additional paid-in capital	55,307	18,631
Retained earnings (deficit)	(3,157)	8,287
Treasury stock, at cost (2010—0 shares, 2009—283 shares)	—	(3)
Accumulated other comprehensive income	(350)	336

Total shareholders’ equity	51,859	27,268

Total liabilities and shareholders’ equity	$651,833	$438,811

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

(Dollar amounts in thousands except share data)

	2010	2009	2008
Interest and dividend income
Loans, including fees	$22,954	$22,190	$24,109
Taxable securities	540	648	1,021
Tax-exempt securities	469	414	414
Federal funds sold and other	(1)	(48)	19

Total interest income	23,962	23,204	25,563
Interest expense
Deposits	6,720	7,844	11,336
Federal Reserve borrowing	1	116	23
Federal Home Loan Bank advances	790	1,034	1,520
Subordinated debentures	770	734	675
Federal funds purchased and repurchase agreements	1	1	6

Total interest expense	8,282	9,729	13,560

Net interest income	15,680	13,475	12,003
Provision for loan losses	16,988	4,361	3,570

Net interest income (loss) after provision for loan losses	(1,308)	9,114	8,433

Noninterest income
Service charges on deposit accounts	610	597	678
Write-off of non-marketable equity security	—	(132)	—
Other	564	376	500

Total noninterest income	1,174	841	1,178
Noninterest expense
Salaries and employee benefits	5,378	4,441	4,514
Occupancy and equipment	1,933	1,674	1,653
Regulatory assessment	1,009	1,020	417
Data processing	1,081	909	794
Advertising and business development	471	603	504
Professional fees	684	551	626
Merger related costs	2,030	—	468
Telephone	147	128	128
Director fees	111	50	92
Courier, freight and postage	109	129	165
Other real estate owned expense	3,422	73	15
Other	749	405	429

Total noninterest expense	17,124	9,983	9,805

Loss before income tax benefit	(17,258)	(28)	(194)
Income tax benefit	(5,816)	(104)	(229)

Net income (loss)	$(11,442)	$76	$35

Earnings (loss) per share:
Basic	$(5.07)	$.04	$.02
Diluted	$(5.07)	$.04	$.02

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31,

(Dollar amounts in thousands except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2008	1,746,331	17	18,459	8,186	(40)	7	26,629
Comprehensive income:
Net income				35			35
Change in unrealized gain (loss) on securities available for sale, net of tax						42	42

Total comprehensive income							77
Share-based compensation	5,847		106	(8)	117	215
Purchase of treasury stock	(4,397)				(79)		(79)
Issuance of common stock	618						—
Exercise of common stock options, including tax benefit of $1	200		3				3

Balance at December 31, 2008	1,748,599	$17	$18,568	$8,213	$(2)	$49	$26,845
Comprehensive income:
Net income				76			76
Change in unrealized gain (loss) on securities available for sale, net of sale, net of tax						277	277
Net unrealized derivative gain on cash flow hedge, net of tax						10	10

Total comprehensive income							363
Share-based compensation	3,603		63	(2)	38		99
Purchase of treasury stock	(3,686)				(39)		(39)
Issuance of common stock	727

Balance at December 31, 2009	1,749,243	$17	$18,631	$8,287	$(3)	$336	$27,268
Comprehensive loss:
Net loss				(11,442)			(11,442)
Change in unrealized gain (loss) on securities available for sale, net of sale, net of tax						(411)	(411)
Net unrealized derivative gain (loss) on cash flow hedge, net of tax						(275)	(275)

Total comprehensive loss							(12,128)
Share-based compensation	2,100		96				96
Purchase of treasury stock	(1,817)			(2)	3		1
Issuance of common stock	4,139,283	42	36,580				36,622

Balance at December 31, 2010	5,888,809	$59	$55,307	$(3,157)	$—	$(350)	$51,859

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

(Dollar amounts in thousands except share data)

	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$(11,442)	$76	$35
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	522	491	515
Net amortization of deferred loan fees	(85)	48	47
Provision for loan losses	16,988	4,361	3,570
Net amortization (accretion) of securities	(46)	(50)	(16)
Net accreation of purchase accounting adjustments	173	—	—
Net loss on sale of real estate owned	547	16	—
Loss on write-down of real estate owned	1,930	30	—
Earnings on Bank owned life insurance	(399)	(135)	(263)
Share-based compensation	118	99	215
Loss on disposal of premises and equipment	42	10	38
Loss on nonmarketable equity investment	—	132	—
Deferred income tax (benefit) expense	(4,654)	(685)	(720)
Net change in:
Other assets	(1,030)	(2,353)	(254)
Accrued expenses and other liabilities	554	71	(550)

Net cash from operating activities	3,218	2,617	4,262
Cash flows from investing activities
Available for sale securities:
Sales	—	—	—
Maturities, prepayments and calls	8,922	12,083	6,228
Purchases	(6,935)	(4,076)	(6,102)
Proceeds from maturity of held to maturity securities	—	50	—
Loan (originations) and payments, net	8,346	(21,733)	(39,256)
Purchase of Bank owned life insurance	—	—	(3,500)
Proceeds from sale of other real estate owned	1,550	4,216	—
Additions to premises and equipment	(513)	(89)	(102)
Acquisition of Atlantic BancGroup, Inc., net of cash received	19,192	—	—
Purchase of Federal Home Loan Bank stock, net of redemptions	364	(1,342)	1,933

Net cash from investing activities	30,926	(10,891)	(40,799)
Cash flows from financing activities
Net change in deposits	(39,735)	25,091	56,651
Net change in federal funds purchased	(227)	227	—
Net change in Federal Reserve borrowing	—	(26,000)	26,000
Net change in overnight Federal Home Loan Bank advances	—	—	(28,830)
Net change in fixed rate Federal Home Loan Bank advances	(15,000)	5,000	(19,000)
Proceeds from issuance of subordinated debt	—	—	7,550
Proceeds from exercise of common stock options	—	—	3
Proceeds from issuance of common stock	34,689	—	—
Proceeds from related party transactions	800
Purchase of treasury stock	(21)	(39)	(79)

Net cash from financing activities	(19,494)	4,279	42,295
Net change in cash and cash equivalents	14,650	(4,501)	4,113
Beginning cash and cash equivalents	5,647	10,148	6,035

Ending cash and cash equivalents	$20,297	$5,647	$10,148

Supplemental disclosure of cash flow information:
Interest paid	$8,022	$9,873	$13,700
Income taxes paid	—	410	835
Supplemental schedule of noncash investing and financing activities:
Acquisition of real estate owned	$1,851	$8,184	$89

We completed the acquisition of Atlantic BancGroup, Inc. in 2010. In connection with the merger, liabilities were assumed as follows:

Fair value of assets acquired:	$244,415
Equity consideration	(1,933)
Cash paid	(838)

Liabilities assumed	$241,644

See accompanying notes to consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(Dollar amounts in thousands except share data)

Nature of Operations and Principles of Consolidation: Jacksonville Bancorp, Inc. (“Bancorp”) is a financial holding company headquartered in Jacksonville, Florida. The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly owned, primary operating subsidiary, The Jacksonville Bank, and The Jacksonville Bank’s wholly owned subsidiary, Fountain Financial, Inc. The consolidated entity is referred to as the “Company,” and The Jacksonville Bank and its subsidiary is collectively referred to as the “Bank.” The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany transactions and balances are eliminated in consolidation.

The Company currently provides financial services through its eight full-service branches in Jacksonville, Duval County, Florida, as well as our virtual branch. Its primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Dollar amounts in thousands except share data)

Interest income on loans for all of our portfolio segments is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. All loans in our consumer and other portfolio segment are charged-off once they reach 90 days delinquent. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

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

Overdrawn customer checking accounts are reclassified as consumer loans and are evaluated on an individual basis for collectability. The balances, which totaled $68 at December 31, 2010 and 2009 are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful.

Certain Purchased Loans: As part of our agreement and merger with Atlantic BancGroup, Inc. (“ABI”), the Company purchased individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Loans Held for Sale: Loans intended for sale to independent investors are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. If a loan is impaired, a portion of the allowance may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Dollar amounts in thousands except share data)

The general component covers all other loans not identified as impaired and is based on historical losses adjusted for current factors. The historical loss component of the allowance is determined by losses recognized by portfolio segment over the preceding five years with the most recent years carrying more weight. This is supplemented by the risks for each portfolio segment. In calculating the historical component of our allowance, we aggregate our loans into one of three portfolio segments: Real Estate Mortgage loans, Commercial loans, and Consumer and Other loans. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. Actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: the concentration of watch and substandard loans as a percentage of total loans, levels of loan concentration within a portfolio segment or division of a portfolio segment and broad economic conditions.

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

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected September 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Dollar amounts in thousands except share data)

Other intangible assets consist of a core deposit intangible asset arising from the acquisition of ABI and is amortized on an accelerated method over its estimated useful life of eight years.

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

Income Taxes: Income tax expense or benefit is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. There were no uncertain tax positions taken by the Company for the years ending December 31, 2010 and 2009. These returns are subject to examination by taxing authorities for all years after 2006. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Earnings (Loss) Per Common Share: Basic earnings (loss) per common share is net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share includes the dilutive effect of additional potential common shares issuable under stock options.

The effect of stock options and stock awards is the sole common stock equivalent for the purposes of calculating diluted earnings per common share.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Dollar amounts in thousands except share data)

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and unrealized gains and losses on cash flow hedges which are also recognized as separate components of equity.

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

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 7. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Adoption of New Accounting Standards: In January 2010, the FASB issued guidance requiring increased fair value disclosures. There are two components to the increased disclosure requirements set forth in the update: (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two, and (2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in or out of level one and two were required for interim and annual periods beginning after December 15, 2009. The adoption of this portion of the standard has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows. Increased disclosures regarding the level 3 fair value reconciliation are required for fiscal years beginning after December 15, 2010.

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses. According to the guidance, there are two levels of detail at which credit information must be presented—the portfolio segment level and class level. The portfolio segment level is defined as the level where financing receivables are aggregated in developing a Company’s systematic method for calculating its allowance for credit losses. The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Companies will now be required to provide the following disclosures as a result of this update: a roll-forward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/aging information by class as of period end; information surrounding the nature and extent of loan modifications and troubled-debt restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period. The increased period-end disclosure requirements become effective for periods ending on or after December 15, 2010, with the exception of the additional disclosures surrounding troubled-debt restructurings which were deferred in December 2010 and will be required for annual and interim reporting periods ending on or after June 15, 2011. The increased disclosures for activity within a reporting period become effective for periods beginning on or after December 15, 2010. The provisions of this update significantly expanded the Company’s current disclosures.

NOTE 2 – BUSINESS COMBINATION AND CAPITAL RAISE

(Dollar amounts in thousands except share data)

On November 16, 2010, the Company acquired 100% of the outstanding common shares of Atlantic BancGroup, Inc. and its wholly owned subsidiary, Oceanside Bank, in exchange for 249,483 shares of Bancorp’s common stock and $838 thousand in cash. Under the terms of the agreement and plan of merger, ABI common shareholders received 0.2 shares of Bancorp’s common stock and $0.67 in cash in exchange for each share of ABI common stock. As a result of the merger, the Company has enhanced its geographic footprint and now operates in a new market, the Jacksonville Beach area. ABI results of operations were included in the Company’s results beginning November 16, 2010. Acquisition-related costs are included in merger related costs in the Company’s income statement for the year ended December 31, 2010. The fair value of the common shares issued as part of the consideration paid for ABI was determined on the basis of the closing price of the Company’s common shares on the acquisition date.

Additionally, Bancorp simultaneously executed a stock purchase agreement with four accredited investors led by CapGen Capital Group IV LP (“CapGen”) to sell $35.0 million in Bancorp common stock. A total of 3,888,889 shares were issued at $9.00 per share. The net proceeds from the sale after offering expenses were $34.7 million and were used to fund the merger and integration of ABI into the Company. As a result of this transaction, no one entity owns more than 50% of the Company.

As a result of the merger with ABI, the company expanded its customer base to enhance loan growth, deposit fee income, and reduce operating costs through economies of scale. None of the goodwill recognized as a result of the acquisition is expected to be deductible for income tax purposes. Fair values are preliminary and subject to refinement for up to one year after the closing date of the merger as new information relative to the closing date fair value becomes available. The following table summarizes the consideration paid for ABI and the fair value of the assets acquired and liabilities assumed recognized at the acquisition date.

NOTE 2 – BUSINESS COMBINATION AND CAPITAL RAISE (Continued)

(Dollar amounts in thousands except share data)

Cash and cash equivalents	$20,030
Securities	42,785
FHLB stock	1,045
Loans	157,971
Core deposit intangible	2,453
Other real estate owned	2,702
Premises and equipment	3,374
Other assets	1,557

Total assets acquired	$231,917

Deposits	$231,306
FHLB borrowed funds	8,124
Subordinated debt	1,404
Other liabilities	810

Total liabilities assumed	$241,644

Total identifiable net liabilities	$(9,727)
Goodwill	$12,498
Cash paid	$838
Equity consideration	$1,933

The fair value of net assets acquired includes fair value adjustments to certain loans that were not considered impaired as of the acquisition date. Fair value for loans was based on a discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates. Loans were grouped together according to similar characteristics and were treated in the aggregate when applying various valuation techniques. The discount rates used for loans were based on current market rates for new originations of comparable loans and included adjustments for liquidity concerns. The discount rate does include a factor for credit losses. Management prepared the purchase price allocations and, in part, relied on a third party for the valuation of non-impaired loans at November 16, 2010. The Company believes that all contractual cash flows related to these loans will be collected. As such, these loans were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased loans which have shown evidence of credit deterioration since origination. Loans acquired that were not subject to these requirements include non-impaired loans with a fair value and gross contractual amounts receivable by class of loans on the date of acquisition as follows:

	Fair Value	Gross Contractual Amounts Receivable
Commercial	$9,083	$11,499
Real estate mortgage loans:
Commercial	31,794	54,992
Residential	48,414	83,313
Construction and land	6,868	10,045
Consumer	2,524	2,891

Total	$98,683	$162,740

The fair value of loans not subject to guidance relating to purchased loans which have shown evidence of credit deterioration since origination from the table above is $98,683. The fair value of loans that is subject to guidance relating to purchased loans which have shown evidence of credit deterioration since origination is $59,288 for a total fair value of purchased loans of $157,971.

The following table presents unaudited pro forma information as if the acquisition had occurred at the beginning of 2010 and 2009. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The proforma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

NOTE 2 – BUSINESS COMBINATION AND CAPITAL RAISE (Continued)

(Dollar amounts in thousands except share data)

	2010	2009
	(unaudited)	(unaudited)
Net interest income	$24,967	$22,898

Net income	$(10,163)	$69

Basic earnings per share	$(1.73)	$.01

Diluted earnings per share	$(1.73)	$.01

NOTE 3 – INVESTMENT SECURITIES

(Dollar amounts in thousands except share data)

The following table summarizes the amortized cost and fair value of the available-for-sale and investment securities portfolio at December 31, 2010 and 2009 and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)
December 31, 2010
Available-for sale securities
U.S. government-sponsored entities and agencies	$—	$—	$—	$—
State and political subdivisions	23,584	208	(458)	23,334
Mortgage-backed securities – residential	33,545	355	(302)	33,598
Collateralized mortgage obligations – residential	5,363	61	—	5,424

Total available-for-sale securities	$62,492	$624	$(760)	$62,356

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)
December 31, 2009
Available-for sale securities
U.S. government-sponsored entities and agencies	$2,485	$32	$(13)	$2,504
State and political subdivisions	10,777	228	(42)	10,963
Mortgage-backed securities – residential	8,044	308	—	8,352
Collateralized mortgage obligations – residential	342	10	—	352

Total available-for-sale securities	$21,648	$578	$(55)	$22,171

There were no sales of available for sale securities in 2010, 2009, and 2008.

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed and collateralized mortgage obligations, are shown separately.

NOTE 3 – INVESTMENT SECURITIES (Continued)

(Dollar amounts in thousands except share data)

	December 31, 2010
	Amortized Cost	Fair Value
Maturity
Available-for-sale securities
Within one year	$—	$—
One to five years	2,415	2,506
Five to ten years	7,764	7,819
Beyond ten years	13,405	13,009
Mortgage-backed	33,545	33,598
Collateralized mortgage obligations	5,363	5,424

Total Investment Securities	$62,492	$62,356

	December 31, 2009
	Amortized Cost	Fair Value
Maturity
Available-for-sale securities
Within one year	$4,173	$4,184
One to five years	5,229	5,309
Five to ten years	3,860	3,973
Beyond ten years	—	—
Mortgage-backed	8,044	8,353
Collateralized Mortgage Obligations	342	352

Total	$21,648	$22,171

Securities pledged for the year ending 2010 and 2009 had a carrying amount of $7,458 and $5,700, respectively, and were pledged to secure the available line for the Federal Reserve Bank borrowing for the Borrower in Custody Program.

For the years ending 2010 and 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2010 and 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
December 31, 2010
Available-for-sale securities
U.S. government-sponsored entities and agencies	$—	$—	$—	$—	$—	$—
States and political	14,225	(458)	—	—	14,225	(458)
Mortgage-backed securities—residential	22,793	(302)	—	—	22,793	(302)
Collateralized mortgage obligations—residential	—	—	—	—	—	—

Total investment securities	$37,018	$(760)	$—	$—	$37,018	$(760)

NOTE 3—INVESTMENT SECURITIES (Continued)

(Dollar amounts in thousands except share data)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
December 31, 2009
Available-for-sale securities
U.S. government-sponsored entities and agencies	$987	$(13)	$—	$—	$987	$(13)
States and political	1,789	(25)	288	(17)	2,077	(42)
Mortgage-backed securities—residential	—	—	—	—	—	—
Collateralized mortgage obligations—residential	—	—	—	—	—	—

Total investment securities	$2,776	$(38)	$288	$(17)	$3,064	$(55)

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

As of December 31, 2010, the Company’s security portfolio consisted of $62,356 of available-for-sale securities, and $37,018 was in an unrealized loss position. The majority of unrealized losses are related to the Company’s U.S. State and Political Securities and Residential Mortgage-backed Securities, as discussed below:

NOTE 3 – INVESTMENT SECURITIES (Continued)

(Dollar amounts in thousands except share data)

Residential Mortgage-backed Securities

All of the residential mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae and Fannie Mae, institutions which the government has affirmed its commitment to support. The decline in fair value is primarily attributable to changes in interest rates and illiquidity, and not credit quality.

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired at December 31, 2010.

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

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired at December 31, 2010.

For the 12-month period ended December 31, 2010, there were no credit losses recognized in earnings.

NOTE 4 – LOANS

(Dollar amounts in thousands except per share data)

Loans at year end, excluding loans classified as held for sale, were as follows:

	2010	2009
Commercial	$35,976	$23,838
Real estate:
Residential	136,771	97,147
Commercial	282,468	233,570
Construction and land	52,808	32,987
Consumer	5,110	3,899

Subtotal	513,133	391,441
Less: Net deferred loan fees	(368)	(454)
Allowance for loan losses	(13,069)	(6,854)

Loans, net	$499,696	$384,133

Loans acquired as a result of the merger with ABI were recorded at fair value on the date of acquisition. The amounts reported in the table above are net of the fair value adjustments. The table below reflects the discount to principal balances remaining from these fair value adjustments by class of loan as of December 31, 2010. This amount will be accreted into interest income over the weighted average term of the related loans:

	2010	2009
Commercial	$923	$—
Real estate:
Residential	5,470	—
Commercial	6,875	—
Construction and land	4,913	—
Consumer	171	—
Loans held for sale	7,084	—

Total	$25,436	$—

As of December 31, 2010, loans classified as held for sale were $13,910. A charge-off of $6,804 was taken as of December 31, 2010 to mark these loans to the lower of cost or fair value.

NOTE 4 – LOANS (Continued)

(Dollar amounts in thousands except share data)

Activity in the allowance for loan losses was as follows:

	2010	2009	2008
Beginning balance	$6,854	$4,705	$3,116
Provision for loan losses	16,988	4,361	3,570
Loans charged off	(10,907)	(2,235)	(2,095)
Recoveries	134	23	114

Ending balance	$13,069	$6,854	$4,705

The Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans

Real estate mortgage loans are typically segmented into three classes: Commercial real estate, Residential real estate and Construction and Land real estate. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Board. Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Board, including repayment capacity and source, value of the underlying property, credit history and stability. Construction loans to borrowers are to finance the construction of owner occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Bank carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Bank considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information. The Bank also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Bank carefully analyzes the intended use of the property and the viability thereof.

Repayment of real estate loans is primarily dependent upon the personal income or business income generated by the secured property of the borrowers, which can be impacted by the economic conditions in their market area. Risk is mitigated by the fact that the properties securing the Company’s real estate loan portfolio are diverse in type and spread over a large number of borrowers.

Commercial Loans

Commercial loans are primarily underwritten on the basis of the borrowers’ ability to service such debt from income. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. As a general practice, we take as collateral a security interest in any available real estate, equipment, or other chattel, although loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets.

Consumer Other Loans

Consumer and other loans are extended for various purposes, including purchases of automobiles, recreational vehicles, and boats. We also offer home improvement loans, lines of credit, personal loans, and deposit account collateralized loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to ten years. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

NOTE 4 – LOANS (Continued)

(Dollar amounts in thousands except share data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, excluding loans classified as held for sale, and based on impairment method as of December 2010:

	Commercial	Real Estate	Consumer and other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$6,384	$2	$6,386
Collectively evaluated for impairment	570	6,061	52	6,683
Loans acquired with deteriorated credit quality	—	—	—	—
Loans acquired without deteriorated credit quality	—	—	—	—

Total ending allowance balance	$570	$12,445	$54	$13,069

Loans:
Loans individually evaluated for impairment	$—	$46,472	$2	$46,474
Loans collectively evaluated for impairment	25,699	287,711	2,546	315,956
Loans acquired with deteriorated credit quality	1,199	50,893	39	52,131
Loans acquired without deteriorated credit quality	9,078	86,971	2,523	98,572

Total ending loans balance	$35,976	$472,047	$5,110	$513,133

Impaired loans at December 31, 2009 were as follows:

2009
Year-end loans with no allocated allowance for loan losses	$4,036
Year-end loans with allocated allowance for loan losses	18,516

Total	$22,552

Amount of the allowance for loan losses allocated	$786

	2010	2009	2008
Average of impaired loans during the year	$27,358	$21,728	$7,295
Interest income recognized during impairment	1,387	657	136
Cash-basis interest income recognized	1,387	657	116

The following table presents loans individually evaluated for impairment, excluding loans classified as held for sale, by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loans Losses Allocated
With no related allowance recorded:
Real estate—residential	$10,635	$10,635	$—
Real estate—commercial	5,225	5,212	—
Real estate—construction and land	890	890	—
With an allowance recorded:
Real estate—residential	5,409	5,359	1,135
Real estate—commercial	12,318	12,279	2,527
Real estate—construction and land	12,097	12,097	2,722
Consumer	8	2	2

Total	$46,582	$46,474	$6,386

NOTE 4 – LOANS (Continued)

(Dollar amounts in thousands except share data)

Nonaccrual loans and loans past due 90 days still on accrual were as follows as of December 31, 2009:

Loans past due over 90 days still on accrual	$—
Nonaccrual loans	8,745

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual, excluding loans classified as held for sale, by class of loans as of December 31, 2010:

	Nonaccrual	Loans Past Due Over 90 Days Still on Accrual
Commercial	$371	$—
Real estate mortgage loans:
Commercial	9,843	—
Residential	14,215	—
Construction and land	10,582	—
Consumer	6	—

Total	$35,017	$—

The table above includes loans acquired in the merger with ABI. The loans acquired from ABI included in the table above total $5,540.

The following table presents the aging of the recorded investment in past due loans, excluding loans classified as held for sale, by class of loans, as of December 31, 2010:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial	$140	$36	$42	$218	$35,758	$35,976
Real estate:
Residential	4,580	846	13,126	18,552	118,219	136,771
Commercial	655	4,087	5,871	10,613	271,855	282,468
Construction and land	295	1,659	8,877	10,831	41,977	52,808
Consumer	201	28	5	234	4,876	5,110

Total	$5,871	$6,656	$27,921	$40,448	$472,685	$513,133

The table above includes loans acquired in the merger with ABI. The loans acquired from ABI included in the table above are as follows:

30-59 Days Past Due	$1,927
60-89 Days Past Due	2,113
Greater than 90 Days Past Due	2,495

Total	$6,535

NOTE 4 – LOANS (Continued)

(Dollar amounts in thousands except share data)

Troubled Debt Restructurings

As of December 31, 2010, $7,497 of net loans were considered troubled debt restructurings. The Company has allocated $374 and $522 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010 and 2009, respectively. The Company has not committed to lend additional amounts as of December 31, 2010 and 2009 to customers with outstanding loans that are classified as troubled debt restructurings.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if appropriately classified and impairment, if any. All loans are graded upon initial issuance. Further, commercial loans are typically reviewed at least annually to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company will determine the appropriate loan grade.

Loans excluded from the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of a deterioration in the credit worthiness of the borrower; or (c) the customer contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or even charged off. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding loans classified as held for sale, is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$29,903	$4,950	$918	$205	$35,976
Real estate:
Residential	96,836	21,375	18,440	120	136,771
Commercial	205,447	53,129	23,892	—	282,468
Construction and land	20,301	11,179	21,328	—	52,808
Consumer	4,946	83	81	—	5,110

Total	$357,433	$90,716	$64,659	$325	$513,133

The table above includes loans acquired in the merger with ABI. The loans acquired from ABI included in the table above are as follows:

Special Mention	$35,550
Substandard	14,324
Doubtful	325

Total	$50,199

NOTE 4 – LOANS (Continued)

(Dollar amounts in thousands except share data)

Purchased loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amounts of these loans, excluding loans classified as held for sale, is as follows as of December 31, 2010:

	2010	2009	2008
Commercial	$1,199	$—	$—
Real estate mortgage loans:
Residential	13,348	—	—
Commercial	21,321	—	—
Construction and land	16,224	—	—
Consumer	39	—	—

Carrying amount	$52,131	$—	$—

Accretable yield, or income expected to be collected, is as follows:

Balance at December 31, 2009	—
New loans purchased, including loans classified as held for sale	34,144
Accretion of income(1)	(234)
Reclassifications from nonaccretable difference	—
Disposals	—

Balance at December 31, 2010	$33,910

(1)	No accretion of income was taken on loans classified as held for sale

There was no accretable yield or income collected on purchased loans for the years ending December 31, 2009 or December 31, 2008.

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during 2010. Additionally, no allowance for loan losses was reversed during 2010.

Purchased loans for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

2010
Contractually required payments receivable of loans purchased during the year:
Commercial	$2,364
Real estate mortgage loans:
Residential	16,657
Commercial	39,446
Construction and land	25,053
Consumer	28
Loans held for sale	16,578

Total	$100,126

Cash flows expected to be collected at acquisition	$93,402
Fair value of loans acquired at acquisition	$59,288

NOTE 5 – REAL ESTATE OWNED

(Dollar amounts in thousands except share data)

Activity regarding real estate owned was as follows:

	2010	2009	2008
Beginning of year	$4,011	$89	$—
Additions	5,749	8,488	89
Direct write downs	(1,930)	(348)	—
Proceeds received on sales	(1,550)	(4,215)	—
Net loss on sales	(547)	(3)	—

End of year	$5,733	$4,011	$89

Expenses related to foreclosed assets include:

	2010	2009	2008
Operating expenses, net	$945	$70	$15
Write downs	1,930	—	—
Net loss on sales	547	3	—

Total operating expenses	$3,422	$73	$15

NOTE 6 – PREMISES AND EQUIPMENT

(Dollar amounts in thousands except share data)

Year-end premises and equipment were as follows:

	2010	2009
Land	$3,137	$1,075
Buildings	2,666	1,381
Furniture, fixtures and equipment	1,793	1,676
Leasehold improvements	1,942	2,003
Construction in process	307	—

Total	9,845	6,135

Less: Accumulated depreciation	(2,902)	(2,602)

Net Premises and equipment	$6,943	$3,533

Depreciation expense, including amortization of leasehold improvements, was $434, $468 and $457 for the years ended December 31, 2010, 2009 and 2008, respectively.

Operating Leases: The Company leases certain office facilities under operating leases that generally contain annual escalation clauses and renewal options. Rent expense was $839, $681 and $689 for 2010, 2009 and 2008, respectively. Rent commitments under non-cancelable operating leases, before considering renewal options that generally are present, were as follows:

2011	$862
2012	820
2013	836
2014	755
2015	445
Thereafter	759

Total	$4,477

NOTE 7 – FAIR VALUE

(Dollar amounts in thousands except share data)

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair value for investment securities are determined based on market prices of similar securities resulting in a Level 2 classification.

Derivatives: The fair value of derivatives is based on valuation models using observable market data as of the measurement date resulting in a Level 2 classification.

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

Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are generally based on third party appraisals of the property. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. A Level 2 classification can result when there are outstanding commitments from third party investors.

Loans Held For Sale: Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors, resulting in a Level 2 classification.

The following assets and liabilities are measured on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option:

NOTE 7 – FAIR VALUE (Continued)

(Dollar amounts in thousands except share data)

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
(Dollars in thousands)
December 31, 2010
Available-for-sale
U.S. government-sponsored entities and agencies	—	—	—	—
State and political subdivisions	$23,334	—	$23,334	—
Mortgage-backed securities - residential	33,598	—	33,598	—
Collateralized mortgage obligations - residential	5,424	—	5,424	—
Liabilities:
Derivative liability	425	—	425	—

There were no significant transfers between Level 1 and Level 2 during 2010.

(Dollars in thousands)
December 31, 2009
Available-for-sale
U.S. government-sponsored entities and agencies	$2,504	—	$2,504	—
State and political subdivisions	10,963	—	10,963	—
Mortgage-backed securities - residential	8,352	—	8,352	—
Collateralized mortgage obligations - residential	352	—	352	—
Derivative asset	15	—	15	—

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2010
Impaired loans:
Real estate mortgage loans:
Residential	$2,811	—	—	$2,811
Commercial	5,116	—	—	5,116
Construction and land	8,301	—	—	8,301
Other real estate owned:
Real estate mortgage loans:
Residential	1,301	—	$648	653
Commercial	1,077	—	—	1,077
Construction and land	3,355	—	—	3,355

Loans held for sale	$13,910	—	13,910	—

December 31, 2009
Impaired loans	$2,077	—	—	$2,077
Other real estate owned	$4,011	—	—	$4,011

NOTE 7 – FAIR VALUE (Continued)

(Dollar amounts in thousands except share data)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $22,239, with a valuation allowance of $6,011 at December 31, 2010, compared to a carrying amount of $2,341 with a valuation allowance of $264 at December 31, 2009. Collateral dependent impaired loans and other real estate owned, valued under Level 3, were measured using current appraised values along with information on recent market transactions as well as management’s assumptions about the criteria that market participants would use in pricing the assets.

Other real estate owned, which is measured using the collateral values less costs to sell or outstanding commitments from third party investors, had a net carrying amount of $5,733, which is made up of the outstanding balance of $7,834 net of a valuation allowance of $1,870 at December 31, 2010, resulting in a write-down of $1,840 for the year ending December 31, 2010. At December 31, 2009, other real estate owned had a net carrying amount of $4,011, made up of the outstanding balance of $4,041, net of a valuation allowance of $30, resulting in a write-down of $30 for the year ending December 31, 2009.

The carrying amount and estimated fair values of financial instruments, at December 31, 2010 and 2009 were as follows:

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$20,297	$20,297	$5,647	$5,647

Securities available-for-sale	62,356	62,356	22,171	22,171
Loans held for sale	13,910	13,910	—	—
Loans, net	499,696	511,300	384,133	387,291
Federal Home Loan Bank stock	3,728	n/a	3,047	n/a
Non-marketable equity security	178	n/a	153	n/a
Accrued interest receivable	3,170	3,170	1,864	1,864
Interest rate swap	—	—	15	15

Financial liabilities
Deposits	$562,187	$551,061	$370,635	$373,493
Federal funds purchased	—	—	227	227
Other borrowings	18,924	19,546	25,000	25,771
Subordinated debentures	15,962	6,839	14,550	5,708
Accrued interest payable	599	599	424	424
Interest Rate Swap	425	425	—	—

The methods and assumptions, not previously presented, used to estimate fair value, are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, loans held for sale, interest-bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For loans, excluding loans classified as held for sale, fair value is based on discounted cash flows using current market rates applied to the estimated life adjusted for the allowance for loan losses. For fixed rate deposits and variable rate deposits with infrequent repricing, fair value is based on discounted cash flows using current market rates applied to the estimated life. Fair value of debt, including FHLB advances, is based on current rates for similar financing. It was not practicable to determine fair value of FHLB stock and other nonmarketable equity securities due to restrictions placed on transferability. The fair value of off-balance-sheet items is considered nominal.

NOTE 8 – DEPOSITS

(Dollar amounts in thousands except share data)

Time deposits of $100 or more were $142,123 and $100,242 at year end 2010 and 2009.

Scheduled maturities of time deposits for the next five years are as follows:

2011	$190,152
2012	70,771
2013	7,137
2014	1,743
2015	8,899
Thereafter	—

A fair value adjustment of $763 was recorded as of the date of the ABI merger because the weighted average interest rate of ABI’s time deposits exceeded the cost of similar wholesale funding at the time of the merger. This amount is being amortized to reduce interest expense on a declining basis over the average life of the time deposit portfolio. For the period ending December 31, 2010, $19 was amortized to interest expense.

NOTE 9 – SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

(Dollar amounts in thousands except share data)

At year end, advances from FHLB were as follows:

	2010	2009
Convertible advances maturing June 8, 2010 with a quarterly call option beginning June 9, 2008 at a fixed rate of 4.99%	$—	$5,000
Convertible advances maturing August 13, 2010 with a quarterly call option beginning August 13, 2008 at a fixed rate of 4.51%	—	5,000
Convertible advances maturing October 4, 2010 with a quarterly call option beginning October 6, 2008 at a fixed rate of 4.15%	—	5,000
Convertible advances maturing June 8, 2012 with a quarterly call option beginning September 10, 2007 at a fixed rate of 4.68%	5,000	5,000
Advances maturing January 9, 2012 at a fixed rate of 2.30%	8,124	—
Advances maturing May 29, 2012 at a fixed rate of 2.11%	5,000	5,000

	$18,124	$25,000

A fair value adjustment of $124 was recorded as of the date of the ABI merger because the interest rate of the FHLB advances exceeded the cost of similar advances at the time of the merger. This amount is being amortized to reduce interest expense over the remaining life of the advance on a straight-line basis.

Each advance is payable at its maturity date, with a prepayment penalty for early termination. The advances were collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans at year-end 2010 and 2009. Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $56,263 at year-end 2010.

In 2008, the Company established a “Borrower in Custody” line of credit with the Federal Reserve Bank by pledging excess collateral. The amount of this line at December 31, 2010 was $25,269, all of which was available on that date.

NOTE 10 – SUBORDINATED DEBENTURES

(Dollar amounts in thousands except share data)

On June 17, 2004, the Company participated in a pooled offering of trust preferred securities. Bancorp formed Jacksonville Statutory Trust I (the “Trust I”), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust I used the proceeds from the issuance of $4,000 in trust preferred securities to acquire junior subordinated debentures of Bancorp. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 263 basis points). The initial rate in effect at the time of issuance was 4.06% and is subject to change quarterly. The rate in effect at December 31, 2010 was 2.93%.

On December 14, 2006, the Company participated in a pooled offering of trust preferred securities. Bancorp formed Jacksonville Statutory Trust II (the “Trust II”), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust II used the proceeds from the issuance of $3,000 in trust preferred securities to acquire junior subordinated debentures of Bancorp. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 173 basis points). The initial rate in effect at the time of issuance was 7.08% and is subject to change quarterly. The rate in effect at December 31, 2010 was 2.03%.

On June 20, 2008, the Company participated in a private placement offering of trust preferred securities. Bancorp formed Jacksonville Bancorp, Inc. Statutory Trust III (the “Trust III”), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust III used the proceeds from the issuance of $7,550 in trust preferred securities to acquire junior subordinated debentures of Bancorp. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 375 basis points). The initial rate in effect at the time of issuance was 6.55% and is subject to change quarterly. The rate in effect at December 31, 2010 was 4.05%. On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure. Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company has agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating rate contract (three-month LIBOR plus 375 basis points).

On September 15, 2005, ABI participated in a pooled offering of trust preferred securities. ABI formed Atlantic BancGroup Statutory Trust I. Upon the successful execution of the plan of merger, Bancorp formed Jacksonville Statutory Trust IV (the “Trust IV”), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust IV used the proceeds from the issuance of $3,000 in trust preferred securities to acquire fixed/floating rate junior subordinated deferrable interest debentures of ABI in the amount of $3,000. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate of 5.89% equal to the interest rate on the debt securities, both payable quarterly for five years. Beginning in June 2009, ABI did not make any quarterly payments. The Company brought the quarterly payments current beginning in March 2011. Beginning September 15, 2010, the quarterly rates vary based on the three month LIBOR plus 150 basis points. The rate in effect at December 31, 2010 was 1.80%. A fair value adjustment of $1,596 was recorded as of the ABI merger because the interest rates on the trust preferred securities were less than the cost of similar trust preferred securities at the time of the merger. This amount is being amortized to increase interest expense on a straight-line basis over the remaining life of Trust IV. As of December 31, 2010, $8 was amortized to interest expense.

The debt securities and the trust preferred securities under the four offerings each have 30-year lives. The trust preferred securities and the debt securities are callable by Bancorp or the respective trust, at their respective option after five years, and at varying premiums and sooner upon the occurrence of specific events, subject to prior approval by the Federal Reserve Board, if then required. In addition, the debt securities and trust preferred securities allow the deferral of interest payments for up to 5 years. The Company has treated the trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes (see Note 15).

The Company is not the primary beneficiary of these Trusts (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

There are no required principal payments on subordinated debentures over the next five years.

NOTE 11 – BENEFIT PLANS

(Dollar amounts in thousands except share data)

Profit Sharing Plan: The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. The plan allows contributions by employees up to 15% of their compensation, which are matched equal to 100% of the first 2.00% in 2010, 4.5% in 2009 and 6.00% in 2008 of the compensation contributed. Expenses for 2010, 2009 and 2008 were $133, $108 and $174, respectively.

Directors’ Stock Purchase Plan: Following approval by the shareholders at the 2003 Annual Meeting, the Company established the Directors’ Stock Purchase Plan for nonemployee directors. Under this Plan, directors may elect to receive shares of the Company’s common stock as an alternative to the equivalent amounts of cash for directors’ fees. A total of 100,000 shares of the Company’s common stock were made available for issuance, all of which remained available for issuance at December 31, 2010 and 2009, as all transactions executed to date were open market purchases. The Company’s expense in connection with this plan was $54, $32 and $83 in 2010, 2009 and 2008, respectively, which is included in director fees in the accompanying Consolidated Statements of Operations. Effective July 1, 2010, nonemployee directors agreed to a cash-only compensation plan for payment of director fees.

NOTE 12 – INCOME TAXES

(Dollar amounts in thousands except share data)

Income tax expense (benefit) was as follows:

	2010	2009	2008
Current federal	$(897)	$484	$404
Current state	(265)	97	88
Valuation allowance federal	(62)	43	—
Valuation allowance state	(11)	7	—
Deferred federal	(3,911)	(628)	(616)
Deferred state	(670)	(107)	(105)

Total	$(5,816)	$(104)	$(229)

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	2010	2009	2008
Federal statutory rate times financial statement income	$(5,868)	$(10)	$(66)
Effect of:
Tax-exempt income	(231)	(171)	(202)
Valuation allowance	(66)	45	—
State taxes, net of federal benefit	(624)	(2)	(11)
Merger related costs	271	—	—
Section 382 limitation	437	—	—
Other, net	265	34	50

Total	$(5,816)	$(104)	$(229)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$5,259	$2,212
Real estate owned write downs	704	—
Fair value adjustments related to business combination	10,166	—
Losses limited under section 382	340	—
ABI state and federal net operating loss carryforwards	2,662	—
Net unrealized loss on securities available for sale	51	—
Net unrealized loss on derivative	160	—
Other	285	207

	19,627	2,419

NOTE 12 – INCOME TAXES (Continued)

(Dollar amounts in thousands except share data)

Deferred tax liabilities:
Depreciation	67	128
Net unrealized gain on securities available for sale	—	197
Core deposit intangible	894	—
Fair value adjustments related to business combination	882	—
Other	131	29

	1,974	354

Valuation allowance	(10,545)	(50)
Net deferred tax asset	$7,108	$2,015

The Company recorded a valuation allowance on the deferred tax asset related to assets acquired through the ABI merger as they are not more likely than not to be realized due to Section 382 of the Internal Revenue code of 1986 (“Section 382”).

Our estimate of the realizability of the remaining deferred tax asset is dependent upon our estimate of projected levels of future taxable income. In performing this analysis, we consider all evidence currently available, both positive and negative, in determining whether based on the weight of that evidence, the deferred tax asset will be realized. Earnings forecasts were prepared for 2011 through 2015. These forecasts include projections of net interest income as well as projections of credit related information. The credit related information includes estimates of specific and general reserves for the provision for loan losses, nonperforming loans and assets and net charge-offs. As a result of this analysis, no valuation allowance for any remaining deferred tax assets is considered necessary given the past history of taxable income and projections of taxable income in the future, the remaining deferred tax asset is considered to be realizable.

The deferred tax asset associated with net operating loss carryforwards expires in 2029. Our ability to benefit from the losses incurred is limited under Section 382 as ownership of the Company changed by more than 50% in 2010.

The Company has no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the year ending December 31, 2010 related to unrecognized tax benefits.

At December 31, 2010, the Company had a net operating loss carry-forward of approximately $2,032 for U.S. federal income tax purposes that will expire in 2029 and a net operating loss carry-forward of approximately $4,347 for the State of Florida income tax purposes that will expire in 2030.

Our returns are subject to examination by taxing authorities for all years after 2006.

NOTE 13 – RELATED PARTY TRANSACTIONS

(Dollar amounts in thousands except share data)

Loans to principal officers, directors and their affiliates in 2010 were as follows:

Beginning balance	$8,226
New loans	3,384
Repayments and transfer out of related party	(6,736)

Ending balance	$4,874

Deposits from principal officers, directors and their affiliates at year end 2010 and 2009 were $9,179 and $3,148, respectively.

Revolving loans (“Revolver”) from principal officers, directors and shareholders to Bancorp at year end 2010 and 2009 were $800 and $0, respectively. Each revolver pays an annual rate of interest equal to 8% on a quarterly basis of the revolver amount outstanding. An unused revolver fee is calculated and paid quarterly at an annual rate of 2% based on the daily average outstanding. The revolvers mature on January 1, 2015.

NOTE 14 – SHARE-BASED COMPENSATION

(Dollar amounts in thousands except share data)

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

On April 27, 2010, the shareholders approved the first amendment to the 2008 Amendment and Restatement of the 2006 Stock Incentive Plan. Under this amendment, there is reserved for issuance an aggregate of 180,000 shares of company stock. Additionally, the 15,000 share limitation discussed above was eliminated and replaced with a limitation on performance grants issued within one fiscal year to less than $500,000.

Stock options are granted under both stock option plans with an exercise price equal to or greater than the stock fair market value at the date of grant. All stock options granted have ten-year lives, generally containing vesting terms of three to five years. Historically, certain grants have been made that vest immediately. Common stock issued upon exercise of stock options are newly-issued shares.

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

Total share-based compensation costs that have been charged against income for those plans were $96, $63 and $110 for 2010, 2009 and 2008, respectively.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2010	2009	2008
Risk-free interest rate	1.99%	2.43%	N/A
Expected term	4.5 years	4.5 years	N/A
Expected stock price volatility	37.63%	33.70%	N/A
Dividend yield	0.00%	0.00%	N/A

NOTE 14 – SHARE-BASED COMPENSATION (Continued)

(Dollar amounts in thousands except share data)

A summary of the activity in the stock option plans for 2010 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	162,500	$14.45	—	—
Granted	30,000	10.00	—	—
Exercised	—	—	—	—
Forfeited	(2,500)	10.00	—	—
Expired	—	—	—	—

Outstanding at end of year	190,000	$13.81	4.55	$—

Vested or expected to vest	183,983	$13.92	2.64	$—

Exercisable at end of year	92,000	$17.36	3.17	$—

Information related to the stock option plans during each year follows:

	2010	2009	2008
Intrinsic value of options exercised	N/A	N/A	$2
Cash received from option exercises	N/A	N/A	3
Tax benefit realized from option exercises	N/A	N/A	1
Weighted average fair value of options granted	$1.97	$2.70	$—

As of December 31, 2010, there was $253 of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized over a remaining weighted average period of 3.06 years.

The following table reports restricted stock activity during the 12 months ended December 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2010	3,816	$19.63
Shares granted	1,649	$10.00
Shares vested and distributed	(911)	$32.45
Shares forfeited	(561)	$15.62

Unvested shares at December 31, 2010	3,993	$13.29

The fair value of the shares vested was $9.12. As of December 31, 2010, there was $19 of total unrecognized compensation cost related to unvested restricted stock awards granted. The cost is expected to be recognized over a remaining weighted average period of 1.82 years.

NOTE 15 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

(Dollar amounts in thousands except share data)

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

NOTE 15 – CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

(Dollar amounts in thousands except share data)

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2010 and 2009, the most recent regulatory notifications categorized the Bank and the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category. Management and the Board of Directors have committed to maintain Total Risk-Based Capital at 10% and Tier 1 Capital to Average Assets at 8% at the Bank and the Company.

Actual and required capital amounts and ratios are presented below at year end.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total Capital to risk weighted assets
Consolidated	$55,232	10.40%	$42,498	8.00%	N/A	N/A
Bank	55,083	10.39	42,402	8.00	$53,003	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	48,512	9.13	21,249	4.00	N/A	N/A
Bank	48,378	9.13	21,201	4.00	31,802	6.00
Tier 1 (Core) Capital to average assets
Consolidated	48,512	9.09	21,347	4.00	N/A	N/A
Bank	48,378	8.97	21,576	4.00	26,970	5.00

2009
Total Capital to risk weighted assets
Consolidated	$46,393	11.87%	$31,273	8.00%	N/A	N/A
Bank	43,307	11.08	31,255	8.00	$39,068	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	35,909	9.19	15,637	4.00	N/A	N/A
Bank	38,399	9.83	15,627	4.00	23,441	6.00
Tier 1 (Core) Capital to average assets
Consolidated	35,909	8.18	17,570	4.00	N/A	N/A
Bank	38,399	8.75	17,556	4.00	21,945	5.00

Bancorp’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations require maintaining certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders. Specifically, a Florida state-chartered commercial bank may not pay cash dividends that would cause its capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except that no bank may pay a dividend at any time that the total of net income for the current year when combined with retained net income from the preceding two years produces a loss. The Bank met this restriction in 2010 as our net loss at December 31, 2010 combined with retained earnings from the preceding two years produced a loss. The future ability of the Bank to pay dividends to Bancorp also depends in part on the FDIC capital requirements in effect and the Company’s ability to comply with such requirements.

NOTE 16 – DERIVATIVES

(Dollar amounts in thousands except share data)

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swaps Designated as Cash Flow Hedges: The Company is hedging the notional amount of $7,550 Statutory Trust III as of December 31, 2010 and 2009. The hedge was designated as a cash flow hedge and was determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedge no longer be considered effective. The Company expects the hedge to remain fully effective during the remaining terms of the swap.

Summary information about the interest-rate swap designated as a cash flow hedge at as of year-end is as follows:

	2010	2009
Notional amounts	$7,550	$7,550
Fixed rate	7.53% per annum	7.53% per annum
Unrealized gains (losses), net of tax	$(265)	$10

Interest expense recorded on this swap transaction totaled $263 and $125 during 2010 and 2009, respectively, and is reported as a component of interest expense.

CASH FLOW HEDGE

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Operations relating to the cash flow derivative instrument for the year ended December 31:

	2010
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other noninterest income (Ineffective Portion)
Interest rate contracts	$(275)	$0	$0

	2009
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other noninterest income (Ineffective Portion)
Interest rate contracts	$10	$0	$0

The following table reflects the fair value of the hedged item included in the Consolidated Balance Sheets for the year ended December 31:

	2010
	Notional Amount	Fair Value
Included in liabilities:
Interest rate swaps related to Statutory Trust III	$7,550	$3,950

	2009
	Notional Amount	Fair Value
Included in liabilities:
Interest rate swaps related to Statutory Trust III	$7,550	$3,543

NOTE 17 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

(Dollar amounts in thousands except share data)

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

The contractual amount of variable and fixed rate financial instruments with off-balance-sheet risk was as follows at year end:

	2010		2009
	Fixed Rates	Variable Rates	Fixed Rates	Variable Rates
Unused lines of credit	$1,790	$29,822	$1,431	$24,071
Standby letters of credit	—	1,726	—	560

NOTE 18 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

(Dollar amounts in thousands except share data)

Condensed financial information of Bancorp follows:

CONDENSED BALANCE SHEETS

December 31,

	2010	2009
ASSETS
Cash and cash equivalents	$1,499	$2,487
Investment in banking subsidiaries	62,520	38,725
Other assets	4,984	793

Total assets	$69,003	$42,005

LIABILITIES AND EQUITY
Subordinated debt	$15,962	$14,550
Accrued expenses and other liabilities	1,182	187
Shareholders’ equity	51,859	27,268

Total liabilities and shareholders’ equity	$69,003	$42,005

CONDENSED STATEMENTS OF OPERATIONS

Years ended December 31,

	2010	2009	2008
Other income	$(34)	$(48)	$(15)
Interest expense	(770)	(733)	(675)
Other expense	(659)	(477)	(622)
Merger and acquisition cost	(1,032)	—	(468)

Loss before income tax benefit and undistributed subsidiary income	(2,495)	(1,258)	(1,780)
Income tax benefit	(908)	(461)	(637)
Equity in undistributed subsidiary income	(9,855)	873	1,178

Net income (loss)	$(11,442)	$76	$35

NOTE 18 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

(Dollar amounts in thousands except share data)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$(11,442)	$76	$35
Adjustments:
Equity in undistributed subsidiary income	9,855	(873)	(1,178)
Amortization	8	—	—
Share-based compensation	118	99	215
Change in other assets	282	637	(1,246)
Change in other liabilities	(80)	(64)	159

Net cash from operating activities	(1,259)	(125)	(2,015)
Cash flows from investing activities
Investments in subsidiaries	(35,197)	(1,512)	(2,639)

Net cash from investing activities	(35,197)	(1,512)	(2,639)
Cash flows from financing activities
Proceeds from issuance of subordinated debt	—	—	7,550
Proceeds from exercise of stock options	—	—	3
Proceeds from issuance of common stock	34,689	—	—
Proceeds from related party transactions	800	—	—
Excess tax benefits from share-based payment	—	—	—
Purchase of treasury stock	(21)	(39)	(79)

Net cash from financing activities	35,468	(39)	7,474

Net change in cash and cash equivalents	(988)	(1,676)	2,820
Beginning cash and cash equivalents	2,487	4,163	1,343

Ending cash and cash equivalents	$1,499	$2,487	$4,163

NOTE 19 – EARNINGS PER SHARE

(Dollar amounts in thousands except share data)

The factors used in the earnings per share computation follow:

	2010	2009	2008
Basic
Net income (loss)	$(11,442)	$76	$35

Weighted average common shares outstanding	2,256,750	1,748,683	1,748,295

Basic earnings (loss) per common share	$(5.07)	$.04	$.02

Diluted
Net income (loss)	$(11,442)	$76	$35

Weighted average common shares outstanding for basic earnings (loss) per common share	2,256,750	1,748,683	1,748,295
Add: Dilutive effects of assumed exercises of stock options and awards	—	481	43,047

Average shares and dilutive potential common shares	2,256,750	1,749,164	1,791,342

Diluted earnings (loss) per common share	$(5.07)	$.04	$.02

Anti-dilutive shares outstanding were 161,269 in 2010, 167,974 in 2009 and 47,415 in 2008. As the Company was in a loss position for 2010, all potential common shares for 2010 were excluded from the calculation of diluted earnings per share as the shares would have had an anti-dilutive effect.

NOTE 20 – OTHER COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands except share data)

Other comprehensive income (loss) components and related tax effects were as follows:

	2010	2009	2008
Unrealized holding gains (losses) on available for sale securities	$(659)	$444	$67
Net unrealized derivative gain (losses) on cash flow hedge	(441)	15	—

Net unrealized gains (losses)	(1,100)	459	67
Tax effect	414	(172)	(25)

Other comprehensive income (loss)	$(686)	$287	$42

NOTE 21 – GOODWILL AND INTANGIBLE ASSETS

(Dollar amounts in thousands except share data)

Goodwill: The change in goodwill during the year is as follows:

2010
Beginning of year	$—
Acquired goodwill	12,498
Impairment	—

End of year	$12,498

The Company will perform its annual impairment test as more fully described in Note 1.

Acquired Intangible Assets: Acquired intangible assets were as follows at year end:

	2010
	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$2,453	$(77)
Total	$2,453	$(77)

Aggregate amortization expense was $77 for 2010.

Estimated amortization expense for each of the next five years:

2011	$602
2012	515
2013	420
2014	285
2015	226

NOTE 22 – SUBSEQUENT EVENTS

As a result of the Company’s strategy to strengthen its balance sheet by lowering the amount of substandard assets, the Bank sold 40 substandard loans on February 8, 2011 for $13,910 through a bulk sale. These loans were classified as held for sale on the Company’s consolidated balance sheet as of December 31, 2010 at their fair value.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Based upon management’s evaluation of those controls and procedures as of December 31, 2010 performed within the 90 days preceding the filing of this Annual Report on Form 10-K, the Chief Executive Officer and Chief Financial Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon the evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this Annual Report.

(c) Changes in Internal Controls

The Company has made no significant changes in its internal controls over financial reporting during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The information regarding our directors and executive officers contained under the captions “Proposal 1: Election of Directors,” “Board of Directors, Governance and Committees,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

We have adopted a code of ethics which is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The full text of our Code of Ethics is available on our website (www.jaxbank.com).

Below is biographical information on our directors:

Name	Age	Positions Held and Principal Occupations During the Past Five Years
Donald F. Glisson, Jr.	51	Director of Bancorp and the Bank since November 2010. Formerly Chairman of the Board of Oceanside Bank and its holding company, Atlantic BancGroup, Inc., from 1996 through November 2010. Mr. Glisson is the Chief Executive Officer of Triad Financial Services, Inc., a 130+ employee consumer finance company based in Jacksonville, Florida. Triad Financial has been ranked as one of the top fastest growing companies in Florida by the University of Florida and has also been ranked by the Jacksonville Business Journal as one of the fastest growing privately held companies in Northeast Florida. Mr. Glisson is one of three winners of the 2001 Jim Moran Institute’s Entrepreneurial Excellence Award, an award created by the Florida State University College of Business to recognize the importance and achievement of Florida’s outstanding entrepreneurs who have been financially successful while also giving back to their community. Mr. Glisson is very active in a host of civic and economic endeavors, including serving on the board of Directors of the Florida State University Alumni Association and the Board of Governors of the Florida State University College of Business. He received his Bachelor of Science degree in Finance from Florida State University.

James M. Healey	53	Director of Bancorp and the Bank since 1999. Owner of House & Home Investments, Inc., a real estate management company, and President since 2005. Partner of Mint Magazine, Inc. since 1992. Before his association with Mint Magazine in 1985, Mr. Healey worked with Carnation Food Products, Inc. and International Harvester. Mr. Healey attended Purdue University where he received a Bachelor of Arts degree from Purdue’s Business School with special studies in marketing and personnel. Mr. Healey has been a resident and active member of the Jacksonville community since 1984.

Name	Age	Positions Held and Principal Occupations During the Past Five Years
John C. Kowkabany	68	Director of Bancorp and the Bank since 1999. Jacksonville-based real estate investor and consultant. Mr. Kowkabany has significant private and public sector experience. A resident of the city of Neptune Beach, he has been active in local government, serving as the city’s Mayor from 1989 to 1997, and Councilman from 1985 to 1989. The Honorable John C. Kowkabany’s public sector experience has provided him with experience and knowledge regarding the local business and civic communities. For many years, Mr. Kowkabany has served with various civic and charitable organizations as an officer or director. Mr. Kowkabany graduated with a Bachelor of Arts degree from Jacksonville University. Mr. Kowkabany began a medical leave of absence in November 2010.

R.C. Mills	73	Director of Bancorp and the Bank since 1999. Retired in April 2008 as President and Chief Operations Officer of Heritage Propane Partners, L.P., a national propane marketing organization with over 450 retail operations throughout the United States. Mr. Mills is a graduate of the University of Sarasota and resides in the Jacksonville area where he serves on the Board of Trustees of the Baptist College of Florida and as Chairman of the First Baptist Church Foundation Board. Mr. Mills has an extensive business background and is experienced in business mergers and acquisitions, corporate finance and personnel management, having served in several executive management positions with a vertically integrated oil and gas company for over 25 years.

Gilbert J. Pomar, III	50	Director of Bancorp and the Bank since 1999. President and Chief Executive Officer for the Bank and President of Bancorp since March 1999. Mr. Pomar formerly served as President and Chief Executive Officer for Bancorp from 2000 to May 2010. He was previously employed by First Union National Bank in Jacksonville since 1991. During his tenure with First Union, Mr. Pomar was Senior Portfolio Manager and Senior Vice President/Commercial Banking Manager. Mr. Pomar has more than 30 years of banking experience, including holding various positions with Southeast Bank, First National Bank of Chicago, Barnett Bank and Florida Coast Bank. Mr. Pomar is active in various community efforts, including directorships at the American Cancer Society, Junior Achievement of North Florida, Downtown Vision, University of North Florida College of Business, and the Florida Bankers Association. Mr. Pomar is a graduate of the University of Florida, where he earned his Bachelor of Science degree in Finance.

Donald E. Roller	72	Director of Bancorp and the Bank since 1999. Chairman of Bancorp’s Board of Directors. Mr. Roller served as President and Chief Executive Officer of U.S. Gypsum Company from 1993 through 1996, when he retired. He was also previously the Executive Vice President of USG Corporation. Mr. Roller has had extensive experience in directorship positions. He currently serves as a Director at Life Care Pastorial Services, Inc. in Ponte Vedra Beach, Florida, and at Glenmoor at St. Johns in St. Augustine, Florida, both not-for-profit Continuing Care Retirement Communities. Mr. Roller has also served as acting Chief Executive Officer and Chairman of the Audit Committee for Payless Cashways, Inc. and is a trustee of the Christ Episcopal Church Foundation in Ponte Vedra Beach.

Name	Age	Positions Held and Principal Occupations During the Past Five Years
John W. Rose	61	Director of Bancorp and the Bank since 1999. A financial services executive, advisor and investor for over 30 years. Mr. Rose is a Principal of CapGen Financial LLC, a New York City-based private equity fund established in 2007, which specializes in bank and thrift investments. Prior to that, from 1991 to 2007, he was President of McAllen Capital Partners, a financial advisory firm. Mr. Rose currently serves as a director at the following entities: FNB Corp., a bank holding company in Hermitage, Pennsylvania (since 2003); White River Capital Corp, an automobile lender in Rancho Santa Fe, California (since 2005); PacWest Bancorp, a bank holding company in Los Angeles, California (since 2009); and First Chicago Bancorp, a bank holding company in Chicago, Illinois (since 2006). He also was a director at Great Lakes Bancorp, a bank holding company in Buffalo, New York, from 2003 to 2008. Mr. Rose earned his undergraduate degree from Case Western Reserve University and his M.B.A. from Columbia University.

Price W. Schwenck	68	Director of Bancorp and the Bank since 1999. Chairman of the Board of Directors for the Bank since 1999 and elected as Executive Chairman on May 5, 2010. Formerly served as Chief Executive Officer of Bancorp from 1999 until April 26, 2000 and re-elected in May 2010. From May 2000 to February 2003, Mr. Schwenck was President and Chief Executive Officer of P.C.B. Bancorp, Inc., a multi-bank holding company located in Clearwater, Florida. Mr. Schwenck served as Regional President for First Union National Bank in Ft. Lauderdale, Florida, from 1988 to 1994 and in Jacksonville, Florida, from 1994 until he retired in 1999. Mr. Schwenck is currently a director of Freedom Bank of America in St. Petersburg, Florida. Mr. Schwenck received his Bachelors degree and M.B.A. from the University of South Florida and his M.S. from the University of Miami in 1996 after four years of extended study and application in the field of quality management and leadership.

Charles F. Spencer	68	Director of Bancorp and the Bank since 1999. President of INOC LLC, a real estate management development company, since 2001, and Joshua Development LLC, a real estate holding company, since 2006, in Jacksonville, Florida. Mr. Spencer is a member of the International Longshoremen’s Association’s AFL-CIO Executive Council where he has served as an International Vice President representing members from Maine to Texas since 2002. In addition, Mr. Spencer is Executive Vice President of the South Atlantic and Gulf Coast District of I.L.A. and Vice President of the Florida AFL-CIO. He serves on the Board of Trustees of Edward Waters College, the Jacksonville Housing and Community Development Board; and Westside Ministries, Inc. Mr. Spencer is the former Chairman of the Board of the Jacksonville Sports Authority and former board member of the I.M. Sulzbacher Center for the Homeless, United Way of Northeast Florida, and the foundation board of Florida Community College at Jacksonville.

Name	Age	Positions Held and Principal Occupations During the Past Five Years
John P. Sullivan	54	Director of Bancorp and the Bank since November 2010. Currently the managing director with CapGen Capital Advisors, Mr. Sullivan has extensive experience and a diverse background in all facets of bank and financial management. He served as Chairman, President, Chief Executive and Chief Operating Officer of various financial institutions in the New York metropolitan area, including Hamilton Bancorp, River Bank America (East River Savings Bank), Continental Bank, and the Olympian New York Corp. Mr. Sullivan has gained a reputation as a business turnaround specialist with strong allegiances to both investors and customers, having resuscitated ailing institutions and facilitated their mergers with stronger financial companies, generating superior returns for his investors. He has been a ‘first call’ executive for many bank regulators when trouble surfaces at a regulated entity. Mr. Sullivan is a senior advisor and member of the advisory board for New York State’s largest de novo banking effort, Signature Bank. Prior to joining CapGen, he served as a senior advisor to the global financial services practice of a ‘big four’ accounting firm. In this capacity, he provided guidance and thought leadership to some of the firm’s largest financial services clients on banking matters, such as merger and acquisition activity, capital transactions, regulatory issues, credit quality, and credit risk. He is frequently called upon to provide guidance and expertise in highly complex financial and operational situations for banks and other financial services companies.

Gary L. Winfield, MD	47	Director of Bancorp and the Bank since 1999. A medical director since November 2005 and a consultant since June 2000 at Memorial Hospital. From 1991 through 2007, Dr. Winfield had an active family practice in Jacksonville Beach, Florida, operating as Sandcastle Family Practice, P.A. Dr. Winfield has served as Vice President of Medical Affairs for Anthem Health Plans of Florida, a provider of health insurance. Dr. Winfield received his undergraduate degree from the University of Oklahoma and is a graduate of the College of Medicine at the University of Oklahoma.

Below is biographical information on our executive officers:

Name	Age	Positions Held and Principal Occupations During the Past Five Years
Scott M. Hall	46	Executive Vice President of Bancorp and the Bank since February 2008 and was named Chief Credit Officer of both in April 2010. Mr. Hall previously served as Chief Lending Officer of Bancorp and the Bank from 2008 to April 2010 and as Executive Vice President and Senior Loan Officer of the Bank from 2000 to 2008. Mr. Hall has over 20 years of experience in the financial services industry. Before joining the Bank in 1999 as Senior Vice President, he was employed with First Union National Bank in Jacksonville for eight years as Vice President/Commercial Banking Relationship Manager. His community activities include serving on the Board of The National Association of Industrial and Office Properties (NAIOP) and as a committee member of the Gator Bowl Association. Mr. Hall is a graduate of the University of North Florida, where he received his Bachelor of Business Administration degree in Finance.

Valerie A. Kendall	58	Executive Vice President and Chief Financial Officer of Bancorp and the Bank. Ms. Kendall’s banking career spans more than 20 years. Prior to joining the Bank in 2004, she served from 2000 as Executive Vice President and Chief Financial Officer of P.C.B. Bancorp, Inc., a $650 million multi-bank holding company based in Clearwater, Florida. She also held senior finance positions with AmSouth Bank (Regions Bank), Barnett Bank (Bank of America) and SunTrust. Ms. Kendall received her Bachelor of Science degree in Accounting from Florida Southern College and is a Certified Public Accountant.

Name	Age	Positions Held and Principal Occupations During the Past Five Years
Gilbert J. Pomar, III	50	Director of the Company and the Bank since 1999. President and Chief Executive Officer for the Bank and President of the Company since March 1999. Mr. Pomar formerly served as President and Chief Executive Officer for the Company from 2000 to May 2010. He was previously employed by First Union National Bank in Jacksonville since 1991. During his tenure with First Union, Mr. Pomar was Senior Portfolio Manager and Senior Vice President/Commercial Banking Manager. Mr. Pomar has more than 30 years of banking experience, including holding various positions with Southeast Bank, First National Bank of Chicago, Barnett Bank and Florida Coast Bank. Mr. Pomar is active in various community efforts, including directorships at the American Cancer Society, Junior Achievement of North Florida, Downtown Vision, University of North Florida College of Business, and the Florida Bankers Association. Mr. Pomar is a graduate of the University of Florida, where he earned his Bachelor of Science degree in Finance.

Price W. Schwenck	68	Director of Bancorp and the Bank since 1999. Chairman of the Board of Directors for the Bank since 1999 and elected as Executive Chairman on May 5, 2010. Formerly served as Chief Executive Officer of Bancorp from 1999 until April 26, 2000 and re-elected in May 2010. From May 2000 to February 2003, Mr. Schwenck was President and Chief Executive Officer of P.C.B. Bancorp, Inc., a multi-bank holding company located in Clearwater, Florida. Mr. Schwenck served as Regional President for First Union National Bank in Ft. Lauderdale, Florida, from 1988 to 1994 and in Jacksonville, Florida, from 1994 until he retired in 1999. Mr. Schwenck is currently a director of Freedom Bank of America in St. Petersburg, Florida. Mr. Schwenck received his Bachelors degree and M.B.A. from the University of South Florida and his M.S. from the University of Miami in 1996 after four years of extended study and application in the field of quality management and leadership.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation” in our Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Security Ownership of Directors and Officers and Certain Beneficial Owners” in our Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference. In addition, information contained under the caption “Equity Compensation Plans Information” in Part III, Item 5 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Board of Directors, Governance and Committees” in our Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Principal Accountant Fees and Services” and “Board of Directors, Governance and Committees – Audit Committee Pre-Approval Policies and Procedures” in our Definitive Proxy Statement for the 2011 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger by and between Atlantic BancGroup, Inc. and Jacksonville Bancorp, Inc. dated as of May 10, 2010 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248). Jacksonville Bancorp, Inc. agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.

2.2	First Amendment to Agreement and Plan of Merger by and between Atlantic BancGroup, Inc. and Jacksonville Bancorp, Inc. dated as of September 20, 2010 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on September 20, 2010, File No. 000-30248).

3.1	Amended and Restated Articles of Incorporation of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on November 17, 2010, File No. 000-30248).

3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on November 17, 2010, File No. 000-30248).

4.1	Specimen Common Stock Certificate of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.0 of the Registrant’s Registration Statement on Form SB-2 filed on September 30, 1998, File No. 333-64815).

4.2	Form of Capital Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

4.3	Form of Common Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

4.4	Form of Junior Subordinated Debt Security of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

10.1	Jacksonville Bancorp, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on November 9, 1999, File No. 333-90609).

10.2	Amendment No. 1 to Stock Option Plan (incorporated herein by reference herein to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002, File No. 000-30248).

10.3	Jacksonville Bancorp, Inc., Directors’ Stock Purchase Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2003, File No. 000-30248).

10.4	Outsourcing Agreement by and between The Jacksonville Bank and M & I Data Services dated as of May 13, 1998 (now known as FIS) (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form SB-2/A filed on January 5, 1999, File No. 333-64815).

10.5	Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.6	Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.7	Second Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.8	2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2008, File No. 000-30248).

10.9	First Amendment to the 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010, File No. 000-30248).

10.10	Indenture dated as of June 20, 2008 between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

10.11	Amended and Restated Declaration of Trust of Jacksonville Bancorp, Inc. Statutory Trust III dated June 20, 2008, by and among Jacksonville Bancorp, Inc., as sponsor, Wells Fargo Delaware Trust Company, as Delaware trustee, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

10.12	Guarantee Agreement dated June 20, 2008, by and between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30428).

10.13	Employment Agreement between The Jacksonville Bank and Gilbert James Pomar, III (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 15, 2009, File No. 000-30248).

10.14	Employment Agreement between The Jacksonville Bank and Scott M. Hall (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 15, 2009, File No. 000-30248).

10.15	First Amendment to the Employment Agreement by and between The Jacksonville Bank and Scott M. Hall.*

10.16	Employment Agreement between The Jacksonville Bank and Valerie A. Kendall (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 15, 2009, File No. 000-30248).

10.17	First Amendment to the Employment Agreement by and between The Jacksonville Bank and Valerie A. Kendall.*

10.18	Stockholders Agreement by and between Jacksonville Bancorp, Inc. and each of the directors of Atlantic BancGroup, Inc. dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.19	Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the other investors named therein dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.20	Amendment No. 1 to Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the investors named therein dated as of September 20, 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 20, 2010, File No. 000-30248).

10.21	Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.22	Lease Agreement between Mant Equities, LLC and Oceanside Bank dated September 27, 2000 (incorporated herein by reference to Exhibit 10.4 to Atlantic BancGroup, Inc.’s Annual Report on Form 10-KSB for the period ended December 31, 2000 filed on March 27, 2001, File No. 001-15061).

10.23	Lease Agreement between Property Management Support, Inc. and Oceanside Bank dated August 22, 2002 (incorporated herein by reference to Exhibit 10.5 to Atlantic BancGroup, Inc.’s Form 10-KSB for the period ended December 31, 2002 filed on March 27, 2003, File No. 001-15061).

10.24	Form of Loan Agreement by and between Jacksonville Bancorp, Inc. and each of certain of the directors, their affiliates, entities and family members dated as of January 1, 2011.*

10.25	Form of Revolving Loan Note of Jacksonville Bancorp, Inc. payable to each of certain of the directors, their affiliates, entities and family members dated as of January 1, 2011.*

21	Subsidiaries of Jacksonville Bancorp, Inc.*

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Dated: March 31, 2011	By:	/s/ PRICE W. SCHWENCK
Price W. Schwenck
Chief Executive Officer (Principal executive officer)

Dated: March 31, 2011	By:	/s/ VALERIE A. KENDALL
Valerie A. Kendall
Executive Vice President and Chief Financial Officer Principal financial officer and principal accounting officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DONALD F. GLISSON, JR. Donald F. Glisson, Jr.	Director	March 31, 2011

/s/ JAMES M. HEALEY James M. Healey	Director	March 31, 2011

(on medical leave) John C. Kowkabany	Director	March 31, 2011

/s/ R.C. MILLS R.C. Mills	Director	March 31, 2011

/s/ GILBERT J. POMAR, III Gilbert J. Pomar, III	Director	March 31, 2011

/s/ DONALD E. ROLLER Donald E. Roller	Chairman of the Board of Directors	March 31, 2011

/s/ JOHN W. ROSE John W. Rose	Director	March 31, 2011

/s/ PRICE W. SCHWENCK Price W. Schwenck	Director	March 31, 2011

/s/ CHARLES F. SPENCER Charles F. Spencer	Director	March 31, 2011

/s/ JOHN P. SULLIVAN John P. Sullivan	Director	March 31, 2011

/s/ GARY L. WINFIELD Gary L. Winfield, M.D.	Director	March 31, 2011

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger by and between Atlantic BancGroup, Inc. and Jacksonville Bancorp, Inc. dated as of May 10, 2010 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248). Jacksonville Bancorp, Inc. agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.

2.2	First Amendment to Agreement and Plan of Merger by and between Atlantic BancGroup, Inc. and Jacksonville Bancorp, Inc. dated as of September 20, 2010 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on September 20, 2010, File No. 000-30248).

3.1	Amended and Restated Articles of Incorporation of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on November 17, 2010, File No. 000-30248).

3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on November 17, 2010, File No. 000-30248).

4.1	Specimen Common Stock Certificate of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.0 of the Registrant’s Registration Statement on Form SB-2 filed on September 30, 1998, File No. 333-64815).

4.2	Form of Capital Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

4.3	Form of Common Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

4.4	Form of Junior Subordinated Debt Security of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

10.1	Jacksonville Bancorp, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on November 9, 1999, File No. 333-90609).

10.2	Amendment No. 1 to Stock Option Plan (incorporated herein by reference herein to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002, File No. 000-30248).

10.3	Jacksonville Bancorp, Inc., Directors’ Stock Purchase Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2003, File No. 000-30248).

10.4	Outsourcing Agreement by and between The Jacksonville Bank and M & I Data Services dated as of May 13, 1998 (now known as FIS) (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form SB-2/A filed on January 5, 1999, File No. 333-64815).

10.5	Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.6	Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.7	Second Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.8	2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2008, File No. 000-30248).

10.9	First Amendment to the 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010, File No. 000-30248).

10.10	Indenture dated as of June 20, 2008 between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

10.11	Amended and Restated Declaration of Trust of Jacksonville Bancorp, Inc. Statutory Trust III dated June 20, 2008, by and among Jacksonville Bancorp, Inc., as sponsor, Wells Fargo Delaware Trust Company, as Delaware trustee, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

10.12	Guarantee Agreement dated June 20, 2008, by and between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30428).

10.13	Employment Agreement between The Jacksonville Bank and Gilbert James Pomar, III (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 15, 2009, File No. 000-30248).

10.14	Employment Agreement between The Jacksonville Bank and Scott M. Hall (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 15, 2009, File No. 000-30248).

10.15	First Amendment to the Employment Agreement by and between The Jacksonville Bank and Scott M. Hall.*

10.16	Employment Agreement between The Jacksonville Bank and Valerie A. Kendall (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 15, 2009, File No. 000-30248).

10.17	First Amendment to the Employment Agreement by and between The Jacksonville Bank and Valerie A. Kendall.*

10.18	Stockholders Agreement by and between Jacksonville Bancorp, Inc. and each of the directors of Atlantic BancGroup, Inc. dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.19	Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the other investors named therein dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.20	Amendment No. 1 to Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the investors named therein dated as of September 20, 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 20, 2010, File No. 000-30248).

10.21	Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.22	Lease Agreement between Mant Equities, LLC and Oceanside Bank dated September 27, 2000 (incorporated herein by reference to Exhibit 10.4 to Atlantic BancGroup, Inc.’s Annual Report on Form 10-KSB for the period ended December 31, 2000 filed on March 27, 2001, File No. 001-15061).

10.23	Lease Agreement between Property Management Support, Inc. and Oceanside Bank dated August 22, 2002 (incorporated herein by reference to Exhibit 10.5 to Atlantic BancGroup, Inc.’s Form 10-KSB for the period ended December 31, 2002 filed on March 27, 2003, File No. 001-15061).

10.24	Form of Loan Agreement by and between Jacksonville Bancorp, Inc. and each of certain of the directors, their affiliates, entities and family members dated as of January 1, 2011.*

10.25	Form of Revolving Loan Note of Jacksonville Bancorp, Inc. payable to each of certain of the directors, their affiliates, entities and family members dated as of January 1, 2011.*

21	Subsidiaries of Jacksonville Bancorp, Inc.*

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith