Form 10-Q
period 2011-03-31
JACKSONVILLE BANCORP INC /FL/
filed 2011-05-16
CIK 1071264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April 30, 2011 the latest practicable date, 5,888,809 of the Registrant’s common shares, $.01 par value, were issued and outstanding.

JACKSONVILLE BANCORP, INC.

2.

JACKSONVILLE BANCORP, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from financial institutions	$10,926	$13,728
Federal funds sold	1,675	6,569

Cash and cash equivalents	12,601	20,297
Securities available-for-sale	65,189	62,356
Loans held-for-sale	—	13,910
Loans, net of allowance for loan losses of $11,331 in 2011 and $13,069 in 2010	492,588	499,696
Premises and equipment, net	6,870	6,943
Bank-owned life insurance	9,362	9,307
Federal Home Loan Bank stock, at cost	3,728	3,728
Real estate owned, net	3,543	5,733
Deferred income taxes	7,529	7,108
Accrued interest receivable	2,826	3,170
Prepaid regulatory assessments	1,418	1,738
Goodwill	13,621	12,498
Other intangible assets, net	2,223	2,376
Other assets	3,145	2,973

Total assets	$624,643	$651,833

LIABILITIES
Deposits
Noninterest bearing	$78,959	$72,428
Money market, NOW and savings deposits	205,954	211,057
Time deposits	244,870	278,702

Total deposits	529,783	562,187
Loans from related parties	2,000	800
FHLB advances and other borrowings	21,522	18,124
Subordinated debentures	15,978	15,962
Accrued expenses and other liabilities	2,576	2,901

Total liabilities	571,859	599,974

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 8,000,000 shares authorized, 5,888,809 shares issued at March 31, 2011 and December 31, 2010	59	59
Additional paid–in capital	55,333	55,307
Retained deficit	(2,718)	(3,157)
Accumulated other comprehensive income (loss)	110	(350)

Total shareholders’ equity	52,784	51,859

Total liabilities and shareholders’ equity	$624,643	$651,833

See accompanying notes to unaudited consolidated financial statements.

3.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Interest and dividend income
Loans, including fees	$7,259	$5,584
Taxable securities	211	115
Tax-exempt securities	242	103
Federal funds sold and other	28	(7)

Total interest income	7,740	5,795

Interest expense
Deposits	$1,518	$1,774
Federal Reserve and other borrowings	29	1
FHLB advances	97	255
Subordinated debt	220	190

Total interest expense	1,864	2,220

Net interest income	5,876	3,575
Provision for loan losses	1,929	2,375

Net interest income after provision for loan losses	3,947	1,200

Noninterest income
Service charges on deposit accounts	235	139
Other income	161	109

Total noninterest income	396	248

Noninterest expense
Salaries and employee benefits	1,708	1,237
Occupancy and equipment	660	406
Regulatory assessment	322	260
Data processing	398	245
Advertising and business development	98	86
Professional fees	198	161
Telephone expense	76	32
Other real estate owned expense	252	464
Other	538	195

Total noninterest expense	4,250	3,086

Income (loss) before income taxes	93	(1,638)
Income tax benefit	(346)	(650)

Net income (loss)	$439	$(988)

Weighted average:
Common shares	5,888,809	1,748,832
Dilutive stock options and warrants	1,497	—

Dilutive shares	5,890,306	1,748,832

Basic earnings (loss) per common share	$.07	$(.56)

Diluted earnings (loss) per common share	$.07	$(.56)

See accompanying notes to unaudited consolidated financial statements.

4.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Common Stock Outstanding		Additional Paid-In	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Amount	Income (Loss)	Total

Balance at January 1, 2010	1,749,243	$17	$18,631	$8,287	$(3)	$336	$27,268

Comprehensive income:
Net (loss)				(988)			(988)
Change in unrealized gain (loss) on securities available-for-sale, net of tax effects						(10)	(10)
Net unrealized loss on cash flow hedge, net of tax effects						(76)	(76)

Total comprehensive (loss)							(1,074)

Purchase of treasury stock	(560)				(6)		(6)

Share-based compensation expense			23				23

Balance at March 31, 2010	1,748,683	$17	$18,654	$7,299	$(9)	$250	$26,211

Balance at January 1, 2011	5,888,809	$59	$55,307	$(3,157)	$—	$(350)	$51,859

Comprehensive income:
Net income				439			439
Change in unrealized gain on securities available-for-sale, net of tax effects						403	403
Net unrealized gain on cash flow hedge, net of tax effects						57	57

Total comprehensive income							899

Share-based compensation expense			26				26

Balance at March 31, 2011	5,888,809	$59	$55,333	$(2,718)	$—	$110	$52,784

See accompanying notes to unaudited consolidated financial statements.

5.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$439	$(988)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	158	104
Net amortization of deferred loan fees	(55)	(25)
Provision for loan losses	1,929	2,375
Premium amortization for securities, net of accretion	164	9
Net accretion of purchase accounting adjustments	(628)	—
Net gain on sale of real estate owned	(1)	—
Loss on write-down of real estate owned	100	335
Earnings on Bank-owned life insurance	(55)	(26)
Loss on disposal of premises and equipment	8	—
Share-based compensation	26	23
Deferred income tax benefit	(698)	(264)
Net change in accrued interest receivable and other assets	490	(104)
Net change in accrued expenses and other liabilities	(234)	(567)

Net cash from operating activities	1,643	872

Cash flows from investing activities
Purchases of securities available-for-sale	(4,991)	(2,000)
Proceeds from maturities, calls and paydown of securities available-for-sale	2,641	833
Proceeds from bulk loan sale	13,910	—
Loan (originations) payments, net	8,028	(1,200)
Proceeds from sale of real estate owned	2,243	—
Additions to premises and equipment, net	(94)	(11)

Net cash from (used for) investing activities	21,737	(2,378)

Cash flows from financing activities
Net change in deposits	(32,276)	15,309
Net change in Fed funds purchased	—	(227)
Proceeds from related party transactions	1,200	—
Purchase of treasury stock	—	(6)

Net cash from financing activities	(31,076)	15,076

Net change in cash and cash equivalents	(7,696)	13,570
Cash and cash equivalents at beginning of period	20,297	5,647

Cash and cash equivalents at end of period	$12,601	$19,217

See accompanying notes to unaudited consolidated financial statements.

6.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$2,156	$2,217
Income taxes	—	—

Supplemental schedule of noncash investing activities
Acquisition of real estate owned	$152	$—

Supplemental schedule of noncash financing activities
Loan participation on agreements classified as secured borrowings	$3,438	$—

See accompanying notes to unaudited consolidated financial statements.

7.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

Jacksonville Bancorp, Inc. (“Bancorp”) is a financial holding company headquartered in Jacksonville, Florida. The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly owned, primary operating subsidiary, The Jacksonville Bank, and one of The Jacksonville Bank’s wholly owned subsidiaries, Fountain Financial, Inc. The consolidated entity is referred to as the “Company,” and The Jacksonville Bank and Fountain Financial, Inc. are collectively referred to as the “Bank.” The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany transactions and balances are eliminated in consolidation.

The Company currently provides financial services through its eight full-service branches in Duval County, Florida, as well as its virtual branch. Its primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2011.

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

The consolidated financial information included herein as of and for the periods ended March 31, 2011 and 2010 is unaudited. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2010 consolidated balance sheet was derived from the Company’s December 31, 2010 audited consolidated financial statements.

Adoption of New Accounting Standards

In January 2010, the FASB issued guidance requiring increased fair value disclosures. There are two components to the increased disclosure requirements set forth in the update: (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two, and (2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in or out of level one and two were required for interim and annual periods beginning after December 15, 2009. The adoption of this portion of the standard has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows. Increased disclosures regarding the level 3 fair value reconciliation are required for fiscal years beginning after December 15, 2010. The adoption of this portion of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

8.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Cont.)

(Dollar amounts in thousands except per share data)

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

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company has not determined the impact, if any, upon the adoption of the standard.

9.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 2 – INVESTMENT SECURITIES

(Dollar amounts in thousands except per share data)

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)
March 31, 2011
Available-for-sale
U.S. government-sponsored entities and agencies	$—	$—	$—	$—
State and political subdivisions	23,174	431	(177)	23,428
Mortgage-backed securities—residential	36,342	406	(214)	36,534
Collateralized mortgage obligations—residential	5,162	65	—	5,227

Total available-for-sale securities	$64,678	$902	$(391)	$65,189

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)
December 31, 2010
Available-for-sale
U.S. government-sponsored entities and agencies	$—	$—	$—	$—
State and political subdivisions	23,584	208	(458)	23,334
Mortgage-backed securities—residential	33,545	355	(302)	33,598
Collateralized mortgage obligations—residential	5,363	61	—	5,424

Total available-for-sale securities	$62,492	$624	$(760)	$62,356

10.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 2 – INVESTMENT SECURITIES (Cont.)

(Dollar amounts in thousands except per share data)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations, are shown separately.

	March 31, 2011
	Amortized Cost	Fair Value
Maturity
Available-for-sale
Within one year	$—	$—
One to five years	2,411	2,508
Five to ten years	7,659	7,753
Beyond ten years	13,104	13,167
Mortgage-backed securities	36,342	36,534
Collateralized mortgage obligations	5,162	5,227

Total	$64,678	$65,189

The following table summarizes the investment securities with unrealized losses at March 31, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
March 31, 2011

Available-for-sale
U.S. government-sponsored entities and agencies	$—	$—	$—	$—	$—	$—
States and political	5,431	(177)	—	—	5,431	(177)
Mortgage-backed securities—residential	18,183	(214)	—	—	18,183	(214)
Collateralized mortgage obligations—residential	—	—	—	—	—	—

Total available-for-sale securities	$23,614	$(391)	$—	$—	$23,614	$(391)

11.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 2 – INVESTMENT SECURITIES (Cont.)

(Dollar amounts in thousands except per share data)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Available-for-sale
U.S. government-sponsored entities and agencies	$—	$—	$—	$—	$—	$—
States and political	14,225	(458)	—	—	14,225	(458)
Mortgage-backed securities—residential	22,793	(302)	—	—	22,793	(302)
Collateralized mortgage obligations—residential	—	—	—	—	—	—

Total available-for-sale securities	$37,018	$(760)	$—	$—	$37,018	$(760)

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

NOTE 2 – INVESTMENT SECURITIES (Cont.)

(Dollar amounts in thousands except per share data)

collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of March 31, 2011, the Company’s security portfolio consisted of $65,189 of available-for-sale securities, of which $23,614 was in an unrealized loss position. The unrealized losses are related to the Company’s U.S. State and Political Securities and Residential Mortgage-backed Securities, as discussed below:

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

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired at March 31, 2011.

State and Political Securities

All of the State and Political Securities (“Municipal Bonds”) held by the Company were issued by a city or other local government. The Municipal Bonds are general obligations of the issuer and are secured by specified revenues. The decline in fair value at March 31, 2011 was primarily attributable to changes in interest rates and the ratings of the underlying insurers rather than the ability or willingness of the municipality to repay.

Because it is unlikely that the Company will be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired at March 31, 2011.

For the three-month period ended March 31, 2011, there were no credit losses recognized in earnings.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands except per share data)

Loans at March 31, 2011 and December 31, 2010, excluding loans classified as held-for-sale, were as follows:

	2011	2010
Commercial	$36,962	$35,976
Real estate:
Residential	131,777	136,771
Commercial	279,020	282,468
Construction and land	51,896	52,808
Consumer	4,577	5,110

Subtotal	504,232	513,133
Less: Net deferred loan fees	(313)	(368)
Allowance for loan losses	(11,331)	(13,069)

Loans, net	$492,588	$499,696

13.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

Loans acquired as a result of the merger with Atlantic BancGroup, Inc. (“ABI”) in November 2010 were recorded at fair value on the date of acquisition. The amounts reported in the table above are net of the fair value adjustments. The table below reflects the contractual amount less the discount to principal balances remaining from these fair value adjustments by class of loan as of March 31, 2011. The discount will be accreted into interest income over the remaining term of the related loans:

	Gross Contractual Amount Receivable	Carrying Discount	Balance
Commercial	$10,410	$872	$9,538
Real estate:
Residential	49,353	5,416	43,937
Commercial	74,756	6,891	67,865
Construction and land	28,545	5,109	23,436
Consumer	2,352	159	2,193

Total	$165,415	$18,448	$146,967

As of March 31, 2011, there were no loans classified as held-for-sale. As of December 31, 2010, loans classified as held-for-sale were $13,910 and were sold on February 11, 2011 through a bulk loan sale. There was no gain or loss recorded for the period ending March 31, 2011 as a result of the bulk loan sale. The composition of the loans sold were as follows:

Commercial loans	$20
Real estate mortgage loans:
Residential	1,401
Commercial	11,649
Construction and land	840
Consumer loans	—

$13,910

Activity in the allowance for loan losses by portfolio segment for the period ending March 31, 2011 was as follows:

Allowance at beginning of period	$13,069
Charge-offs:
Commercial loans	81
Real estate loans	3,684
Consumer and other loans	9

Total Charge-offs	3,774

Recoveries:
Commercial loans	1
Real estate loans	105
Consumer and other loans	1

Total Recoveries	107

Net charge-offs	3,667

Provision for loan losses charged to operating expenses:
Commercial loans	35
Real estate loans	1,897
Consumer and other loans	(3)

Total provision	1,929

Allowance at end of period	$11,331

14.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

Activity in the allowance for loan losses for the period ending March 31, 2010 was as follows:

Beginning balance	$6,854
Provision for loan losses	2,375
Loans charged off	(1,630)
Recoveries	19

Ending balance	$7,618

15.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans

Real estate mortgage loans are typically segmented into three classes: Commercial real estate, Residential real estate and Construction and Land real estate. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by Bancorp’s board of directors (the “Board”). Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Board, including repayment capacity and source, value of the underlying property, credit history and stability. Construction loans to borrowers are to finance the construction of owner occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Bank carefully monitors these loans with on-site inspections and requires the receipt of lien waivers on funds advanced. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Bank considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information. The Bank also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Bank carefully analyzes the intended use of the property and the viability thereof.

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

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, excluding loans classified as held-for-sale, and based on impairment method as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Commercial	Real Estate	Consumer and Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$4,603	$—	$4,603
Collectively evaluated for impairment	525	6,160	43	6,728
Loans acquired with deteriorated credit quality	—	—	—	—
Loans acquired without deteriorated credit quality	—	—	—	—

Total ending allowance balance	$525	$10,763	$43	$11,331

Loans:
Loans individually evaluated for impairment	$—	$43,845	$—	$43,845
Loans collectively evaluated for impairment	27,424	283,609	2,385	313,418
Loans acquired with deteriorated credit quality	973	49,837	32	50,842
Loans acquired without deteriorated credit quality	8,565	85,402	2,160	96,127

Total ending loans balance	$36,962	$462,693	$4,577	$504,232

		December 31, 2010
	Commercial	Real Estate	Consumer and Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$6,384	$2	$6,386
Collectively evaluated for impairment	570	6,061	52	6,683
Loans acquired with deteriorated credit quality	—	—	—	—
Loans acquired without deteriorated credit quality	—	—	—	—

Total ending allowance balance	$570	$12,445	$54	$13,069

Loans:
Loans individually evaluated for impairment	$—	$46,472	$2	$46,474
Loans collectively evaluated for impairment	25,699	287,711	2,546	315,956
Loans acquired with deteriorated credit quality	1,199	50,893	39	52,131
Loans acquired without deteriorated credit quality	9,078	86,971	2,523	98,572

Total ending loans balance	$35,976	$472,047	$5,110	$513,133

17.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The following tables present loans individually evaluated for impairment, excluding loans classified as held-for-sale, by class of loans as of March 31, 2011 and December 31, 2010:

		March 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate—residential	$13,631	$12,423	$—
Real estate—commercial	8,240	8,205	—
Real estate—construction and land	1,439	1,079	—
With an allowance recorded:
Real estate—residential	1,917	1,885	36
Real estate—commercial	8,717	8,665	1,928
Real estate—construction and land	11,589	11,588	2,639

Total	$45,533	$43,845	$4,603

		December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate—residential	$10,635	$10,635	$—
Real estate—commercial	5,225	5,212	—
Real estate—construction and land	890	890	—
With an allowance recorded:
Real estate—residential	5,409	5,359	1,135
Real estate—commercial	12,318	12,279	2,527
Real estate—construction and land	12,097	12,097	2,722
Consumer	8	2	2

Total	$46,582	$46,474	$6,386

18.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual, excluding loans classified as held-for-sale, by class of loans as of:

	March 31, 2011
	Nonaccrual	Loans Past Due Over 90 Days Still on Accrual
Commercial	$121	$—
Real estate mortgage loans:
Commercial	13,965	—
Residential	14,928	—
Construction and land	8,079	—
Consumer	8	—

Total	$37,101	$—

	December 31, 2010
	Nonaccrual	Loans Past Due Over 90 Days Still on Accrual

Commercial	$371	$—
Real estate mortgage loans:
Commercial	9,843	—
Residential	14,215	—
Construction and land	10,582	—
Consumer	$6	$—

Total	$35,017	$—

Included in the nonaccrual and loans past due over 90 days still on accrual tables above are loans acquired in the merger with ABI. As of March 31, 2011 and December 31, 2010 the amounts totaled $7,496 and $5,540, respectively.

19.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The following tables present the aging of the recorded investment in past due loans, excluding loans classified as held-for-sale, by class of loans, as of:

	March 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial	$341	$210	$—	$551	$36,411	$36,962
Real estate:
Residential	746	960	13,959	15,665	116,112	131,777
Commercial	9,304	1,159	9,118	19,580	259,439	279,020
Construction and land	4,425	—	8,079	12,504	39,392	51,896
Consumer	110	43	3	156	4,421	4,577

Total	$14,926	$2,372	$31,159	$48,457	$455,775	$504,232

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial	$140	$36	$42	$218	$35,758	$35,976
Real estate:
Residential	4,580	846	13,126	18,552	118,219	136,771
Commercial	655	4,087	5,871	10,613	271,855	282,468
Construction and land	295	1,659	8,877	10,831	41,977	52,808
Consumer	201	28	5	234	4,876	5,110

Total	$5,871	$6,656	$27,921	$40,448	$472,685	$513,133

Included in the past due loan tables above are loans acquired in the merger with ABI. As of March 31, 2011 and December 31, 2010 the amounts are as follows:

	March 31, 2011	December 31, 2010
30-59 Days Past Due	$7,401	$1,927
60-89 Days Past Due	1,131	2,113
Greater than 90 Days Past Due	5,555	2,495

Total	$14,087	$6,535

Troubled Debt Restructurings

As of March 31, 2011, $7,612 of net loans were considered troubled debt restructurings. The Company has allocated $179 and $374 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 and December 31, 2010, respectively. The Company has not committed to lend additional amounts as of March 31, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

20.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.

The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. All loans are graded upon initial issuance. Further, commercial loans are typically reviewed at least annually to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company will determine the appropriate loan grade.

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding loans classified as held-for-sale, is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$30,915	$4,968	$1,079	$—	$36,962

Real estate:
Residential	98,103	17,186	16,488	—	131,777
Commercial	204,547	50,272	24,201	—	279,020
Construction and land	20,696	9,342	21,858	—	51,896
Consumer	4,533	—	44	—	4,577

Total	$358,794	$81,768	$63,670	$—	$504,232

21.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

As of December 31, 2010, the risk category of loans by class of loans, excluding loans classified as held-for-sale, is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$29,903	$4,950	$918	$205	$35,976
Real estate:
Residential	96,836	21,375	18,440	120	136,771
Commercial	205,447	53,129	23,892	—	282,468
Construction and land	20,301	11,179	21,328	—	52,808
Consumer	4,946	83	81	—	5,110

Total	$357,433	$90,716	$64,659	$325	$513,133

Included in the risk category of loans by class of loans tables above are loans acquired in the merger with ABI. As of March 31, 2011 and December 31, 2010, the amounts are as follows:

	March 31,	December 31,
	2011	2010
Special Mention	$30,004	$35,550
Substandard	16,261	14,324
Doubtful	—	325

Total	$46,265	$50,199

Purchased loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amounts of these loans, excluding loans classified as held-for-sale, is as follows as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Commercial	$973	$1,199
Real estate mortgage loans:
Residential	13,105	13,348
Commercial	20,969	21,321
Construction and land	15,763	16,224
Consumer	32	39

Carrying amount	$50,842	$52,131

22.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

Accretable yield, or income expected to be collected, is as follows:

Balance at December 31, 2009
New loans purchased, including loans classified as held-for-sale	$34,144
Accretion of income	(234)
Reclassifications from nonaccretable difference	—
Disposals	—

Balance at December 31, 2010	$33,910
New loans purchased, including loans classified as held-for-sale	—
Accretion of income	(979)
Reclassifications from nonaccretable difference	—
Disposals	—

Balance at March 31, 2011	$32,931

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during 2011. Additionally, no allowance for loan losses was reversed during 2011.

Income is not recognized on certain purchased loans if the company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans were $6,877 at March 31, 2011 and are included in our nonaccrual loan balance as of March 31, 2011.

NOTE 4 – GOODWILL

(Dollar amounts in thousands except share data)

Goodwill: A rollforward of goodwill as of March 31, 2011 and December 31, 2010 is as follows:

	March 31, 2011	December 31, 2010
Beginning of period	$12,498	$—
Additions: Goodwill related to acquisition of ABI	1,123	12,498
Impairment	—	—

End of period	$13,621	$12,498

The additions to goodwill during the period ending March 31, 2011 are the result of additional purchase accounting adjustments made specifically to other real estate owned and loans acquired from ABI as new information was obtained.

23.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 5 – SHORT-TERM BORROWING AND FEDERAL HOME LOAN BANK ADVANCES

(Dollar amounts in thousands except share data)

At March 31, 2011 and December 31, 2010, advances from the Federal Home Loan Bank (FHLB) were as follows:

	2011	2010

Convertible advances maturing June 8, 2012 with a quarterly call option beginning September 10, 2007 at a fixed rate of 4.68%	5,000	5,000

Advances maturing January 9, 2012 at a fixed rate of 2.30%	8,084	8,124

Advances maturing May 29, 2012 at a fixed rate of 2.11%	5,000	5,000

	$18,084	$18,124

Each advance is payable at its maturity date, with a prepayment penalty for early termination. The advances are collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans. Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $54,628 at March 31, 2011.

The Company has a “Borrower in Custody” line of credit with the Federal Reserve by pledging collateral. The amount of this line at March 31, 2011 was $35,668, all of which was available on that date.

Also included in FHLB Advances and other borrowings on the Company’s consolidated balance sheet at March 31, 2011 was $3,438 that relates to certain loan participation agreements that are classified as secured borrowings as they do not qualify for sale accounting treatment. A corresponding amount is recorded as an asset within Loans on the Company’s Consolidated Balance Sheets.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENT

(Dollar amounts in thousands except share data)

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure. Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company has agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating rate contract (90-day LIBOR plus 375 basis points). This derivative instrument is recognized on the balance sheet in other liabilities at its fair value of $335 on March 31, 2011.

Credit risk may result from the inability of the counterparties to meet the terms of their contracts. The Company’s exposure is limited to the replacement value of the contracts rather than the notional amount.

24.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 7 – CAPITAL ADEQUACY

(Dollar amounts in thousands except share data)

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios for the Company at March 31, 2011 and December 31, 2010. Management and the Board have committed to maintain Total Risk-Based Capital at 10% and Tier 1 Capital to Average Assets at 8% at the Bank.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
Total capital to risk weighted assets
Consolidated	$54,032	10.54%	$41,010	8.00%	N/A	N/A
Bank	54,473	10.66%	40,899	8.00%	$51,124	10.00%

Tier 1 (Core) capital to risk weighted assets
Consolidated	44,602	8.70%	20,505	4.00%	N/A	N/A
Bank	48,022	9.39%	20,449	4.00%	30,674	6.00%

Tier 1 (Core) capital to average assets
Consolidated	44,602	7.29%	24,478	4.00%	N/A	N/A
Bank	48,022	7.83%	24,529	4.00%	30,661	5.00%

December 31, 2010
Total capital to risk weighted assets
Consolidated	$55,232	10.40%	$42,498	8.00%	N/A	N/A
Bank	55,083	10.39%	42,402	8.00%	$53,003	10.00%

Tier 1 (Core) capital to risk weighted assets
Consolidated	48,512	9.13%	21,249	4.00%	N/A	N/A
Bank	48,378	9.13%	21,201	4.00%	31,802	6.00%

Tier 1 (Core) capital to average assets
Consolidated	48,512	9.09%	21,347	4.00%	N/A	N/A
Bank	48,378	8.97%	21,576	4.00%	26,970	5.00%

25.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined based on market prices of similar securities resulting in a Level 2 classification.

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

Loans Held-for-Sale: Loans held-for-sale are carried at the lower of cost or fair value as determined by outstanding commitments from third party investors resulting in a Level 2 classification.

26.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 8 – FAIR VALUE (Cont.)

(Dollar amounts in thousands except share data)

The following assets and liabilities are measured on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
(Dollars in thousands)
March 31, 2011
Available-for-sale
U.S. government-sponsored entities and agencies	$—	—	$—	—
State and political subdivisions	23,428	—	23,428	—
Mortgage-backed securities - residential	36,534	—	36,534	—
Collateralized mortgage obligations - residential	5,227	—	5,227	—
Liabilities:
Derivative liability	335	—	335	—

(Dollars in thousands)
December 31, 2010
Available-for-sale
U.S. government-sponsored entities and agencies	—	—	—	—
State and political subdivisions	$23,334	—	23,334	—
Mortgage-backed securities - residential	33,598	—	33,598	—
Collateralized mortgage obligations - residential	5,424	—	5,424	—
Liabilities:
Derivative liability	425		425

There were no significant transfers between Level 1 and Level 2 during 2011.

27.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 8 – FAIR VALUE (Cont.)

(Dollar amounts in thousands except share data)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2011
Impaired loans:
Real estate mortgage loans:
Residential	$447	—	—	$447
Commercial	5,942	—	—	5,942
Construction and land	4,821	—	—	4,821

Other real estate owned:
Real estate mortgage loans:
Residential	65	—	—	65
Commercial	1,012	—	—	1,012
Construction and land	2,466	—	—	2,466

Loans held-for-sale	$—	—	—	—
December 31, 2010
Impaired loans:
Real estate mortgage loans:
Residential	$2,811	—	—	$2,811
Commercial	5,116	—	—	5,116
Construction and land	8,301	—	—	8,301

Other real estate owned:
Real estate mortgage loans:
Residential	1,301	—	$648	653
Commercial	1,077	—	—	1,077
Construction and land	3,355	—	—	3,355

Loans held-for-sale	$13,910	—	$13,910	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $15,634 with a valuation allowance of $4,424 at March 31, 2011 compared to a carrying amount of $22,239 with a valuation allowance of $6,011 at December 31, 2010.

Other real estate owned, which is measured using the collateral values less costs to sell or outstanding commitments from third party investors, had a net carrying amount of $3,543, made up of the outstanding balance of $4,530, net of a valuation allowance of $987, resulting in a write-down of $100 for the period ending March 31, 2011. At December 31, 2010, other real estate owned had a net carrying amount of $5,733, made up of the outstanding balance of $7,834, net of a valuation allowance of $1,870, resulting in a write-down of $1,840 for the year ended December 31, 2010.

28.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 8 – FAIR VALUE (Cont.)

(Dollar amounts in thousands except share data)

Collateral dependent impaired loans and other real estate owned, valued under Level 3, were measured using current appraised values along with information on recent market transactions as well as management’s assumptions about the criteria that market participants would use in pricing the assets.

The carrying amount and estimated fair values of financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$12,601	$12,601	$20,297	$20,297
Securities available-for-sale	65,189	65,189	62,356	62,356
Loans held-for-sale	—	—	13,910	13,910
Loans, net	492,588	501,947	499,696	511,300
Federal Home Loan Bank stock	3,728	n/a	3,728	n/a
Non-marketable equity security	178	n/a	178	n/a
Accrued interest receivable	2,826	2,826	3,170	3,170

	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Deposits	$529,783	$518,148	$562,187	$551,061
Other borrowings	23,522	23,984	18,924	19,546
Subordinated debentures	15,978	7,136	15,962	6,839
Accrued interest payable	280	280	599	599
Interest rate swap	335	335	425	425

The methods and assumptions, not previously presented, used to estimate fair value, are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For loans, excluding loans classified as held-for-sale, fair value is based on discounted cash flows using current market rates applied to the estimated life adjusted for the allowance for loan losses. For fixed rate deposits and variable rate deposits with infrequent repricing, fair value is based on discounted cash flows using current market rates applied to the estimated life. Fair value of debt, including FHLB advances, is based on current rates for similar financing. It was not practicable to determine fair value of FHLB stock and other nonmarketable equity securities due to restrictions placed on transferability. The fair value of off-balance-sheet items is considered nominal.

29.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Jacksonville Bancorp, Inc. (“Bancorp”) was incorporated on October 24, 1997 and was organized to conduct the operations of The Jacksonville Bank (the “Bank”). The Bank is a Florida state-chartered commercial bank that opened for business on May 28, 1999, and its deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a variety of community banking services to businesses and individuals in the greater Jacksonville area of Northeast Florida. During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary. The primary business activities of Fountain Financial, Inc. consist of referral of our customers to third parties for the sale of insurance products. Bancorp, the Bank, and Fountain Financial, Inc. are collectively referred to herein as the “Company.”

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

30.

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on interest-earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses; and maintaining strong asset quality. Our current strategy is to grow organically and through acquisition if price, culture and market fit within our strategies. We have initiated programs to expand our scope of services and achieve these goals. This was demonstrated through our acquisition of ABI and its wholly owned subsidiary, Oceanside Bank, in November 2010. The Bank has adopted a philosophy of seeking out and retaining the best available personnel for positions of responsibility which we believe will provide us with a competitive edge in the local banking industry.

Our operations are influenced by the local economic conditions and by policies of financial institution regulatory authorities. Fluctuations in interest rates, due to factors such as competing financial institutions as well as the Federal Reserve’s decisions on changes in interest rates, impact interest-earning assets and our cost of funds and, thus, our net interest margin. In addition, the local economy and real estate market of Northeast Florida, and the demand for our products and loans, impacts our margin. The local economy and viability of local businesses can also impact the ability of our customers to make payments on loans, thus impacting our loan portfolio. The Company evaluates these factors when valuing its allowance for loan losses. The Company also believes its underwriting procedures are relatively conservative and, as a result, the Company is not being any more affected than the overall market in the current economic downturn.

On November 16, 2010, Bancorp acquired Atlantic BancGroup, Inc. (“ABI”) pursuant to an agreement and plan of merger that provided for the merger of ABI with and into Bancorp. The merger agreement also included the consolidation of ABI’s wholly owned subsidiary, Oceanside Bank, into the Bank. Under the terms of the merger agreement, ABI shareholders received 0.2 shares of Bancorp common stock and $0.67 in cash for each share of ABI common stock. A total of 249,483 shares were issued to ABI shareholders. The ABI merger increased our branch locations from five full-service branches to eight full-service branches as well as expanded our geographic footprint in the Jacksonville beach market. In addition, we acquired approximately $158.0 million in net loans, $62.8 million in cash and cash equivalents and securities, $231.3 million in deposits and $9.5 million in borrowings in the ABI merger. We recorded $12.5 million in goodwill and $2.5 million in core deposit intangibles as a result of the ABI merger.

As a result of the acquisition of ABI, the Bank had eight full-service branches during the first quarter of 2011 versus five full-service branches during the first quarter of 2010.

On February 11, 2011, as a result of the Company’s strategy to strengthen its balance sheet by lowering the amount of substandard assets, the Bank sold 40 substandard loans for $13.9 million through a bulk loan sale. These loans were classified as held-for-sale on the Company’s consolidated balance sheet as of December 31, 2010 and through the date of the sale at their fair value.

Introduction

On the following pages, management presents an analysis of the financial condition of the Company as of March 31, 2011 compared to December 31, 2010, and the results of operations for the three months ended March 31, 2011 compared with the same period in 2010. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

31.

Comparison of Financial Condition at March 31, 2011 and December 31, 2010

Total assets decreased $27.2 million, or 4.2%, from $651.8 million at December 31, 2010 to $624.6 million at March 31, 2011. During the three months ended March 31, 2011, the Company experienced a net loan decrease, including loans classified as held-for-sale, of $21.0 million, or 4.1%. Loans classified as held-for-sale at December 31, 2010 of $13.9 million were sold during the first quarter of 2011. In addition, commercial real estate decreased by $3.4 million, or 1.2%, residential real estate decreased by $5.0 million, or 3.7%, construction and land real estate decreased by $912,000, or 1.7% and consumer loans decreased by $533,000, or 10.4%, offset by a $986,000, or 2.7%, increase in commercial loans and a decrease in the allowance for loan losses of $1.7 million from December 31, 2010 to March 31, 2011.

Total cash and cash equivalents decreased $7.7 million from $20.3 million at December 31, 2010 to $12.6 million at March 31, 2011. Investment securities available-for-sale increased $2.8 million to $65.2 million at March 31, 2011. During the three months ended March 31, 2011, we purchased $5.0 million GNMA securities. In addition, we received $400,000 in proceeds from maturities, calls and principal repayments.

Total deposits decreased $32.4 million, or 5.8%, from $562.2 million at December 31, 2010 to $529.8 million at March 31, 2011. During the three months ended March 31, 2011, noninterest bearing deposits increased $6.5 million to $79.0 million, money market, NOW and savings deposits decreased $5.1 million to $206.0 million and time deposits decreased $33.8 million to $244.9 million. The decrease in time deposits was driven primarily by a reduction in National and Brokered CD’s of $15.8 million and a decrease in Local CD’s of $17.8 million.

Federal Home Loan Bank advances remained materially unchanged at March 31, 2011 from December 31, 2010. Loans from related parties increased $1.2 million from $800,000 at December 31, 2010 to the period ending March 31, 2011.

Total shareholders’ equity increased by $925,000 from $51.9 million at December 31, 2010 to $52.8 million at March 31, 2011. The increase is mainly attributable to net income of $439,000, and an increase of a net unrealized gain on securities and our cash flow hedge of $460,000 for the period ending March 31, 2011. At March 31, 2011, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 5,888,809 shares were issued and outstanding. In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at March 31, 2011.

Comparison of Operating Results for the Three Months Ended March 31, 2011 and 2010

Net Income

The Company had net income for the first three months of 2011 of $439,000, compared to a $988,000 net loss in the first three months of 2010. On a diluted per share basis, net income was $0.07 for the three months ended March 31, 2011, compared to a net loss of $0.56 per diluted share in 2010. The increase in net income for the first three months of 2011 was driven primarily by the acquisition of ABI that resulted in net accretion of purchase accounting adjustments. Net income also increased due to a decrease in the provision for loan losses.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $5.9 million for the three months ended March 31, 2011, compared to $3.6 million for the same period in 2010. The average yield on interest-earning assets for the first three months of 2011 was 5.35%, which was a decrease of 16 basis points, compared to the 5.51% yield earned during the first three months of 2010. This was offset by the average earning asset increase of $160.4 million.

32.

Interest income increased $1.9 million when compared to the first three months of the prior year. This was due to interest income on the loans acquired in the merger with ABI that was above the contractual rate of interest as a result of purchase accounting adjustments and was approximately $632,000.

The average loan balances increased $125.4 million for the three months ended March 31, 2011 compared to the same period in the prior year largely as a result of the merger with ABI in 2010. The average yield on loans for the first three months of 2011 was 5.70%, which was a decrease of 9 basis points, compared to the 5.79% yield earned during the first three months of 2010.

The average cost of interest-bearing liabilities decreased 89 basis points from 2.39% in the first three months of 2010 to 1.50% in the comparable period in 2011. The average cost of interest-bearing deposits and all interest-bearing liabilities reflect the ongoing reduction in interest rates paid on deposits as a result of the repricing of deposits in the current market environment.

The net interest margin increased by 66 basis points from 3.40% to 4.06% when comparing the first three months of 2011 to the same period last year. This increase is mainly the result of the decreased costs of our interest-bearing liabilities in the current low interest rate environment coupled with the additional interest income on the loans acquired from ABI as discussed above. The impact of the additional interest income adds approximately 43 basis points to the net interest margin for the period ending March 31, 2011. The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and has taken action to reduce costs through reductions in the rates paid on its core deposits.

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and shareholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

33.

	Three Months Ended March 31,
	2011			2010
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans (1)	$516,477	$7,259	5.70%	$391,073	$5,584	5.79%
Securities (2)	65,048	453	2.82	25,340	218	3.49
Other interest-earning assets (3)	5,342	28	2.13	10,037	(7)	(.28)

Total interest-earning assets	586,867	7,740	5.35	426,450	5,795	5.51

Noninterest-earning assets (4)	45,951			21,416

Total assets	$632,818			$447,866

Interest-bearing liabilities:
Savings deposits	$12,546	$28	.91	$11,058	$36	1.32
NOW deposits	18,271	7	.16	5,878	3	.21
Money market deposits	175,479	435	1.01	94,308	368	1.58
Time deposits	256,715	1,048	1.66	225,751	1,367	2.46
FHLB advances	24,897	97	1.58	25,000	255	4.14
Federal reserve and other borrowings(8)	1,189	29	9.89	800	1	.51
Subordinated debt	15,968	220	5.59	14,550	190	5.30
Other interest-bearing liabilities (5)	95	—	—	50	—	—

Total interest-bearing liabilities	505,160	1,864	1.50	377,395	2,220	2.39

Noninterest-bearing liabilities	75,363			43,105
Shareholders’ equity	52,295			27,366

Total liabilities and shareholders’ equity	$632,818			$447,866

Net interest income		$5,876			$3,575

Interest rate spread (6)			3.85%			3.12%

Net interest margin (7)			4.06%			3.40%

(1)	Average loans include nonperforming loans and loans classified as held-for-sale. Interest on loans includes deferred loan fees.
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
(8)	Federal Reserve and other borrowings include loans from related parties that pay an annual rate of interest equal to 8% on a quarterly basis of the amount outstanding

34.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Three Months Ended March 31,
	2011 Versus 2010 (1)
	Increase (decrease) due to changes in:
(Dollars in thousands)	Volume	Rate	Net Change
Interest income:
Loans	$1,764	$(89)	$1,675
Securities	284	(49)	235
Other interest-earning assets	2	33	35

Total interest income	2,050	(105)	1,945

Interest expense:
Savings deposits	4	(12)	(8)
NOW deposits	5	(1)	4
Money market deposits	236	(169)	67
Time deposits	169	(488)	(319)
FHLB advances	(1)	(157)	(158)
Federal Reserve and other borrowings	1	27	28
Subordinated debt	19	11	30
Other interest-bearing liabilities	—	—	—

Total interest expense	433	(789)	(356)

Increase in net interest income	$1,617	$684	$2,301

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

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

35.

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

Additional information with regard to the Company’s methodology and reporting of its critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Asset Quality

The Company has identified certain assets as risk elements. These assets include nonperforming loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, troubled debt restructurings, and foreclosed real estate. Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due. These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company’s risk elements at March 31, 2011 and December 31, 2010, excluding loans classified as held-for-sale, were as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

Nonperforming loans:
Commercial real estate	$13,965	$9,843
Residential real estate	14,928	14,215
Construction and land real estate	8,079	10,582
Commercial	121	371
Consumer loans and other	8	6
Loans past due over 90 days still on accrual	—	—

Total nonperforming loans (1)	37,101	35,017
Foreclosed assets, net	3,543	5,733

Total nonperforming assets	40,644	40,750
Troubled debt restructuring	7,612	7,497

Total nonperforming assets and troubled debt restructuring	$48,256	$48,247

Allowance for loan losses	$11,331	$13,069
Nonperforming loans and foreclosed assets as a percent of total assets (2)	6.51%	6.25%
Nonperforming loans as a percent of gross loans (2)	7.36%	6.83%
Allowance for loan losses as a percent of nonperforming loans (2)	30.54%	37.32%

(1)

Total nonperforming loans at December 31, 2010 excludes $3.7 million of nonperforming loans that were classified as held-for-sale on the balance sheet. There were no loans classified as held-for-sale as of March 31, 2011.

(2)	Nonperforming loans and total loans exclude amounts classified as loans held-for-sale.

36.

The Company has loan balances of $7.6 million for customers whose loans are classified as troubled debt restructuring and such loans are included in the impaired loan balances of $43.8 million at March 31, 2011. There are no additional funds committed to customers whose loans are classified as troubled debt restructuring. Most of these loans were modified to suspend principal payments for a period of time less than or equal to one year, and the interest rate was modified from a fixed rate to a floating rate tied to the Prime rate. Of the $4.6 million allowance for loan losses reserved for impaired loans, the Company has allocated $179,000 to customers whose loan terms have been modified as a troubled debt restructuring.

Nonperforming loans increased during the three-month period ended March 31, 2011 from $35.0 million at December 31, 2010 to $37.1 million at March 31, 2011. Nonperforming assets decreased $106,000 from December 31, 2010 to March 31, 2011. The slight decrease in nonperforming assets at March 31, 2011 was principally a result of an increase in nonaccrual commercial and residential real estate loans offset by the sale of approximately $2.2 million of OREO properties in the first quarter of 2011. General economic conditions and the real estate market continue to be challenging in the Bank’s geographic market.

Loans past due still accruing interest at March 31, 2011, are categorized as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing
Commercial	$255	$210	$—	$465
Real estate:
Residential	746	100	—	846
Commercial	8,481	—	—	8,481
Construction and land	4,425	—	—	4,425
Consumer	109	39	—	148

Total	$14,016	$349	$—	$14,365

The increase in total loans past due 30-89 days still accruing interest from $12.5 million at December 31, 2010 to $14.4 million at March 31, 2011 is being driven by loan absorption as a result of the merger with ABI as well as the continued softening of the economy.

The Bank has experienced a decrease in adversely classified loans from $65.0 million at December 31, 2010 to $63.7 million at March 31, 2011. Of the $63.7 million at March 31, 2011, $16.3 million are adversely classified loans from the merger with ABI. In addition, of the $63.7 million at March 31, 2011, $39.7 million is listed as impaired. All adversely classified loans are monitored closely and the majority of these loans are collateralized by real estate.

37.

Loans are impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms. At March 31, 2011, impaired loans decreased by $2.7 million to $43.8 million, compared to $46.5 million at December 31, 2010. Of the $43.8 million impaired loans at March 31, 2011, $31.9 million are nonperforming loans.

The Company critically evaluates all requests for additional funding on classified loans to determine whether the borrower has the capacity and willingness to repay. Any requests of this nature require concurrence by the Loan Committee of the Bank’s board of directors.

Allowance and Provision for Loan Losses

The allowance for loan losses decreased by $1.8 million during the first three months of 2011, amounting to $11.3 million at March 31, 2011, as compared to $13.1 million at December 31, 2010. The allowance represented approximately 2.25% of total loans at March 31, 2011 and 2.55% at December 31, 2010.

March 31, 2011
Allowance at beginning of period	$13,069
Charge-offs:
Commercial loans	81
Real estate loans	3,684
Consumer and other loans	9

Total Charge-offs	3,774

Recoveries:
Commercial loans	1
Real estate loans	105
Consumer and other loans	1

Total Recoveries	107

Net charge-offs	3,667

Provision for loan losses charged to operating expenses:
Commercial loans	35
Real estate loans	1,897
Consumer and other loans	(3)

Total provision	1,929

Allowance at end of period	$11,331

During the first three months of 2010, the Company had charge-offs of $1.6 million, recoveries of $19,000 and recorded a $2.4 million provision for loan losses.

The smaller allowance for loan losses in 2011 was driven primarily by the decrease in the amount of allowance needed on loans individually evaluated for impairment as a portion of the amount reserved as of December 31, 2010 was charged off in the first quarter of 2011. The increased level of charge-offs for the first quarter is due to the Company’s strategy to strengthen its balance sheet by lowering the amount of substandard assets through such avenues as short sales and the timing of the recognition of anticipated losses. In addition, the decrease in adversely classified loans of $1.3 million from December 31, 2010 to March 31, 2011 was largely due to the charge-offs as evidenced in the table above.

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own experience as well as industry and economic trends. Impaired loans were $43.8 million as of March 31, 2011. As of the same date, $4.6 million was specifically allocated to the allowance for loan losses which is deemed appropriate to absorb probable losses.

38.

The allowance for loan losses is a valuation allowance for credit losses in the loan portfolio. Management has adopted a methodology to properly analyze and determine an adequate loan loss allowance. The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb all estimated credit losses in the Company’s loan and lease portfolio. Due to their similarities, the Company has grouped the loan portfolio into portfolio segments. The segments are real estate mortgage loans, commercial loans and consumer and other loans. The Company has created a loan classification system to properly calculate the allowance for loan losses. Loans are evaluated for impairment. If a loan is deemed to be impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral.

It is the Bank’s policy to obtain updated third party appraisals on all other real estate owned and real estate collateral on substandard loans on, at least, an annual basis. Value adjustments are often made to appraised values on properties wherein the existing appraisal is approximately one-year old at period end. Occasionally, at period end, an updated appraisal has been ordered, but not yet received, on a property wherein the existing appraisal is approaching one-year old. In this circumstance, an adjustment is typically made to the existing appraised value to reflect the Bank’s best estimate of the change in the value of the property, based on evidence of changes in real estate market values derived by the review of current appraisals received by the Bank on similar properties. In the current environment, all such adjustments to value are downward due to the overall reduction in real estate values over the last two years in the Bank’s market area.

Real estate values in the Bank’s market area have experienced deterioration over the last several quarters. The expectation for further deterioration for all property types is a leveling off. On a quarterly basis, management reviews several factors, including underlying collateral, and will write down impaired loans to the net realizable value.

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

Based on the results of the analysis performed by management at March 31, 2011, the allowance for loan loss is considered to be appropriate to absorb estimated loan losses in the portfolio as of that date. As more fully discussed in the “Critical Accounting Policies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

39.

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

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $396,000 for the three months ended March 31, 2011 compared to $248,000 for the same period in 2010. This increase is driven largely by the increased volume of non-interest income transactions as a result of the merger with ABI. In addition, there was an increase in our bank-owned life insurance income as well as income from OREO properties.

Noninterest expense was $4.3 million for the three months ended March 31, 2011, compared to $3.1 million in the same period in 2010. The increase in noninterest expense is attributable to additional costs absorbed as a result of the merger with ABI as our branch locations increased from five as of March 31, 2010 to eight as of March 31, 2011.

The income tax benefit for the three months ended March 31, 2011 was $346,000, compared to an income tax benefit of $650,000 for the three months ended March 31, 2010. The tax benefit for the three months ended March 31, 2011 is the result of benefits derived from tax-free municipal bonds, tax-free income earned on the bank-owned life insurance policies, the tax-free accretion of interest income from the purchase accounting adjustments as a result of our merger with ABI as well as the increase in the level of charge-offs from the period ended March 31, 2010 compared to the period ended March 31, 2011 that are deductible for income tax purposes.

Capital

The Company’s capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well-capitalized, adequately-capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 10.66%, 9.39% and 7.83%, respectively, at March 31, 2011. Bancorp also maintains capital levels that meet the same regulatory standards. If the capital ratios of Bancorp and the Bank were to fall below levels required under regulatory standards, it is their policy to increase capital in an amount sufficient to meet regulatory requirements within 30 days. Although the Bank’s Tier 1 Leverage ratio was below 8% as of March 31, 2011, the threshold that management and the Board are committed to maintaining, this ratio was above 8% as of April 30, 2011.

The Company has included in Tier 1 Capital and Total Capital a portion of the trust preferred securities that were issued in June 2004, December 2006 and June 2008 and acquired from ABI in November 2010.

Cash Flows and Liquidity

Cash Flows. The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances, Federal Reserve Bank borrowings and federal funds purchased. The Company uses cash from these and other sources to fund loan growth. Any remaining cash is used

40.

primarily to reduce borrowings and to purchase investment securities. During the first three months of 2011, the Company’s cash and cash equivalent position decreased by $7.7 million. The decrease in cash mainly resulted from a decrease in deposit accounts of approximately $32.4 million from $562.2 million at December 31, 2010 to $529.8 million at March 31, 2011, offset by cash from operating activities of $1.6 million, proceeds from the sale of real estate owned and related party transactions of $3.4 million, net loan payments of $7.7 million and $14.3 million of proceeds received from the bulk loan sale in February 2011.

Liquidity. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold. At March 31, 2011 the Company had $65.2 million in available-for-sale securities, $17.7 million of which was pledged to the Federal Reserve Bank for the Borrower in Custody Program.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market and brokered certificates of deposit. The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the FHLB, Federal Reserve Discount Window and other commercial banks. These lines, in the aggregate amount of approximately $132.0 million, do not represent legal commitments to extend credit.

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

Contractual Obligations, Commitments and Contingent Liabilities. The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Company’s overall level of these financial obligations since December 31, 2010 and that any changes in the Company’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Off-Balance Sheet Arrangements. There have been no material changes in the risks related to off-balance sheet arrangements since the Company’s disclosure in its Annual Report on Form 10-K for the year ended December 31, 2010.

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

41.

These limits and guidelines reflect the Bank’s tolerance for interest rate risk. The Bank attempts to control interest rate risk by identifying and quantifying exposures. The Bank quantifies its interest rate risk exposures using sophisticated simulation and valuation models as well as simpler gap analyses performed by a third-party vendor specializing in this activity. There have been no significant changes in the Bank’s primary market risk exposure or how those risks are managed since our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2010.

Management believes, under normal economic conditions, the best indicator of interest rate risk is the +/- 200 basis point “shock” (parallel shift) scenario. However, due to the current rate environment, the Bank’s internal policy on interest rate risk specifies that if interest rates were to shift immediately up or down 100 basis points, estimated net interest income for the next 12 months should change by less than 15%. The most current simulation projects the Bank’s net interest income to be within the parameters of its internal policy and has not changed significantly from our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2010. Such simulation involves numerous assumptions and estimates, which are inherently subjective and are subject to substantial business and economic uncertainties. Accordingly, the actual effects of an interest rate shift under actual future conditions may be expected to vary significantly from those derived from the simulation to the extent that the assumptions used in the simulation differ from actual conditions.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Bancorp maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Bancorp files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon management’s evaluation of those controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q, the Chief Executive Officer and the Chief Financial Officer of Bancorp concluded that, subject to the limitations noted below, Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

42.

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

43.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, as a normal incident of the nature and kind of business in which the Company is engaged, various claims or charges are asserted against Bancorp, its subsidiaries and/or their directors, officers or affiliates. In the ordinary course of business, Bancorp and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries and investigations. Other than ordinary routine litigation incidental to the Company’s business, management believes after consultation with legal counsel that there are no pending legal proceedings against Bancorp, any of its subsidiaries and any of their directors, officers or affiliates that will, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of Bancorp.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

44.

Item 6.	Exhibits

Exhibit No. 2.1: Agreement and Plan of Merger by and between Jacksonville Bancorp, Inc. and Atlantic BancGroup, Inc. dated as of May 10, 2010 (1)

Exhibit No. 2.2: First Amendment to Agreement and Plan of Merger by and between Jacksonville Bancorp, Inc. and Atlantic BancGroup, Inc. dated as of September 20, 2010 (2)

Exhibit No. 3.1: Amended and Restated Articles of Incorporation of Jacksonville Bancorp, Inc. (3)

Exhibit No. 3.2: Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (4)

Exhibit No. 10.1: Form of Loan Agreement by and between Jacksonville Bancorp, Inc. and each of certain of the directors, their affiliates, entities and family members dated as of January 1, 2011 (5)

Exhibit No. 10.2: Form of Revolving Loan Note of Jacksonville Bancorp, Inc. payable to each of certain of the directors, their affiliates, entities and family members dated as of January 1, 2011 (6)

Exhibit No. 10.3: Lease Agreement between The Jacksonville Bank and Baron San Pablo II, LLC dated April 12, 2011*

Exhibit No. 31.1: Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 31.2: Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 32: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

*	Filed herewith
(1)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed May 14, 2010, File No. 000-30248.
(2)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed September 20, 2010, File No. 000-30248.
(3)	Incorporated herein by reference to Exhibit No. 3.1 to Form 8-K filed November 17, 2010, File No. 000-30248.
(4)	Incorporated herein by reference to Exhibit No. 3.2 to Form 8-K filed November 17, 2010, File No. 000-30248.
(5)	Incorporated herein by reference to Exhibit 10.24to the Form 10-K for the year ended December 31, 2010, filed March 31, 2011, File No. 000-30248.
(6)	Incorporated herein by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2010, filed March 31, 2011, File No. 000-30248.

45.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Date: May 16, 2011	/s/ Price W. Schwenck
Price W. Schwenck
Chief Executive Officer

Date: May 16, 2011	/s/ Valerie A. Kendall
Valerie A. Kendall
Executive Vice President
and Chief Financial Officer

46.

JACKSONVILLE BANCORP, INC.

EXHIBIT INDEX

Exhibit No. 2.1: Agreement and Plan of Merger by and between Jacksonville Bancorp, Inc. and Atlantic BancGroup, Inc. dated as of May 10, 2010 (1)

Exhibit No. 2.2: First Amendment to Agreement and Plan of Merger by and between Jacksonville Bancorp, Inc. and Atlantic BancGroup, Inc. dated as of September 20, 2010 (2)

Exhibit No. 3.1: Amended and Restated Articles of Incorporation of Jacksonville Bancorp, Inc. (3)

Exhibit No. 3.2: Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (4)

Exhibit No. 10.1: Form of Loan Agreement by and between Jacksonville Bancorp, Inc. and each of certain of the directors, their affiliates, entities and family members dated as of January 1, 2011 (5)

Exhibit No. 10.2: Form of Revolving Loan Note of Jacksonville Bancorp, Inc. payable to each of certain of the directors, their affiliates, entities and family members dated as of January 1, 2011 (6)

Exhibit No. 10.3: Lease Agreement between The Jacksonville Bank and Baron San Pablo II, LLC dated April 12, 2011*

Exhibit No. 31.1: Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 31.2: Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 32: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

*	Filed herewith
(1)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed May 14, 2010, File No. 000-30248.
(2)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed September 20, 2010, File No. 000-30248.
(3)	Incorporated herein by reference to Exhibit No. 3.1 to Form 8-K filed November 17, 2010, File No. 000-30248.
(4)	Incorporated herein by reference to Exhibit No. 3.2 to Form 8-K filed November 17, 2010, File No. 000-30248.
(5)	Incorporated herein by reference to Exhibit 10.24 to the Form 10-K for the year ended December 31, 2010, filed March 31, 2011, File No. 000-30248.
(6)	Incorporated herein by reference to Exhibit 10.25 to the Form 10-K for the year ended December 31, 2010, filed March 31, 2011, File No. 000-30248.

47.