Form 10-Q
period 2011-06-30
JACKSONVILLE BANCORP INC /FL/
filed 2011-08-12
CIK 1071264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         June 30, 2011

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

(904) 421-3040

(Registrant’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         ☒        No         ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes         ☐        No         ☒

As of July 31, 2011, the latest practicable date, 5,889,822 of the Registrant’s common shares, $.01 par value, were issued and outstanding.

JACKSONVILLE BANCORP, INC.

2.

JACKSONVILLE BANCORP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from financial institutions	$12,612	$13,728
Federal funds sold	11,701	6,569

Cash and cash equivalents	24,313	20,297
Securities available-for-sale	63,796	62,356
Loans held-for-sale	--	13,910
Loans, net of allowance for loan losses of $11,993 in 2011 and $13,069 in 2010	473,449	499,696
Premises and equipment, net	6,730	6,943
Bank-owned life insurance	9,404	9,307
Federal Home Loan Bank stock, at cost	3,060	3,728
Real estate owned, net	3,172	5,733
Deferred income taxes	8,088	7,108
Accrued interest receivable	2,795	3,170
Prepaid regulatory assessments	1,120	1,738
Goodwill	14,210	12,498
Other intangible assets, net	2,069	2,376
Other assets	3,058	2,973

Total assets	$615,264	$651,833

LIABILITIES
Deposits
Noninterest bearing	$82,358	$72,428
Money market, NOW and savings deposits	203,254	211,057
Time deposits	235,621	278,702

Total deposits	521,233	562,187
Loans from related parties	2,000	800
FHLB advances and other borrowings	18,750	18,124
Subordinated debentures	15,994	15,962
Accrued expenses and other liabilities	2,712	2,901

Total liabilities	560,689	599,974

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value, 8,000,000 shares authorized, 5,889,822 and 5,888,809 shares issued and outstanding, respectively	59	59
Additional paid–in capital	55,358	55,307
Retained earnings (deficit)	(1,670)	(3,157)
Accumulated other comprehensive income (loss)	828	(350)

Total shareholders’ equity	54,575	51,859

Total liabilities and shareholders’ equity	$615,264	$651,833

See accompanying notes to unaudited consolidated financial statements.

3.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Interest and dividend income
Loans, including fees	$7,587	$5,528	$14,846	$11,112
Taxable securities	298	123	509	238
Tax-exempt securities	205	100	447	203
Federal funds sold and other	15	(2)	43	(9)

Total interest income	8,105	5,749	15,845	11,544

Interest expense
Deposits	1,452	1,788	2,970	3,562
Federal Reserve and other borrowings	40	--	69	1
FHLB advances	105	242	202	497
Subordinated debt	223	192	443	382

Total interest expense	1,820	2,222	3,684	4,442

Net interest income	6,285	3,527	12,161	7,102
Provision for loan losses	1,109	1,920	3,038	4,295

Net interest income after provision for loan losses	5,176	1,607	9,123	2,807

Noninterest income
Service charges on deposit accounts	216	124	451	263
Other income	188	162	349	271

Total noninterest income	404	286	800	534

Noninterest expense
Salaries and employee benefits	1,877	1,281	3,585	2,518
Occupancy and equipment	616	412	1,276	818
Regulatory assessment	314	251	636	511
Data processing	371	250	769	495
Merger related costs	105	353	130	353
Advertising and business development	109	132	207	218
Professional fees	152	169	350	330
Telephone expense	89	34	165	66
Other real estate owned expense	361	379	613	844
Other	657	182	1,170	376

Total noninterest expense	4,651	3,443	8,901	6,529

Income (loss) before income taxes	929	(1,550)	1,022	(3,188)
Income tax benefit	(119)	(558)	(465)	(1,208)

Net income (loss)	$1,048	$(992)	$1,487	$(1,980)

Weighted average:
Common shares	5,889,288	1,749,443	5,889,050	1,749,140
Dilutive stock options and warrants	1,742	--	1,534	--

Dilutive shares	5,891,030	1,749,443	5,890,584	1,749,140

Basic earnings (loss) per common share	$.18	$(.57)	$.25	$(1.13)

Diluted earnings (loss) per common share	$.18	$(.57)	$.25	$(1.13)

See accompanying notes to unaudited consolidated financial statements.

4.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Common Stock		Additional	Retained		Accumulated Other
	Outstanding		Paid-In	Earnings	Treasury Stock	Comprehensive
	Shares	Amount	Capital	(Deficit)	Amount	Income (Loss)	Total

Balance at January 1, 2010	1,749,243	$17	$18,631	$8,287	$(3)	$336	$27,268

Comprehensive income:
Net loss				(1,980)			(1,980)
Change in unrealized gain on securities available-for-sale, net of tax effects						88	88
Net unrealized loss on cash flow hedge, net of tax effects						(383)	(383)

Total comprehensive loss							(2,275)

Purchase of treasury stock	(1,817)				(20)		(20)

Issuance of treasury stock	1,050			(1)	11		10

Common stock issued	911	1					1

Share-based compensation expense			47				47

Balance at June 30, 2010	1,749,387	$18	$18,678	$6,306	$(12)	$41	$25,031

Balance at January 1, 2011	5,888,809	$59	$55,307	$(3,157)	$--	$(350)	$51,859

Comprehensive income:
Net income				1,487			1,487
Change in unrealized gain on securities available-for-sale, net of tax effects						1,250	1,250
Net unrealized loss on cash flow hedge, net of tax effects						(72)	(72)

Total comprehensive income							2,665

Common stock issued	1,013	0					0

Share-based compensation expense			51				51

Balance at June 30, 2011	5,889,822	$59	$55,358	$(1,670)	$--	$828	$54,575

See accompanying notes to unaudited consolidated financial statements.

5.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$1,487	$(1,980)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	319	211
Net amortization of deferred loan fees	(76)	(58)
Provision for loan losses	3,038	4,295
Net amortization (accretion) of securities	387	(174)
Net realized gain on sale of securities	(57)	--
Net accretion of purchase accounting adjustments	(1,526)	--
Net (gain) loss on sale of real estate owned	(8)	41
Loss on write-down of real estate owned	370	486
Earnings on Bank-owned life insurance	(97)	(129)
Loss on disposal of premises and equipment	26	3
Share-based compensation	51	58
Deferred income tax benefit	(1,689)	(537)
Net change in accrued interest receivable and other assets	903	(134)
Net change in accrued expenses and other liabilities	(276)	(780)

Net cash from operating activities	2,852	1,302

Cash flows from investing activities
Purchases of securities available-for-sale	(9,690)	(7,239)
Proceeds from sale of securities available-for-sale	4,599	--
Proceeds from maturities, calls and paydown of securities available-for-sale	5,326	4,277
Proceeds from bulk loan sale	13,910	--
Loan (originations) payments, net	23,409	3,389
Proceeds from sale of real estate owned	2,638	17
Net change in Federal Home Loan Bank stock	668	--
Additions to premises and equipment, net	(136)	(78)

Net cash from investing activities	40,724	366

Cash flows from financing activities
Net change in deposits	(40,760)	21,063
Net change in Fed funds purchased	--	(227)
Proceeds from related party transactions	1,200	--
Repayment of fixed rate FHLB advances	--	(5,000)
Purchase of treasury stock	--	(20)

Net cash (used for) from financing activities	(39,560)	15,816

Net change in cash and cash equivalents	4,016	17,484
Cash and cash equivalents at beginning of period	20,297	5,647

Cash and cash equivalents at end of period	$24,313	$23,131

See accompanying notes to unaudited consolidated financial statements.

6.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$4,238	$4,456
Income taxes	610	--

Supplemental schedule of noncash investing activities
Acquisition of real estate owned	$440	$2,622

Supplemental schedule of noncash financing activities
Loan participation on agreements classified as secured borrowings	$693	$--

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

The consolidated financial information included herein as of and for the periods ended June 30, 2011 and 2010 is unaudited. Accordingly, it does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2010 consolidated balance sheet was derived from the Company’s December 31, 2010 audited consolidated financial statements.

8.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Cont.)

(Dollar amounts in thousands except per share data)

Adoption of New Accounting Standards

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

In May 2011, the FASB completed their amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs and issued a final standard. Many of the changes in the U.S. final standard represent clarifications to existing guidance. However, certain of the amendments could result in significant changes in practice. Such amendments include how and when the valuation premise of highest and best use applies, the application of premiums and discounts, as well as new required disclosures. The provisions of these amendments are effective for financial statements issued for interim and annual periods beginning after December 15, 2011. The Company has not determined the impact, if any, upon the adoption of the standard.

In June 2011, the FASB issued a final standard requiring entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. The option to present items of other comprehensive income in the statement of changes in shareholders’ equity is eliminated. The provisions of this new standard are effective for financial statements issued for interim and annual periods beginning after December 15, 2011 with early adoption permitted and full retrospective application required. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

9.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 2 - INVESTMENT SECURITIES

(Dollar amounts in thousands except per share data)

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)
June 30, 2011
Available-for-sale
U.S. government-sponsored entities and agencies	$--	$--	$--	$--
State and political subdivisions	17,363	641	(41)	17,963
Mortgage-backed securities – residential	35,003	977	--	35,980
Collateralized mortgage obligations – residential	9,560	293	--	9,853

Total available-for-sale securities	$61,926	$1,911	$(41)	$63,796

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)
December 31, 2010
Available-for-sale
U.S. government-sponsored entities and agencies	$--	$--	$--	$--
State and political subdivisions	23,584	208	(458)	23,334
Mortgage-backed securities – residential	33,545	355	(302)	33,598
Collateralized mortgage obligations – residential	5,363	61	--	5,424

Total available-for-sale securities	$62,492	$624	$(760)	$62,356

The proceeds from sales of available-for-sale securities and the associated gains and losses are listed below:

	June 30, 2011	December 31, 2010
Gross gains	$86	$--
Gross losses	(29)	--

Net gain	$57	$--

Proceeds	$4,599	$--

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

	Amortized	Amortized
	June 30, 2011
	Amortized Cost	Fair Value
Maturity
Available-for-sale
Within one year	$--	$--
One to five years	205	218
Five to ten years	4,050	4,139
Beyond ten years	13,108	13,606
Mortgage-backed securities	35,003	35,980
Collateralized mortgage obligations	9,560	9,853

Total	$61,926	$63,796

The following table summarizes the investment securities with unrealized losses at June 30, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
June 30, 2011

Available-for-sale
U.S. government-sponsored entities and agencies	$--	$--	$--	$--	$--	$--
State and political subdivisions	1,412	(41)	--	--	1,412	(41)
Mortgage-backed securities – residential	--	--	--	--	--	--
Collateralized mortgage obligations – residential	--	--	--	--	--	--

Total available-for-sale securities	$1,412	$(41)	$--	$--	$1,412	$(41)

11.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 2 - INVESTMENT SECURITIES (Cont.)

(Dollar amounts in thousands except per share data)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2010
Available-for-sale
U.S. government-sponsored entities and agencies	$--	$--	$--	$--	$--	$--
State and political subdivisions	14,225	(458)	--	--	14,225	(458)
Mortgage-backed securities – residential	22,793	(302)	--	--	22,793	(302)
Collateralized mortgage obligations – residential	--	--	--	--	--	--

Total available-for-sale securities	$37,018	$(760)	$--	$--	$37,018	$(760)

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

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 2 - INVESTMENT SECURITIES (Cont.)

(Dollar amounts in thousands except per share data)

As of June 30, 2011, the Company’s security portfolio consisted of $63,796 of available-for-sale securities, of which $1,412 was in an unrealized loss position. The unrealized losses are related to the Company’s U.S. State and Political Securities as discussed below:

State and Political Securities

All of the State and Political Securities (“Municipal Bonds”) held by the Company were issued by a city or other local government. The Municipal Bonds are general obligations of the issuer and are secured by specified revenues. The decline in fair value at June 30, 2011 was primarily attributable to changes in interest rates rather than the ability or willingness of the municipality to repay.

For the six-month period ended June 30, 2011, there were no credit losses recognized in earnings.

13.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands except per share data)

Loans at June 30, 2011 and December 31, 2010, excluding loans classified as held-for-sale, were as follows:

	2011	2010
Commercial	$34,696	$35,976
Real estate:
Residential	123,078	136,771
Commercial	271,330	282,468
Construction and land	51,708	52,808
Consumer	4,922	5,110

Subtotal	485,734	513,133
Less: Net deferred loan fees	(292)	(368)
Allowance for loan losses	(11,993)	(13,069)

Loans, net	$473,449	$499,696

Loans acquired as a result of the merger with Atlantic BancGroup, Inc. (“ABI”) in November 2010 were recorded at fair value on the date of acquisition. The amounts reported in the table above are net of the fair value adjustments. The table below reflects the contractual amount less the discount to principal balances remaining from these fair value adjustments by class of loan as of June 30, 2011. The discount will be accreted into interest income as deemed appropriate over the remaining term of the related loans:

	Gross Contractual Amount Receivable	Carrying Discount	Balance
Commercial	$8,754	$634	$8,120
Real estate:
Residential	48,595	5,247	43,348
Commercial	71,159	7,030	64,129
Construction and land	26,653	4,320	22,333
Consumer	2,456	153	2,303

Total	$157,617	$17,384	$140,233

As of June 30, 2011, there were no loans classified as held-for-sale. As of December 31, 2010, loans classified as held-for-sale were $13,910 and were sold on February 11, 2011 through a bulk loan sale. There was no gain or loss recorded for the six-month period ended June 30, 2011 as a result of the bulk loan sale. The composition of the loans sold were as follows:

Commercial loans	$20
Real estate mortgage loans:
Residential	1,401
Commercial	11,649
Construction and land	840
Consumer loans	--

$13,910

14.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

Activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2011 was as follows:

	Three Months	Six Months
	Ended	Ended
Allowance at beginning of period	$11,331	$13,069
Charge-offs:
Commercial loans	99	81
Real estate loans	309	4,089
Consumer and other loans	198	210

Total Charge-offs	606	4,380

Recoveries:
Commercial loans	12	13
Real estate loans	145	250
Consumer and other loans	2	3

Total Recoveries	159	266

Net charge-offs	447	4,114

Provision for loan losses charged to operating expenses:
Commercial loans	164	91
Real estate loans	782	2,685
Consumer and other loans	163	262

Total provision	1,109	3,038

Allowance at end of period	$11,993	$11,993

Activity in the allowance for loan losses for the three and six months ended June 30, 2010 was as follows:

	Three Months	Six Months
	Ended	Ended
Beginning balance	$7,618	$6,854
Provision for loan losses	1,920	4,295
Loans charged off	(1,332)	(2,962)
Recoveries	42	61

Ending balance	$8,248	$8,248

15.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

Real Estate Mortgage Loans

Real estate mortgage loans are typically segmented into three classes: Commercial real estate, Residential real estate and Construction and Land real estate. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by Bancorp’s board of directors (the “Board”). Such standards include, among other factors, loan to value limits, cash flow coverage and general creditworthiness of the obligors. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Board, including repayment capacity and source, value of the underlying property, credit history and stability. Construction loans to borrowers are to finance the construction of owner occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Bank carefully monitors these loans with on-site inspections and requires the receipt of lien waivers prior to advancing funds. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Bank considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information. The Bank also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Bank carefully analyzes the intended use of the property and the viability thereof.

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

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, excluding loans classified as held-for-sale, and based on impairment method as of June 30, 2011 and December 31, 2010:

		June 30, 2011

	Commercial	Real Estate	Consumer and Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$--	$5,221	$--	$5,221
Collectively evaluated for impairment	503	6,160	109	6,772
Loans acquired with deteriorated credit quality	--	--	--	--
Loans acquired without deteriorated credit quality	--	--	--	--

Total ending allowance balance	$503	$11,381	$109	$11,993

Loans:
Loans individually evaluated for impairment	$--	$40,087	$2	$40,089
Loans collectively evaluated for impairment	26,575	276,221	2,616	305,412
Loans acquired with deteriorated credit quality	756	46,321	55	47,132
Loans acquired without deteriorated credit quality	7,365	83,487	2,249	93,101

Total ending loans balance	$34,696	$446,116	$4,922	$485,734

		December 31, 2010
	Commercial	Real Estate	Consumer and Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$--	$6,384	$2	$6,386
Collectively evaluated for impairment	570	6,061	52	6,683
Loans acquired with deteriorated credit quality	--	--	--	--
Loans acquired without deteriorated credit quality	--	--	--	--

Total ending allowance balance	$570	$12,445	$54	$13,069

Loans:
Loans individually evaluated for impairment	$--	$46,472	$2	$46,474
Loans collectively evaluated for impairment	25,699	287,711	2,546	315,956
Loans acquired with deteriorated credit quality	1,199	50,893	39	52,131
Loans acquired without deteriorated credit quality	9,078	86,971	2,523	98,572

Total ending loans balance	$35,976	$472,047	$5,110	$513,133

17.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The following tables present loans individually evaluated for impairment, excluding loans classified as held-for-sale, by class of loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate – residential	$11,297	$10,753	$--
Real estate – commercial	5,587	5,322	--
Real estate – construction and land	1,439	1,078	--
Consumer and other	2	2	--

With an allowance recorded:
Real estate – residential	695	516	59
Real estate – commercial	10,869	10,796	2,356
Real estate – construction and land	11,622	11,622	2,806
Consumer and other	--	--	--

Total	$41,511	$40,089	$5,221

	December 31, 2010

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate – residential	$10,635	$10,635	$--
Real estate – commercial	5,225	5,212	--
Real estate – construction and land	890	890	--
With an allowance recorded:
Real estate – residential	5,409	5,359	1,135
Real estate – commercial	12,318	12,279	2,527
Real estate – construction and land	12,097	12,097	2,722
Consumer and other	8	2	2

Total	$46,582	$46,474	$6,386

18.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual, excluding loans classified as held-for-sale, by class of loans as of:

	June 30, 2011

	Nonaccrual	Loans Past Due Over 90 Days Still on Accrual
Commercial	$76	$--
Real estate mortgage loans:
Commercial	15,180	--
Residential	11,585	--
Construction and land	12,661	--
Consumer	40	--

Total	$39,542	$--

	December 31, 2010

	Nonaccrual	Loans Past Due Over 90 Days Still on Accrual

Commercial	$371	$--
Real estate mortgage loans:
Commercial	9,843	--
Residential	14,215	--
Construction and land	10,582	--
Consumer	$6	$--

Total	$35,017	$--

Included in the nonaccrual and loans past due over 90 days still on accrual tables above are loans acquired in the merger with ABI. As of June 30, 2011 and December 31, 2010, the amounts totaled $9,787 and $5,540, respectively.

19.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The following tables present the aging of the recorded investment in past due loans, excluding loans classified as held-for-sale, by class of loans, as of:

			June 30, 2011

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Commercial	$7	$8	$44	$59	$34,636	$34,695
Real estate:
Residential	1,007	1,311	12,309	14,627	108,451	123,078
Commercial	1,680	3,034	11,015	15,729	255,601	271,330
Construction and land	4,357	2,544	12,661	19,562	32,147	51,709
Consumer	29	87	34	150	4,772	4,922

Total	$7,080	$6,984	$36,063	$50,127	$435,607	$485,734

			December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Commercial	$140	$36	$42	$218	$35,758	$35,976
Real estate:
Residential	4,580	846	13,126	18,552	118,219	136,771
Commercial	655	4,087	5,871	10,613	271,855	282,468
Construction and land	295	1,659	8,877	10,831	41,977	52,808
Consumer	201	28	5	234	4,876	5,110

Total	$5,871	$6,656	$27,921	$40,448	$472,685	$513,133

Included in the past due loan tables above are loans acquired in the merger with ABI. As of June 30, 2011 and December 31, 2010, the amounts are as follows:

	June 30, 2011	December 31, 2010
30-59 Days Past Due	$2,630	$1,927
60-89 Days Past Due	6,010	2,113
Greater than 90 Days Past Due	9,254	2,495

Total	$17,894	$6,535

Troubled Debt Restructurings

As of June 30, 2011, $6,486 of net loans were considered troubled debt restructurings. The Company has allocated $194 and $374 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011 and December 31, 2010, respectively. The Company has not committed to lend additional amounts as of June 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding loans classified as held-for-sale, is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$28,994	$2,139	$3,563	$--	$34,696
Real estate:
Residential	92,931	12,291	17,857	--	123,079
Commercial	198,136	41,822	31,372	--	271,330
Construction and land	22,637	6,067	23,004	--	51,708
Consumer	4,561	326	34	--	4,921

Total	$347,259	$62,645	$75,830	$--	$485,734

21.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

As of December 31, 2010, the risk category of loans by class of loans, excluding loans classified as held-for-sale, is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$29,903	$4,950	$918	$ 205	$35,976
Real estate:
Residential	96,836	21,375	18,440	120	136,771
Commercial	205,447	53,129	23,892	--	282,468
Construction and land	20,301	11,179	21,328	--	52,808
Consumer	4,946	83	81	--	5,110

Total	$357,433	$90,716	$64,659	$ 325	$513,133

Included in the risk category of loans by class of loans tables above are loans acquired in the merger with ABI. As of June 30, 2011 and December 31, 2010, the amounts are as follows:

	June 30, 2011	December 31, 2010
Special Mention	$15,175	$35,550
Substandard	26,835	14,324
Doubtful	--	325

Total	$42,010	$50,199

22.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

Purchased loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amounts of these loans, excluding loans classified as held-for-sale, are as follows as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Commercial	$756	$1,199
Real estate mortgage loans:
Residential	13,243	13,348
Commercial	17,889	21,321
Construction and land	15,189	16,224
Consumer	55	39

Carrying amount	$47,132	$52,131

The amounts reported in the table above are net of the fair value adjustments recorded on the date of acquisition. The amount of discount to principal balances remaining from these fair value adjustments was $11,330 as of June 30, 2011. This discount will be accreted into interest income over the remaining term of the related loans.

Accretable yield, or income expected to be collected, is as follows:

Balance at December 31, 2010	$33,910

New loans purchased, including loans classified as held-for-sale	--
Accretion of income	(2,069)
Reclassifications from nonaccretable difference	--
Disposals	--

Balance at June 30, 2011	$31,841

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during 2011. Additionally, no allowance for loan losses was reversed during 2011.

Income is not recognized on certain purchased loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans were $9,451 at June 30, 2011 and are included in our nonaccrual loan balance as of June 30, 2011.

23.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 4 – GOODWILL

(Dollar amounts in thousands except share data)

A rollforward of goodwill as of June 30, 2011 and December 31, 2010 is as follows:

	June 30, 2011	December 31, 2010
Beginning of period	$12,498	$--
Additions: Goodwill related to acquisition of ABI	1,712	12,498
Impairment	--	--

End of period	$14,210	$12,498

The additions to goodwill during the six-month period ended June 30, 2011 are the result of additional purchase accounting adjustments made specifically to other real estate owned and loans acquired from ABI as new information was obtained.

24.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 5 – SHORT-TERM BORROWING AND FEDERAL HOME LOAN BANK ADVANCES

(Dollar amounts in thousands except share data)

At June 30, 2011 and December 31, 2010, advances from the Federal Home Loan Bank (FHLB) were as follows:

	2011	2010

Convertible advances maturing June 8, 2012 with a quarterly call option beginning September 10, 2007 at a fixed rate of 4.68%	5,000	5,000

Advances maturing January 9, 2012 at a fixed rate of 2.30%	8,057	8,124

Advances maturing May 29, 2012 at a fixed rate of 2.11%	5,000	5,000
	$18,057	$18,124

Each advance is payable at its maturity date, with a prepayment penalty for early termination. The advances are collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans. Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $45,105 at June 30, 2011.

The Company has a “Borrower in Custody” line of credit with the Federal Reserve by pledging collateral. The amount of this line at June 30, 2011 was $30,976, all of which was available on that date.

Also included in FHLB Advances and other borrowings on the Company’s consolidated balance sheet at June 30, 2011 was $693 that relates to certain loan participation agreements that are classified as secured borrowings as they do not qualify for sale accounting treatment. A corresponding amount is recorded as an asset within Loans on the Company’s Consolidated Balance Sheets.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENT

(Dollar amounts in thousands except share data)

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure. Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company has agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating rate contract (90-day LIBOR plus 375 basis points). This derivative instrument is recognized on the balance sheet in other liabilities at its fair value of $541 on June 30, 2011.

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

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 7 – CAPITAL ADEQUACY

(Dollar amounts in thousands except share data)

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios for the Company at June 30, 2011 and December 31, 2010. Management and the Board have committed to maintain Total Risk-Based Capital at 10% and Tier 1 Capital to Average Assets at 8% at the Bank.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total capital to risk weighted assets
Consolidated	$ 53,334	10.84%	$ 39,374	8.00%	N/A	N/A
Bank	54,058	11.00%	39,321	8.00%	$ 49,151	10.00%

Tier 1 (Core) capital to risk weighted assets
Consolidated	44,295	9.00%	19,687	4.00%	N/A	N/A
Bank	47,842	9.73%	19,660	4.00%	29,491	6.00%

Tier 1 (Core) capital to average assets
Consolidated	44,295	7.50%	23,630	4.00%	N/A	N/A
Bank	47,842	8.09%	23,668	4.00%	29,585	5.00%

December 31, 2010
Total capital to risk weighted assets
Consolidated	$ 55,232	10.40%	$ 42,498	8.00%	N/A	N/A
Bank	55,083	10.39%	42,402	8.00%	$ 53,003	10.00%

Tier 1 (Core) capital to risk weighted assets
Consolidated	48,512	9.13%	21,249	4.00%	N/A	N/A
Bank	48,378	9.13%	21,201	4.00%	31,802	6.00%

Tier 1 (Core) capital to average assets
Consolidated	48,512	9.09%	21,347	4.00%	N/A	N/A
Bank	48,378	8.97%	21,576	4.00%	26,970	5.00%

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
Assets:
(Dollars in thousands)
June 30, 2011
Available-for-sale
U.S. government-sponsored entities and agencies	$--	--	$ --	--
State and political subdivisions	17,963	--	17,963	--
Mortgage-backed securities - residential	35,980	--	35,980	--
Collateralized mortgage obligations - residential	9,853	--	9,853	--
Liabilities:
Derivative liability	541	--	541	--

(Dollars in thousands)
December 31, 2010
Available-for-sale
U.S. government-sponsored entities and agencies	--	--	--	--
State and political subdivisions	$23,334	--	23,334	--
Mortgage-backed securities - residential	33,598	--	33,598	--
Collateralized mortgage obligations - residential	5,424	--	5,424	--
Liabilities:
Derivative liability	425		425

There were no significant transfers between Level 1 and Level 2 during 2011.

28.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 8 – FAIR VALUE (Cont.)

(Dollar amounts in thousands except share data)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2011
Impaired loans:
Real estate mortgage loans:
Residential	$456	--	--	$456
Commercial	7,646	--	--	7,646
Construction and land	4,714	--	--	4,714

Other real estate owned:
Real estate mortgage loans:
Residential	309	--	--	309
Commercial	977	--	--	977
Construction and land	1,886	--	--	1,886

Loans held-for-sale	$--	--	--	--

December 31, 2010
Impaired loans:
Real estate mortgage loans:
Residential	$2,811	--	--	$2,811
Commercial	5,116	--	--	5,116
Construction and land	8,301	--	--	8,301

Other real estate owned:
Real estate mortgage loans:
Residential	1,301	--	$648	653
Commercial	1,077	--	--	1,077
Construction and land	3,355	--	--	3,355

Loans held-for-sale	$13,910	--	$13,910	--

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $17,843 with a valuation allowance of $5,027 at June 30, 2011 compared to a carrying amount of $22,239 with a valuation allowance of $6,011 at December 31, 2010.

Other real estate owned, which is measured using the collateral values less costs to sell or outstanding commitments from third party investors, had a net carrying amount of $3,172, made up of the outstanding balance of $3,930, net of a valuation allowance of $758, resulting in a write-down of $196 for the period ending June 30, 2011. At December 31, 2010, other real estate owned had a net carrying amount of $5,733, made up of the outstanding balance of $7,834, net of a valuation allowance of $1,870, resulting in a write-down of $1,840 for the year ended December 31, 2010.

29.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 8 – FAIR VALUE (Cont.)

(Dollar amounts in thousands except share data)

The carrying amount and estimated fair values of financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$ 24,313	$ 24,313	$ 20,297	$ 20,297
Securities available-for-sale	63,796	63,796	62,356	62,356
Loans held-for-sale	--	--	13,910	13,910
Loans, net	473,449	482,529	499,696	511,300
Federal Home Loan Bank stock	3,060	n/a	3,728	n/a
Non-marketable equity security	178	n/a	178	n/a
Accrued interest receivable	2,795	2,795	3,170	3,170

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities
Deposits	$ 521,233	$ 512,789	$ 562,187	$ 551,061
Other borrowings	20,750	21,109	18,924	19,546
Subordinated debentures	15,994	6,928	15,962	6,839
Accrued interest payable	274	274	599	599
Interest rate swap	541	541	425	425

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

30.

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

Business Strategy

Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. We also invest in securities backed by the United States government, and agencies thereof, as well as municipal tax-exempt bonds. Our profitability depends primarily on our net interest income, which is the difference between the income we receive from our loan and securities investment portfolios and costs incurred on our deposits, the Federal Home Loan Bank (“FHLB”) advances, Federal Reserve borrowings and other sources of funding. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income is generated as the relative amounts of interest-earning assets grow in relation to the relative amounts of interest-bearing liabilities. In addition, the level of noninterest income earned and noninterest expenses incurred also affects profitability. Included in noninterest income are service charges earned on deposit accounts and increases in cash surrender value of Bank Owned Life Insurance (“BOLI”). Included in noninterest expense are costs incurred for salaries and employee benefits, occupancy and equipment expenses, data processing expenses, marketing and advertising expenses, federal deposit insurance premiums, legal and professional fees, and OREO expenses.

31.

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on interest-earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses; and maintaining strong asset quality. Our current strategy is to grow organically and through acquisition if price, culture and market fit within our strategies. We have initiated programs to expand our scope of services and achieve these goals. This was demonstrated through our acquisition of Atlantic BancGroup, Inc. (“ABI”) and its wholly owned subsidiary, Oceanside Bank, in November 2010. The Bank has adopted a philosophy of seeking out and retaining the best available personnel for positions of responsibility which we believe will provide us with a competitive edge in the local banking industry.

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

On November 16, 2010, Bancorp acquired ABI pursuant to an agreement and plan of merger that provided for the merger of ABI with and into Bancorp. The merger agreement also included the consolidation of ABI’s wholly owned subsidiary, Oceanside Bank, into the Bank. Under the terms of the merger agreement, ABI shareholders received 0.2 shares of Bancorp common stock and $0.67 in cash for each share of ABI common stock. A total of 249,483 shares were issued to ABI shareholders. The ABI merger increased our branch locations from five full-service branches to eight full-service branches as well as expanded our geographic footprint in the Jacksonville beach market. In addition, we acquired approximately $158.0 million in net loans, $62.8 million in cash and cash equivalents and securities, $231.3 million in deposits and $9.5 million in borrowings in the ABI merger. We initially recorded $12.5 million in goodwill and $2.5 million in core deposit intangibles as a result of the ABI merger.

As a result of the acquisition of ABI, the Bank had eight full-service branches during the first half of 2011 versus five full-service branches during the first half of 2010.

On February 11, 2011, as a result of the Company’s strategy to strengthen its balance sheet by lowering the amount of substandard assets, the Bank sold 40 substandard loans for $13.9 million through a bulk loan sale. These loans were classified as held-for-sale on the Company’s consolidated balance sheet as of December 31, 2010 and through the date of the sale at their fair value.

On June 23, 2011, Gilbert J. Pomar, III delivered to Bancorp a Notice of Termination under his employment agreement with the Bank dated May 13, 2009. Accordingly, Mr. Pomar no longer serves as the Bank’s President and Chief Executive Officer or as President of the Company effective as of June 23, 2011. Under the Company’s plan of succession, Price W. Schwenck, the Company’s Chief Executive Officer, assumed the position of President and Chief Executive Officer of the Bank and the Company.

Introduction

On the following pages, management presents an analysis of the financial condition of the Company as of June 30, 2011 compared to December 31, 2010, and the results of operations for the three and six months ended June 30, 2011 compared with the same period in 2010. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

32.

Comparison of Financial Condition at June 30, 2011 and December 31, 2010

Total assets decreased $36.5 million, or 5.6%, from $651.8 million at December 31, 2010 to $615.3 million at June 30, 2011. As the primary driver of the decrease in assets, the Company experienced a significant net loan decrease, including loans classified as held-for-sale, of $40.2 million, or 7.8% during the six months ended June 30, 2011. This decrease includes loans classified as held-for-sale at December 31, 2010 of $13.9 million that were sold during the first quarter of 2011. The remaining loan decreases are driven by commercial real estate, which decreased by $11.1 million, or 3.9%, residential real estate decreased by $13.7 million, or 10.0%, construction and land real estate decreased by $1.1 million, or 2.1%, commercial loans decreased by $1.3 million, or 3.6%, and consumer loans decreased by $188,000, or 3.7%, offset by a decrease in the allowance for loan losses of $1.1 million from December 31, 2010 to June 30, 2011.

Total cash and cash equivalents increased by $4.0 million, or 19.7%, from $20.3 million at December 31, 2010 to $24.3 million at June 30, 2011. Investment securities available-for-sale increased $1.4 million to $63.8 million at June 30, 2011. During the six months ended June 30, 2011, we purchased $9.5 million GNMA securities. In addition, we received $5.3 million in proceeds from maturities, calls and principal repayments and $4.6 million in proceeds from the sale of state and political securities.

Total deposits decreased $41.0 million, or 7.3%, from $562.2 million at December 31, 2010 to $521.2 million at June 30, 2011. During the six months ended June 30, 2011, noninterest bearing deposits increased $10.0 million, or 13.8%, from $72.4 million at December 31, 2010 to $82.4 million at June 30, 2011, money market, NOW and savings deposits decreased $7.8 million, or 4.0%, from $211.1 million at December 31, 2010 to $203.3 million at June 30, 2011 and time deposits decreased $43.1 million, or 15.5%, from $278.7 million at December 31, 2010 to $235.6 million at June 30, 2011. The decrease in time deposits was driven primarily by a reduction in national and brokered CD’s of $23.4 million and a decrease in local CD’s of $19.5 million. It is the Company’s current strategy to maintain our brokered CD’s at their current level and allow our more expensive national CD’s to run-off or reprice at our current local rates as they mature.

Federal Home Loan Bank advances remained materially unchanged at June 30, 2011 from December 31, 2010. Loans from related parties increased $1.2 million from $800,000 at December 31, 2010 to $2.0 million during the six months ended June 30, 2011.

Total shareholders’ equity increased by $2.7 million from $51.9 million at December 31, 2010 to $54.6 million at June 30, 2011. The increase is mainly attributable to net income of $1.5 million, and a net increase of $1.2 million for an unrealized gain on securities and our cash flow hedge for the six months ended June 30, 2011. At June 30, 2011, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 5,889,822 shares were issued and outstanding. In addition, the Company had 2,000,000 authorized shares of $.01 par value preferred stock, none of which were issued or outstanding at June 30, 2011.

Comparison of Operating Results for the Six Months Ended June 30, 2011 and 2010

Net Income

The Company had net income for the first six months of 2011 of $1.5 million, compared to a $2.0 million net loss in the first six months of 2010. On a diluted per share basis, net income was $0.25 for the six months ended June 30, 2011, compared to a net loss of $1.13 per diluted share in for the same period in 2010. The increase in net income for the first six months of 2011 was driven primarily by the acquisition of ABI that resulted in net accretion of purchase accounting adjustments. Net income also increased due to a decrease in the provision for loan losses, and a decrease in interest expense for deposits and FHLB advances.

33.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $12.2 million for the six months ended June 30, 2011, compared to $7.1 million for the same period in 2010. The average yield on interest-earning assets for the first six months of 2011 was 5.54%, which was an increase of 12 basis points, compared to the 5.42% yield earned during the first six months of 2010. This was driven by the average earning asset increase of $147.1 million and the yield on these assets. Interest income increased $4.3 million when compared to the first six months of the prior year. The increase in the average earning assets was due to the merger with ABI. Further, loans acquired in the merger with ABI had a yield that was higher than the contractual rate of interest as a result of purchase accounting adjustments. This resulted in additional interest income of approximately $1.6 million for the six months ended June 30, 2011.

The average loan balances increased $115.8 million for the six months ended June 30, 2011 compared to the same period in the prior year largely as a result of the merger with ABI in November 2010. The average yield on loans for the first six months of 2011 was 5.92%, which was an increase of 17 basis points, compared to the 5.75% yield earned during the first six months of 2010.

The average cost of interest-bearing liabilities decreased 84 basis points from 2.35% in the first six months of 2010 to 1.51% in the comparable period in 2011. The average cost of interest-bearing deposits and all interest-bearing liabilities reflect the ongoing reduction in interest rates paid on deposits as a result of the repricing of deposits in the current market environment such as national CD’s. As previously noted, it is the Company’s current strategy to allow our more expensive national CD’s to run-off or reprice at our current local rates as they mature.

The net interest margin increased by 92 basis points from 3.33% to 4.25% when comparing the first six months of 2011 to the same period last year. This increase is mainly the result of the decreased costs of our interest-bearing liabilities in the current low interest rate environment coupled with the additional interest income on the loans acquired from ABI as discussed above. The impact of the additional interest income from loans acquired from ABI adds approximately 56 basis points to the net interest margin for the six months ended June 30, 2011. The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and has taken action to reduce costs through reductions in the rates paid on its core deposits.

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and shareholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

34.

	Six Months Ended June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in thousands)
Interest-earning assets:
Loans (1)	$505,286	$14,846	5.92%	$389,508	$11,112	5.75%
Securities (2)	65,918	956	2.92	26,339	441	3.38
Other interest-earning assets (3)	5,430	43	1.60	13,731	(9)	(.13)

Total interest-earning assets	576,634	15,845	5.54	429,578	11,544	5.42

Noninterest-earning assets (4)	46,343			21,034

Total assets	$622,977			$450,612

Interest-bearing liabilities:
Savings deposits	$12,565	$55	.88	$10,562	$68	1.30
NOW deposits	18,551	14	.15	5,955	6	.20
Money market deposits	172,980	864	1.01	99,871	752	1.52
Time deposits	247,334	2,037	1.66	225,372	2,736	2.45
FHLB advances	21,961	202	1.85	24,372	497	4.11
Federal Reserve and other borrowings(8)	1,602	69	8.69	398	1	.51
Subordinated debt	15,976	443	5.59	14,550	382	5.29
Other interest-bearing liabilities (5)	1,286	--	--	25	--	--

Total interest-bearing liabilities	492,255	3,684	1.51	381,105	4,442	2.35

Noninterest-bearing liabilities	77,967			42,741
Shareholders’ equity	52,755			26,766

Total liabilities and shareholders’ equity	$622,977			$450,612

Net interest income		$12,161			$7,102

Interest rate spread (6)			4.03%			3.07%

Net interest margin (7)			4.25%			3.33%

(1)	Average loans include nonperforming loans and loans classified as held-for-sale. Interest on loans includes deferred loan fees.
(2)

Interest income and rates do not include the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax-exempt interest on tax-exempt investment securities to a fully taxable basis.

(3)	Includes federal funds sold.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes federal funds purchased.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.
(8)	Federal Reserve and other borrowings include loans from related parties that pay an annual rate of interest equal to 8% on a quarterly basis of the amount outstanding.

35.

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Six Months Ended June 30, 2011 Versus 2010 (1)
	Increase (decrease) due to changes in:
	Volume	Rate	Net Change
(Dollars in thousands)
Interest income:
Loans	$3,393	$341	$3,734
Securities	581	(66)	515
Other interest-earning assets	2	50	52

Total interest income	3,976	325	4,301

Interest expense:
Savings deposits	11	(24)	(13)
NOW deposits	10	(2)	8
Money market deposits	424	(312)	112
Time deposits	247	(946)	(699)
FHLB advances	(45)	(250)	(295)
Federal Reserve and other borrowings	11	57	68
Subordinated debt	39	22	61
Other interest-bearing liabilities	--	--	--

Total interest expense	697	(1,455)	(758)

Increase in net interest income	$3,279	$1,780	$5,059

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

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

36.

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

Asset Quality

The Company has identified certain assets as risk elements. These assets include nonperforming loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, troubled debt restructurings, and foreclosed real estate. Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due. These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company’s risk elements at June 30, 2011 and December 31, 2010, excluding loans classified as held-for-sale, were as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)

Nonperforming loans:
Commercial real estate	$15,180	$9,843
Residential real estate	11,585	14,215
Construction and land real estate	12,661	10,582
Commercial	76	371
Consumer loans and other	40	6
Loans past due over 90 days still on accrual	--	--

Total nonperforming loans (1)	39,542	35,017
Foreclosed assets, net	3,172	5,733

Total nonperforming assets	42,714	40,750
Troubled debt restructuring	6,486	7,497

Total nonperforming assets and troubled debt restructuring	$49,200	$48,247

Allowance for loan losses	$11,993	$13,069
Nonperforming loans and foreclosed assets as a percent of total assets (2)	6.94%	6.25%
Nonperforming loans as a percent of gross loans (2)	8.15%	6.83%
Allowance for loan losses as a percent of nonperforming loans (2)	30.33%	37.32%

37.

(1)

Total nonperforming loans at December 31, 2010 excludes $3.7 million of nonperforming loans that were classified as held-for-sale on the balance sheet. There were no loans classified as held-for-sale as of June 30, 2011.

(2)	Nonperforming loans and total loans exclude amounts classified as loans held-for-sale.

The Company has loan balances of $6.5 million for customers whose loans are classified as troubled debt restructuring and such loans are included in the impaired loan balances of $40.1 million at June 30, 2011. There are no additional funds committed to customers whose loans are classified as troubled debt restructuring. Most of these loans were modified to suspend principal payments for a period of time less than or equal to one year, and the interest rate was modified from a fixed rate to a floating rate tied to the Prime rate. Of the $5.2 million allowance for loan losses reserved for impaired loans, the Company has allocated $194,000 to customers whose loan terms have been modified as a troubled debt restructuring.

Nonperforming loans increased during the six-month period ended June 30, 2011 from $35.0 million at December 31, 2010 to $39.5 million at June 30, 2011. Nonperforming assets increased by $2.0 million from December 31, 2010 to June 30, 2011. The increase in nonperforming assets at June 30, 2011 was principally a result of an increase in nonaccrual commercial and construction and land real estate loans offset by a decrease in nonaccrual residential real estate and the sale of approximately $2.6 million of OREO properties during the six-month period ended June 30, 2011. General economic conditions and the real estate market continue to be challenging in the Bank’s geographic market.

Loans past due still accruing interest at June 30, 2011, are categorized as follows:

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing

Commercial	$7	$8	$--	$15
Real estate:
Residential	1,007	1,280	--	2,287
Commercial	1,680	1,889	--	3,569
Construction and land	4,357	2,544	--	6,901
Consumer	29	82	--	111

Total	$7,080	$5,803	$--	$12,883

The increase in total loans past due 30-89 days still accruing interest from $12.5 million at December 31, 2010 to $12.9 million at June 30, 2011 is being driven by loan absorption as a result of the merger with ABI as well as the continued softening of the economy.

The Bank has experienced an increase in adversely classified loans from $65.0 million at December 31, 2010 to $75.8 million at June 30, 2011. Of the $75.8 million at June 30, 2011, $26.8 million were adversely classified loans from the merger with ABI. The $26.8 million adversely classified ABI loans is net of a fair value adjustment of $8.7 million or 24.2% of the gross contractual amount receivable as of June 30, 2011. In addition, of the $75.8 million at June 30, 2011, $38.7 million was listed as impaired. All adversely classified loans are monitored closely and the majority of these loans are collateralized by real estate.

38.

Loans are impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms. At June 30, 2011, impaired loans decreased by $6.4 million to $40.1 million, compared to $46.5 million at December 31, 2010. Of the $40.1 million impaired loans at June 30, 2011, $29.9 million are nonperforming loans.

The Company critically evaluates all requests for additional funding on classified loans to determine whether the borrower has the capacity and willingness to repay. Any requests of this nature require concurrence by the Loan Committee of the Bank’s board of directors.

Allowance and Provision for Loan Losses

The allowance for loan losses decreased by $1.1 million during the first six months of 2011, amounting to $12.0 million at June 30, 2011, as compared to $13.1 million at December 31, 2010. The allowance represented approximately 2.47% of total loans at June 30, 2011 and 2.55% at December 31, 2010.

June 30, 2011
(Dollars in thousands)
Allowance at beginning of period	$13,069
Charge-offs:
Commercial loans	171
Real estate loans	3,999
Consumer and other loans	210

Total Charge-offs	4,380

Recoveries:
Commercial loans	13
Real estate loans	250
Consumer and other loans	3

Total Recoveries	266

Net charge-offs	4,114

Provision for loan losses charged to operating expenses:
Commercial loans	91
Real estate loans	2,685
Consumer and other loans	262

Total provision	3,038

Allowance at end of period	$11,993

During the first six months of 2010, the Company had charge-offs of $3.0 million, recoveries of $61,000 and recorded a $4.3 million provision for loan losses.

The smaller allowance for loan losses in 2011 was driven primarily by the decrease in the amount of allowance needed on loans individually evaluated for impairment as a portion of the amount reserved as of December 31, 2010 was charged off in the first six months of 2011. The increased level of charge-offs for the six months ending June 30, 2011 is due to the ongoing deterioration of collateral values as a result of the current economic environment and the Company’s strategy to strengthen its balance sheet by lowering the amount of substandard assets through such avenues as short sales.

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own experience as well as industry and economic trends. Impaired loans were $40.1 million as of June 30, 2011. As of the same date, $5.2 million was specifically allocated to the allowance for loan losses which is deemed appropriate to absorb probable losses.

39.

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

It is the Bank’s policy to obtain updated third party appraisals on all other real estate owned and real estate collateral on substandard loans on, at least, an annual basis. Value adjustments are often made to appraised values on properties wherein the existing appraisal is approximately one-year old at period end. Occasionally, at period end, an updated appraisal has been ordered, but not yet received, on a property wherein the existing appraisal is approaching one-year old. In this circumstance, an adjustment is typically made to the existing appraised value to reflect the Bank’s best estimate of the change in the value of the property, based on evidence of changes in real estate market values derived by the review of current appraisals received by the Bank on similar properties. In the current environment, virtually all such adjustments to value are downward due to the overall reduction in real estate values over the last two years in the Bank’s market area.

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

Based on the results of the analysis performed by management at June 30, 2011, the allowance for loan loss is considered to be adequate to absorb probable incurred credit losses in the portfolio as of that date. As more fully discussed in the “Critical Accounting Policies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

40.

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

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $800,000 for the six months ended June 30, 2011 compared to $534,000 for the same period in 2010. This increase is driven largely by the increased volume of noninterest income transactions as a result of the merger with ABI. In addition, there was a small gain on the sale of state and political securities in the first half of 2011.

Noninterest expense was $8.9 million for the six months ended June 30, 2011, compared to $6.5 million in the same period in 2010. The increase in noninterest expense is attributable to additional costs absorbed as a result of the merger with ABI as our branch locations increased from five as of June 30, 2010 to eight as of June 30, 2011.

The income tax benefit for the six months ended June 30, 2011 was $465,000, compared to an income tax benefit of $1.2 million for the six months ended June 30, 2010. The tax benefit for the six months ended June 30, 2011 is the result of benefits derived from tax-free municipal bonds and tax-free income earned on the bank-owned life insurance policies. In addition, as a result of the merger with ABI, there is a significant limitation on the amount of net operating losses and net unrealized built-in losses that can be utilized by the Company. As a result, the Company recorded a valuation allowance of $10.5 million at December 31, 2010. This was substantially related to assets acquired through the merger with ABI as they are not “more likely than not” to be realized due to Section 382 of the Internal Revenue Code. During the six-month period ending June 30, 2011, a portion of the deferred tax assets attributable to ABI has been reduced and a corresponding adjustment to the valuation allowance was recorded.

Comparison of Operating Results for the Three Months Ended June 30, 2011 and 2010

Net income for the second quarter of 2011 was $1.0 million, or $.18 per diluted share, as compared to a net loss of $992,000, or $.57 per diluted share, for the same quarter last year. The increase in net income for the second quarter of 2011 as compared to the same period in 2010 was driven primarily by the acquisition of ABI that resulted in net accretion of purchase accounting adjustments. Net income also increased due to a decrease in the provision for loan losses of $1.9 million for the quarter ended June 30, 2010 to $1.1 million for the quarter ended June 30, 2011 as well as a decrease in interest expense for deposits and FHLB advances.

Net interest income was $6.3 million for the second quarter of 2011, compared to $3.5 million for the same period in 2010. Interest income for the quarter increased $2.4 million when compared to the same period in the prior year as a result of an increase in average earning assets of $133.8 million and the yield on these assets. The increase in the average earning assets was due to the merger with ABI. Further, loans acquired in the merger with ABI had a yield that was higher than the contractual rate of interest as a result of purchase accounting adjustments. This resulted in additional interest income of approximately $980,000 for the three months ended June 30, 2011. Interest expense declined by $402,000 as a result of the reduction in short-term rates and utilizing less expensive wholesale funding to support the Company’s earning asset growth.

The net interest margin improved 118 basis points to 4.45% for the quarter, compared to 3.27% for the comparable period in 2010. This increase is mainly the result of the decreased costs of our interest-bearing liabilities in the current low interest rate environment coupled with the additional interest income on the loans acquired from ABI as discussed above. The impact of the additional interest income adds approximately 69 basis points to the net interest margin for the three months ended June 30, 2011.

41.

Capital

The Company’s capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well-capitalized, adequately-capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 11.00%, 9.73% and 8.09%, respectively, at June 30, 2011. Bancorp also maintains capital levels that meet the same regulatory standards. If the capital ratios of Bancorp and the Bank were to fall below levels required under regulatory standards, it is their policy to increase capital in an amount sufficient to meet regulatory requirements within 30 days.

The Company has included in Tier 1 Capital and Total Capital a portion of the trust preferred securities that were issued in June 2004, December 2006 and June 2008 and acquired from ABI in November 2010.

Cash Flows and Liquidity

Cash Flows. The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances, Federal Reserve Bank borrowings and federal funds purchased. The Company uses cash from these and other sources to fund loan growth. Any remaining cash is used primarily to reduce borrowings and to purchase investment securities. During the first six months of 2011, the Company’s cash and cash equivalent position increased by $4.0 million. The primary driver of the net cash increase is due to $1.2 million in related party transactions as well as $2.7 million in net cash from operating activities.

Liquidity. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold. At June 30, 2011, the Company had $63.8 million in available-for-sale securities, $13.7 million of which was pledged to the Federal Reserve Bank for the Borrower in Custody Program.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market and brokered certificates of deposit. The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the FHLB, Federal Reserve Discount Window and other commercial banks. These lines, in the aggregate amount of approximately $122.5 million, do not represent legal commitments to extend credit.

On November 16, 2010, Bancorp closed on a $35.0 million financing through the sale of 3,888,889 shares of its common stock at $9.00 per share to accredited investors led by CapGen Capital Group IV LP. The amount of cash raised was directly tied to the amount of additional capital Bancorp needed in order to obtain regulatory approval to consummate the merger with ABI. Net proceeds from the sale after offering expenses were $34.7 million and were used to fund the merger and integration of ABI and Oceanside Bank into the Company.

42.

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

43.

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

44.

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

45.

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

Exhibit No. 3.2: Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (4)

Exhibit No. 10.3: Lease Agreement between The Jacksonville Bank and Baron San Pablo II, LLC dated April 12, 2011 (5)

Exhibit No. 31.1: Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 31.2: Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 32: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

Exhibit No. 101.INS: XBRL Instance Document* (6)

Exhibit No. 101.SCH: XBRL Schema Document* (6)

Exhibit No. 101.CAL: XBRL Calculation Linkbase Document* (6)

Exhibit No. 101.DEF: XBRL Definition Linkbase Document* (6)

Exhibit No. 101.LAB: XBRL Label Linkbase Document* (6)

Exhibit No. 101.PRE: XBRL Presentation Linkbase Document* (6)

*	Included herewith

(1)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed May 14, 2010, File No. 000-30248.
(2)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed September 20, 2010, File No. 000-30248.
(3)	Incorporated herein by reference to Exhibit No. 3.1 to Form 8-K filed November 17, 2010, File No. 000-30248.
(4)	Incorporated herein by reference to Exhibit No. 3.2 to Form 8-K filed November 17, 2010, File No. 000-30248.
(5)	Incorporated herein by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended March 31, 2011, filed May 16, 2011, File No. 000-30248.
(6)	These interactive data files will not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.

46.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Date: August 12, 2011	/s/ Price W. Schwenck
Price W. Schwenck
President and Chief Executive Officer

Date: August 12, 2011	/s/ Valerie A. Kendall
Valerie A. Kendall
Executive Vice President
and Chief Financial Officer

47.

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

Exhibit No. 3.2: Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (4)

Exhibit No. 10.3: Lease Agreement between The Jacksonville Bank and Baron San Pablo II, LLC dated April 12, 2011 (5)

Exhibit No. 31.1: Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 31.2: Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 32: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

Exhibit No. 101.INS: XBRL Instance Document* (6)

Exhibit No. 101.SCH: XBRL Schema Document* (6)

Exhibit No. 101.CAL: XBRL Calculation Linkbase Document* (6)

Exhibit No. 101.DEF: XBRL Definition Linkbase Document* (6)

Exhibit No. 101.LAB: XBRL Label Linkbase Document* (6)

Exhibit No. 101.PRE: XBRL Presentation Linkbase Document* (6)

*	Filed herewith

(1)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed May 14, 2010, File No. 000-30248.
(2)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed September 20, 2010, File No. 000-30248.
(3)	Incorporated herein by reference to Exhibit No. 3.1 to Form 8-K filed November 17, 2010, File No. 000-30248.
(4)	Incorporated herein by reference to Exhibit No. 3.2 to Form 8-K filed November 17, 2010, File No. 000-30248.
(5)	Incorporated herein by reference to Exhibit No. 10.3 to the Form 10-Q for the quarter ended March 31, 2011, filed May 16, 2011, File No. 000-30248.
(6)	These interactive data files will not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.

48.