Form 10-Q
period 2011-09-30
JACKSONVILLE BANCORP INC /FL/
filed 2011-11-14
CIK 1071264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2011

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

Yes        ☐         No        ☒

As of October 31, 2011, the latest practicable date, 5,889,822 of the Registrant’s common shares, $.01 par value, were issued and outstanding.

JACKSONVILLE BANCORP, INC.

2.

JACKSONVILLE BANCORP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Cash and due from financial institutions	$10,960	$13,728
Federal funds sold	12,012	6,569

Cash and cash equivalents	22,972	20,297
Securities available-for-sale	63,892	62,356
Loans held-for-sale	--	13,910
Loans, net of allowance for loan losses of $13,197 in 2011 and $13,069 in 2010	465,886	499,696
Premises and equipment, net	6,618	6,943
Bank-owned life insurance	9,477	9,307
Federal Home Loan Bank stock, at cost	2,732	3,728
Real estate owned, net	4,314	5,733
Deferred income taxes	9,126	7,108
Accrued interest receivable	2,677	3,170
Prepaid regulatory assessments	1,005	1,738
Goodwill	14,326	12,498
Other intangible assets, net	1,916	2,376
Other assets	3,003	2,973

Total assets	$607,944	$651,833

LIABILITIES
Deposits
Noninterest bearing	$81,907	$72,428
Money market, NOW and savings deposits	203,728	211,057
Time deposits	226,119	278,702

Total deposits	511,754	562,187
Loans from related parties	2,200	800
FHLB advances and other borrowings	18,722	18,124
Subordinated debentures	16,010	15,962
Accrued expenses and other liabilities	3,194	2,901

Total liabilities	551,880	599,974

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value; 2,000,000 shares authorized; none issued	--	--
Common stock, $.01 par value, 8,000,000 shares authorized, 5,889,822 and 5,888,809 shares issued and outstanding, respectively	59	59
Additional paid–in capital	55,365	55,307
Retained earnings (deficit)	(374)	(3,157)
Accumulated other comprehensive income (loss)	1,014	(350)

Total shareholders’ equity	56,064	51,859

Total liabilities and shareholders’ equity	$607,944	$651,833

See accompanying notes to unaudited consolidated financial statements.

3.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Interest and dividend income
Loans, including fees	$7,240	$5,442	$22,086	$16,554
Taxable securities	296	136	805	374
Tax-exempt securities	198	99	645	302
Federal funds sold and other	20	(11)	63	(20)

Total interest income	7,754	5,666	23,599	17,210

Interest expense
Deposits	1,392	1,554	4,362	5,116
Federal Reserve and other borrowings	42	--	111	1
FHLB advances	83	174	285	671
Subordinated debt	224	198	667	580

Total interest expense	1,741	1,926	5,425	6,368

Net interest income	6,013	3,740	18,174	10,842
Provision for loan losses	1,737	799	4,775	5,094

Net interest income after provision for loan losses	4,276	2,941	13,399	5,748

Noninterest income
Service charges on deposit accounts	218	150	669	413
Other income	158	149	507	420

Total noninterest income	376	299	1,176	833

Noninterest expense
Salaries and employee benefits	2,021	1,399	5,606	3,917
Occupancy and equipment	634	416	1,910	1,234
Regulatory assessment	149	232	785	743
Data processing	374	266	1,143	761
Merger related costs	1	760	131	1,113
Advertising and business development	104	102	311	320
Professional fees	315	178	665	508
Telephone expense	70	33	235	99
Other real estate owned expense	406	308	1,018	1,152
Other	500	171	1,672	547

Total noninterest expense	4,574	3,865	13,476	10,394

Income (loss) before income taxes	78	(625)	1,099	(3,813)
Income tax benefit	(1,219)	(276)	(1,684)	(1,484)

Net income (loss)	$1,297	$(349)	$2,783	$(2,329)

Weighted average:
Common shares	5,889,822	1,750,197	5,889,310	1,749,496
Dilutive stock options and warrants	731	--	860	--

Dilutive shares	5,890,553	1,750,197	5,890,170	1,749,496

Basic earnings (loss) per common share	$.22	$(.20)	$.47	$(1.33)

Diluted earnings (loss) per common share	$.22	$(.20)	$.47	$(1.33)

See accompanying notes to unaudited consolidated financial statements.

4.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Common Stock		Additional	Retained		Accumulated Other
	Outstanding		Paid-In	Earnings	Treasury Stock	Comprehensive
	Shares	Amount	Capital	(Deficit)	Amount	Income (Loss)	Total

Balance at January 1, 2010	1,749,243	$17	$18,631	$8,287	$(3)	$336	$27,268

Comprehensive income:
Net loss				(2,329)			(2,329)
Change in unrealized gain on securities available-for-sale, net of tax effects						193	193
Net unrealized loss on cash flow hedge, net of tax effects						(574)	(574)

Total comprehensive loss							(2,710)

Purchase of treasury stock	(1,817)				(20)		(20)

Issuance of treasury stock	2,100			(2)	23		21

Common stock issued	911	1					1

Share-based compensation expense			72				72

Balance at September 30, 2010	1,750,437	$18	$18,703	$5,956	$--	$(45)	$24,632

Balance at January 1, 2011	5,888,809	$59	$55,307	$(3,157)	$--	$(350)	$51,859

Comprehensive income:
Net income				2,783			2,783
Change in unrealized gain on securities available-for-sale, net of tax effects						1,800	1,800
Net unrealized loss on cash flow hedge, net of tax effects						(436)	(436)

Total comprehensive income							4,147

Common stock issued	1,013	0					0

Share-based compensation expense			58				58

Balance at September 30, 2011	5,889,822	$59	$55,365	$(374)	$--	$1,014	$56,064

See accompanying notes to unaudited consolidated financial statements.

5.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income (loss)	$2,783	$(2,329)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	476	310
Net amortization of deferred loan fees	(103)	(74)
Provision for loan losses	4,775	5,094
Net amortization (accretion) of securities	541	(164)
Net realized gain on sale of securities	(57)	--
Net accretion of purchase accounting adjustments	(2,370)	--
Net (gain) loss on sale of real estate owned	(7)	41
Loss on write-down of real estate owned	816	604
Earnings on Bank-owned life insurance	(170)	(194)
Loss on disposal of premises and equipment	27	16
Share-based compensation	58	94
Deferred income tax benefit	(2,838)	(943)
Net change in accrued interest receivable and other assets	1,179	285
Net change in accrued expenses and other liabilities	(390)	(269)

Net cash from operating activities	4,720	2,471

Cash flows from investing activities
Purchases of securities available-for-sale	(10,690)	(7,239)
Proceeds from sale of securities available-for-sale	4,599	--
Proceeds from maturities, calls and paydown	6,956	6,887
of securities available-for-sale
Proceeds from bulk loan sale	13,910	--
Loan (originations) payments, net	28,233	5,665
Proceeds from sale of real estate owned	2,944	17
Net change in Federal Home Loan Bank stock	997	218
Proceeds from disposal of premises and equipment	28	--
Additions to premises and equipment, net	(212)	(124)

Net cash from investing activities	46,765	5,424

Cash flows from financing activities
Net change in deposits	(50,210)	(9,199)
Net change in Fed funds purchased	--	419
Proceeds from related party transactions	1,400	--
Repayment of fixed rate FHLB advances	--	(10,000)
Net change in overnight FHLB advances	--	9,800
Purchase of treasury stock	--	(20)

Net cash used for financing activities	(48,810)	(9,000)

Net change in cash and cash equivalents	2,675	(1,105)
Cash and cash equivalents at beginning of period	20,297	5,647

Cash and cash equivalents at end of period	$22,972	$4,542

See accompanying notes to unaudited consolidated financial statements.

6.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$5,975	$6,445
Income taxes	1,000	--

Supplemental schedule of noncash investing activities
Acquisition of real estate owned	$2,377	$2,950

Supplemental schedule of noncash financing activities
Loan participation on agreements classified as secured borrowings	$693	$--

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

The accounting and reporting policies of the Company reflect banking industry practice and conform to U.S. generally accepted accounting principles (“U.S. GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts, and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates.

The consolidated financial information included herein as of and for the periods ended September 30, 2011 and 2010 is unaudited. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2010 consolidated balance sheet was derived from the Company’s December 31, 2010 audited consolidated financial statements.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and allowance for loan losses. Interest income is accrued on the unpaid principal balance of the loans. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on a loan in any of our portfolio segments is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All unsecured loans in our consumer and other portfolio segment are charged off once they reach 90 days delinquent. This is the only portfolio segment that the Company charges off loans solely based on the number of days of delinquency. For real

See accompanying notes to unaudited consolidated financial statements.

8.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Cont.)

estate mortgage, commercial loan and the secured consumer and other portfolio segments, the charge-off policy is that a loan is fully or partially charged off when, based on management’s assessment, it has been determined that it is highly probable that the Company would not collect all principal and interest payments according to the contractual terms of the loan agreement. This assessment is determined based on a detailed review of all substandard and doubtful loans each month. This review considers such criteria as the value of the underlying collateral, financial condition and reputation of the borrower and guarantors and the amount of the borrower’s equity in the loan. The Company’s charge-off policy has remained materially unchanged for all periods presented.

At times, the Company will charge off a portion of a nonperforming or impaired loan versus recording a specific reserve. The decision to charge off a portion of the loan is based on specific facts and circumstances unique to each loan. General criteria considered are: the probability that the Company will foreclose on the property, the value of the underlying collateral compared to the principal amount outstanding on the loan and the personal guarantees associated with the loan. For the period ended September 30, 2011, partial charge-offs were $1,168 on $2,657 of nonperforming loans and impaired loans. For the period ended December 31, 2010, partial charge-offs were $3,352 on $5,617 of nonperforming loans and $6,220 on $10,499 of impaired loans. Of these amounts charged–off for the period ending December 31, 2010, $3,319 of nonperforming loans and $6,215 of impaired loans were due to the bulk loan sale that occurred on February 8, 2011.

Partial charge-offs impact the Company’s credit loss metrics and trends, in particular a reduction in the coverage ratio, by decreasing substandard loan balances, decreasing capital and increasing the historical loss factor used in the calculation of the allowance for loan losses. However, the impact of the historical loss factor on the allowance for loan losses would be slightly offset by the fact that the charge-off reduces the overall loan balance.

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

Overdrawn customer checking accounts are reclassified as consumer loans and are evaluated on an individual basis for collectability. The balances, which totaled $12 and $68 at September 30, 2011 and December 31, 2010, respectively, are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful.

Certain Purchased Loans: As part of our merger with Atlantic BancGroup, Inc. (“ABI”), the Company purchased individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at fair value, such that there is no carryover of the seller’s allowance for loan losses. Fair values are preliminary and subject to refinement for up to one year after the closing date of the merger as new information relative to the closing date fair value becomes available. After acquisition, losses are recognized by an increase in the allowance for loan losses if the reason for the loss was due to events and circumstances that did not exist as of the acquisition date. If the reason for the loss was due to events and circumstances that existed as of the acquisition date due to new information obtained during the measurement period (i.e., 12 months from date of acquisition), that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration is recorded as additional carrying discount with a corresponding increase to goodwill.

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics, such as credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows

See accompanying notes to unaudited consolidated financial statements.

9.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Cont.)

in excess of amount paid are recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference).

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

The Company’s policy for assessing loans for impairment is the same for all classes of loans and is included in our allowance for loan losses policy. The Company classifies a loan as impaired when it is probable that the Company will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. An impairment analysis is performed utilizing the following general factors: substandard or doubtful loan, loan amount greater than $100,000 and the loan is 90 days past due or more. In addition, the Company also considers the following: financial condition of the borrower, the Company’s best estimate of the direction and magnitude of any future changes in the borrower’s financial condition, fair value of collateral if the loan is collateral dependent, loan’s observable market price, expected future cash flow and, if a purchased loan, the amount of the remaining unaccreted carrying discount. For loans acquired in the acquisition of ABI, if events occur within the measurement period (i.e., 12 months from date of acquisition) that cause a deterioration of the loan that is more than the deterioration estimated at acquisition, we evaluate whether the events and circumstances that existed as of the acquisition date are due to new information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of additional deterioration. If so, the additional deterioration is recorded as additional carrying discount with a corresponding increase in goodwill. If not, the additional deterioration is recorded as additional provision expense with a corresponding increase in the allowance for loan losses. After the measurement period, any additional impairment above the current carrying discount is recorded as additional provision expense with a corresponding increase in the allowance for loan losses.

See accompanying notes to unaudited consolidated financial statements.

10.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Cont.)

If a loan is impaired, a portion of the allowance for loan losses may be allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral. If an impaired loan is on nonaccrual, then recognition of interest income would follow our nonaccrual policy, which is to not accrue interest and account for any interest received on the cash-basis or cost recovery method until qualifying for return to accrual. If an impaired loan is not on nonaccrual, then recognition of interest income would accrue on the unpaid principal balance based on the contractual terms of the loan. All impaired loans are reviewed on a quarterly basis for changes in the measurement of impairment. For impaired loans measured using the present value of expected cash flows method, any change to the previously recognized impairment loss is recognized as a change in the allowance for loan loss account and recorded in the consolidated statement of operations as a component of the provision for loan losses.

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. Key factors that the Company considers at the time a loan is restructured to determine whether the loan should accrue interest include if the loan is less than 90 days past due and if the loan is in compliance with the modified terms of the loan. The Company determines that the loan has been restructured to be reasonably assured of repayment and of performance according to the modified terms by performing an analysis that documents exactly how the loan is expected to perform under the modified terms. Once loans become troubled debt restructurings, they remain troubled debt restructurings until they become collateral impaired, mature or are paid off in the normal course of business.

The general component covers all other loans not identified as impaired and is based on historical losses with consideration given to current factors. The historical loss component of the allowance is determined by losses recognized by each portfolio segment over the preceding five years with the most recent years carrying more weight. This is supplemented by the risks for each portfolio segment. In calculating the historical component of our allowance, we aggregate our loans into one of three portfolio segments: Real Estate Mortgage loans, Commercial loans, and Consumer and Other loans. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. Actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: the concentration of watch and substandard loans as a percentage of total loans, levels of loan concentration within a portfolio segment or division of a portfolio segment and broad economic conditions.

Adoption of New Accounting Standards: In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this standard did not have a material effect on our consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

11.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Cont.)

(Dollar amounts in thousands except per share data)

In May 2011, the FASB completed their amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards and issued a final standard. Many of the changes in the U.S. final standard represent clarifications to existing guidance. However, certain of the amendments could result in significant changes in practice. Such amendments include how and when the valuation premise of highest and best use applies, the application of premiums and discounts, as well as new required disclosures. The provisions of these amendments are effective for financial statements issued for interim and annual periods beginning after December 15, 2011. The Company has not determined the impact, if any, upon the adoption of the standard.

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

In September 2011, the FASB issued an accounting standards update to simplify testing goodwill for impairment. An entity will now have the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. We do not expect the adoption of this revised standard to have a material effect on our consolidated financial statements.

See accompanying notes to unaudited consolidated financial statements.

12.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 2 – INVESTMENT SECURITIES

(Dollar amounts in thousands except per share data)

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at September 30, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)
September 30, 2011
Available-for-sale
U.S. government-sponsored entities and agencies	$1,000	$--	$(6)	$994
State and political subdivisions	17,368	1,158	(12)	18,514
Mortgage-backed securities – residential	33,514	1,390	--	34,904
Collateralized mortgage obligations – residential	9,260	220	--	9,480

Total available-for-sale securities	$61,142	$2,768	$(18)	$63,892

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)
December 31, 2010
Available-for-sale
U.S. government-sponsored entities and agencies	$--	$--	$--	$--
State and political subdivisions	23,584	208	(458)	23,334
Mortgage-backed securities – residential	33,545	355	(302)	33,598
Collateralized mortgage obligations – residential	5,363	61	--	5,424

Total available-for-sale securities	$62,492	$624	$(760)	$62,356

The proceeds from sales of available-for-sale securities and the associated gains and losses are listed below:

	September 30, 2011	December 31, 2010
Gross gains	$86	$--
Gross losses	(29)	--

Net gain	$57	$--

Proceeds	$4,599	$--

See accompanying notes to unaudited consolidated financial statements.

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

	Amortized	Amortized
	September 30, 2011
	Amortized Cost	Fair Value
Maturity
Available-for-sale
Within one year	$350	$351
One to five years	205	221
Five to ten years	4,891	5,064
Beyond ten years	12,922	13,872
Mortgage-backed securities	33,514	34,904
Collateralized mortgage obligations	9,260	9,480

Total	$61,142	$63,892

The following table summarizes the investment securities with unrealized losses at September 30, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011

Available-for-sale
U.S. government-sponsored entities and agencies	$994	$(6)	$--	$--	$994	$(6)
State and political subdivisions	208	(12)	--	--	208	(12)
Mortgage-backed securities – residential	--	--	--	--	--	--
Collateralized mortgage obligations – residential	--	--	--	--	--	--

Total available-for-sale securities	$1,202	$(18)	$--	$--	$1,202	$(18)

See accompanying notes to unaudited consolidated financial statements.

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

See accompanying notes to unaudited consolidated financial statements.

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

As of September 30, 2011, the Company’s security portfolio consisted of $63,892 of available-for-sale securities, of which $1,202 was in an unrealized loss position. The unrealized losses are related to the Company’s U.S. Agency Securities and State and Political Securities as discussed below:

U.S. Agency Securities

All of the U.S. Agency Securities held by the Company were issued by U.S government-sponsored entities and agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality.

State and Political Securities

All of the State and Political Securities (“Municipal Bonds”) held by the Company were issued by a city or other local government. The Municipal Bonds are general obligations of the issuer and are secured by specified revenues. The decline in fair value at September 30, 2011 was primarily attributable to changes in interest rates rather than the ability or willingness of the municipality to repay.

For the nine-month period ended September 30, 2011, there were no credit losses recognized in earnings related to investment securities.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands except per share data)

Loans at September 30, 2011 and December 31, 2010, excluding loans classified as held-for-sale, were as follows:

	2011	2010
Commercial	$33,791	$35,976
Real estate:
Residential	121,325	136,771
Commercial	266,371	282,468
Construction and land	53,152	52,808
Consumer	4,710	5,110

Subtotal	479,349	513,133
Less: Net deferred loan fees	(266)	(368)
Allowance for loan losses	(13,197)	(13,069)

Loans, net	$465,886	$499,696

See accompanying notes to unaudited consolidated financial statements.

16.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

Loans acquired as a result of the merger with Atlantic BancGroup, Inc. (“ABI”) in November 2010 were recorded at fair value on the date of acquisition. The amounts reported in the table above are net of the fair value adjustments. The table below reflects the contractual amount less the discount to principal balances remaining from these fair value adjustments by class of loan as of September 30, 2011. The discount will be accreted into interest income as deemed appropriate over the remaining term of the related loans:

	Gross Contractual Amount Receivable		Carrying
		Discount	Balance
Commercial	$5,118	$476	$4,642
Real estate:
Residential	44,122	4,878	39,244
Commercial	65,362	6,172	59,190
Construction and land	20,930	3,979	16,951
Consumer	2,067	153	1,914

Total	$137,599	$15,658	$121,941

As of September 30, 2011, there were no loans classified as held-for-sale. As of December 31, 2010, loans classified as held-for-sale were $13,910 and were sold on February 11, 2011 through a bulk loan sale. There was no gain or loss recorded as a result of the bulk loan sale. The composition of the loans sold was as follows:

Commercial loans	$20
Real estate mortgage loans:
Residential	1,401
Commercial	11,649
Construction and land	840
Consumer loans	--

$13,910

See accompanying notes to unaudited consolidated financial statements.

17.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

Activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Allowance at beginning of period	$11,993	$8,248	$13,069	$6,854
Charge-offs:
Commercial loans	14	--	95	35
Real estate loans	467	69	4,556	2,956
Consumer and other loans	60	66	270	106

Total charge-offs	541	135	4,921	3,097

Recoveries:
Commercial loans	2	5	15	24
Real estate loans	4	4	253	46
Consumer and other loans	2	1	6	1

Total recoveries	8	10	274	71

Net charge-offs	533	125	4,647	3,026

Provision for loan losses charged to operating expenses:
Commercial loans	72	(6)	73	(59)
Real estate loans	1,585	719	4,361	5,032
Consumer and other loans	80	86	341	121

Total provision	1,737	799	4,775	5,094

Allowance at end of period	$13,197	$8,922	$13,197	$8,922

The Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk. The portfolio segments identified by the Company are as follows:

See accompanying notes to unaudited consolidated financial statements.

18.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

Real Estate Mortgage Loans

Real estate mortgage loans are typically segmented into three classes: Commercial real estate, Residential real estate and Construction and Land real estate. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by Bancorp’s board of directors (the “Board”). Such standards include, among other factors, loan-to-value limits, cash flow coverage and general creditworthiness of the obligors. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Board, including repayment capacity and source, value of the underlying property, credit history and stability. Construction loans to borrowers are to finance the construction of owner occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Bank carefully monitors these loans with on-site inspections and requires the receipt of lien waivers prior to advancing funds. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Bank considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information. The Bank also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Bank carefully analyzes the intended use of the property and the viability thereof.

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

See accompanying notes to unaudited consolidated financial statements.

19.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

Consumer and Other Loans

Consumer and other loans are extended for various purposes, including purchases of automobiles, recreational vehicles, and boats. We also offer home improvement loans, lines of credit, personal loans, and deposit account collateralized loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to ten years. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

Average of impaired loans and related interest income and cash-basis interest income recognized during impairment for the three and nine months ended September 30, 3011 and 2010 were as follows:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Average Impaired Loans	Interest Income	Cash- Basis	Average Impaired Loans	Interest Income	Cash- Basis
Commercial	$160	$5	$5	$53	$5	$5
Real estate:
Residential	11,411	15	4	13,379	67	25
Commercial	17,483	158	105	17,683	342	163
Construction and land	12,937	45	25	12,832	139	25
Consumer	1	--	--	1	--	--

Total	$41,992	$223	$139	$43,948	$553	$218

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Average Impaired Loans	Interest Income	Cash- Basis	Average Impaired Loans	Interest Income	Cash- Basis
Commercial	$19	$--	$--	$32	$1	$1
Real estate:
Residential	6,068	126	126	5,927	361	361
Commercial	17,159	96	96	14,787	344	344
Construction and land	2,757	31	31	2,570	78	78
Consumer	48	--	--	43	2	2

Total	$26,051	$253	$253	$23,359	$786	$786

See accompanying notes to unaudited consolidated financial statements.

20.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, excluding loans classified as held-for-sale, and based on impairment method as of September 30, 2011 and December 31, 2010:

		September 30, 2011

	Commercial	Real Estate	Consumer and Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$16	$5,852	$--	$5,868
Collectively evaluated for impairment	547	6,651	131	7,329
Loans acquired with deteriorated credit quality	--	--	--	--
Loans acquired without deteriorated credit quality	--	--	--	--

Total ending allowance balance	$563	$12,503	$131	$13,197

Loans:
Loans individually evaluated for impairment	$479	$44,608	$--	$45,087
Loans collectively evaluated for impairment	28,670	280,854	2,797	312,321
Loans acquired with deteriorated credit quality	495	42,183	57	42,735
Loans acquired without deteriorated credit quality	4,147	73,203	1,856	79,206

Total ending loans balance	$33,791	$440,848	$4,710	$479,349

		December 31, 2010

	Commercial	Real Estate	Consumer and Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$--	$6,384	$2	$6,386
Collectively evaluated for impairment	570	6,061	52	6,683
Loans acquired with deteriorated credit quality	--	--	--	--
Loans acquired without deteriorated credit quality	--	--	--	--

Total ending allowance balance	$570	$12,445	$54	$13,069

Loans:
Loans individually evaluated for impairment	$--	$46,472	$2	$46,474
Loans collectively evaluated for impairment	25,699	287,711	2,546	315,956
Loans acquired with deteriorated credit quality	1,199	50,893	39	52,131
Loans acquired without deteriorated credit quality	9,078	86,971	2,523	98,572

Total ending loans balance	$35,976	$472,047	$5,110	$513,133

See accompanying notes to unaudited consolidated financial statements.

21.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The following tables present loans individually evaluated for impairment, excluding loans classified as held-for-sale, by class of loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate – residential	$10,609	$10,519	$--
Real estate – commercial	4,839	4,483	--
Real estate – construction and land	1,032	889	--
Consumer and other	471	463	--

With an allowance recorded:
Real estate – residential	1,883	1,177	145
Real estate – commercial	15,819	15,018	2,547
Real estate – construction and land	12,548	12,522	3,160
Consumer and other	16	16	16

Total	$47,217	$45,087	$5,868

	December 31, 2010

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate – residential	$10,635	$10,635	$--
Real estate – commercial	5,225	5,212	--
Real estate – construction and land	890	890	--
With an allowance recorded:
Real estate – residential	5,409	5,359	1,135
Real estate – commercial	12,318	12,279	2,527
Real estate – construction and land	12,097	12,097	2,722
Consumer and other	8	2	2

Total	$46,582	$46,474	$6,386

See accompanying notes to unaudited consolidated financial statements.

22.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual, excluding loans classified as held-for-sale, by class of loans as of:

	September 30, 2011

	Nonaccrual	Loans Past Due over 90 Days Still on Accrual
Commercial	$1,010	$--
Real estate mortgage loans:
Commercial	17,405	--
Residential	14,951	--
Construction and land	18,230	--
Consumer	43	--

Total	$51,639	$--

	December 31, 2010

	Nonaccrual	Loans Past Due over 90 Days Still on Accrual
Commercial	$371	$--
Real estate mortgage loans:
Commercial	9,843	--
Residential	14,215	--
Construction and land	10,582	--
Consumer	$6	$--

Total	$35,017	$--

Included in the nonaccrual and loans past due over 90 days still on accrual tables above are loans acquired in the merger with ABI. As of September 30, 2011 and December 31, 2010, the amounts totaled $12,000 and $5,540, respectively.

See accompanying notes to unaudited consolidated financial statements.

23.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The following tables present the aging of the recorded investment in past due loans, excluding loans classified as held-for-sale, by class of loans, as of:

			September 30, 2011

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Loans Not Past Due	Total
Commercial	$566	$495	$26	$1,087	$32,704	$33,791
Real estate:
Residential	828	711	14,463	16,002	105,323	121,325
Commercial	6,425	2,125	8,597	17,146	249,225	266,371
Construction and land	--	4,090	14,144	18,234	34,918	53,152
Consumer	90	8	26	124	4,586	4,710

Total	$7,909	$7,429	$37,256	$52,593	$426,756	$479,349

			December 31, 2010

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Loans Not Past Due	Total
Commercial	$140	$36	$42	$218	$35,758	$35,976
Real estate:
Residential	4,580	846	13,126	18,552	118,219	136,771
Commercial	655	4,087	5,871	10,613	271,855	282,468
Construction and land	295	1,659	8,877	10,831	41,977	52,808
Consumer	201	28	5	234	4,876	5,110

Total	$5,871	$6,656	$27,921	$40,448	$472,685	$513,133

Included in the past due loan tables above are loans acquired in the merger with ABI. As of September 30, 2011 and December 31, 2010, the amounts are as follows:

	September 30, 2011	December 31, 2010
30-59 Days Past Due	$1,412	$1,927
60-89 Days Past Due	5,732	2,113
Greater than 90 Days Past Due	11,149	2,495

Total	$18,293	$6,535

See accompanying notes to unaudited consolidated financial statements.

24.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

Troubled Debt Restructurings

As of September 30, 2011, $15,755 of net loans were considered troubled debt restructurings. The Company has allocated $1,901 and $374 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010, respectively. Of the $1,901 specific reserve as of September 30, 2011, $1,731 is allocated to customers whose loans are collateral dependent with collateral shortfalls. The Company has not committed to lend additional amounts as of September 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and nine months ended September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan or to allow customers to make interest only payments for a limited period of time. All borrowers whose loans were modified in troubled debt restructurings were experiencing financial difficulties.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from nine months to five years and six months. Modifications involving interest only payments were for periods ranging from nine months to sixteen months.

The following tables represent loans by class modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2011:

		Three Months Ended September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Real estate: Commercial	4	$8,214	$8,214
Real estate: Construction and land	1	300	300

Total		$8,514	$8,514

		Nine Months Ended September 30, 2011
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Real estate: Commercial	4	$8,214	$8,214
Real estate: Construction and land	2	3,375	3,375

Total		$11,589	$11,589

The troubled debt restructurings described above increased the allowance for loan losses by $1,054 and $1,154 and did not result in any charge-offs for the three and nine months ended September 30, 2011, respectively.

See accompanying notes to unaudited consolidated financial statements.

25.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2011:

	Nine Months Ended September 30, 2011
	Number of Loans	Recorded Investment
Troubled Debt Restructurings:
Real estate: Construction and land	1	$3,286

There were no loans classified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended September 30, 2011.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that have defaulted described above increased the allowance for loan losses by $108 and did not result in any charge-offs for the three and nine months ended September 30, 2011.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the three and nine months ended September 30, 2011. These loans have a total recorded investment of $4,099 and $15,621 for the three and nine months ended September 30, 2011, respectively. The modification of these loans involved either a modification of the terms of the loan to borrowers who were not experiencing financial difficulties, such as allowing them to make interest only payments for a limited period of time (generally 18 months or less), adjusting the interest rate to a market interest rate for the remaining term of the loan or allowing a delay in payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the three and nine months ended September 30, 2011 and did not meet the definition of a troubled debt restructuring as the modification was a delay in payment that was considered to be insignificant had delays in payment for five months.

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

See accompanying notes to unaudited consolidated financial statements.

26.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

Loans excluded from the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of a deterioration in the creditworthiness of the borrower; or (c) the customer contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or even charged off. The Company uses the following definitions for risk ratings:

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

Doubtful.    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of September 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans, excluding loans classified as held-for-sale, is as follows:

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$29,566	$786	$3,439	$--	$33,791
Real estate:
Residential	93,355	7,564	21,006	--	121,925
Commercial	201,229	33,271	31,871	--	266,371
Construction and land	20,798	7,967	24,387	--	53,152
Consumer	4,426	251	33	--	4,710

Total	$349,374	$49,839	$80,736	$--	$479,349

See accompanying notes to unaudited consolidated financial statements.

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

Included in the risk category of loans by class of loans tables above are loans acquired in the merger with ABI. As of September 30, 2011 and December 31, 2010, the amounts are as follows:

	September 30, 2011	December 31, 2010
Special Mention	$12,490	$35,550
Substandard	28,270	14,324
Doubtful	--	325

Total	$40,760	$50,199

Purchased loans:

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amounts of these loans, excluding loans classified as held-for-sale, are as follows as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Commercial	$495	$1,199
Real estate mortgage loans:
Residential	13,071	13,348
Commercial	16,236	21,321
Construction and land	12,876	16,224
Consumer	57	39

Carrying amount	$42,735	$52,131

See accompanying notes to unaudited consolidated financial statements.

28.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The amounts reported in the table above are net of the fair value adjustments recorded on the date of acquisition. The amount of discount to principal balances remaining from these fair value adjustments was $9,312 as of September 30, 2011. This discount will be accreted into interest income over the remaining terms of the related loans, as applicable.

Accretable yield, or income expected to be collected, is as follows:

Balance at December 31, 2010	$33,910

New loans purchased, including loans classified as held-for-sale	--
Accretion of income	3,024
Reclassifications from nonaccretable difference	--
Disposals	--

Balance at September 30, 2011	$30,886

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses during 2011. Additionally, no allowance for loan losses was reversed during 2011.

Income is not recognized on certain purchased loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans were $12,000 at September 30, 2011 and are included in our nonaccrual loan balance as of September 30, 2011.

NOTE 4 – GOODWILL

(Dollar amounts in thousands except share data)

A rollforward of goodwill as of September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011	December 31, 2010
Beginning of period	$12,498	$--
Additions: Goodwill related to acquisition of ABI	1,828	12,498
Impairment	--	--

End of period	$14,326	$12,498

The additions to goodwill during the nine-month period ended September 30, 2011 are the result of additional purchase accounting adjustments made specifically to other real estate owned and loans acquired from ABI as new information was obtained. Fair values are preliminary and subject to refinement for up to one year after the closing date of the merger as new information relative to the closing date fair value becomes available. Specifically, additional information related to the fair value over other real estate owned and loans are preliminary and may change as new information becomes available.

See accompanying notes to unaudited consolidated financial statements.

29.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 5 – SHORT-TERM BORROWING AND FEDERAL HOME LOAN BANK ADVANCES

(Dollar amounts in thousands except share data)

At September 30, 2011 and December 31, 2010, advances from the Federal Home Loan Bank (FHLB) were as follows:

	2011	2010

Convertible advances maturing June 8, 2012 with a quarterly call option beginning September 10, 2007 at a fixed rate of 4.68%	--	5,000

Advances maturing July 15, 2014 at a fixed rate of 2.42%	2,500	--

Advances maturing January 9, 2012 at a fixed rate of 2.30%	8,029	8,124

Advances maturing January 15, 2016 at a fixed rate of 2.81%	2,500	--

Advances maturing May 29, 2012 at a fixed rate of 2.11%	5,000	5,000
	$18,029	$18,124

Each advance is payable at its maturity date, with a prepayment penalty for early termination. The advances are collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans. Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $46,112 at September 30, 2011.

The Company has a “Borrower in Custody” line of credit with the Federal Reserve by pledging collateral. The amount of this line at September 30, 2011 was $30,043, all of which was available on that date.

Also included in FHLB Advances and other borrowings on the Company’s consolidated balance sheet at September 30, 2011 was $693 that relates to certain loan participation agreements that are classified as secured borrowings as they do not qualify for sale accounting treatment. A corresponding amount is recorded as an asset within Loans on the Company’s consolidated balance sheets.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENT

(Dollar amounts in thousands except share data)

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure. Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company has agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating rate contract (90-day LIBOR plus 375 basis points). This derivative instrument is recognized on the balance sheet in other liabilities at its fair value of $1,125 on September 30, 2011.

Credit risk may result from the inability of the counterparties to meet the terms of their contracts. The Company’s exposure is limited to the replacement value of the contracts rather than the notional amount.

See accompanying notes to unaudited consolidated financial statements.

30.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 7 – CAPITAL ADEQUACY

(Dollar amounts in thousands except share data)

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios for the Company at September 30, 2011 and December 31, 2010. Management and the Board have committed to maintain Total Risk-Based Capital at 10% and Tier 1 Capital to Average Assets at 8% at the Bank.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total capital to risk weighted assets
Consolidated	$52,832	10.81%	$39,094	8.00%	N/A	N/A
Bank	54,048	11.08%	39,019	8.00%	$48,774	10.00%

Tier 1 (Core) capital to risk weighted assets
Consolidated	44,201	9.05%	19,547	4.00%	N/A	N/A
Bank	47,864	9.81%	19,510	4.00%	29,264	6.00%

Tier 1 (Core) capital to average assets
Consolidated	44,201	7.54%	23,456	4.00%	N/A	N/A
Bank	47,864	8.16%	23,467	4.00%	29,334	5.00%

December 31, 2010
Total capital to risk weighted assets
Consolidated	$55,232	10.40%	$42,498	8.00%	N/A	N/A
Bank	55,083	10.39%	42,402	8.00%	$53,003	10.00%

Tier 1 (Core) capital to risk weighted assets
Consolidated	48,512	9.13%	21,249	4.00%	N/A	N/A
Bank	48,378	9.13%	21,201	4.00%	31,802	6.00%

Tier 1 (Core) capital to average assets
Consolidated	48,512	9.09%	21,347	4.00%	N/A	N/A
Bank	48,378	8.97%	21,576	4.00%	26,970	5.00%

See accompanying notes to unaudited consolidated financial statements.

31.

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

See accompanying notes to unaudited consolidated financial statements.

32.

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
Assets:
(Dollars in thousands)
September 30, 2011
Available-for-sale
U.S. government-sponsored entities and agencies	$994	--	$ 994	--
State and political subdivisions	18,514	--	18,514	--
Mortgage-backed securities – Residential	4,904	--	34,904	--
Collateralized mortgage obligations – residential	9,480	--	9,480	--
Liabilities:
Derivative liability	1,125	--	1,125	--

(Dollars in thousands)
December 31, 2010
Available-for-sale
U.S. government-sponsored entities and agencies	--	--	--	--
State and political subdivisions	$23,334	--	23,334	--
Mortgage-backed securities – residential	33,598	--	33,598	--
Collateralized mortgage obligations – residential	5,424	--	5,424	--
Liabilities:
Derivative liability	425	--	425	--

There were no significant transfers between Level 1 and Level 2 during 2011.

See accompanying notes to unaudited consolidated financial statements.

33.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 8 – FAIR VALUE (Cont.)

(Dollar amounts in thousands except share data)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2011
Impaired loans:
Real estate mortgage loans:
Residential	$1,032	--	--	$1,032
Commercial	9,294	--	--	9,294
Construction and land	9,072	--	--	9,072

Other real estate owned:
Real estate mortgage loans:
Residential	127	--	--	127
Commercial	1,671	--	--	1,671
Construction and land	2,516	--	--	2,516

Loans held-for-sale	$--	--	--	--

December 31, 2010
Impaired loans:
Real estate mortgage loans:
Residential	$2,811	--	--	$2,811
Commercial	5,116	--	--	5,116
Construction and land	8,301	--	--	8,301

Other real estate owned:
Real estate mortgage loans:
Residential	1,301	--	$648	653
Commercial	1,077	--	--	1,077
Construction and land	3,355	--	--	3,355

Loans held-for-sale	$13,910	--	$13,910	--

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $25,097 with a valuation allowance of $5,699 at September 30, 2011 compared to a carrying amount of $22,239 with a valuation allowance of $6,011 at December 31, 2010.

Other real estate owned, which is measured using the collateral values less costs to sell or outstanding commitments from third party investors, had a net carrying amount of $4,314, made up of the outstanding balance of $5,638 net of a valuation allowance of $1,324, resulting in net write-downs of $596 for the period ending September 30, 2011. At December 31, 2010, other real estate owned had a net carrying amount of $5,733, made up of the outstanding balance of $7,834, net of a valuation allowance of $1,870, resulting in a write-down of $1,840 for the year ended December 31, 2010.

See accompanying notes to unaudited consolidated financial statements.

34.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 8 – FAIR VALUE (Cont.)

(Dollar amounts in thousands except share data)

The carrying amount and estimated fair values of financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$22,972	$22,972	$20,297	$20,297
Securities available-for-sale	63,892	63,892	62,356	62,356
Loans held-for-sale	—	—	13,910	13,910
Loans, net	465,886	475,390	499,696	511,300
Federal Home Loan Bank stock	2,732	n/a	3,728	n/a
Non-marketable equity security	178	n/a	178	n/a
Accrued interest receivable	2,677	2,677	3,170	3,170

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial liabilities
Deposits	$511,754	$510,940	$562,187	$551,061
Other borrowings	20,922	21,311	18,924	19,546
Subordinated debentures	16,010	8,249	15,962	6,839
Accrued interest payable	317	317	599	599
Interest rate swap	1,125	1,125	425	425

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

See accompanying notes to unaudited consolidated financial statements.

35.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 9 – OTHER COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands)

Other comprehensive income (loss) components and related tax effects were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Unrealized holding gains on available-for-sale securities	$881	$168	$2,886	$309
Net unrealized derivative losses on cash flow hedge	(584)	(306)	(700)	(919)

Net unrealized gains (losses)	297	(138)	2,186	(610)
Tax effect	(112)	52	(822)	229

Other comprehensive income (loss)	$185	$(86)	$1,364	$(381)

See accompanying notes to unaudited consolidated financial statements.

36.

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

37.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

Our operations are influenced by the local economic conditions and by policies of financial institution regulatory authorities. Fluctuations in interest rates, due to factors such as competing financial institutions as well as the Federal Reserve’s decisions on changes in interest rates, impact interest-earning assets and our cost of funds and, thus, our net interest margin. In addition, the local economy and real estate market of Northeast Florida, and the demand for our products and loans, impact our margin. The local economy and viability of local businesses can also impact the ability of our customers to make payments on loans, thus impacting our loan portfolio. The Company evaluates these factors when valuing its allowance for loan losses. The Company also believes its underwriting procedures are relatively conservative and, as a result, the Company is not being any more affected than the overall market in the current economic downturn.

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

As a result of the acquisition of Oceanside Bank, the Bank had eight full-service branches during the first nine months of 2011 versus five full-service branches during the first nine months of 2010.

On February 11, 2011, as a result of the Company’s strategy to strengthen its balance sheet by lowering the amount of substandard assets, the Bank sold 40 substandard loans for $13.9 million through a bulk loan sale. These loans were classified as held-for-sale on the Company’s consolidated balance sheet as of December 31, 2010 and through the date of the sale at their fair value.

38.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Introduction

On the following pages, management presents an analysis of the financial condition of the Company as of September 30, 2011 compared to December 31, 2010, and the results of operations for the three and nine months ended September 30, 2011 compared with the same periods in 2010. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Comparison of Financial Condition at September 30, 2011 and December 31, 2010

Total assets decreased $43.9 million, or 6.7%, from $651.8 million at December 31, 2010 to $607.9 million at September 30, 2011. As the primary driver of the decrease in assets, the Company experienced a significant net loan decrease, including loans classified as held-for-sale of $47.7 million, or 9.3%, during the nine months ended September 30, 2011. This decrease includes loans classified as held-for-sale at December 31, 2010 of $13.9 million that were sold during the first quarter of 2011. The remaining loan decreases are driven by commercial real estate, which decreased by $16.1 million, or 5.7%, residential real estate decreased by $15.4 million, or 11.3%, commercial loans decreased by $2.2 million, or 6.1%, and consumer loans decreased by $400,000, or 7.8%, offset by an increase in construction and land real estate of $344,000, or 0.7%, from December 31, 2010 to September 30, 2011.

Total cash and cash equivalents increased by $2.7 million, or 13.2%, from $20.3 million at December 31, 2010 to $23.0 million at September 30, 2011. Investment securities available-for-sale increased $1.5 million to $63.9 million at September 30, 2011. During the nine months ended September 30, 2011, we purchased $10.5 million GNMA and FNMA securities. In addition, we received $6.9 million in proceeds from principal repayments, maturities and calls and $4.6 million in proceeds from the sale of state and political securities.

Total deposits decreased $50.4 million, or 9.0%, from $562.2 million at December 31, 2010 to $511.8 million at September 30, 2011. During the nine months ended September 30, 2011, noninterest bearing deposits increased $9.5 million, or 13.1%, from $72.4 million at December 31, 2010 to $81.9 million at September 30, 2011; money market, NOW and savings deposits decreased $7.3 million, or 3.5%, from $211.1 million at December 31, 2010 to $203.7 million at September 30, 2011; and time deposits decreased $52.6 million, or 18.9%, from $278.7 million at December 31, 2010 to $226.1 million at September 30, 2011. The decrease in time deposits was driven primarily by a reduction in national and brokered CD’s of $26.0 million and a decrease in local CD’s of $26.2 million. It is the Company’s current strategy to maintain our brokered CD’s at their current level and allow our more expensive national CD’s to run-off as they mature as well as our local CD’s to run-off or reprice at our current local rates as they mature.

Federal Home Loan Bank advances and other borrowings increased by $598,000 at September 30, 2011 from December 31, 2010. Loans from related parties increased $1.4 million from $800,000 at December 31, 2010 to $2.2 million during the nine months ended September 30, 2011.

Total shareholders’ equity increased by $4.2 million from $51.9 million at December 31, 2010 to $56.1 million at September 30, 2011. The increase is mainly attributable to net income of $2.8 million and a net increase of $1.4 million for an unrealized gain on securities and off set by our cash flow hedge for the nine months ended September 30, 2011. At September 30, 2011, the Company had 8,000,000 authorized shares of $.01 par value common stock, of which 5,889,822 shares were issued and outstanding.

39.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Comparison of Operating Results for the Nine Months Ended September 30, 2011 and 2010

Net Income

The Company had net income for the first nine months of 2011 of $2.8 million, compared to a $2.3 million net loss in the first nine months of 2010. On a diluted per share basis, net income was $0.47 for the nine months ended September 30, 2011, compared to a net loss of $1.33 per diluted share for the same period in 2010. The increase in net income for the first nine months of 2011 was driven primarily by the acquisition of ABI that resulted in net accretion of purchase accounting adjustments. Net income also increased due to a decrease in interest expense for deposits and FHLB advances.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $18.2 million for the nine months ended September 30, 2011, compared to $10.8 million for the same period in 2010. The average yield on interest-earning assets for the first nine months of 2011 was 5.51%, which was an increase of 8 basis points, compared to the 5.43% yield earned during the first nine months of 2010. This increase was driven by the average earning asset increase of $149.1 million. Interest income increased $6.4 million when compared to the first nine months of the prior year. This increase in the average earning assets was due to the merger with ABI. Further, loans acquired in the merger with ABI had a yield that was higher than the contractual rate of interest as a result of purchase accounting adjustments. This resulted in additional interest income of approximately $2.6 million for the nine months ended September 30, 2011. This was offset by interest income not recognized for loans on nonaccrual that increased $35.8 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011.

The average loan balances increased $111.4 million for the nine months ended September 30, 2011 compared to the same period in the prior year largely as a result of the merger with ABI in November 2010. The average yield on loans for the first nine months of 2011 was 5.93%, which was an increase of 21 basis points, compared to the 5.72% yield earned during the first nine months of 2010.

The average cost of interest-bearing liabilities decreased 77 basis points from 2.26% in the first nine months of 2010 to 1.49% in the comparable period in 2011. The average cost of interest-bearing deposits and all interest-bearing liabilities reflect the ongoing reduction in interest rates paid on deposits as a result of the repricing of deposits in the current market environment. As previously noted, it is the Company’s current strategy to allow our more expensive national CD’s to run-off as they mature. This decrease is off-set by the increase in our volume of interest - bearing deposits as a result of the deposits acquired in the merger with ABI.

The net interest margin increased by 82 basis points from 3.42% to 4.24% when comparing the first nine months of 2011 to the same period last year. This increase is mainly the result of the decreased costs of our interest-bearing liabilities in the current low interest rate environment coupled with the additional interest income on the loans acquired from ABI as discussed above. The impact of the additional interest income from loans acquired from ABI adds approximately 60 basis points to the net interest margin for the nine months ended September 30, 2011. The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and has taken action to reduce costs through reductions in the rates paid on its core deposits.

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and shareholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

40.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

	Nine Months Ended September 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Rate	Balance	Interest	Rate
(Dollars in thousands)
Interest-earning assets:
Loans (1)	$498,154	$22,086	5.93%	$386,736	$16,554	5.72%
Securities (2)	66,080	1,450	2.93	26,874	676	3.36
Other interest-earning assets (3)	8,371	63	1.01	9,847	(20)	(.27)

Total interest-earning assets	572,605	23,599	5.51	423,457	17,210	5.43

Noninterest-earning assets (4)	46,669			22,008

Total assets	$619,274			$445,465

Interest-bearing liabilities:
Savings deposits	$12,419	$74	.80	$10,352	$96	1.24
NOW deposits	19,021	20	.14	6,138	9	.20
Money market deposits	172,327	1,244	.97	104,440	1,114	1.43
Time deposits	242,715	3,024	1.67	216,849	3,897	2.40
FHLB advances	20,645	285	1.85	24,013	671	3.74
Federal Reserve and other borrowings(8)	1,745	111	8.50	264	1	.51
Subordinated debt	15,985	667	5.58	14,550	580	5.33
Other interest-bearing liabilities (5)	1,085	--	--	69	--	--

Total interest-bearing liabilities	485,942	5,425	1.49	376,675	6,368	2.26

Noninterest-bearing liabilities	79,894			42,551
Shareholders’ equity	53,438			26,239

Total liabilities and shareholders’ equity	$619,274			$445,465

Net interest income		$18,174			$10,842

Interest rate spread (6)			4.02%			3.17%

Net interest margin (7)			4.24%			3.42%

(1)	Average loans include nonperforming loans and loans classified as held-for-sale. Interest on loans includes deferred loan fees.
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

41.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Nine Months Ended September 30, 2011 Versus 2010 (1)
	Increase (decrease) due to changes in:
	Volume	Rate	Net Change
(Dollars in thousands)
Interest income:
Loans	$4,921	$611	$5,532
Securities	870	(96)	774
Other interest-earning assets	3	80	83

Total interest income	5,794	595	6,389

Interest expense:
Savings deposits	17	(39)	(22)
NOW deposits	14	(3)	11
Money market deposits	568	(438)	130
Time deposits	425	(1,298)	(873)
FHLB advances	(84)	(302)	(386)
Federal Reserve and other borrowings	29	81	110
Subordinated debt	59	28	87
Other interest-bearing liabilities	--	--	--

Total interest expense	1,028	(1,971)	(943)

Increase in net interest income	$4,766	$2,566	$7,332

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

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

Allowance for Loan Loss

The allowance for loan loss is established through a provision for loan loss charged to expense. Loans are charged against the allowance for loan loss when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses on existing loans that may become uncollectible based on evaluations of the collectability of the loans. The evaluations take into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers’ ability to pay. The level of allowance for loan loss is also impacted by increases and decreases in loans outstanding, because either more or less allowance is required as the amount of the Company’s credit exposure changes. To the extent actual loan losses differ

42.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

Deferred Income Taxes

Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income. From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available. Positive evidence includes the historical levels of our taxable income, estimates of our future taxable income, including tax planning strategies as applicable, the reversals of deferred tax liabilities and taxes available in carry-back years. Negative evidence primarily includes a cumulative three-year loss for financial reporting purposes. Additionally, current and future economic and business conditions are considered. Management believes the Company will generate sufficient operating income to realize the deferred tax asset.

Additional information with regard to the Company’s methodology and reporting of its critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

Asset Quality

The Company has identified certain assets as risk elements. These assets include nonperforming loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, troubled debt restructurings, and foreclosed real estate. Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due. These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company’s risk elements at September 30, 2011 and December 31, 2010, excluding loans classified as held-for-sale, were as follows:

43.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

	September 30, 2011	December 31, 2010
	(Dollars in thousands)

Nonperforming loans:
Commercial real estate	$17,405	$9,843
Residential real estate	14,951	14,215
Construction and land real estate	18,230	10,582
Commercial	1,010	371
Consumer loans and other	43	6
Loans past due over 90 days still on accrual	-	--

Total nonperforming loans (1)	51,639	35,017
Foreclosed assets, net	4,314	5,733

Total nonperforming assets	55,953	40,750
Troubled debt restructuring	15,755	7,497

Total nonperforming assets and performing troubled debt restructuring	$71,708	$48,247

Allowance for loan losses	$13,197	$13,069
Nonperforming loans and foreclosed assets as a percent of total assets (2)	9.20%	6.25%
Nonperforming loans as a percent of gross loans (2)	10.78%	6.83%
Allowance for loan losses as a percent of nonperforming loans (2)	25.56%	37.32%

(1)

Total nonperforming loans at December 31, 2010 excludes $3.7 million of nonperforming loans that were classified as held-for-sale on the balance sheet. There were no loans classified as held-for-sale as of September 30, 2011.

(2)	Nonperforming loans and total loans exclude amounts classified as loans held-for-sale.

The Company has loan balances of $15.8 million for customers whose loans are classified as troubled debt restructuring and such loans are included in the impaired loan balances of $45.1 million at September 30, 2011. Of the $15.8 million, $12.1 million is classified as troubled debt restructurings with collateral shortfalls. There are no additional funds committed to customers whose loans are classified as troubled debt restructuring. Most of these loans were modified to suspend principal payments for a period of time less than or equal to 16 months, and the interest rate was modified from a fixed rate to a floating rate tied to the prime rate. Of the $5.9 million allowance for loan losses reserved for impaired loans, the Company has allocated $1.7 million to customers whose loan terms have been modified as troubled debt restructurings with collateral shortfalls and $170,000 to the remaining troubled debt restructurings. As of September 30, 2011, $10.0 million of troubled debt restructurings were on nonaccrual with the remaining $5.8 million accruing interest.

The terms of certain other loans were modified during the period ended September 30, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2011 of $15.6 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, such as allowing them to make interest only payments for a limited period of time (generally 18 months or less), adjusting the interest rate to a market interest rate for the remaining term of the loan or allowing a delay in payment that was considered to be insignificant.

44.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Nonperforming loans increased during the nine-month period ended September 30, 2011 from $35.0 million at December 31, 2010 to $51.6 million at September 30, 2011. Nonperforming assets increased by $15.2 million from December 31, 2010 to September 30, 2011. The increase in nonperforming assets at September 30, 2011 is primarily driven by an increase in nonaccrual commercial real estate and construction and land real estate loans. General economic conditions and the real estate market continue to be challenging in the Bank’s geographic market.

Loans past due still accruing interest at September 30, 2011, are categorized as follows:

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing

Commercial	$103	$--	$--	$103
Real estate:
Residential	828	698	--	1,526
Commercial	1,596	1,865	--	3,461
Construction and land	--	4,090	--	4,090
Consumer	87	3	--	90

Total	$2,614	$6,656	$--	$9,270

The decrease in total loans past due 30-89 days still accruing interest from $12.5 million at December 31, 2010 to $9.3 million at September 30, 2011 is driven by a migration of loans to nonperforming loans as a result of the continued softening of the economy.

The Bank has experienced an increase in adversely classified loans from $65.0 million at December 31, 2010 to $80.7 million at September 30, 2011. Of the $80.7 million at September 30, 2011, $28.3 million were adversely classified loans from the merger with ABI. The $28.3 million adversely classified ABI loans are net of a fair value adjustment of $7.9 million, or 21.9% of the gross contractual amount receivable as of September 30, 2011. In addition, of the $80.7 million at September 30, 2011, $43.1 million was listed as impaired. All adversely classified loans are monitored closely and the majority of these loans are collateralized by real estate.

Loans are impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms. At September 30, 2011, impaired loans decreased by $1.4 million to $45.1 million, compared to $46.5 million at December 31, 2010. Of the $45.1 million impaired loans at September 30, 2011, $39.1 million are nonperforming loans.

The Company critically evaluates all requests for additional funding on classified loans to determine whether the borrower has the capacity and willingness to repay. Any requests of this nature require concurrence by the Loan Committee of the Bank’s board of directors.

45.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

The Company purchased loans in its acquisition of ABI, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. Loans acquired with deteriorated credit quality are included in our various disclosures of credit quality to include: loans on nonaccrual; loans past due; special mention loans; substandard loans; and doubtful loans. The table below discloses the total loans for the Company, total loans acquired in the acquisition of ABI, the loans acquired with deteriorated credit quality and the percent of loans acquired with deteriorated credit quality to total loans for the Company for each credit metric:

Period ending September 30, 2011

(Dollars in thousands)	Total	Loans Acquired from ABI	Loans Acquired with Deteriorated Credit Quality from ABI	% of Total
Nonaccrual	$51,639	$12,000	$12,000	23.2%

Past Due	52,593	18,293	15,853	30.1%

Special Mention	49,839	12,490	9,132	18.3%
Substandard	80,736	28,270	27,694	34.3%
Doubtful	--	--	--	0.0%

Total	$130,575	$40,760	$36,826	28.2%

Period ending December 31, 2010

	Total	Loans Acquired from ABI	Loans Acquired with Deteriorated Credit Quality from ABI	% of Total
Nonaccrual	$35,017	$5,540	$5,328	15.2%

Past Due	40,448	6,535	5,164	12.8%

Special Mention	90,716	35,550	34,090	37.6%
Substandard	64,659	14,324	13,874	21.5%
Doubtful	325	325	320	98.5%

Total	$155,700	$50,199	$48,284	31.0%

The credit metrics from the table above that were most heavily impacted by the Company’s acquisition of loans with deteriorated credit quality for the period ended September 30, 2011 were our substandard and past due loans. This is due to the continuing deterioration of collateral values as well as the current difficult economic environment that is impacting our customers’ ability to meet their loan obligations. When comparing the percentage of special mention, substandard and doubtful loans as of December 31, 2010 to September 30, 2011, the percentages have remained relatively unchanged from 31.0% at December 31, 2010 to 28.2% at September 30, 2011.

46.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Our credit quality as compared to our internally defined peer group, specifically the percentage of nonaccrual loans to total loans, has shown an overall steady decline from December 31, 2010 to September 30, 2011. This is due to the current difficult economic environment in the geographic region that the Company operates that is impacting our customers’ ability to meet their loan obligations.

The same criteria used for all Company loans greater than 90 days and accruing applies to loans acquired with deteriorated credit quality. Loans acquired with deteriorated credit quality will be placed on nonaccrual status if the amount and timing of future cash flows cannot be reasonably estimated or if repayment of the loan is expected to be from collateral that has become deficient. As of September 30, 2011, there were no loans acquired with deteriorated credit quality that were greater than 90 days past due and accruing. There were, however, loans acquired with deteriorated credit quality on nonaccrual in the amount of $12.0 million as the amount and timing of future cash flows could not be reasonably estimated or the repayment of the loan was expected from the collateral that has become deficient.

Allowance and Provision for Loan Losses

The allowance for loan losses increased by $128,000 during the first nine months of 2011, amounting to $13.2 million at September 30, 2011, as compared to $13.1 million at December 31, 2010. The allowance represented approximately 2.75% of total loans at September 30, 2011 and 2.55% at December 31, 2010.

	September 30, 2011	September 30, 2010
(Dollars in thousands)
Allowance at beginning of period	$13,069	$6,854
Charge-offs:
Commercial loans	95	35
Real estate loans	4,556	2,956
Consumer and other loans	270	106

Total charge-offs	4,921	3,097

Recoveries:
Commercial loans	15	24
Real estate loans	253	46
Consumer and other loans	6	1

Total Recoveries	274	71

Net charge-offs	4,647	3,026

Provision for loan losses charged to operating expenses:
Commercial loans	73	(59)
Real estate loans	4,361	5,032
Consumer and other loans	341	121

Total provision	4,775	5,094

Allowance at end of period	$13,197	$8,922

The larger allowance for loan losses in 2011 was driven primarily by the increase in the amount of allowance needed on loans collectively evaluated for impairment. The increased level of charge-offs for the nine months ended September 30, 2011 is due to the ongoing deterioration of collateral values as a result of the current economic environment and the Company’s strategy to strengthen its balance sheet by lowering the amount of substandard assets through such avenues as short sales.

47.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own historical experience as well as industry and economic trends. In calculating the Company’s allowance for loan losses, the Company’s historical loss experience is supplemented with various current and economic trends. These current factors can include any of the following: changes in volume and severity of past due, special mention, substandard an nonaccrual loans; levels of any trends in charge-offs and recoveries; changes in nature, volume and terms of loans; changes in lending policies and procedures; changes in lending management and quality of loan review; changes in economic and business conditions; and changes in underlying collateral values and effects of concentrations. There were no changes in the current and economic factors from December 31, 2010 to September 30, 2011 as these factors had been adjusted previously in anticipation of the continued softening of the economy. As of September 30, 2011, of the $7.3 million of the allowance for loan losses from loans collectively evaluated for impairment, the real estate loans portfolio segment had total weighted average qualitative factors of 1.16%, or $3.3 million; the commercial loans portfolio segment had total weighted average qualitative factors of 1.05%, or $301,000; and the consumer and other loans portfolio segment had total qualitative factors of .65%, or $18,000. Impaired loans were $45.1 million as of September 30, 2011. As of the same date, $5.9 million was specifically allocated to the allowance for loan losses which is deemed appropriate to absorb probable losses.

As part of the Company’s allowance for loan loss policy, loans acquired from ABI with evidence of deteriorated credit quality are included in our evaluation of the allowance for loan losses each period. If events have occurred within the measurement period (i.e., 12 months from the date of the ABI acquisition) that cause a deterioration of the loan that is more than the deterioration estimated at acquisition, we evaluate whether the events and circumstances that existed as of the acquisition date are due to new information obtained about facts and circumstances that existed as of that acquisition date that, if known, would have resulted in recognition of additional deterioration. If so, the additional deterioration is recorded as additional carrying discount with a corresponding increase to goodwill. If not, the additional deterioration is recorded as additional provision expense with a corresponding increase to the allowance for loan losses. After the measurement period, any additional impairment above the current carrying discount is recorded as additional provision expense with a corresponding increase to the allowance for loan losses. As of September 30, 2011, there were no loans acquired with deteriorated credit quality that were considered impaired.

For loans acquired with deteriorated credit quality that were deemed troubled debt restructurings prior to the Company’s acquisition of them, these loans are not considered troubled debt restructurings as they are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Subsequent to the acquisition, the same criteria used for all other loans apply to loans acquired with deteriorated credit quality and their treatment as troubled debt restructurings. As of September 30, 2011, there were no loans acquired with deteriorated credit quality that were deemed troubled debt restructurings.

48.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

Based on the results of the analysis performed by management at September 30, 2011, the allowance for loan loss is considered to be adequate to absorb probable incurred credit losses in the portfolio as of that date. As more fully discussed in the “Critical Accounting Policies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

49.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

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

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $1.2 million for the nine months ended September 30, 2011, compared to $833,000 for the same period in 2010. This increase is driven largely by the increased volume of noninterest income transactions as a result of the merger with ABI. In addition, there was a small gain on the sale of state and political securities in the first half of 2011.

Noninterest expense was $13.5 million for the nine months ended September 30, 2011, compared to $10.4 million in the same period in 2010. The increase in noninterest expense is attributable to additional costs absorbed as a result of the merger with ABI as our branch locations increased from five at September 30, 2010 to eight at September 30, 2011 as well as increases in additional credit related costs, specifically legal and loan expenses.

The income tax benefit for the nine months ended September 30, 2011 was $1.7 million, compared to an income tax benefit of $1.5 million for the nine months ended September 30, 2010. The tax benefit for the nine months ended September 30, 2011 is partially the result of benefits derived from tax-free municipal bonds and tax-free income earned on the bank-owned life insurance policies. In addition, as a result of the merger with ABI, there is a significant limitation on the amount of net operating losses and net unrealized built-in losses that can be utilized by the Company. As a result, the Company had a valuation allowance of $9.2 million at September 30, 2011 and $10.5 million at December 31, 2010. This was substantialy due to the deferred tax assets related to the merger with ABI as they are not “more likely than not” to be realized due to Section 382 of the Internal Revenue Code. During the nine-month period ended September 30, 2011, a portion of the valuation allowance attributable to the deferred tax assets related to the merger with ABI has been reduced. This reduction is attributable to the portion of the deferred tax asset that the Comapany deemed “more likely than not” to be realized.

Comparison of Operating Results for the Three Months Ended September 30, 2011 and 2010

Net income for the third quarter of 2011 was $1.3 million, or $.22 per diluted share, as compared to a net loss of $349,000, or $.20 per diluted share, for the same quarter last year. The increase in net income for the third quarter of 2011 as compared to the same period in 2010 was driven primarily by the acquisition of ABI that resulted in net accretion of purchase accounting adjustments. Net income also increased due to an increase in the income tax benefit of $943,000 for the quarter ended September 30, 2011.

50.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Net interest income was $6.0 million for the third quarter of 2011 compared to $3.7 million for the same period in 2010. Interest income for the quarter increased by $2.1 million when compared to the same period in the prior year. This increase is a result of an increase in average earning assets of $153.3 million and the yield on these assets. The increase in the average earning assets was due to the merger with ABI. Further, loans acquired in the merger with ABI had a yield that was higher than the contractual rate of interest as a result of purchase accounting adjustments. This resulted in additional interest income of approximately $961,000 for the three months ended September 30, 2011. Interest expense declined by $185,000 as a result of the reduction in short-term rates and utilizing less expensive wholesale funding to support the Company’s earning asset growth.

The net interest margin improved 61 basis points to 4.22% for the quarter, compared to 3.61% for the comparable period in 2010. This increase is mainly the result of the decreased costs of our interest-bearing liabilities in the current low interest rate environment coupled with the additional interest income on the loans acquired from ABI as discussed above. The impact of the additional interest income adds approximately 67 basis points to the net interest margin for the three months ended September 30, 2011.

Capital

The Company’s capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well-capitalized, adequately-capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 11.08%, 9.81% and 8.16%, respectively, at September 30, 2011. Bancorp also maintains capital levels that meet the same regulatory standards. If the capital ratios of Bancorp and the Bank were to fall below levels required under regulatory standards, it is their policy to increase capital in an amount sufficient to meet regulatory requirements within 30 days.

The Company has included in Tier 1 Capital and Total Capital a portion of the trust preferred securities that were issued in June 2004, December 2006 and June 2008 and acquired from ABI in November 2010.

Cash Flows and Liquidity

Cash Flows. The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances, Federal Reserve Bank borrowings and federal funds purchased. The Company uses cash from these and other sources to fund loan growth. Any remaining cash is used primarily to reduce borrowings and to purchase investment securities. During the first nine months of 2011, the Company’s cash and cash equivalent position increased by $2.7 million. The primary driver of the net cash increase is due to $1.4 million in proceeds from related party transactions as well as $2.9 million in proceeds from the sale of real estate owned.

Liquidity. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold. At September 30, 2011, the Company had $63.9 million in available-for-sale securities, $14.6 million of which was pledged to the Federal Reserve Bank for the Borrower in Custody Program.

51.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market and brokered certificates of deposit. The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the FHLB, Federal Reserve Discount Window and other commercial banks. These lines, in the aggregate amount of approximately $121.7 million, do not represent legal commitments to extend credit.

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

Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest rate risk management is to control this risk within limits approved by the board of directors and narrower guidelines approved by the Asset Liability Committee. These limits and guidelines reflect the Bank’s tolerance for interest rate risk. The Bank attempts to control interest rate risk by identifying and quantifying exposures. The Bank quantifies its interest rate risk exposures using sophisticated simulation and valuation models as well as simpler gap analyses performed by a third-party vendor specializing in this activity. There have been no material changes in the Bank’s primary market risk exposure or how those risks are managed since our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2010.

52.

JACKSONVILLE BANCORP, INC.

Item 3. Quantitative and Qualitative Disclosures about Market Risk (Cont.)

Management believes, under normal economic conditions, the best indicator of interest rate risk is the +/- 200 basis point “shock” (parallel shift) scenario. However, due to the current rate environment, the Bank’s internal policy on interest rate risk specifies that if interest rates were to shift immediately up or down 100 basis points, estimated net interest income for the next 12 months should change by less than 15%. The most current simulation projects the Bank’s net interest income to be within the parameters of its internal policy and has not changed materially from our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2010. Such simulation involves numerous assumptions and estimates, which are inherently subjective and are subject to substantial business and economic uncertainties. Accordingly, the actual effects of an interest rate shift under actual future conditions may be expected to vary significantly from those derived from the simulation to the extent that the assumptions used in the simulation differ from actual conditions.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Bancorp maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Bancorp files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon management’s evaluation of those controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q, the President and Chief Executive Officer and the Chief Financial Officer of Bancorp concluded that, subject to the limitations noted below, Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(c) Limitations on the Effectiveness of Controls

Bancorp’s management, including its President and Chief Executive Officer and its Chief Financial Officer, does not expect that its disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.

53.

JACKSONVILLE BANCORP, INC.

Item 4. Controls and Procedures (Cont.)

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

54.

JACKSONVILLE BANCORP, INC.

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

55.

JACKSONVILLE BANCORP, INC.

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

Exhibit No. 3.2: Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (4)

Exhibit No. 31.1: Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 31.2: Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 32: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

Exhibit No. 101.INS: XBRL Instance Document * (5)

Exhibit No. 101.SCH: XBRL Schema Document * (5)

Exhibit No. 101.CAL: XBRL Calculation Linkbase Document * (5)

Exhibit No. 101.DEF: XBRL Definition Linkbase Document * (5)

Exhibit No. 101.LAB: XBRL Label Linkbase Document * (5)

Exhibit No. 101.PRE: XBRL Presentation Linkbase Document * (5)

*	Included herewith

(1)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed May 14, 2010, File No. 000-30248.
(2)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed September 20, 2010, File No. 000-30248.
(3)	Incorporated herein by reference to Exhibit No. 3.1 to Form 8-K filed November 17, 2010, File No. 000-30248.
(4)	Incorporated herein by reference to Exhibit No. 3.2 to Form 8-K filed November 17, 2010, File No. 000-30248.
(5)	These interactive data files will not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.

56.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Date: November 14, 2011	/s/ Price W. Schwenck
Price W. Schwenck
President and Chief Executive Officer

Date: November 14, 2011	/s/ Valerie A. Kendall
Valerie A. Kendall
Executive Vice President
and Chief Financial Officer

57.

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

Exhibit No. 3.2: Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (4)

Exhibit No. 31.1: Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 31.2: Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act

Exhibit No. 32: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002

Exhibit No. 101.INS: XBRL Instance Document * (5)

Exhibit No. 101.SCH: XBRL Schema Document * (5)

Exhibit No. 101.CAL: XBRL Calculation Linkbase Document * (5)

Exhibit No. 101.DEF: XBRL Definition Linkbase Document * (5)

Exhibit No. 101.LAB: XBRL Label Linkbase Document * (5)

Exhibit No. 101.PRE: XBRL Presentation Linkbase Document * (5)

*	Included herewith

(1)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed May 14, 2010, File No. 000-30248.
(2)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed September 20, 2010, File No. 000-30248.
(3)	Incorporated herein by reference to Exhibit No. 3.1 to Form 8-K filed November 17, 2010, File No. 000-30248.
(4)	Incorporated herein by reference to Exhibit No. 3.2 to Form 8-K filed November 17, 2010, File No. 000-30248.
(5)	These interactive data files will not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.

58.