Form 10-K
period 2011-12-31
JACKSONVILLE BANCORP INC /FL/
filed 2012-03-30
CIK 1071264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2011 (based upon the per share closing sale price of $6.59 on June 30, 2011) was approximately $36,181,709.

There were 5,889,822 outstanding shares of common stock as of February 29, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2012 Annual Meeting

of Shareholders are incorporated by reference in Part III of this Annual Report.

SPECIAL CAUTIONARY NOTICE REGARDING

FORWARD-LOOKING STATEMENTS

Various of the statements made herein under the captions “Business”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Quantitative and Qualitative Disclosures about Market Risk”, “Risk Factors” and elsewhere, are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, including economic and market conditions, which may be beyond our control, and which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. You should not expect us to update any forward-looking statements, and we have no obligation to do so.

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “evaluate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities and tax laws, regulations and policies and their application by our regulators;

•	changes in accounting rules, practices and interpretations;

•

the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest-sensitive assets and liabilities;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of concentrations in our loan portfolio;

•	our ability to resolve nonperforming assets;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates and valuations;

•

the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth, expense savings and/or other results from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated; and

•	the effects of war or other conflicts, acts of terrorism, hurricanes, floods, tornados or other catastrophic events that may affect economic conditions.

Federal Deposit Insurance Corporation

The Jacksonville Bank is insured by the Federal Deposit Insurance Corporation (“FDIC”). This Annual Report on Form 10-K also serves as the annual disclosure statement of the Bank pursuant to Part 350 of the FDIC’s rules and regulations. This statement has not been reviewed or confirmed for accuracy or relevance by the FDIC.

PART I

Unless the context requires otherwise, references in this report to the “Company,” “we,” “us,” or “our” refer to Jacksonville Bancorp, Inc., its wholly owned subsidiary, The Jacksonville Bank, and the Bank’s wholly owned subsidiary, Fountain Financial, Inc., on a consolidated basis. References to “Bancorp” denote Jacksonville Bancorp, Inc., and The Jacksonville Bank is referred to as the “Bank.”

ITEM 1.	BUSINESS

General

Bancorp was incorporated under the laws of the State of Florida on October 24, 1997 for the purpose of organizing the Bank. Bancorp is a one-bank holding company owning 100% of the outstanding shares of the Bank. Bancorp’s only business is the ownership and operation of the Bank, which opened for business on May 28, 1999. The Bank is a Florida state-chartered commercial bank, and its deposits are insured by the FDIC. On November 16, 2010, Bancorp acquired Atlantic BancGroup, Inc. (“ABI”) by merger, and on the same date, ABI’s wholly owned subsidiary, Oceanside Bank, merged with and into the Bank. The Bank currently provides a variety of community banking services to businesses and individuals through its eight full-service branches in Jacksonville, Duval County, Florida, as well as “online banking” through its virtual branch.

We offer a variety of competitive commercial and retail banking services. In order to compete with the financial institutions in the market, we use our independent status to the fullest extent. This includes an emphasis on specialized services for small business owners with a particular focus on the medical and legal sectors. Additionally, we rely on the professional and personal relationships of our officers, directors and employees. Loan participations are arranged for customers whose loan demands exceed legal lending limits. Our product lines include personal and business online banking, and sweep accounts that may be invested in Goldman Sachs mutual funds, in addition to our traditional banking products. Furthermore, through the Bank’s subsidiary, Fountain Financial, Inc., and our marketing agreement with New England Financial (an affiliate of MetLife), we are able to meet the investment and insurance needs of our customers.

Substantial consolidation of the Florida banking market has occurred since the early 1980’s. We believe that the number of depository institutions headquartered and operating in Florida will continue to decline. Our marketing programs focus on the advantages of local management, personal service and customer relationships. Particular emphasis is placed on building personal face-to-face relationships. Our management and business development teams have extensive experience with individuals and companies within our targeted market segments in the Jacksonville area. Based on our experience, we believe that we have been and will continue to be effective in gaining market share as evidenced by Bancorp’s successful merger with ABI. The Bank currently has 106 employees. We are focused on small business, professionals and commercial real estate. Over the past five years, Bancorp’s Board of Directors (also referred to herein as the “Board”) has granted every employee of the Company (excluding executive officers) restricted stock.

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

The Company accounted for the merger under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair value, and identifiable intangible assets were recorded at fair value. We acquired approximately $158.0 million in net loans, $62.8 million in cash and cash equivalents and securities, $231.3 million in deposits and $9.5 million in borrowings in the ABI merger. We initially recorded $12.5 million in goodwill and $2.5 million in core deposit intangibles for the year ending December 31, 2010 as a result of the ABI merger.

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

Market Area and Competition

Our primary market area is all of Duval County (primarily the Southside, Westside, Arlington, Mandarin and Downtown areas of Jacksonville and Jacksonville Beach). Jacksonville is the largest city by area in the United States covering 841 square miles and is a leading financial and insurance center. Jacksonville is home to the National Football League’s Jacksonville Jaguars and is the corporate headquarters to a number of regional and national companies. Duval County has a strong commercial and industrial base, which has been steadily expanding in recent years.

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

We are in competition with existing area financial institutions, including commercial banks and savings institutions, insurance companies, consumer finance companies, brokerage houses, mortgage banking companies, credit unions, and other business entities which target traditional banking markets, through offices, mail, the internet, mobile devices and otherwise. We anticipate that significant competition will continue from existing financial services providers as well as new entrants to the market. We estimate that approximately 30 separate financial institutions are located in Duval County.

Funding Sources

Deposits

We offer a wide range of deposit accounts, including commercial and retail checking, money market, individual retirement and statement savings accounts, and certificates of deposit with fixed rates and a range of maturity options. Our sources of deposits are primarily residents, businesses, and employees of businesses within our market areas, obtained through personal solicitation by our officers and directors, direct mail solicitation, and advertisements published in the local media. We also have the ability to obtain deposits from the national and brokered CD markets as long as we are well capitalized for regulatory purposes, and otherwise from deposit listing and other services as an additional source of funding. We pay competitive interest rates on interest-bearing deposits. In addition, our service charge schedule is competitive with other area financial institutions, covering such matters as maintenance and per item processing fees on deposit accounts and special handling charges. We are also part of the Star, Cirrus, Presto and Plus ATM networks and a member of VISA.

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

Loan Portfolio Composition

The composition of the Bank’s core loan portfolio, excluding loans classified as held-for-sale at December 31, 2011 and 2010, is indicated below along with the decreases from December 31, 2010.

(dollars in thousands)	Total Loans December 31, 2011(1)	% of Total Loans	Total Loans December 31, 2010(1)	% of Total Loans	% Increase (Decrease) from December 31, 2010 to 2011
Real estate mortgage loans:
Commercial	$261,468	56.5%	$282,468	55.0%	(7.4%)
Residential	115,814	25.0%	136,771	26.7%	(15.3%)
Construction and land	45,891	9.9%	52,808	10.3%	(13.1%)
Commercial loans	35,714	7.7%	35,976	7.0%	(0.7%)
Consumer loans	3,955	0.9%	5,110	1.0%	(22.6%)

Total	$462,842	100.0%	$513,133	100.0%	(9.8)%

(1)	Total loans reflect merger with ABI

The following table sets forth the composition of our loans classified as held-for-sale portfolio at December 31, 2010:

	Amount	% of Total Loans
Real estate mortgage loans:
Commercial	$11,649	83.80%
Residential	1,401	10.10%
Construction and land	840	6.00%
Commercial loans	20	0.10%
Consumer loans	—	—

	$13,910	100.00%

There were no loans classified as held-for-sale at December 31, 2011.

Our nonperforming loans as a percentage of gross loans, excluding loans classified as held-for-sale, increased from 6.83% at December 31, 2010 to 10.13% at December 31, 2011. This increase was driven in part by the merger with ABI as well as the longevity of the economic recession, including the real estate market that continues to be challenging in the Bank’s geographic market. In addition, the Bank continues to be aggressive with its strategy to dispose of nonperforming assets in a prudent and reasonable manner.

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

Other

Consumer loans are extended for various purposes, including purchases of automobiles, recreational vehicles and boats. We also offer home improvement loans, lines of credit, personal loans, and deposit account collateralized loans. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to ten years.

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

Employees

As of February 29, 2012, the Bank had 106 employees. Except for certain officers of the Bank who also serve as officers of Bancorp, Bancorp does not have any employees. Management believes Company relations with its employees have been good.

Data Processing

We currently have an agreement with FIS, formerly known as Metavante Corporation, to provide our core processing and support certain customer products and delivery systems. We believe that FIS will continue to be able to provide state of the art data processing and customer service related processing at a competitive price to support our future growth.

Regulation and Supervision

Bank holding companies and banks are extensively regulated under federal and state law. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to us and our bank subsidiary’s business. Supervision, regulation, and examination of Bancorp and the Bank and our respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of bank depositors rather than holders of our capital stock. Any change in applicable law or regulation may have a material effect on our business.

We operate in a highly regulated environment, where statutes, regulations, and administrative policies govern our business activities. We are supervised by, examined by, and submit reports to, a number of regulatory agencies, including the Federal Reserve Board, in the case of Bancorp, and to the FDIC and the Florida Office of Financial Regulation (“OFR”), in the case of the Bank.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•

Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agencies. In addition, the federal bank regulators are expected to propose new capital and liquidity standards to implement those adopted by the Basel Committee on Banking Supervision (“Basel”), as part of its “Basel III” rules.

•

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act creates the Bureau as a separate agency funded by the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. Banks under $10 billion in assets are not subject to examination by the Bureau, however.

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

•

Compensation Practices. The Dodd-Frank Act provides that the securities and other federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. Together, the Dodd-Frank Act and the recent guidance on compensation may impact the current compensation policies at the Company.

•

Holding Company Capital Levels. The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies, limited generally to the same capital instruments permissible to insured depository institutions. Trust preferred securities, or TRUPs, issued prior to May 19, 2010 by bank holding companies with less than $15 billion in assets as of December 31, 2009 are exempt from these capital deductions entirely.

We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years. Although some regulations have been adopted under the Dodd-Frank Act, many more remain to be finalized. The nature, timing and effect of these requirements is unclear. The changes resulting from the Dodd-Frank Act and regulatory actions, as well as the Basel III capital and liquidity proposals, may increase our costs and reduce our revenue and profitability, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Federal Reserve Board

We are regulated by the Federal Reserve Board under the Federal Bank Holding Company Act (“BHC Act”), which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. Federal Reserve Board policy, which has been added also to the Federal Deposit Insurance Act by the Dodd-Frank Act, provides that a bank holding company must serve as a source of financial strength to its subsidiary bank(s). In adhering to the Federal Reserve Board policy, Bancorp may be required to provide financial support for the Bank at a time when, absent such policy, Bancorp may not otherwise deem it advisable to provide such assistance.

The Gramm-Leach-Bliley Act permits to authorize bank holding companies that qualify as “financial holding companies” to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. The activities of bank holding companies that are not financial holding companies continue to be limited to activities authorized under the BHC Act, such as activities that the Federal Reserve Board previously has determined to be closely related to banking and permissible for bank holding companies.

With respect to expansion, we may establish branch offices anywhere within the State of Florida with regulatory approval. The Dodd-Frank Act allows commercial banks and thrifts to branch interstate anywhere in the United States. We are also subject to the Florida banking and usury laws limiting the amount of interest that can be charged when making loans or other extensions of credit. In addition, the Bank, as a subsidiary of Bancorp, is subject to restrictions under federal law in dealing with Bancorp and other affiliates. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate, and the purchase of assets from an affiliate.

The primary source of Bancorp’s income is expected to be dividends from the Bank. A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows: No bank may pay a dividend at any time that the total of net income for the current year, when combined with retained net income from the preceding two years, produces a loss. The Bank could not pay dividends in 2010 and 2011 as our net loss at December 31, 2010 and net income at December 31, 2011 combined with retained earnings from the preceding two years produced a loss. The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

Under Federal Reserve policy, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay dividends, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or

•	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Loans and extensions of credit, as well as derivatives and other transactions by all banks are subject to legal lending limitations. Under state law, a state bank may generally grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person. In addition, a state bank may grant additional loans and extensions of credit to the same person of up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed these general lending limits only if they qualify under one of several exceptions. Section 611 of the Dodd-Frank Act prohibits state banks from engaging in derivative transactions unless a bank’s chartering state has adopted a law including credit exposure on derivatives in calculating loans to one borrower limits. At the end of 2011, the Bank did not have any derivative transactions although Bancorp had one interest rate swap not subject to this limitation on the Bank.

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

Under these capital categories, the Bank is classified as adequately capitalized. At December 31, 2011, the Bank’s total risk-based capital and Tier 1 risk-based capital ratios were 9.85% and 8.58%, respectively. The Tier 1 leverage ratio was 6.88% as of the same date. In addition to maintaining all capital levels at or above well-capitalized levels, the Bank is committed to maintaining a Tier 1 leverage ratio above 8% at all times and total risk-based capital above 10% at all times. If the capital ratios of the Bank were to fall below the levels required under regulatory standards, it is the Bank’s policy to increase capital in an amount sufficient to meet regulatory requirements within 30 days.

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

Enforcement Policies and Actions

The Federal Reserve, the FDIC and the OFR monitor compliance with laws and regulations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and others participating in the affairs of a bank or bank holding company.

In August 2008, and in connection with the FDIC’s February 2008 report of examination (the “Report”) of Jacksonville Bank, the Bank’s board of directors entered into a memorandum of understanding (“MOU”) with the FDIC and the OFR whereby the Bank agreed to comply in good faith with the requirements of the MOU. The MOU, among other things, required the Bank to:

•

Develop, submit and implement a written management plan, and notify the FDIC and the OFR if Jacksonville Bank proposes to add an individual to Jacksonville Bank’s board of directors or employ an individual as a senior executive officer.

•	Submit a business plan for 2008 through 2010 and a comprehensive annual budget and earnings forecast, and implement and review progress on the business plan.

•

Maintain a Tier 1 leverage capital ratio of not less than 8 percent and increase and maintain a total risk based capital ratio of not less than 10 percent, which shall be calculated at the end of each calendar quarter.

•	Within 30 days, charge-off the remaining balances of all assets classified “loss” in the Report.

•

Establish and maintain an adequate Allowance for Loan and Lease Losses (ALLL) and such reserve must be established by charges to current operating earnings; and implement a comprehensive policy and methodology in conformance with GAAP and regulatory guidelines for determining the adequacy of ALLL.

•

Develop specific plans and proposals to reduce and improve loan relationships which are subject to adverse classification or special mention in the amount of $1 million or more; not extend credit to any borrower who is obligated to Jacksonville Bank on any extension of credit that has been charged off by the bank or classified “loss” or “doubtful” in any report of examination so long as such credit remains uncollected; and amend its written loan policy to include comments and recommendations in the Report.

•

Establish an effective system to obtain the loan documentation necessary to properly underwrite and monitor the credit and take all necessary steps to correct and/or eliminate all technical exceptions listed in the Report; and implement a risk management program for commercial real estate loan concentrations consistent with regulatory guidance and recommendations in the Report.

•

Review liquidity objectives and develop a plan to maintain liquidity commensurate with the bank’s current risk profile, which plan should address balance sheet liquidity and other sources of available liquidity.

As a result of the MOU, management and the Bank’s board took the following actions:

Credit Related:

•	Charged-off all remaining balances on loans deemed “loss” in the Report.

•	Amended the loan policy to include items mentioned in the Report.

•	Implemented a more comprehensive policy and methodology in assessing the adequacy of the ALLL and reassessed the adequacy of the first quarter 2008 analysis.

•	Created Cited Loan Reports and began reporting them to the Jacksonville Bank board of directors on a monthly basis.

•	Began monitoring Commercial Real Estate concentrations and developed a plan to reduce the exposure.

•	Strengthened the loan documentation process and corrected all exceptions identified in the Report.

Staffing:

•	Management and the Jacksonville Bank board performed a staffing analysis which resulted in upgrading two management positions (portfolio manager and deposit operations manager).

Although the Bank believes that it has complied generally with the terms of the Memorandum, it did not meet the 8% Tier 1 leverage ratio requirement at December 31, 2011 and does not expect to meet this requirement until it raises additional capital and/or reduces its assets.

Anti-Money Laundering Regulation

The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with this Act’s money laundering provisions in acting upon acquisition and merger proposals, and sanctions for violations of this Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million.

Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA PATRIOT Act”), financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

Concentrations of Real Estate Loans

During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50 percent or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to Real Estate Investment Trusts (“REIT”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded.

The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits, as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

•	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or

•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type.

The Guidance applies to our CRE lending activities due to the concentration in construction and land development loans. At December 31, 2011, we had outstanding $43.3 million in commercial construction and residential land development loans and $0 in residential construction loans to individuals, which represented approximately 94.0% of the Bank’s total risk based capital at December 31, 2011. Our total loans for multi-family, nonfarm, nonresidential properties, as well as construction, land development and land loans was $321.2 million, approximately 696.5% of the Bank’s total risk-based capital at December 31, 2011.

We have always had significant exposures to loans secured by commercial real estate due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate to managing our concentrations as required under the Guidance. The federal bank regulators are looking more closely at the risks of various assets and asset categories and risk management, and the need for additional rules regarding liquidity, as well as capital rules that better reflects risk.

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of Bancorp and the Bank are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve regulates the supply of money through various means, including open market dealings in United States government securities, the discount rate at which banks may borrow from the Federal Reserve, and the reserve requirements applicable to deposits.

Beginning in 2008, the Federal Reserve has taken a number of actions to keep interest rates low and provide liquidity to the markets. In addition to changing the discount rate and the terms of the discount window, the Federal Reserve has reduced the targeted federal funds rate to 0-0.25% and has announced that it expects to keep it within such range through late 2014. In addition, the Federal Reserve has engaged in two rounds of “quantitative easing” by buying bonds in the market, and Operation Twist, where the Federal Reserve bought longer term bonds while selling shorter term holdings in an effort to reduce long term interest rates.

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

For Additional Information

We are required to comply with the informational requirements of the Securities Exchange Act of 1934, as amended, and, accordingly, we file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read or obtain a copy of these reports at the SEC’s public reference room at 100 F. Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the public reference room and their copy charges by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains registration statements, reports, proxy information statements and other information regarding registrants that file electronically with the SEC. The address of the website is http://www.sec.gov. You may also access our filings with the SEC through our website at http://www.jaxbank.com. Information on our website is not incorporated by reference into this report. You may also obtain copies of our filings with the SEC, including this Annual Report on Form 10-K, free of charge, by writing to Glenna Riesterer, Corporate Secretary, Jacksonville Bancorp, Inc., 100 North Laura Street, Jacksonville, Florida 32202.

ITEM 1A.	RISK FACTORS

An investment in our common stock involves a number of risks. Before making an investment decision, you should carefully consider all of the risks, including those discussed below and elsewhere in this report. If any of the events contemplated by the risk factors discussed below actually impact us, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our common stock could decline.

RISKS RELATED TO OUR BUSINESS

We operate in a heavily regulated environment.

We and our subsidiaries are regulated by several regulators, including the Federal Reserve, the FDIC and the OFR. Our success is affected by state and federal regulations affecting banks and bank holding companies, and the securities markets and securities and insurance regulators. Banking regulations are primarily intended to protect depositors, not shareholders. The financial services industry also is subject to frequent legislative and regulatory changes and proposed changes, including sweeping changes resulting from the Dodd-Frank Act, the effects of which cannot be predicted.

Difficult market conditions have adversely affected and may continue to affect us and the financial services industry.

We are exposed to downturns in the U.S. economy, and particularly the local markets in which we operate in Florida. Declines in the housing markets, including falling home prices and low sales volumes, as well as foreclosures, have negatively affected the credit performance of mortgage and commercial real estate loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks, as well as the Bank. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and the tightening of credit have led to increased levels of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, reduced real estate values and sales volumes, reduced credit availability for real estate borrowers and reductions in business activity generally. The resulting economic pressure on consumers and borrowers, and reduced confidence in the financial markets, has adversely affected our business, financial condition and results of operations. Although the difficult conditions in the financial markets appear to be stabilizing or improving, a continuation or worsening of present conditions would likely have adverse effects on us and other financial institutions. In particular:

•

Our ability to assess the creditworthiness of our customers or to estimate the values of our assets and collateral for loans will be reduced if the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates. We estimate losses inherent in our credit exposure, the adequacy of our allowance for loan losses and the values of certain assets by using estimates based on difficult, subjective, and complex judgments, including estimates as to the effects of economic conditions and how these economic conditions might affect the ability of our borrowers to repay their loans or the value of assets.

•

Our ability to borrow from other financial institutions on favorable terms or at all, or to raise capital, could be adversely affected by disruptions in the capital markets or other events, including, among other things, changes in investor expectations.

•

Failures of other depository institutions in our markets and increasing consolidation of financial services companies as a result of current market conditions could increase our deposits and assets, necessitating additional capital, and may have unexpected adverse effects upon our ability to compete effectively or attract capital.

We have incurred losses in the past two years and there is no assurance that these losses will not continue in future periods.

We have incurred losses in the past two years and there is no assurance that these losses will not continue in future periods.

If economic conditions in the Jacksonville, Florida area further deteriorate, borrowers’ ability to repay loans may deteriorate and the underlying value of our loan collateral may decline.

Our success depends on the general economic conditions of the markets we serve. Unlike larger organizations that are more geographically diverse, our operations are concentrated in the Jacksonville, Florida area. As a result of our geographic concentration, our financial results depend largely upon economic conditions in this market area. If economic conditions in our market area continue to deteriorate, the number of borrowers that are unable to repay their loans on a timely basis could increase. This is particularly true because a number of our borrowers are small businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, their ability to repay loans may be especially adversely affected during economic downturns. This could lead to higher rates of loss and loan payment delinquencies. Moreover, the value of the real estate or other collateral that may secure our loans could be adversely affected if economic conditions in Jacksonville deteriorate further. If a borrower is unable to repay its loan and the value of the underlying real estate collateral declines to a point that is below the amount of our loan then we will suffer a loss.

Weaknesses in the real estate markets, including the secondary market for residential mortgage loans, have adversely affected us and may continue to adversely affect us.

The effects of ongoing mortgage market challenges, combined with the correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values, further adversely affecting the liquidity and value of collateral securing commercial loans for residential land acquisition, construction and development, as well as residential mortgage loans and residential property collateral securing loans that we hold, mortgage loan originations and gains on sale of mortgage loans. Declining real estate prices have caused higher delinquencies and losses on certain mortgage loans, generally, particularly second lien mortgages and home equity lines of credit. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for, and liquidity of, most residential mortgage loans other than conforming Fannie Mae and Freddie Mac loans. These trends could continue, notwithstanding various government programs to boost the residential mortgage markets and stabilize the housing markets. Declines in real estate values, home sales volumes and financial stress on borrowers as a result of job losses, interest rate resets on adjustable rate mortgage loans or other factors could have further adverse effects on borrowers that result in higher delinquencies and greater charge-offs in future periods, which would adversely affect our financial condition, including capital and liquidity, or results of operations. In the event our allowance for loan losses is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected.

Our concentration of real estate loans could result in further increased loan losses and needs for regulatory capital.

Our total real estate loans were 91.4% and 92.0% of our total loans at December 31, 2011 and 2010, respectively. CRE loans are especially cyclical and pose risks of loss to us due to concentration levels and similar risks of the asset, especially since we had 66.4% and 65.3% of our loan portfolio in CRE loans at year-end 2011 and 2010, respectively. The banking regulators continue to give CRE lending greater scrutiny, and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing, as well as higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.

Liquidity risks could affect operations and jeopardize our financial condition.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our funding sources include federal funds purchases, securities sold under repurchase agreements, non-core deposits, and short- and long-term debt. The Bank is a member of the Federal Home Loan Bank of Atlanta, where we can obtain advances collateralized with eligible assets. The Bank also can use eligible collateral to borrow from the Federal Reserve Bank of Atlanta. We maintain a portfolio of securities that can be used as a secondary source of liquidity. There are other sources of liquidity available to us should they be needed, including our ability to acquire additional non-core deposits (subject to applicable regulatory restrictions, if any), the issuance and sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities or on terms which are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the continued deterioration in credit markets.

Bancorp has material company debt in the form of junior subordinated debt related to trust preferred securities and senior revolving debt.

Bancorp had approximately $16.0 million of junior subordinated debentures issued incident to trust preferred securities, and another $4.3 million of other liabilities, including revolving debt outstanding and owing to Bancorp directors at December 31, 2011. Bancorp historically has depended upon dividends from the Bank to pay its expenses, including interest on, and principal of, Bancorp’s indebtedness. Currently, the Bank cannot pay dividends on its common stock without prior regulatory approval while maintaining acceptable capital. Bancorp has depended on the revolving line of credit from its directors and cash on hand to pay its operating and interest expenses. Bancorp had approximately $1.9 million of cash on December 31, 2011, and $1.0 million of available funds under its revolving line of credit. There is no assurance that the amount of cash and borrowing capacity under the existing lines of credit will be sufficient to meet Bancorp’s expenses after 2012.

Changes in accounting and tax rules applicable to banks could adversely affect our financial conditions and results of operations.

From time to time, the FASB and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions. We could experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we need to support such growth.

Reputational risk and social factors may impact our results.

Our ability to originate and maintain accounts is highly dependent upon customer and other external perceptions of our business practices and our financial health. Adverse perceptions regarding our business practices or our financial health could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or our industry as a whole, may also adversely impact our reputation. Adverse impacts on our reputation, or the reputation of our industry, may also result in greater regulatory or legislative scrutiny, which may lead to laws, regulations or regulatory actions that may change or constrain the manner in which we engage with our customers and the products we offer. Adverse reputational impacts or events may also increase our litigation risk.

The loss of key personnel may adversely affect our operating results.

Our success is, and is expected to remain, highly dependent on our senior management team. We rely heavily on our senior management because, as a community bank, it is our management’s extensive knowledge of, and relationships in, the community that generate business for us. Successful execution of our growth strategy will continue to place significant demands on our management and the loss of any such person’s services may adversely affect our growth and profitability. We are primarily dependent upon the services of Price W. Schwenck, President and Chief Executive Officer; Scott M. Hall, Executive Vice President and Bank President; and Valerie A. Kendall, Executive Vice President and Chief Financial Officer. If the services of these individuals were to become unavailable for any reason, or if we were unable to hire highly qualified and experienced personnel to replace them, our operating results could be adversely affected.

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

Due to the nature of our market, a significant portion of our loan portfolio has historically been secured with real estate. As of December 31, 2011, approximately 56.5% of our $462.8 million loan portfolio was secured by commercial real estate.

The recent downturn in the real estate market, the continued deterioration in the value of collateral, and the local and national economic recessions have adversely affected our clients’ ability to sell or refinance real estate and repay their loans. If these conditions persist, or get worse, our clients’ ability to repay their loans will be further eroded. In the event we are required to foreclose on a property securing one of our mortgage loans or otherwise pursue our remedies in order to protect our investment, we may be unable to recover enough from the collateral to prevent a loss to us due to prevailing economic conditions, real estate values and sales volumes, lack of alternative financing and other factors associated with the ownership of real property.

The amount that we, as a mortgagee, may realize after a default and foreclosure is dependent upon factors outside of our control, including, but not limited to:

•	general or local economic conditions;

•	environmental cleanup liability;

•	neighborhood values;

•	real estate tax rates;

•	operating expenses of the foreclosed properties;

•	ability to obtain and maintain adequate occupancy of the properties;

•	zoning laws, governmental rules, regulations and fiscal policies; and

•	natural disasters.

Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. Therefore, the cost of operating real property may exceed the rental income earned from such property, and we may have to advance funds in order to protect our investment or we may be required to dispose of the real property at a loss.

We are exposed to risk of environmental liabilities with respect real estate owned.

In the course of our business, we foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We have been aggressively managing problem assets and, as a result, we have taken title to the underlying collateral for a number of underperforming loans. As of December 31, 2011, we had approximately $8.0 million categorized as “other real estate owned.” We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our regulatory requirements, would be adversely affected.

Both Bancorp and the Bank must meet regulatory capital requirements and maintain sufficient capital and liquidity and our regulators may modify and adjust such requirements in the future. The Bank has agreed in Memorandum with the FDIC and the OFR to maintain a total risk-based capital ratio of 10.00% and a Tier 1 leverage or “core” ratio of 8.00% after January 31, 2010. At December 31, 2011, we were adequately capitalized for regulatory purposes, and does not meet the capital requirements of the Memorandum. If this noncompliance or other events cause the Bank to become subject to formal enforcement action, the FDIC could determine that the bank is no longer “well capitalized” for regulatory purposes. Our failure to remain “well capitalized” for bank regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to make distributions on our trust preferred securities, and our business, results of operation, liquidity and financial condition, generally. If we were deemed “adequately capitalized”, we could only accept or renew brokered deposits if we received a waiver from the FDIC and we could only pay rates not more than 75 basis points over the local or national market for similar deposits. Any lower levels of capital would preclude our future use of brokered deposits. At December 31, 2011, the Bank had approximately $17.7 million of brokered deposits, and $50.3 million of non-brokered deposits obtained outside our local markets.

We expect to need to raise additional capital in 2012 to improve our asset quality, Bancorp’s liquidity and to meet our regulatory capital requirements. Our ability to raise additional capital will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market condition, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise sufficient additional capital as needed on terms acceptable to us. If we fail to meet our capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

Additional capital may not be available when needed, and if available, could result in dilution of our shareholders’ ownership interests.

Any capital that is generated by our operations over the next several years is expected to be needed to support our operations. Additionally, our Board may determine from time to time that, we need to obtain additional capital through the issuance of additional shares of our common stock or other securities. These issuances likely would dilute the ownership interest of our then-current shareholders, including the per share book value of our common stock and would only require shareholder approval under certain circumstances. The terms of security issuances by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants, which may have a further dilutive effect. Also, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs, whether or not an offering is completed successfully. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

All of our loan portfolios have been affected by the sustained economic weakness of our markets and the effects of higher unemployment rates. Our commercial and residential real estate and real estate-related loans have been especially affected by adverse market conditions, including reduced real estate prices and sales levels.

All our loans, but particularly our commercial and residential real estate and real estate-related loans, especially construction and development loans, have been affected adversely by the on-going correction in real estate prices, reduced levels of sales during the recession, and the economic weakness of our Florida markets and the effects of higher unemployment rates. We may have to increase our allowance for loan losses through additional provisions for loan losses because of continued adverse changes in the economy, market conditions, and events that adversely affect our customers or markets. Our business, financial condition, liquidity, capital (especially tangible common equity), and results of operations could be materially adversely affected by additional provisions for loan losses.

We are subject to internal control reporting requirements that increase compliance costs and failure to comply timely could adversely affect our reputation and the value of our securities.

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company

Accounting Oversight Board and Nasdaq. In particular, we are required to include management reports on internal controls as part of our annual report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. The SEC also has proposed a number of new rules or regulations requiring additional disclosure, including compensation rules under the Dodd-Frank Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to track and comply with the various rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.

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

Uncertainty about the economy and its direction and growth as well as high unemployment have adversely affected the financial markets. Loan portfolio performances have deteriorated at many financial institutions, including ours, resulting from, among other factors, a weak economy and a decline in the value of the collateral supporting loans, especially with respect to Florida real estate. Stock prices of bank holding companies, like us, have been negatively affected by the recent and current conditions in the financial markets, as has our ability to raise capital as needed, compared to the period preceeding the latest economic recession.

Our location on the east coast of Florida makes us susceptible to weather-related problems.

Our Bank branches and corporate headquarters are located in the Jacksonville, Florida area and are vulnerable to tropical storms, hurricanes, tornadoes and flood and wind damage. We cannot predict whether or to what extent damage that may be caused by future weather events will affect our operations or the economies in our current or future market areas, but such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in the delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future weather events. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in our markets.

Recent legislation and government actions in response to market and economic conditions may significantly affect our operations, financial condition and earnings.

The Dodd-Frank Act restructures the regulation of depository institutions and the financial services industry. The CFPB was created largely to administer and enforce consumer and fair lending laws, a function that has historically been performed by the depository institution regulators. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the act are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible changes to future consumer and fair lending regulations. The Dodd-Frank Act also permanently increased the limits on federal deposit insurance to $250,000.

In addition, the federal government is coordinating reforms with other countries. There can be no assurance that these various initiatives or any other future legislative or regulatory initiatives will be successful at improving economic conditions globally, nationally or in our markets, or that the measures adopted will not adversely affect our operations, financial condition, and earnings.

The costs of FDIC assessments have increased substantially since 2008 and are expected to continue to adversely affect our results of operations.

Regulatory assessments increased substantially, from $417,000 in 2008 to $1.0 million in each of 2009, 2010 and 2011. We expect to pay higher FDIC premiums in the future. Bank failures have significantly depleted the FDIC’s DIF and reduced its ratio of reserves to insured deposits. The FDIC has adopted a revised risk-based deposit insurance assessment schedule which raised deposit insurance premiums, and the FDIC has also implemented a special assessment on all depository institutions. Additional special assessments may be imposed by the FDIC for future periods. These actions have significantly increased our noninterest expense in 2009, 2010 and 2011 and are expected to increase our costs for the foreseeable future, especially with our levels of problem assets and related risks. Such costs will continue to adversely affect our results of operations.

Increases to our allowance for loan losses would reduce our earnings.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan. Management maintains an allowance for loan losses based on, among other things, anticipated experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectibility is considered questionable. Our regulators may also require us to add to our provision for loan losses in the ordinary course of their review of the Bank.

As of December 31, 2011, our allowance for loan losses was $13.0 million, which represented 2.82% of our total amount of loans. We had approximately $46.9 million in nonperforming loans as of December 31, 2011 plus 8.0 million of real estate owned assets, compared to $35.0 million and $5.7 million, respectively, as of December 31, 2010. We monitor our asset quality and seek to maintain an adequate loan loss allowance. The allowance may not prove sufficient to cover future loan losses. Further, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our nonperforming or performing loans. Accordingly, the allowance for loan losses may not be adequate to cover loan losses, or significant increases to the allowance may be required in the future if economic conditions should worsen. Material additions to our allowance for loan losses would result in a decrease of our net income and our capital, among other adverse consequences.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

At December 31, 2011, our nonperforming loans were $46.9 million, or 10.1% of our gross loan portfolio, and our nonperforming assets (which include nonperforming loans) were $54.9 million, or 9.8% of total assets. In addition, we had approximately $7.8 million in accruing loans that were 30-89 days delinquent at December 31, 2011.

Until economic and market conditions improve, we may continue to incur additional losses relating to nonperforming loans including losses on potential disposition of loans and foreclosed assets. We do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. We incur the costs of funding problem assets and other real estate owned, however. When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to our then fair value less expected selling costs, which, when compared to the principal amount of the loan, may result in a loss. In addition, given the increased levels of mortgage foreclosures in our market areas, the foreclosure process is now taking longer than it has in the recent past; this has served to increase the cost of foreclosures and the time needed to take title to the underlying property. Once we take possession to foreclosed real estate, the costs of maintenance, taxes, security and potential environmental liability can be significant and serve to decrease the amount of recovery we may realize upon a sale of the property. As described above, our nonperforming assets can adversely affect our net income in a variety of ways, which negatively affects our results of operations and financial condition. While we have used loan sales, workouts, restructurings and otherwise to improve our levels of problem assets, decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans in the future, or that nonperforming assets will not result in further losses in the future.

We have had to adjust the valuation allowance against our deferred tax assets and reduce our deferred tax asset to zero.

We evaluate the deferred tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between the future projected operating performance and the actual results as of the end of 2011, we determined to establish a valuation allowance for all our deferred tax assets, based on available evidence at the time, that it was more likely than not that some portion or all of the deferred tax assets would not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments, either increases or decreases, to the deferred tax asset valuation allowance will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry-back or carry-forward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, we may or may not be able to recapture these deferred tax assets in future periods.

We could be negatively impacted by changes in interest rates and economic conditions.

Our results of operations and financial condition may be materially and adversely affected by changes in prevailing economic conditions, including continued declines in real estate market values and sales volumes, rapid changes in interest rates or the yield curve, and the monetary and fiscal policies of the federal government. Our profitability is largely a function of the spread between the interest rates earned on investments and loans and those paid on deposits and other liabilities. Changes in interest rates may negatively affect our earnings and the value of our assets. Changes in interest rates may affect our levels of interest income, interest expense and net interest spread and margin. If our assets reprice more slowly than our deposits and other liabilities, our earnings will be adversely affected if interest rates rise, but will benefit if the interest rates on our earning assets rise more quickly than the interest rates we pay on our deposits and other liabilities. Most banks, including us, have experienced compression and reduced interest spreads and margins as a result of current historically low interest rates. Our interest spreads and net interest margins are also affected by the shape of the yield curve, which is affected especially by monetary policy, including the Federal Reserve’s actions to keep interest rates low in recent years and its stated intent to maintain this stance into late 2014. While we seek to manage our interest-rate risk, these measures are based on estimates and assumptions that may not be realized.

We are dependent on the operating performance of the Bank to provide us with operating funds in the form of cash dividends, and the Bank is subject to regulatory limitations regarding the payment of dividends.

We are a bank holding company and are dependent upon dividends from the Bank for funds to pay expenses and, if declared, cash dividends to shareholders. A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except no bank may pay a dividend at any time that the total of net income for the current year when combined with retained net income from the preceding two years produces a loss. The Bank cannot currently pay dividends without prior regulatory approval. Therefore, the Bank may not be able to provide us with adequate funds to conduct our ongoing operations, which would adversely affect our results of operations and financial condition.

We compete in a highly competitive market.

We face competition for deposits, loans and other financial services from other community banks, regional banks, out-of-state and in-state national banks, savings banks, thrifts, credit unions and other financial institutions as well as other entities that provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, insurance companies, mutual funds, and other lending sources and alternative investment providers. Some of these financial institutions and financial services organizations are not subject to the same degree of regulation as we are. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. Larger competitors may be able to price loans and deposits more aggressively than we can, and have broader customer and geographic bases to draw upon.

Our lending limit restricts our ability to compete with larger financial institutions.

Our per customer lending limit is approximately $10.0 million, subject to further reduction based on regulatory criteria relevant to any particular loan. Accordingly, the size of loans which we can offer to potential customers is less than the size that many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in the market. We seek to accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks although this market has been disrupted from time to time in recent years, as other banks have exited the market or failed, and we may lose loans to competitors.

We may need to spend significant money to keep up with technology so we can remain competitive.

The banking industry continues to undergo rapid technological changes with frequent introduction of new technology-driven products and services. In addition to providing better service to customers, the effective use of technology increases efficiency and may enable us to reduce costs. Our future success depends in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional operating efficiencies. Many of our competitors have substantially greater resources to invest in technological improvements. Such technology may permit competitors to perform certain functions at a lower cost than we can. We may not be able to implement new technology-driven products and services effectively or efficiently or be successful in marketing these to our customers.

Periodic testing of the carrying value of our goodwill could result in impairment of goodwill.

Goodwill is initially recorded at fair value and is not amortized, but is reviewed for impairment at least annually or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Given the current economic environment and conditions in the financial markets, we could be required to evaluate the recoverability of goodwill prior to our normal annual assessment if we experience disruption in our business, unexpected significant declines in our operating results, or continued market capitalization declines. This testing could result in goodwill impairment charges in the future. These non-cash impairment charges could adversely affect our results of operations in future periods, and could also significantly impact certain financial ratios and limit our ability to obtain financing or raise capital in the future. Although a goodwill impairment charge reduces total recorded equity capital, it does not adversely affect the calculation of our regulatory capital, which excludes goodwill from both assets and capital. As of December 31, 2011, we had $3.1 million in goodwill, which represented approximately .56% of our total assets.

Confidential customer information transmitted through the Bank’s online banking service could be vulnerable to security breaches and computer viruses, which could expose the Bank to litigation and adversely affect its reputation and ability to generate deposits.

The Bank provides its customers the ability to bank online. The secure transmission of confidential information over the Internet is a critical element of online banking. The Bank’s network or those of its customers could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that the Bank’s activities or the activities of its customers involve the storage and transmission of confidential information, security breaches and viruses could expose the Bank to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in the Bank’s systems and could adversely affect its reputation and its ability to generate deposits.

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

We may issue additional shares of common or preferred stock securities, which may dilute the interests of our shareholders, and may adversely affect the market price of our common stock.

We are currently authorized to issue up to 40 million shares of common stock, of which 5,889,822 shares were outstanding as of February 29, 2012, and up to 10 million shares of preferred stock, none of which were issued or outstanding. Our board of directors has the authority, and in the case of a public offering or nonconvertible preferred stock, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares, and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders, including the book value of each share of our common stock.

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

We do not anticipate that dividends will be paid on our common stock for the foreseeable future and intend to retain all earnings, if any, to support our business.

The market price of our common stock may be volatile.

The market price of our common stock is subject to fluctuations as a result of a variety of factors, some of which may be beyond our control. Factors affecting the volatility of the trading price of our common stock include:

•	quarterly variations in our operating results or those of other banking institutions;

•	changes in local, regional and national economic conditions, financial markets or the banking industry;

•	announcements of new products or services by us or our competitors; and

•	other developments affecting us or other financial institutions.

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

Shares of common stock are not an insured deposit.

Shares of our common stock are not a bank deposit and are not insured or guaranteed by the FDIC or any other government agency. Investment in our common stock is subject to investment risk, which could result in the loss of the entire investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Property Location in Jacksonville	Year Location Established	Approximate Square Footage	Owned / Leased
Headquarters/Branch Office(1) 100 North Laura Street	2004	14,815	Lease

Branch Office 10325 San Jose Boulevard	1998	3,567	Own

Branch Office 12740-200 Atlantic Boulevard	2000	3,080	Own

Branch Office(2) 4343 Roosevelt Boulevard	2005	3,127	Lease

Branch Office(3) 7880 Gate Parkway	2006	9,372	Lease

Branch Office 1315 South 3rd Street	2010	4,588	Own

Branch Office 560 Atlantic Boulevard	2010	1,968	Own

Branch Office(4) 14288 Beach Boulevard	2011	3,883	Lease

Branch Office(5) 1790 Kernan Boulevard	2010	3,120	Own Building/Lease Land

(1)

The Bank had a ten-year lease that expired September 30, 2014 for our headquarters location which specified rent of $20.00 per square foot and was subject to annual increases of $0.50 per square foot on October 1st of each year through September 14, 2012. The Bank amended this lease effective April 25, 2011 to extend the lease term until September 30, 2016. The Bank has five renewal options, each to extend the term of the lease for five years, the first option term commencing on October 1, 2014, and the last option term ending on September 30, 2039.

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

(3)

The Bank took occupancy of this branch on January 13, 2006 and opened for business on June 9, 2006. The Bank has a ten-year lease that expires January 13, 2016 for this branch, which specifies rent of $210,870 per annum and is subject to annual increases on the anniversary date to the extent of any percentage change that occurs in the consumer price index for all urban consumers. The Bank has two renewal options, each to extend the term of the lease for five years, the first option term commencing on January 13, 2016, and the last option term ending on January 13, 2026.

(4)

The Bank took occupancy of this branch on July 31, 2011 and opened for business on November 1, 2011. The Bank has a ten-year lease that expires on October 31, 2021 for this branch, which specifies rent of $81,543 per annum and is subject to an increase of 10% on the fifth anniversary of the rent commencement date. Due to the proximity of this branch to the Bank’s branch located at 13799 Beach Boulevard, the Bank cancelled the lease at 13799 Beach Boulevard effective November 23, 2011 and closed this location for business on October 28, 2011.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Stock Market (Nasdaq Global Market) under the symbol JAXB. The following table shows the high and low sale prices of our common stock for each quarter of 2010 and 2011.

Year	Quarter	High	Low
2010	First	$11.00	$9.07
	Second	$12.86	$8.56
	Third	$10.90	$7.37
	Fourth	$9.00	$7.00

2011	First	$7.40	$6.49
	Second	$6.99	$6.00
	Third	$6.59	$3.95
	Fourth	$4.89	$2.90

As of February 29, 2012, Bancorp had 5,889,822 outstanding shares of common stock, par value $.01 per share, held by approximately 670 registered shareholders of record.

It is the policy of Bancorp’s Board to reinvest earnings for such period of time as is necessary to ensure its successful operations. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on Bancorp’s earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by Bancorp’s Board. For more information regarding Bancorp’s ability to pay dividends and restrictions thereon, please refer to the section captioned Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

COMPANY PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the last quarter of 2011.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 have been derived from our Consolidated Financial Statements. The ratios and other data are unaudited and have been derived from our records. The information presented below should be read in conjunction with the Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Annual Report on Form 10-K.

At or for the Year Ended December 31,

(Dollars in thousands, except per share figures)

	2011(1)	2010(1)	2009	2008	2007
Financial Condition Data:
Cash and cash equivalents	$9,955	$20,297	$5,647	$10,148	$6,035
Securities, available for sale and held to maturity	63,140	62,356	22,171	29,734	29,777
Loans held-for-sale	—	13,910	—	—	—
Loans, net	449,583	499,696	384,133	374,993	339,265
Goodwill	3,137	12,498	—	—	—
Other intangible assets, net	1,774	2,376	—	—	—
All other assets	33,836	40,700	26,860	19,124	16,885

Total assets	$561,425	$651,833	$438,811	$433,999	$391,962

Deposit accounts	473,907	562,187	370,635	345,544	288,893
Other borrowings	55,837	34,886	39,777	60,550	74,830
All other liabilities	2,337	2,901	1,131	1,060	1,610
Shareholders’ equity	29,344	51,859	27,268	26,845	26,629

Total liabilities and shareholders’ equity	$561,425	$651,833	$438,811	$433,999	$391,962

	2011	2010	2009	2008	2007
Operations Data:
Total interest income	$30,744	$23,962	$23,204	$25,563	$26,808
Total interest expense	7,016	8,282	9,729	13,560	14,419

Net interest income	23,728	15,680	13,475	12,003	12,389
Provision for loan losses	12,392	16,988	4,361	3,570	542

Net interest income (loss) after provision for loan losses	11,336	(1,308)	9,114	8,433	11,847

Noninterest income	1,531	1,174	841	1,178	1,184
Noninterest expenses	30,152	17,124	9,983	9,805	8,485

Income (loss) before income taxes (benefit)	(17,285)	(17,258)	(28)	(194)	4,546
Income tax expense (benefit)	6,774	(5,816)	(104)	(229)	1,588

Net income (loss)	$(24,059)	$(11,442)	$76	$35	$2,958

Per Share Data:
Basic earnings (loss) per share	$(4.09)	$(5.07)	$.04	$.02	$1.70
Diluted earnings (loss) per share	(4.09)	(5.07)	.04	.02	1.63
Dividends declared per share	—	—	—	—	—
Total shares outstanding at end of year	5,889,822	5,888,809	1,749,243	1,748,599	1,746,331

	2011	2010	2009	2008	2007
Ratios and Other Data:
Book value per share at end of year	$4.98	$8.81	$15.59	$15.35	$15.25
Return on average assets	(3.93)%	(2.42%)	0.02%	0.01%	0.82%
Return on average equity	(44.53)%	(37.52%)	0.28%	0.13%	12.08%
Average equity to average assets	8.82%	6.46%	6.22%	6.40%	6.76%
Interest rate spread during the period	3.96%	3.28%	2.89%	2.46%	2.90%
Net yield on average interest-earning assets	4.19%	3.52%	3.23%	2.97%	3.56%
Noninterest expenses to average assets	4.92%	3.62%	2.30%	2.33%	2.34%
Average interest-earning assets to average interest-bearing liabilities	1.19	1.13	1.15	1.15	1.16
Nonperforming loans and foreclosed assets as a percentage of total assets at end of year(2) .	9.77%	6.25%	2.91%	2.89%	0.18%
Allowance for loan losses as a percentage of total loans at end of year(2)	2.82%	2.55%	1.75%	1.24%	0.91%
Total number of banking offices(3)	8	9	5	5	5

(1)	Amounts reflect merger with ABI.
(2)	Nonperforming loans and total loans exclude amounts classified as loans held-for-sale as of December 31, 2010.
(3)	Amount represents banking offices operating at December 31 of each year.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Years Ended December 31, 2011, 2010 and 2009

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

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses; and maintaining strong asset quality. Our current strategy is to focus on reducing our overall exposure to substandard assets in a prudent manner by taking into consideration the preservation of our capital. In addition, our strategy focuses on disposing of nonperforming assets and replacing them with strong performing assets over the year ahead.

2011 Executive Overview

The following were significant factors related to 2011 results as compared to 2010. The 2011 performance is reflective of the current low interest rate environment which has placed significant pressure on our margin, largely on the repricing of our assets. It also demonstrates the continued depressed real estate market that has been ongoing in the market in which the Bank operates. During 2011, our total gross loans decreased by $50.2 million, or 9.8%.

Total deposits decreased by $88.3 million, or 15.7%, during 2011. This amount reflects an approximate $27.9 million in national and brokered CD run-off. The following are changes in the deposit categories:

•	Noninterest-bearing deposits increased $10.4 million, or 14.4%. The noninterest-bearing deposits growth is a result of the Bank’s strategy to focus its sales efforts on gaining low cost deposits.

•	Money market, savings and NOW deposits decreased by $12.0 million, or 5.7%. This decrease is primarily the result of a large deposit at the prior year end that then left the Bank within 30 days.

•

The certificate of deposit portfolio decreased by $86.7 million, or 31.1%. The time-deposit decrease is primarily the result of the Bank’s strategy to utilize excess cash and focus on obtaining more local non-maturity core deposits while also ensuring the Company maintains their liquidity management.

•

Borrowed funds, primarily consisting of Federal Home Loan Bank (FHLB) advances and subordinated debentures, totaled $34.9 million at year end 2010, compared to $55.8 million at the end of 2011. During late 2011, the Bank increased its daily advance with FHLB to $18.6 million at December 31, 2011 as well as its loans from related parties from $800,000 at December 31, 2010 to $3.0 million at December 31, 2011.

Total shareholders’ equity decreased $22.5 million, or 43.4%, during 2011, primarily as a result of the net loss for the year ended December 31, 2011 of $24.1 million offset by an increase in accumulated other comprehensive income of $1.5 million. Management remains committed to retaining sufficient equity to protect shareholders and depositors, provide for reasonable growth and fully comply with regulatory requirements.

The allowance for loan loss as a percentage of total loans outstanding was 2.82% at December 31, 2011, compared to 2.55% at December 31, 2010. During 2011, the Company had charge-offs of $12.8 million, recoveries of $384,000 and recorded a provision for loan loss of $12.4 million, compared to charge-offs of $10.9 million, recoveries of $134,000 and provision for loan losses of $17.0 million in 2010. Approximately $6.8 million of the 2010 charge-offs were related to loans classified as held-for-sale during the fourth quarter of 2010 that were recorded at the lower of cost or fair value. When comparing what remained of charge-offs in 2010 of $4.1 million to the 2011 charge-offs of $12.8 million, the increase is the result of increased foreclosures in 2011 as compared to 2010 due to the ongoing depressed real estate market.

Our net loss was $24.1 million in 2011 as compared to a net loss of $11.4 million in 2010. Our basic and diluted loss per share was $4.09 in 2011 as compared to a basic and diluted loss per share of $5.07 in 2010. Return on average assets and return on average equity were (3.93)% and (44.53)%, respectively, in 2011 compared to (2.42)% and (37.52)%, respectively, in 2010. The net loss was driven primarily by an increase in the income tax expense, a goodwill impairment charge as well as the provision for loan losses. The level of provision for loan losses continues to be impacted by the depressed real estate market in which the Company operates. The increase in income tax expense in comparison to the prior year was mostly the result of recording a full valuation allowance on the Company’s deferred tax asset. This was offset by the acquisition of ABI in the fourth quarter of 2010 as additional interest income was recognized in 2011. In addition, the decrease in interest expense due to the continued low interest rate environment positively impacted net income for the year ended December 31, 2011.

Interest income was $30.7 million in 2011 compared to $24.0 million in 2010, an increase of $6.7 million, or 27.9%, as a result of the interest-earning assets the Company acquired in the merger with ABI as these loans had a yield higher than the contractual rate of interest due to purchase accounting adjustments. This resulted in additional interest income of approximately $3.1 million for the year ended December 31, 2011. This was offset by the repricing of our assets in this low interest rate environment along with the increase in nonperforming loans of $11.9 million from 2010. Interest expense was $7.0 million in 2011 compared to $8.3 million in 2010, a decrease of $1.3 million, or 15.7%, as a result of the low interest rate environment as well as the overall decrease in total deposits from 2010 to 2011.

Basic weighted average shares outstanding increased to 5,889,439 in 2011 from 2,256,750 in 2010 as a result of the capital raise and merger with ABI in the fourth quarter of 2010. Basic and diluted weighted average shares outstanding are the same for 2011 and 2010 as the Company was in a loss position for each year respectively. As a result, all potential common shares for 2011 and 2010 were excluded from the calculation of diluted earnings per share as the shares would have had an anti-dilutive effect.

Noninterest income was $1.5 million for 2011 compared to $1.2 million in 2010. This increase was due to the merger with ABI. In addition, included in noninterest income for 2011 was a $57,000 net gain on the sale of state and political securities in the first half of 2011.

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

Other Real Estate Owned

Other real estate owned includes real estate acquired through foreclosure or deed taken in lieu of foreclosure. These amounts are recorded at estimated fair value, less costs to sell the property, with any difference between the fair value of the property and the carrying value of the loan being charged to the allowance for loan losses. Subsequent changes in fair value are reported as adjustments to the carrying amount. Those subsequent changes, as well as any gains or losses recognized on the sale of these properties, are included in noninterest expense.

Deferred Income Taxes

Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income. From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available. As of December 31, 2011, management determined that it was more likely than not that we would not realize our deffered tax asset and recorded a full valuation allowance on our deferred tax asset.

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Impairment exists when the carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value. If the carrying amount exceeds its fair value, we are required to perform a second step to the impairment test.

The annual impairment analysis as of September 30, 2011 indicated that the Step 2 analysis was necessary. Step 2 of the goodwill impairment test is performed to measure the potential impairment loss. Step 2 requires that the implied fair value of goodwill be compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After performing Step 2, it was determined that the implied fair value of goodwill was more than the carrying amount by approximately 7.3%; therefore, no impairment existed as of September 30, 2011. As a result of our net loss as of December 31, 2011, largely due to the recording of an additional provision for loan losses and a full valuation allowance on our deferred tax asset, we updated our annual goodwill impairment test as of December 31, 2011 and concluded there was an impairment of $11,159. If, for any future period, we determine that there has been additional impairment in the carrying value of our goodwill balance, we will record a charge to our earnings, which could have a material adverse effect on our net income. Goodwill and other intangible assets are described further in Notes 1 and 21 of the consolidated financial statements.

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

The Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all insured institutions. Institutions considered well-capitalized and financially sound pay the lowest premiums, while those institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premiums. Total base assessment rates currently range from 0.07% of deposits for an institution in the highest sub-category of the high category to 0.775% of deposits for an institution in the lowest category.

In February 2006, the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the Reform Act) were signed into law. The Reform Act revised the laws concerning federal deposit insurance by making the following changes: (i) merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new fund, the Deposit Insurance Fund (DIF), effective March 31, 2006; (ii) increasing the deposit insurance coverage for certain retirement accounts to $250,000 effective April 1, 2006; (iii) effective in 2010, deposit insurance coverage on individual accounts may be indexed for inflation; (iv) the FDIC will have more discretion in managing deposit insurance assessments; and (v) eligible institutions will receive a one-time initial assessment credit. The Dodd-Frank Act permanently increased the limits on the federal deposit insurance to $250,000.

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

Securities

The securities portfolio is categorized as either “held to maturity,” “available for sale,” or “trading.” Securities held to maturity represent those securities which the Bank has the intent and ability to hold to maturity. Securities available for sale represent those investments which may be sold for various reasons, including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income (loss). Trading securities are held primarily for resale and are recorded at their fair values. Gains or losses on trading securities are included immediately in earnings. As of December 31, 2011, 2010 and 2009, the Bank had no held to maturity or trading securities.

The following table sets forth the amortized costs and fair value of our securities portfolio (dollars in thousands):

	At December 31, 2011		At December 31, 2010		At December 31, 2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. government-sponsored entities and agencies	$3,093	$3,093	$—	$—	$2,485	$2,504
Mortgage-backed securities	40,530	42,166	38,908	39,022	8,386	8,704
State and political subdivisions	16,574	17,881	23,584	23,334	10,777	10,963

Total	$60,197	$63,140	$62,492	$62,356	$21,648	$22,171

The following table sets forth, by maturity distribution, certain information pertaining to the fair value of securities (dollars in thousands):

	Within 1 Year		After 1 Year Within 5 Years		After 5 Years Within 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
At December 31, 2011:
Securities available for sale:
U.S. government-sponsored entities and agencies	$—	0.00%	$—	0.00%	$994	1.50%	$2,099	1.28%
Mortgage-backed securities	6	2.36%	111	4.08%	854	3.55%	41,195	3.35%
State and political subdivisions	—	0.00%	219	3.75%	4,078	4.00%	13,584	4.48%

Total	$6	2.36%	$330	3.97%	$5,926	3.70%	$56,878	3.70%

	Totals
	Amount	Yield
At December 31, 2011:
Securities available for sale:
U.S. government-sponsored entities and agencies	$3,093	1.39%
Mortgage-backed securities	42,166	3.40%
State and political subdivisions	17,881	4.30%

Total	$63,140	3.70%

Loan Portfolio Composition

Commercial real estate loans comprise the largest group of loans in our portfolio amounting to $307.4 million, or 66.4%, of the total loan portfolio, at December 31, 2011, compared to $335.3 million, or 65.3%, at December 31, 2010. Residential real estate loans comprise the second largest group of loans in the portfolio, amounting to $115.8 million, or 25.0%, of the total loan portfolio, at December 31, 2011, as compared to $136.8 million, or 26.7%, at December 31, 2010. As of December 31, 2011, commercial loans amounted to $35.7 million, or 7.7%, of total loans, which were $36.0 million, or 7.0%, at December 31, 2010. The following table sets forth the composition of our loan portfolio, excluding loans classified as held-for-sale, over the last five fiscal years (dollars in thousands):

	At December 31,
	2011		2010		2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
Commercial real estate(1)	$307,359	66.4%	$335,276	65.3%	$266,557	68.1%	$266,436	70.1%	$242,676	70.8%
Commercial	35,714	7.7	35,976	7.0	23,838	6.1	28,445	7.5	20,291	5.9
Residential real estate	115,814	25.0	136,771	26.7	97,147	24.8	81,152	21.3	75,141	21.9
Consumer and other	3,955	0.9	5,110	1.0	3,899	1.0	4,070	1.1	4,631	1.4

	$462,842	100.0%	$513,133	100.0%	$391,441	100.0%	$380,103	100.0%	$342,739	100.0%

Add (deduct):
Allowance for loan losses	(13,024)		(13,069)		(6,854)		(4,705)		(3,116)
Net deferred (fees) costs	(235)		(368)		(454)		(405)		(358)

Loans, net	$449,583		$499,696		$384,133		$374,993		$339,265

The following table sets forth the composition of our loans classified as held-for-sale portfolio (dollars in thousands) as of December 31, 2010:

	Amount	% of Total
Commercial real estate(1)	$12,489	89.80%
Commercial	20	0.10
Residential real estate	1,401	10.10
Consumer and other	—	—

	$13,910	100.00%

(1)	For presentation purposes, construction and land loans have been classified as commercial real estate loans.

There were no loans classified as held-for-sale at December 31, 2011, 2009, 2008 or 2007.

The following tables reflect the contractual principal repayments by period of our loan portfolio at December 31, 2011 (dollars in thousands):

	Commercial Loans	Commercial Real Estate Loans(1)	Residential Real Estate Loans	Consumer Loans	Total
Less than 1 year	$25,330	$82,621	$29,689	$1,851	$139,491
1-5 years	9,001	142,730	48,025	1,840	201,596
Greater than 5 years	1,328	82,078	38,086	263	121,755

Total	$35,659	$307,429	$115,800	$3,954	$462,842

(1)	For presentation purposes, construction and land loans have been classified as commercial real estate loans.

	Loans Maturing
(in thousands)	Within 1 Year	1-5 Years	After 5 Years	Total
Loans with:
Fixed interest rates	$121,222	$175,142	$91,464	$387,828
Variable interest rates	24,050	26,811	24,153	75,014

Total Loans	$145,272	$201,953	$115,617	$462,842

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

Credit Risk

Our primary business is making commercial, real estate, business and consumer loans. That activity entails potential loan losses, the magnitude of which depends on a variety of economic factors affecting borrowers which are beyond our control. While the Company has instituted underwriting guidelines and credit review procedures to protect it from avoidable credit losses, some losses will inevitably occur. At December 31, 2011, the Company had nonperforming loans of $46.9 million that were not accruing interest.

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

	At December 31,
	2011	2010	2009	2008	2007
Nonperforming loans:
Commercial real estate	$17,081	$9,843	$4,774	$4,475	$—
Residential real estate loans	13,684	14,215	3,563	3,013	—
Construction and land real estate loans	14,953	10,582	389	4,536	—
Commercial loans	1,168	371	19	412	680
Consumer loans and other	18	6	—	—	10

Total nonperforming loans	$46,904	$35,017	$8,745	$12,436	$690

Foreclosed assets, net	7,968	5,733	4,011	89	—
Total nonperforming assets	$54,872	$40,750	$12,756	$12,525	$690
Performing loans classified as troubled debt restructuring	$2,727	$7,497	$11,952	$—	$—
Nonperforming loans classified as troubled debt restructuring	12,657	—	4,223	—	—

Total loans classified as troubled debt restructuring	$15,384	$7,497	$16,175	$—	$—

Total nonperforming loans as a percentage to total loans(1)	10.13%	6.83%	2.24%	3.28%	0.20%

Total nonperforming loans and foreclosed assets as a percentage of total assets(1)	9.77%	6.25%	2.91%	2.89%	0.18%

(1)	Nonperforming loans and total loans exclude amounts classified as loans held-for-sale as of December 31, 2010.

Nonperforming loans increased during the year ended December 31, 2011 from $35.0 million at December 31, 2010 to $46.9 million at December 31, 2011. Nonperforming assets increased by $14.1 million from December 31, 2010 to December 31, 2011. The increase in nonperforming assets at December 31, 2011 is primarily driven by an increase in nonaccrual commercial real estate and construction and land real estate loans. This increase was driven in part by the merger with ABI which accounted for $5.9 million of the increase as well as the longevity of the economic recession, including the real estate market that continues to be challenging in the Bank’s geographic market. In addition, the Bank continues to be aggressive in its strategy to dispose of nonperforming assets in a prudent and reasonable manner.

From time to time the Bank may utilize an interest reserve for a borrower’s future interest payments to ensure the payments remain current through maturity. At December 31, 2011, the Bank had $1.4 million in loans where such reserves existed that were subsequently paid off in early 2012.

The Company has loan balances of $15.4 million for customers whose loans are classified as troubled debt restructuring and such loans are included in the impaired loan balances of $37.4 million at December 31, 2011. Of the $15.4 million, $10.9 million is classified as troubled debt restructurings with collateral shortfalls. There are no additional funds committed to customers whose loans are classified as troubled debt restructuring. Most of these loans were modified to suspend principal payments for a period of time less than or equal to sixteen months, and/or the interest rate was modified until the loan matures. In only one instance was a permanent reduction of the recorded investment made. Of the $1.7 million allowance for loan losses reserved for impaired loans, the Company has allocated $1.5 million to customers whose loan terms have been modified as troubled debt restructurings with collateral shortfalls and $187,000 to the remaining troubled debt restructurings.

As of December 31, 2011, $12.7 million of troubled debt restructurings were on nonaccrual with the remaining $2.7 million accruing interest.

The terms of certain other loans were modified during the period ended December 31, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2011 of $22.5 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, such as allowing them to make interest only payments for a limited period of time (generally 18 months or less), adjusting the interest rate to a market interest rate for the remaining term of the loan or allowing a delay in payment that was considered to be insignificant.

Allowance and Provision for Loan Losses

The allowance for loan losses is a valuation allowance for credit losses in the loan portfolio. Management has adopted a methodology to properly analyze and determine an adequate loan loss allowance. The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb probable incurred credit losses in the Company’s loan and lease portfolio.

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

The allowance for loan losses amounted to $13.0 million and $13.1 million at December 31, 2011 and December 31, 2010, respectively. Based on an analysis performed by management at December 31, 2011, the allowance for loan losses is considered to be appropriate to absorb estimated loan losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required.

The Bank has experienced an increase in adversely classified loans from $65.0 million at December 31, 2010 to $68.6 million at December 31, 2011. This amount includes $26.8 million of adversely classified loans from the merger with ABI. The $26.8 million adversely classified ABI loans are net of a fair value adjustment of $5.7 million, or 17.6% of the gross contractual amount receivable as of December 31, 2011. Of the $68.6 million at December 31, 2011, $34.3 million is listed as impaired. All adversely classified loans are monitored closely and the majority of these loans are collateralized by real estate. Management has analyzed its collateral position and has concluded that the loan loss reserve at December 31, 2011 is adequate to absorb probable incurred credit losses.

Loans are impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms. At December 31, 2011, impaired loans decreased by $9.1 million to $37.4 million, compared to $46.5 million at December 31, 2010. Of the $37.4 million impaired loans at December 31, 2011, $34.6 million are nonperforming loans.

Loans past due still accruing interest at December 31, 2011 are categorized as follows (dollars in thousands):

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due Still Accruing
Commercial	$40	$90	$—	$130
Real estate:
Residential	1,061	325	—	1,386
Commercial	1,923	2,025	—	3,948
Construction and land	—	1,974	—	1,974
Consumer	277	9	—	286

Total	$3,301	$4,423	$—	$7,724

The decrease in total loans past due 30-89 days still accruing interest from $12,527 at December 31, 2010 to $7,724 at December 31, 2011 is being driven by a migration of loans to nonperforming loans as a result of the continued softening of the economy.

The Company purchased loans in its acquisition of ABI, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. Loans acquired with deteriorated credit quality are included in our various disclosures of credit quality to include: loans on nonaccrual; loans past due; special mention loans; substandard loans; and doubtful loans. The tables below disclose the total loans for the Company, total loans acquired in the acquisition of ABI, the loans acquired with deteriorated credit quality and the percent of loans acquired with deteriorated credit quality to total loans for the Company for each credit metric:

	Total	Year ending December 31, 2011		% of Total
(Dollars in thousands)		Loans Acquired from ABI	Loans Acquired with Deteriorated Credit Quality from ABI
Nonaccrual	$46,904	$11,472	$11,242	24.0%

Past Due	49,881	17,318	14,324	28.7%

Special Mention	42,115	9,674	8,740	20.8%
Substandard	68,616	26,797	23,770	34.6%
Doubtful	—	—	—	0.0%

Total	$110,731	$36,471	$32,510	29.4%

	Total	Year ending December 31, 2010		% of Total
		Loans Acquired from ABI	Loans Acquired with Deteriorated Credit Quality from ABI
Nonaccrual	$35,017	$5,540	$5,328	15.2%

Past Due	40,448	6,535	5,164	12.8%

Special Mention	90,716	35,550	34,090	37.6%
Substandard	64,659	14,324	13,874	21.5%
Doubtful	325	325	320	98.5%

Total	$155,700	$50,199	$48,284	31.0%

The credit metrics from the table above that were most heavily impacted by the Company’s acquisition of loans with deteriorated credit quality for the year ended December 31, 2011 were our substandard and past due loans. This is due to the continuing deterioration of collateral values as well as the current difficult economic environment that is impacting our customers’ ability to meet their loan obligations. When comparing the total percentage of special mention, substandard and doubtful loans as of December 31, 2010 to December 31, 2011, the percentages have remained relatively unchanged from 31.0% at December 31, 2010 to 29.4% at December 31, 2011. It should be noted that the decrease in special mention from December 31, 2010 to December 31, 2011 is the result of some of these loans migrating to substandard during 2011 while the majority migrated to a pass rated credit quality indicator in 2011.

Our credit quality as compared to our internally defined peer group, specifically the percentage of nonaccrual loans to total loans, has shown an overall steady decline from December 31, 2010 to December 31, 2011. This is due to the prolonged and current difficult economic environment in the geographic region in which the Company operates that is impacting our customers’ ability to meet their loan obligations.

The same criteria used for all Company loans greater than 90 days and accruing applies to loans acquired with deteriorated credit quality. Loans acquired with deteriorated credit quality will be placed on nonaccrual status if the amount and timing of future cash flows cannot be reasonably estimated or if repayment of the loan is expected to be from collateral that has become deficient. As of December 31, 2011, there were no acquired loans with deteriorated credit quality that were greater than 90 days past due and accruing. There were, however, loans acquired with deteriorated credit quality on nonaccrual in the amount of $11.3 million as the amount and timing of future cash flows could not be reasonably estimated or the repayment of the loan was expected from the collateral that has become deficient.

The following table sets forth information with respect to activity in the allowance for loan losses for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Allowance at beginning of year	$13,069	$6,854	$4,705	$3,116	$2,621
Charge-offs:
Commercial loans	222	37	425	1,137	12
Real estate loans	12,193	10,763	1,788	912	—
Consumer and other loans	406	107	22	46	59

Total Charge-offs	12,821	10,907	2,235	2,095	71

Recoveries:
Commercial loans	15	85	10	111	4
Real estate loans	255	46	9	—	—
Consumer and other loans	114	3	4	3	20

Total Recoveries	384	134	23	114	24

Net charge-offs	12,437	10,773	2,212	1,981	47

Provision for loan losses charged to operating expenses	12,392	16,988	4,361	3,570	542

Allowance at end of year	$13,024	$13,069	$6,854	$4,705	$3,116

Ratio of net charge-offs to average loans outstanding(1)	2.53%	2.67%	0.57%	0.57%	0.01%

Allowance as a percent of total loans(2)	2.82%	2.55%	1.75%	1.24%	0.91%

(1)	Average loans outstanding include loans classified as held-for-sale as of December 31, 2010.
(2)	Total loans exclude amounts classified as loans held-for-sale as of December 31, 2010.

The following table presents information regarding the total allowance for loan losses as well as the allocation of such amounts to the various categories of loans (dollars in thousands):

	At December 31,
	2011		2010		2009		2008		2007
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Commercial real estate(1)	$9,709	74.6%	$9,235	65.3%	$4,323	68.1%	$2,885	70.1%	$2,171	70.8%
Commercial	587	4.5	570	7.0	661	6.1	879	7.5	232	5.9
Residential real estate	2,609	20.0	3,209	26.7	1,822	24.8	896	21.3	672	21.9
Consumer and other	119	0.9	55	1.0	48	1.0	45	1.1	41	1.4
Total allowance for loan losses	$13,024	100.0%	$13,069	100.0%	$6,854	100.0%	$4,705	100.0%	$3,116	100.0%

Allowance for loan losses as a percentage of total loans outstanding		2.82%		2.55%		1.75%		1.24%		0.91%

(1)	Construction and land loans have been classified as commercial real estate loans. The amount of the allowance reserved at December 31, 2011 for construction and land loans was $1,034.

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own historical experience as well as industry and economic trends. In calculating the Company’s allowance for loan losses, the Company’s historical loss experience is supplemented with various current and economic trends. These current factors can include any of the following: changes in volume and severity of past due, special mention, substandard and nonaccrual loans; levels of any trends in charge-offs and recoveries; changes in nature, volume and terms of loans; changes in lending policies and procedures; changes in lending management and quality of loan review; changes in economic and business conditions; and changes in underlying collateral values and effects of concentrations. There were no changes in the current and economic factors from December 31, 2010 to December 31, 2011 as these factors had been adjusted previously in anticipation of the continued softening of the economy. As of December 31, 2011, of the $11.3 million of the allowance for loan losses from loans collectively evaluated for impairment, the real estate loans portfolio segment had total weighted average qualitative factors of 1.17%, or $3.2 million; the commercial loans portfolio segment had total weighted average qualitative factors of 1.05%, or $323,000; and the consumer and other loans portfolio segment had total weighted average qualitative factors of .08%, or $2,000. Impaired loans were $37.4 million as of December 31, 2011. As of the same date, $1.7 million was specifically allocated to the allowance for loan losses which is deemed appropriate to absorb probable losses.

As part of the Company’s allowance for loan loss policy, loans acquired from ABI with evidence of deteriorated credit quality are evaluated on at least a quarterly basis. If events have occurred within the measurement period (i.e., 12 months from the date of the ABI acquisition) that cause a deterioration of the loan that is more than the deterioration estimated at acquisition, we evaluate whether the events and circumstances that existed as of the acquisition date are due to new information obtained about facts and circumstances that existed as of that acquisition date that, if known, would have resulted in recognition of additional deterioration. If so, the additional deterioration is recorded as additional carrying discount with a corresponding increase to goodwill. If not, the additional deterioration is recorded as additional provision expense with a corresponding increase to the allowance for loan losses. After the measurement period, any additional impairment above the current carrying discount is recorded as additional provision expense with a corresponding increase to the allowance for loan losses. As of December 31, 2011, there was $4,000 of loans acquired from ABI with evidence of deteriorated credit quality where additional deterioration was identified above the initial estimated deterioration.

For loans acquired with deteriorated credit quality that were deemed troubled debt restructurings prior to the Company’s acquisition of them, these loans are not considered troubled debt restructurings as they are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Subsequent to the acquisition, the same criteria used for all other loans apply to loans acquired with deteriorated credit quality and their treatment as troubled debt restructurings. As of December 31, 2011, there were no loans acquired with deteriorated credit quality that were deemed troubled debt restructurings.

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

Deposits. Deposits are attracted principally from our primary geographic market areas in Duval County, Florida. The Bank also enhanced its geographical diversity by offering certificates of deposits through brokered markets and nationally to other financial institutions. In August 2009, the Company launched its “virtual branch” to attract deposits from other geographic market areas. The Bank offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Certificate of deposit rates are set to encourage maturities based on current market conditions. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. The Bank holds quarterly Asset Liability Committee (ALCO) meetings, comprised of members of the Bank’s Board of Directors and management. In addition, pricing and liquidity management meetings are held by members of management on a monthly basis or more frequently if economic conditions dictate. The Bank emphasizes commercial banking and small business relationships in an effort to increase demand deposits as a percentage of total deposits.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type (dollars in thousands):

	At December 31,
	2011		2010		2009
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits	$78,319	0.00%	$45,481	0.00%	$41,908	0.00%
NOW deposits	19,431	0.15	7,316	0.23	7,662	0.23
Money market deposits	171,769	0.92	114,640	1.52	71,670	1.52
Savings deposits	12,112	0.72	10,422	1.61	12,578	1.61
Time deposits	234,328	1.65	222,060	3.25	201,117	3.25

Total deposits	$515,959	1.08%	$399,919	1.68%	$334,935	2.34%

The following table represents maturity of our time deposits at December 31, 2011 (dollars in thousands):

	Deposits $100,000 and Greater	Deposits Less Than $100,000	Total
Due three months or less	$26,037	$21,525	$47,562
Due more than three months to six months	15,698	13,496	29,194
Due more than six months to one year	24,156	31,487	55,643
Due one to five years	27,316	32,270	59,586
Due more than five years	—	—	—

	$93,207	$98,778	$191,985

The Dodd-Frank Act permanently increased the limits on federal deposit insurance to $250,000.

Liquidity and Capital Resources

The Bank’s liquidity is its ability to maintain a steady flow of funds to support its ongoing operating, investing and financing activities. The Bank’s Board of Directors establishes policies and analyzes and manages liquidity to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner. The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds. Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position. Liquidity management is viewed from a long-term and a short-term perspective as well as from an asset and liability management perspective. We monitor liquidity through a regular review of loan and deposit maturities and loan and deposit forecasts to minimize funding risk.

As discussed above, sources of liquidity include principal paydowns of loans and investment securities, customer deposits and borrowings. The Bank has an unsecured federal funds purchased accommodation with its main correspondent bank totaling $19.1 million at December 31, 2011, all of which was available as of that date. In addition, the Bank has invested in FHLB stock for the purpose of establishing credit lines with FHLB. This line is collateralized by a lien arrangement on the Bank’s first mortgage loans, second mortgage loans and commercial real estate loans. Based on this collateral and the Bank’s holdings of FHLB stock, the Bank had a line of credit availability of $39.5 million from this credit line, of which it had borrowed $36.6 million at December 31, 2011. Additionally, the Bank has a “Borrower in Custody” line of credit with the Federal Reserve Bank utilizing excess loan collateral and pledging $14.0 million in municipal securities. The amount of this line at December 31, 2011 was $30.4 million, all of which was available at that date.

Additionally, the Bank has access to the nonbrokered national and brokered deposit markets to supplement liquidity needs. At December 31, 2011, the Bank had $50.3 million in national and $17.7 million in brokered CDs. Our ability to utilize brokered CDs and the rates we can pay on CDs will be limited if the Bank is deemed less than well capitalized for regulatory purposes

Scheduled maturities and paydowns of the Company’s investment securities are an additional source of liquidity. During 2011, the Company had received approximately $14.4 million from maturities, paydowns and calls of investment securities. The Bank also has the ability to convert marketable securities into cash or access new or existing sources of incremental funds if the need should arise.

At December 31, 2011, the Bank had outstanding commitments to borrowers for available lines of credit and standby letters of credit totaling $30.9 million and $1.7 million, respectively. Based on the sources of liquidity discussed above, the Company believes that it has access to sufficient funds to cover such commitments, should the need arise.

The primary source of Bancorp’s income is expected to be dividends from the Bank. A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows: No bank may pay a dividend at any time that the total of net income for the current year, when combined with retained net income from the preceding two years, produces a loss. The Bank met this restriction in 2010 and 2011 as our net loss at December 31, 2010 and net income at December 31, 2011 combined with retained earnings from the preceding two years produced a loss. The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

In 2010, Bancorp entered in a revolving loan agreement (“Revolver”) with several of its principal officers, directors and shareholders for $2.0 million. Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding. An unused Revolver fee is calculated and paid quarterly at an annual rate of 2% on the daily average outstanding. During 2011, an additional Revolver agreement was entered into with the same parties as in 2010 with identical terms for an additional $2.0 million. The Revolvers mature on January 1, 2015. As of December 31, 2011, $3.0 million was outstanding on all Revolvers with $1.0 million remaining available. The remaining amount available will be sufficient through December 31, 2012.

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

Regulatory Capital Requirements

The Bank is required to meet certain minimum regulatory capital requirements. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and percentages of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2011, the Bank and Company met all capital adequacy requirements to which they were subject. The regulatory capital minimums and the Company’s and Bank’s actual data for the indicated periods are set forth in the table below (dollars in thousands). Management and the Board of Directors have committed to maintain Total Risk-Based Capital at 10% and Tier 1 Capital to Average Assets at 8% at the Bank and the Company.

	Actual		For Capital Adequacy Purposes		Minimum To Be Adequately Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011
Total Capital to risk weighted assets
Consolidated	$45,312	9.63%	$37,645	8.00%	N/A	N/A
Bank	46,119	9.85	37,466	8.00	$46,832	8.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	31,679	6.73	18,822	4.00	N/A	N/A
Bank	40,176	8.58	18,733	4.00	28,099	4.00
Tier 1 (Core) Capital to average assets
Consolidated	31,679	5.38	23,551	4.00	N/A	N/A
Bank	40,176	6.88	23,367	4.00	29,209	4.00

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total Capital to risk weighted assets
Consolidated	$55,232	10.40%	$42,498	8.00%	N/A	N/A
Bank	55,083	10.39	42,402	8.00	$53,003	8.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	48,512	9.13	21,249	4.00	N/A	N/A
Bank	48,378	9.13	21,201	4.00	31,802	4.00
Tier 1 (Core) Capital to average assets
Consolidated	48,512	9.09	21,347	4.00	N/A	N/A
Bank	48,378	8.97	21,576	4.00	26,970	4.00

Under Federal Reserve policy, Bancorp is expected to act as a source of financial strength to, and to commit resources to support, the Bank. Our Memorandum with the FDIC and the OFR requires the Bank to have a Tier 1 capital ratio of at least 8%. We did not meet that requirement at December 31, 2011.

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

Contractual Obligations

The following is a summary of the Company’s contractual obligations, including certain off-balance-sheet obligations, at December 31, 2011 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Certificates of deposit	$191,985	$132,399	$38,973	$20,613	$—
FHLB advances	36,811	31,811	2,500	2,500	—
Discount window	—	—	—	—	—
Subordinated debt	16,026	—	—	—	16,026
Operating leases	5,317	908	1,866	1,432	1,111
Loans from related parties	3,000	—	—	3,000	—
Standby letters of credit	1,661	1,661	—	—	—
Unused line of credit loans	30,885	30,885	—	—	—

Total	$285,685	$197,664	$43,339	$27,545	$17,137

See Notes to Consolidated Financial Statements for further detail regarding the contractual obligations noted above.

Asset—Liability Structure

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities at December 31, 2011 that are estimated to mature or are scheduled to reprice within the period shown (dollars in thousands):

	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total
Loans(1)	$150,564	$31,622	$40,829	$173,636	$52,932	$449,583
Securities	4,176	4,751	5,889	30,855	17,469	63,140
Overnight investments	—	—	—	—	—	—
FHLB & correspondent bank stock	2,707	—	—	—	178	2,885
Other	10,640	—	—	1,245	—	11,885

Total rate-sensitive assets	$168,087	$36,373	$46,718	$205,736	$70,579	$527,493

Deposit accounts:
NOW deposits	—	—	—	—	19,973	19,973
Money market accounts	167,321	—	—	—	1,009	168,330
Savings deposits	—	—	—	—	10,767	10,767
Time deposits	47,407	29,078	55,499	59,510	491	191,985

Total deposit accounts(2)	214,728	29,078	55,499	59,510	32,240	391,055
FHLB advances	26,600	5,000	—	5,000	211	36,811
Other borrowings	—	—	—	3,000	—	3,000
Subordinated debt	—	—	—	—	16,026	16,026

Total rate-sensitive liabilities	$241,328	$34,078	$55,499	$67,510	$48,477	$446,892

Gap repricing difference	$(73,241)	$2,295	$(8,781)	$138,226	$22,102	$80,601

Cumulative gap	$(73,241)	$(70,946)	$(79,727)	$58,499	$80,601

Cumulative gap to total rate-sensitive assets	(13.9)%	(13.4)%	(15.1)%	11.1%	15.3%

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

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate	Average Balance	Interest and Dividends	Average Yield/ Rate
Interest-earning assets:
Loans(1)	$492,220	$28,758	5.84%	$403,453	$22,954	5.69%	$389,208	$22,190	5.70%
Securities(2)	65,904	1,909	2.90	31,846	1,009	3.17	27,180	1,062	3.91
Other interest-earning assets(3)	7,698	77	1.00	9,623	(1)	(0.01)	712	(48)	(6.74)

Total interest-earning assets	$565,822	$30,744	5.43	$444,922	$23,962	5.39	$417,100	$23,204	5.56

Noninterest-earning assets(4)	46,965			27,570			17,170

Total assets	$612,787			$472,492			$434,270

Interest-bearing liabilities:
Savings deposits	12,112	88	0.72	10,422	121	1.16	12,578	202	1.61
NOW deposits	19,431	29	0.15	7,316	13	0.18	7,662	18	0.23
Money market deposits	171,769	1,588	0.92	114,640	1,481	1.29	71,670	1,090	1.52
Time deposits	234,328	3,878	1.65	222,060	5,105	2.30	201,117	6,534	3.25
FHLB advances	20,877	367	1.76	23,365	790	3.38	32,874	1,034	3.15
Federal Reserve and other borrowings	1,997	172	8.61	197	1	.51	23,235	116	.50
Subordinated debentures	15,993	894	5.59	14,796	770	5.20	14,550	734	5.04
Other interest-bearing liabilities(5)	46	—	0.00	119	1	.84	123	1	.81

Total interest-bearing liabilities	476,553	7,016	1.47	392,915	8,282	2.11	363,809	9,729	2.67

Noninterest-bearing liabilities	82,202			49,077			43,451
Shareholders’ equity	54,032			30,500			27,010

Total liabilities and shareholders’ equity	$612,787			$472,492			$434,270

Net interest/dividend income		$23,728			$15,680			$13,475

Interest rate spread(6)		3.96%			3.28%			2.89%

Net interest margin(7)			4.19%			3.52%			3.23%

Ratio of average interest- earning assets to average interest-bearing liabilities	1.19			1.13			1.15

(1)	Average loans include nonperforming loans and loans classified as held-for-sale. Interest on loans includes loan fees of $258 in 2011, $457 in 2010 and $313 in 2009.
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

Rate/Volume Analysis

The following table sets forth certain information regarding changes in interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (1) changes in rate (change in rate multiplied by prior volume); (2) changes in volume (change in volume multiplied by prior rate); and (3) changes in rate-volume (change in rate multiplied by change in volume). Dollars are in thousands.

Years Ended December 31, 2011 vs. 2010:

	Increase (Decrease) Due to(1)
	Rate	Volume	Total
Interest-earning assets:
Loans	$631	$5,173	$5,804
Securities	(92)	992	900
Other interest-earning assets	78	—	78

Total	617	6,165	6,782

Interest-bearing liabilities:
Savings deposits	(50)	17	(33)
NOW deposits	(2)	18	16
Money market deposits	(497)	604	107
Time deposits	(1,496)	269	(1,227)
FHLB advances	(346)	(77)	(423)
Federal Reserve and other borrowings	110	61	171
Subordinated debentures	59	65	124
Other interest-bearing liabilities	—	(1)	(1)

Total	(2,222)	956	(1,266)

Net change in net interest income	$2,839	$5,209	$8,048

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Years Ended December 31, 2010 vs. 2009:

	Increase (Decrease) Due to(1)
	Rate	Volume	Total
Interest-earning assets:
Loans	$(47)	$811	$764
Securities	(219)	166	(53)
Other interest-earning assets	92	(45)	47

Total	(174)	932	758

Interest-bearing liabilities:
Savings deposits	(50)	(31)	(81)
NOW deposits	(4)	(1)	(5)
Money market deposits	(184)	575	391
Time deposits	(2,057)	628	(1,429)
FHLB advances	73	(317)	(244)
Federal Reserve borrowing	2	(117)	(115)
Subordinated debentures	23	13	36
Other interest-bearing liabilities	—	—	—

Total	(2,197)	750	(1,447)

Net change in net interest income	$2,023	$182	$2,205

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Interest Income and Expense. Interest income increased by $6.7 million from $24.0 million for the year ended December 31, 2010, compared to $30.7 million in 2011. Interest earned on loans was $28.8 million in 2011, compared to $23.0 million in 2010. This increase resulted from an increase in the average loan portfolio balance from $403.5 million for the year ended December 31, 2010 to $492.2 million for the year ended December 31, 2011, primarily due to the merger with ABI through which we acquired $158.0 million in loans. The increase was also due to an increase in the average yield on loans from 5.69% in 2010 to 5.84% in 2011. The increase in the yield is due in large part to the merger with ABI as loans acquired in the merger had a yield that was higher than the contractual rate of interest as a result of purchase accounting adjustments. This resulted in additional interest income of approximately $3.1 million for the year ended December 31, 2011. This was offset by the level of nonperforming loans increasing by $11.9 million since December 31, 2010. The increase in nonperforming loans was driven in part by the merger with ABI which accounts for $5.9 million. The remaining increase is due to continued softening of the real estate market in which the Company operates.

The average investment security balance was $65.9 million in 2011, compared to $31.8 million in 2010 due to the merger with ABI in the fourth quarter of 2010. The interest on securities increased to $1.9 million in 2011 from $1.0 million in 2010. The average yield on securities decreased 27 basis points from 3.17% in 2010 to 2.90% in 2011. This decrease was offset by an increase in the securities portfolio primarily due to the merger with ABI late in the fourth quarter of 2010 as well as the Companies strategy to increase and diversify our securities portfolio.

Interest expense on deposit accounts amounted to $5.6 million for the year ended December 31, 2011, compared to $6.7 million in 2010. The decrease resulted from a decrease in the weighted average cost of interest-bearing deposits from 2.05% in 2010 to 1.42% in 2011. The average costs on interest bearing deposits and all interest bearing liabilities reflect the ongoing reduction in interest rates paid on deposits because of the repricing of deposits in the current environment coupled with the change in the funding mix for 2011 compared to 2010. Interest on FHLB advances, subordinated debt, Federal Reserve borrowing and other borrowings amounted to $1.4 million for the year ended December 31, 2011, with a weighted average cost of 4.97% compared to $1.6 million for the year ended December 31, 2010, with a weighted average cost of 4.28%. This increase in weighted average cost was primarily the result of an increase in the rates in effect on our subordinated debt as well as an increase in the amount borrowed from related parties. This was offset by a decrease in FHLB advances from an average annual amount and rate perspective.

The net interest margin increased by 67 basis points from 3.52% at December 31, 2010 to 4.19% at December 31, 2011. The increase is mainly the result of the decreased costs of our interest-bearing liabilities in the current low interest rate environment coupled with the additional interest income on the loans acquired from ABI as discussed above. The impact of the additional interest income from loans acquired from ABI adds approximately 55 basis points to the net interest margin for the year ended December 31, 2011. The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and has taken action to reduce costs through reductions in the rates paid on its core deposits.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectability of the Company’s loan portfolio. The provision for the year ended December 31, 2011 was $12.4 million, compared to $17.0 million in 2010. The provision expense was necessitated primarily by the ongoing softening in real estate values in our market. The Company had net loan charge-offs of $12.4 million in 2011 compared to $10.8 million during 2010. Approximately $6.8 million of the 2010 charge-offs were related to loans classified as held-for-sale during the fourth quarter of 2010 that were recorded at the lower of cost or fair value causing our provision expense to be unusually high for 2010. When comparing what remained of net charge-offs in 2010 of $4.0 million to the 2011 net charge-offs of $12.4 million, the increase is primarily the result of the continued depressed real estate market and additional foreclosures in 2011. Management believes that the allowance for loan losses of $13.0 million at December 31, 2011 is adequate to absorb probable incurred credit losses in the portfolio as of that date.

Noninterest Income. Noninterest income was $1.5 million for 2011 compared to $1.2 million in 2010. The increase was principally the result of an increase in miscellaneous fee income as a result of a full year following the merger with ABI. In addition, included in noninterest income for 2011 was a $57,000 net gain on the sale of state and political securities.

Noninterest Expense. Noninterest expense totaled $30.2 million for the year ended December 31, 2011, compared to $17.1 million in 2010. A primary driver of this increase was a full year following the merger with ABI as increases are evidenced across most noninterest expenses such as salaries and employee benefits, occupancy and equipment and data processing. This is due to the increase from five to eight banking offices as well as an increase in the number of employees as part of the merger. In addition, there was $602,000 of amortization expense in 2011 related to the intangible assets acquired in the acquisition of ABI. This was offset by a decrease of $1.2 million in merger related costs from the previous year to the current year as well as a decrease of $1.4 million in other real estate owned expense as the properties owned in 2010 had more costs associated with them than the mix of properties owned during 2011. In addition, other real estate owned expense in 2010 was increased as a result of the Company’s strategy to strengthen its balance sheet by lowering the amount of nonperforming assets. Also, a goodwill impairment charge of $11.2 million was recorded as of December 31, 2011. The Company historically tests its goodwill for impairment as of September 30, however due to the recording of a full valuation allowance on our deferred tax asset as well as an additional provision for loan losses in the fourth quarter of 2011, the Company updated its goodwill impairment test as of December 31, 2011, which indicated goodwill was impaired. To evaluate goodwill, the Company engaged a third-party valuation specialist to assist management in determining the fair value of the Company and whether goodwill was impaired. The results of this analysis indicated that a portion of the Company’s recorded goodwill was impaired, (see foot note 21 of the

Consolidated Financial Statements for further information). After the impairment charges, the Company had $3.1 of goodwill on its balance sheet as of December 31, 2011 that is subject to impairment evaluation in the future.

Income Taxes (Benefit). Income tax expense for the year ended December 31, 2011 was $6.8 million compared to an income tax benefit of $5.8 million in 2010. The increase in income tax expense in comparison to the prior year was mostly the result of recording a full valuation allowance on the Company’s deferred tax asset. The Company recorded a valuation allowance against our deferred tax asset based on evaluation of available positive and negative evidence. When determining the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded as a benefit, the Company conducts a quarterly assessment of all available information. This information includes, but is not limited to, taxable income in prior periods and projected future income. Based on these criteria, the Company determined that it was necessary to establish a valuation allowance against our deferred tax asset. The Company will continue to perform an analysis each quarter to determine if the need for a valuation allowance still exists. To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once the Company can demonstrate a sustainable return to profitability and conclude that it is more likely than not the deferred tax asset will be utilized prior to expiration.

Net Income. Net loss for the year ended December 31, 2011 was $24.1 million, or $4.09 per basic and diluted share, compared to a net loss of $11.4 million, or $5.07 per basic and diluted share in 2010. The net loss for the year ended December 31, 2011 is largely driven by the income tax expense of $6.8 million a goodwill impairment charge of $11.2 million, as well as the provision for loan losses due to the continued depressed real estate market in which the Company operates. This was offset by the acquisition of ABI in the fourth quarter of 2010 as additional interest income was recognized in 2011. In addition, the decrease in interest expense due to the continued low interest rate environment positively impacted net income for the year ended December 31, 2011.

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

Interest expense on deposit accounts amounted to $6.7 million for the year ended December 31, 2010, compared to $7.8 million in 2009. The decrease resulted from a decrease in the weighted average cost of interest-bearing deposits from 2.96% in 2009 to 2.05% in 2010. The average costs on interest-bearing deposits and all interest-bearing liabilities reflect the ongoing reduction in interest rates paid on deposits because of the repricing of deposits in the current environment coupled with the change in the funding mix for 2010 compared to 2009. Interest on FHLB advances, subordinated debt, Federal Reserve borrowing and other borrowings amounted to $1.6 million for the year ended December 31, 2010, with a weighted average cost of 4.28% compared to $1.9 million for the year ended December 31, 2009, with a weighted average cost of 3.72%. This increase in weighted average cost was primarily the result of an increase in the rates in effect on our subordinated debt, including the addition of a fourth statutory trust as a result of the merger with ABI. This was offset by a decrease in FHLB advances and Federal Reserve borrowings.

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

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectability of the Company’s loan portfolio. The provision for the year ended December 31, 2010 was $17.0 million, compared to $4.4 million in 2009. The provision expense was necessitated primarily by an increase in net charge-offs and the ongoing softening in real estate values in our market. The Company had net loan charge-offs of $10.8 million in 2010 compared to $2.2 million during 2009. Approximately $6.8 million of the increase in charge-offs is related to loans classified as held-for-sale during the fourth quarter which are recorded at the lower of cost or fair value. The remainder was primarily the result of foreclosures and short-sales. Management believes that the allowance for loan losses of $13.1 million at December 31, 2010 is adequate to absorb probable incurred credit losses in the portfolio as of that date.

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

The Management ALCO Committee, which consists of the Chief Executive Officer, President and the Chief Financial Officer, meets quarterly to review the liquidity position and earnings simulation reports and to ensure there is adequate capital to meet growth strategies. Strategy development is structured to mitigate any exposure that is indicated through the modeling.

The Pricing & Liquidity Management Committee meets monthly to execute the strategies set forth by the preceding two committees. Senior management and select members from other departments comprise this committee.

Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 7 to the Consolidated Financial Statements.

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) or (3) an instrument with no hedging designation (“stand-alone derivative”). The Company entered into a derivative contract that is designated as a cash flow hedge. The gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Any change in the fair value of the derivative that is not highly effective in hedging the change in expected cash flows of the hedged item would be recognized immediately in current earnings. Net cash settlements are recorded in interest income or interest expense, based on the item being hedged. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

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

The Company utilizes a third party and its proprietary simulation model to assist in identifying and managing interest-rate risk. The December 31, 2011 analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates is presented below. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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

	Interest Rates Decrease 100 BP	Base	Interest Rates Increase 200 BP
Hypothetical Net Interest Income	$21,108	$20,719	$20,694

Net Interest Income ($ change)	389	—	25

Net Interest Income (% change)	1.88%	—	(0.12)%

Hypothetical Market Value of Equity	$41,430	$42,436	$41,685

Market Value ($ Change)	(1,106)	—	(851)

Market Value (% Change)	(2.67)%	—	2.00%

When compared to the prior year under the same simulation assumptions, the Company’s exposure to market risk remains relatively unchanged. The interest-rate risk position of the Company is slightly liability sensitive. Under the simulation modeling, the base is projected to improve slightly over the first year as funding costs continue to decline; as rates fall, net interest income increases slightly as non-maturity deposits reprice, reducing funding costs to a greater extent than the reduction in asset yields.

In a rising rate environment, higher funding costs are matched by increasing asset yields as floating rate loans reprice, resulting in net interest income tracking in line with the base scenario.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Jacksonville Bancorp, Inc.

Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Jacksonville Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Fort Lauderdale, Florida

March 30, 2012

JACKSONVILLE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31,

(Dollar amounts in thousands except share data)

	2011	2010
ASSETS
Cash and due from financial institutions	$9,955	$13,728
Federal funds sold	—	6,569

Cash and cash equivalents	9,955	20,297

Securities available for sale	63,140	62,356
Loans held for sale	—	13,910
Loans, net of allowance for loan losses of $13,024 in 2011 and $13,069 in 2010	449,583	499,696
Premises and equipment, net	6,978	6,943
Bank owned life insurance	9,541	9,307
Federal Home Loan Bank stock, at cost	2,707	3,728
Real estate owned, net	7,968	5,733
Deferred income taxes	—	7,108
Accrued interest receivable	2,598	3,170
Prepaid regulatory assessment	782	1,738
Goodwill	3,137	12,498
Other intangible assets, net	1,774	2,376
Other assets	3,262	2,973

Total assets	$561,425	$651,833

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$82,852	$72,428
Money market, NOW and savings deposits	199,070	211,057
Time deposits	191,985	278,702

Total deposits	473,907	562,187
Loans from related parties	3,000	800
Federal Home Loan Bank advances and other borrowings	36,811	18,124
Subordinated debentures	16,026	15,962
Accrued expenses and other liabilities	2,337	2,901

Total liabilities	532,081	599,974
Commitments and contingent liabilities

Shareholders’ equity
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value; 40,000,000 shares authorized; 5,889,822 and 5,888,809 shares issued and outstanding, respectively	59	59
Additional paid-in capital	55,383	55,307
Retained earnings (deficit)	(27,216)	(3,157)
Accumulated other comprehensive income (loss)	1,118	(350)

Total shareholders’ equity	29,344	51,859

Total liabilities and shareholders’ equity	$561,425	$651,833

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31,

(Dollar amounts in thousands except share data)

	2011	2010	2009
Interest and dividend income
Loans, including fees	$28,758	$22,954	$22,190
Taxable securities	1,071	540	648
Tax-exempt securities	838	469	414
Federal funds sold and other	77	(1)	(48)

Total interest income	30,744	23,962	23,204
Interest expense
Deposits	5,583	6,720	7,844
Federal Reserve and other borrowings	172	1	116
Federal Home Loan Bank advances	367	790	1,034
Subordinated debentures	894	770	734
Federal funds purchased and repurchase agreements	—	1	1

Total interest expense	7,016	8,282	9,729

Net interest income	23,728	15,680	13,475
Provision for loan losses	12,392	16,988	4,361

Net interest income (loss) after provision for loan losses	11,336	(1,308)	9,114

Noninterest income
Service charges on deposit accounts	884	610	597
Write-off of non-marketable equity security	—	—	(132)
Other income	647	564	376

Total noninterest income	1,531	1,174	841
Noninterest expense
Salaries and employee benefits	7,617	5,378	4,441
Occupancy and equipment	2,524	1,933	1,674
Regulatory assessment	1,017	1,009	1,020
Data processing	1,448	1,081	909
Advertising and business development	523	471	603
Professional fees	1,116	684	551
Merger related costs	153	2,030	—
Telephone expense	310	147	128
Director fees	179	111	50
Courier, freight and postage	177	109	129
Other real estate owned expense	2,060	3,422	73
Goodwill impairment	11,159	—	—
Other	1,869	749	405

Total noninterest expense	30,152	17,124	9,983

Loss before income tax (benefit) expense	(17,285)	(17,258)	(28)
Income tax (benefit) expense	6,774	(5,816)	(104)

Net income (loss)	$(24,059)	$(11,442)	$76

Earnings (loss) per share:
Basic	$(4.09)	$(5.07)	$.04
Diluted	$(4.09)	$(5.07)	$.04

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31,

(Dollar amounts in thousands except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at January 1, 2009	1,748,599	$17	$18,568	$8,213	$(2)	$49	$26,845
Comprehensive income:
Net income				76			76
Change in unrealized gain (loss) on securities available for sale, net of tax						277	277
Net unrealized derivative gain (loss) on cash flow hedge, net of tax						10	10

Total comprehensive income							363
Share-based compensation	3,603		63	(2)	38		99
Purchase of treasury stock	(3,686)				(39)		(39)
Issuance of common stock	727						—

Balance at December 31, 2009	1,749,243	$17	$18,631	$8,287	$(3)	$336	$27,268
Comprehensive income:
Net income (loss)				(11,442)			(11,442)
Change in unrealized gain (loss) on securities available for sale, net of sale, net of tax						(411)	(411)
Net unrealized derivative gain (loss) on cash flow hedge, net of tax						(275)	(275)

Total comprehensive loss							(12,128)
Share-based compensation	2,100		96				96
Purchase of treasury stock	(1,817)			(2)	3		1
Issuance of common stock	4,139,283	42	36,580				36,622

Balance at December 31, 2010	5,888,809	$59	$55,307	$(3,157)	—	$(350)	$51,859
Comprehensive loss:
Net loss				(24,059)			(24,059)
Change in unrealized gain (loss) on securities available for sale, net of sale, net of tax						1,920	1,920
Net unrealized derivative gain (loss) on cash flow hedge, net of tax						(452)	(452)

Total comprehensive income							(22,591)
Share-based compensation			76				76
Issuance of common stock	1,013	0					0

Balance at December 31, 2011	5,889,822	$59	$55,383	$(27,216)	$0	$1,118	$29,344

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,

(Dollar amounts in thousands except share data)

	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$(24,059)	$(11,442)	$76
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation and amortization	616	522	491
Net amortization of deferred loan fees	(134)	(85)	48
Provision for loan losses	12,392	16,988	4,361
Goodwill impairment	11,159	—	—
Net amortization (accretion) of securities	707	(46)	(50)
Net realized gain on sale of securities	(57)	—	—
Net accretion of purchase accounting adjustments	(2,817)	173	—
Net (gain) loss on sale of real estate owned	(25)	547	16
Loss on write-down of real estate owned	1,804	1,930	30
Earnings on Bank owned life insurance	(235)	(399)	(135)
Share-based compensation	76	118	99
Loss on disposal of premises and equipment	31	42	10
Loss on nonmarketable equity investment	—	—	132
Deferred income tax benefit	6,226	(4,654)	(685)
Net change in:
Accrued interest receivable and other assets	1,220	(1,030)	(2,353)
Accrued expenses and other liabilities	(1,275)	554	71

Net cash from operating activities	5,629	3,218	2,617
Cash flows from investing activities
Available for sale securities:
Sales	4,599	—	—
Maturities, prepayments and calls	9,829	8,922	12,083
Purchases	(12,783)	(6,935)	(4,076)
Proceeds from maturity of held to maturity securities	—	—	50
Proceeds from bulk loan sale	13,910	—	—
Loan (originations) and payments, net	31,909	8,346	(21,733)
Proceeds from sale of real estate owned	3,459	1,550	4,216
Additions to premises and equipment	(716)	(513)	(89)
Proceeds from disposal of premises and equipment	28	—	—
Acquisition of Atlantic BancGroup, Inc., net of cash received	—	19,192	—
Purchase of Federal Home Loan Bank stock, net of redemptions	1,021	364	(1,342)

Net cash from investing activities	51,256	30,926	(10,891)
Cash flows from financing activities
Net change in deposits	(88,027)	(39,735)	25,091
Net change in federal funds purchased	—	(227)	227
Net change in Federal Reserve borrowing	—	—	(26,000)
Net change in overnight Federal Home Loan Bank advances	18,600	—	—
Net change in fixed rate Federal Home Loan Bank advances	—	(15,000)	5,000
Proceeds from issuance of common stock	—	34,689	—
Proceeds from related party transactions	2,200	800	—
Purchase of treasury stock	—	(21)	(39)

Net cash from financing activities	(67,227)	(19,494)	4,279
Net change in cash and cash equivalents	(10,342)	14,650	(4,501)
Beginning cash and cash equivalents	20,297	5,647	10,148

Ending cash and cash equivalents	$9,955	$20,297	$5,647

Supplemental disclosure of cash flow information:
Interest paid	$7,621	$8,022	$9,873
Income taxes paid	1,700	—	410
Supplemental schedule of noncash investing and financing activities:
Acquisition of real estate owned	$7,516	$1,851	$8,184
Supplemental schedule of noncash financing activities
Loan participation on agreements classified as secured borrowings	$209	$—	$—

We completed the acquisition of Atlantic BancGroup, Inc. in 2010. In connection with the merger, liabilities were assumed as follows:

Fair value of assets acquired:	$244,415
Equity consideration	(1,933)
Cash paid	(838)

Liabilities assumed	$241,644

See accompanying notes to consolidated financial statements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting standards, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ from those estimates. Changes in assumptions or in market conditions could significantly affect the estimates. The allowance for loan losses, the fair values of financial instruments, the valuation allowance on our deferred tax asset and the accounting for loans acquired with evidence of credit deterioration are particularly subject to change.

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

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Dollar amounts in thousands except share data)

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

Interest income on a loan in any of our portfolio segments is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All unsecured loans in our consumer and other portfolio segment are charged off once they reach 90 days delinquent. This is the only portfolio segment that the Company charges off loans solely based on the number of days of delinquency. For real estate mortgage, commercial loan and the secured consumer and other portfolio segments, the charge-off policy is that a loan is fully or partially charged off when, based on management’s assessment, it has been determined that it is highly probable that the Company would not collect all principal and interest payments according to the contractual terms of the loan agreement. This assessment is determined based on a detailed review of all substandard and doubtful loans each month. This review considers such criteria as the value of the underlying collateral, financial condition and reputation of the borrower and guarantors and the amount of the borrower’s equity in the loan. The Company’s charge-off policy has remained materially unchanged for all periods presented.

At times, the Company will charge off a portion of a nonperforming or impaired loan versus recording a specific reserve. The decision to charge off a portion of the loan is based on specific facts and circumstances unique to each loan. General criteria considered are: the probability that the Company will foreclose on the property, the value of the underlying collateral compared to the principal amount outstanding on the loan and the personal guarantees associated with the loan. For the period ended December 31, 2011, partial charge-offs were $6,645 on $25,269 of nonperforming loans and impaired loans. For the period ended December 31, 2010, partial charge-offs were $3,352 on $5,617 of nonperforming loans and $6,220 on $10,499 of impaired loans. Of these amounts charged-off for the period ending December 31, 2010, $3,319 of nonperforming loans and $6,215 of impaired loans were due to the bulk loan sale that occurred on February 8, 2011.

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

Overdrawn customer checking accounts are reclassified as consumer loans and are evaluated on an individual basis for collectability. The balances, which totaled $524 and $68 at December 31, 2011 and December 31, 2010, respectively, are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Dollar amounts in thousands except share data)

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

Such purchased loans are accounted for individually by estimating the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the amount paid are recorded as interest income over the estimated remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference).

Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Loans Held-for-Sale: Loans intended for sale to independent investors are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

The Company’s policy for assessing loans for impairment is the same for all classes of loans and is included in our allowance for loan losses policy. The Company classifies a loan as impaired when it is probable that the Company will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. An impairment analysis is performed utilizing the following general factors, although not all of these factors need be met for an impairment analysis to be performed: substandard or doubtful loan, loan amount greater than $100 and the loan is 90 days past due or more. In addition, the Company also considers the following: financial condition of the borrower, the Company’s best estimate of the direction and magnitude of any future changes in the borrower’s financial condition, fair value of collateral if the loan is collateral dependent, loan’s observable market price, expected future cash flow and, if a purchased loan, the amount of the remaining unaccreted carrying discount. For loans acquired in the acquisition of ABI, if events occur within the measurement period (i.e., 12 months from date of acquisition) that cause a deterioration of the loan that is more than the deterioration estimated at acquisition, we evaluate whether the events and circumstances that existed as of the acquisition date are due to new information obtained about facts and

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Dollar amounts in thousands except share data)

circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of additional deterioration. If so, the additional deterioration is recorded as additional carrying discount with a corresponding increase in goodwill. If not, the additional deterioration is recorded as additional provision expense with a corresponding increase in the allowance for loan losses. After the measurement period, any additional impairment above the current carrying discount is recorded as additional provision expense with a corresponding increase in the allowance for loan losses.

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

Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception unless the loan is collateral dependent. Key factors that the Company considers at the time a loan is restructured to determine whether the loan should accrue interest include if the loan is less than 90 days past due and if the loan is in compliance with the modified terms of the loan. The Company determines that the loan has been restructured to be reasonably assured of repayment and of performance according to the modified terms by performing an analysis that documents exactly how the loan is expected to perform under the modified terms. Once loans become troubled debt restructurings, they remain troubled debt restructurings until they mature or are paid off in the normal course of business.

The general component covers all other loans not identified as impaired and is based on historical losses with consideration give to current factors. The historical loss component of the allowance is determined by losses recognized by each portfolio segment over the preceding five years with the most recent years carrying more weight. This is supplemented by the risks for other economic factors. In calculating the historical component of our allowance, we aggregate our loans into one of three portfolio segments: real estate mortgage loans, commercial loans, and consumer and other loans. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. Actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: the concentration of watch and substandard loans as a percentage of total loans, levels of loan concentration within a portfolio segment or division of a portfolio segment and broad economic conditions.

Foreclosed Assets: Assets acquired through or in place of loan foreclosure are initially recorded at estimated fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs incurred after acquisition are expensed.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Dollar amounts in thousands except share data)

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

Other intangible assets consist of a core deposit intangible asset arising from the acquisition of ABI which is amortized on an accelerated method over its estimated useful life of eight years.

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

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(Dollar amounts in thousands except share data)

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

Share-based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of Bancorp’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. There were no uncertain tax positions taken by the Company for the years ending December 31, 2011 and 2010. The Company’s returns are subject to examination by taxing authorities for all years after 2007. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Dividend Restrictions: Bank regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Bancorp or by Bancorp to its shareholders.

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

Adoption of New Accounting Standards: In April 2011, the Financial Accounting Standards Board (“FASB”) amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this standard did not have a material effect on our consolidated financial statements.

In May 2011, the FASB completed their amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards and issued a final standard. Many of

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In September 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach and changes the presentation of reclassification items out of other comprehensive income to net income. In December 2011, the FASB deferred certain provisions related to the reclassifications of items out of accumulated other comprehensive income and the presentation of the reclassification items. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholders’ equity. The other provisions of the amendment are effective for fiscal and interim periods beginning after December 15, 2011. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

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

NOTE 2

On November 16, 2010, the Company acquired 100% of the outstanding common shares of Atlantic BancGroup, Inc. and its wholly owned subsidiary, Oceanside Bank, in exchange for 249,483 shares of Bancorp’s common stock and $838 in cash. Under the terms of the agreement and plan of merger, ABI common shareholders received 0.2 shares of Bancorp’s common stock and $0.67 in cash in exchange for each share of ABI common stock. As a result of the merger, the Company enhanced its geographic footprint and now operates in a new market, the Jacksonville Beach area. ABI results of operations were included in the Company’s results beginning November 16, 2010. Acquisition-related costs are included in merger related costs in the Company’s income statement for the years ended December 31, 2011 and 2010. The fair value of the common shares issued as part of the consideration paid for ABI was determined on the basis of the closing price of the Company’s common shares on the acquisition date.

NOTE 2—BUSINESS COMBINATION AND CAPITAL RAISE

(Dollar amounts in thousands except share data)

Additionally, Bancorp simultaneously executed a stock purchase agreement with four accredited investors led by CapGen Capital Group IV LP (“CapGen”) to sell $35,000 in Bancorp common stock. A total of 3,888,889 shares were issued at $9.00 per share. The net proceeds from the sale after offering expenses were $34,687 and were used to fund the merger and integration of ABI into the Company. As a result of this transaction, no one entity owns more than 50% of the Company.

As previously disclosed, the fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the merger as new information relative to the closing date fair value became available. Specifically, additional information related to the fair value over loans and other real estate owned changed as new information became available. Final valuation and purchase price allocation adjustments are reflected in the table below:

	November 16, 2010 (as initially reported)	Final Measurement Period Adjustments	November 16, 2010 (as adjusted)
Cash and cash equivalents	$20,030	$—	$20,030
Securities	42,785	—	42,785
FHLB Stock	1,045	—	1,045
Loans	157,971	(1,844)	156,127
Core deposit intangible	2,453	—	2,453
Other real estate owned	2,702	39	2,741
Premises and equipment	3,374	—	3,374
Other assets	1,557	(10)	1,547

Total assets acquired	$231,917	$(1,815)	$230,102

Deposits	$231,306	$—	$231,306
FHLB borrowed funds	8,124	—	8,124
Subordinated debt	1,404	—	1,404
Other liabilities	810	(17)	793

Total liabilities assumed	$241,644	$(17)	$241,627

Total identifiable net liabilities	$(9,727)	$(1,798)	$(11,525)
Goodwill	$12,498	$1,798	$14,296
Cash Paid	$838	$—	$838
Equity consideration	$1,933	$—	$1,933

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

	2010	2009
	(unaudited)	(unaudited)
Net interest income	$24,967	$22,898

Net (loss) income	$(10,163)	$69

Basic (loss) earnings per share	$(1.73)	$.01

Diluted (loss) earnings per share	$(1.73)	$.01

NOTE 3—INVESTMENT SECURITIES

(Dollar amounts in thousands except per share data)

The following table summarizes the amortized cost and fair value of the available-for-sale and investment securities portfolio at December 31, 2011 and 2010 and the corresponding amounts of unrealized gains and losses therein:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)
December 31, 2011
Available-for sale securities
U.S. government-sponsored entities and agencies	$3,093	$6	$(6)	$3,093
State and political subdivisions	16,574	1,317	(10)	17,881
Mortgage-backed securities—residential	31,601	1,451	—	33,052
Collateralized mortgage obligations—residential	8,929	185	—	9,114

Total available-for-sale securities	$60,197	$2,959	$(16)	$63,140

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Dollars in thousands)
December 31, 2010
Available-for sale securities
U.S. government-sponsored entities and agencies	$—	$—	$—	$—
State and political subdivisions	23,584	208	(458)	23,334
Mortgage-backed securities—residential	33,545	355	(302)	33,598
Collateralized mortgage obligations—residential	5,363	61	—	5,424

Total available-for-sale securities	$62,492	$624	$(760)	$62,356

The proceeds from sales of available-for-sale securities and the associated gains and losses are listed below:

	December 31, 2011	December 31, 2010	December 31, 2009
Gross gains	$86	$—	$—
Gross losses	(29)	—	—

Net gain	$57	$—	$—

Proceeds	$4,599	$—	$—

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Securities not due at a single maturity date, primarily mortgage-backed and collateralized mortgage obligations, are shown separately.

	December 31, 2011
	Amortized Cost	Fair Value
Maturity
Available-for-sale securities
Within one year	$—	$—
One to five years	205	218
Five to ten years	4,892	5,074
Beyond ten years	14,570	15,682
Mortgage-backed	31,601	33,052
Collateralized mortgage obligations	8,929	9,114

Total Investment Securities	$60,197	$63,140

NOTE 3—INVESTMENT SECURITIES (Continued)

(Dollar amounts in thousands except per share data)

Securities pledged for the years ending 2011 and 2010 had carrying amounts of $14,784 and $7,458, respectively, and were pledged to secure the available line for the Federal Reserve Bank borrowing for the Borrower in Custody Program as well as the state of Florida.

For the years ending 2011 and 2010, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the investment securities with unrealized losses at December 31, 2011 and 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
December 31, 2011
Available-for-sale securities
U.S. government-sponsored entities and agencies	$994	$(6)	$—	$—	$994	$(6)
State and political subdivisions	210	(10)	—	—	210	(10)
Mortgage-backed securities—residential	—	—	—	—	—	—
Collateralized mortgage obligations—residential	—	—	—	—	—	—

Total investment securities	$1,204	$(16)	$0	$0	$1,204	$(16)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Dollars in thousands)
December 31, 2010
Available-for-sale securities
U.S. government-sponsored entities and agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	14,225	(458)	—	—	14,225	(458)
Mortgage-backed securities—residential	22,793	(302)	—	—	22,793	(302)
Collateralized mortgage obligations—residential	—	—	—	—	—	—

Total investment securities	$37,018	$(760)	$—	$—	$37,018	$(760)

Other-Than-Temporary Impairment

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

NOTE 3—INVESTMENT SECURITIES (Continued)

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

As of December 31, 2011, the Company’s security portfolio consisted of $63,140 of available-for-sale securities, and $1,204 was in an unrealized loss position. The majority of unrealized losses are related to the Company’s U.S. State and Political Subdivisions and U.S. Government-Sponsored Entities and Agencies, as discussed below:

U.S. Government-Sponsored Entities and Agencies

All of the U.S. Agency securities held by the Company were issued by U.S. government-sponsored entities and agencies. The decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality.

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired at December 31, 2011.

State and Political Subdivisions

All of the State and Political Subdivisions (“Municipal Bonds”) held by the Company were issued by a city or other local government. The Municipal Bonds are general obligations of the issuer and are secured by specified revenues. The decline in fair value is primarily attributable to changes in interest rates and the ratings of the underlying insurers rather than the ability or willingness of the municipality to repay.

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired at December 31, 2011.

For the 12-month period ended December 31, 2011, there were no credit losses recognized in earnings.

NOTE 4—LOANS

(Dollar amounts in thousands except per share data)

Loans at year end, excluding loans classified as held for sale, were as follows:

	2011	2010
Commercial	$35,714	$35,976
Real estate:
Residential	115,814	136,771
Commercial	261,468	282,468
Construction and land	45,891	52,808
Consumer	3,955	5,110

Subtotal	462,842	513,133
Less: Net deferred loan fees	(235)	(368)
Allowance for loan losses	(13,024)	(13,069)

Loans, net	$449,583	$499,696

Loans acquired as a result of the merger with ABI were recorded at fair value on the date of acquisition. The amounts reported in the table above are net of the fair value adjustments as well as loans held-for-sale. The table below reflects the contractual amount less the discount to principal balances remaining from these fair value adjustments by class of loan as of December 31, 2011 and 2010. This discount will be accreted into interest income as deemed appropriate over the remaining term of the related loans:

	Gross Contractual Amount Receivable	Discount	Carrying Balance
December 31, 2011
Commercial	$4,718	$261	$4,457
Real estate:
Residential	41,820	4,229	37,591
Commercial	61,439	5,344	56,095
Construction and land	19,572	3,498	16,074
Consumer	1,515	137	1,378

Total	$129,064	$13,469	$115,595

	Gross Contractual Amount Receivable	Discount	Carrying Balance
December 31, 2010
Commercial	$11,206	$923	$10,283
Real estate:
Residential	50,651	5,470	45,181
Commercial	76,416	6,875	69,541
Construction and land	28,048	4,913	23,135
Consumer	2,735	171	2,564

Total	$169,056	$18,352	$150,704

NOTE 4—LOANS (Continued)

(Dollar amounts in thousands except share data)

As of December 31, 2011, there were no loans classified as held-for-sale. As of December 31, 2010, loans classified as held-for-sale were $13,910 and were sold on February 11, 2011 through a bulk loan sale. There was no gain or loss recorded as a result of the bulk loan sale. The composition of the loans sold was as follows:

Commercial loans	$20
Real estate mortgage loans:
Residential	1,401
Commercial	11,649
Construction and land	840
Consumer loans	—

$13,910

Activity in the allowance for loan losses by portfolio segment for December 31 was as follows:

	2011	2010	2009
Allowance at beginning of period	$13,069	$6,854	$4,705
Charge-offs:
Commercial loans	222	37	425
Real estate loans	12,193	10,763	1,788
Consumer and other loans	406	107	22

Total charge-offs	12,821	10,907	2,235

Recoveries:
Commercial loans	15	85	10
Real estate loans	255	46	9
Consumer and other loans	114	3	4

Total recoveries	384	134	23

Net charge-offs	12,437	10,773	2,212

Provision for loan losses charged to operating expenses:
Commercial loans	224	(139)	197
Real estate loans	11,811	17,017	4,143
Consumer and other loans	357	110	21

Total provision	12,392	16,988	4,361

Allowance at end of period	$13,024	$13,069	$6,854

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

NOTE 4—LOANS (Continued)

(Dollar amounts in thousands except share data)

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

Commercial Loans

Commercial loans are primarily underwritten on the basis of the borrowers’ ability to service such debt from income. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. As a general practice, we take as collateral a security interest in any available real estate, equipment, or other chattel, although loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by ]long-term assets.

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

NOTE 4—LOANS (Continued)

(Dollar amounts in thousands except share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, excluding loans classified as held-for-sale, and based on the impairment method as of December 31, 2011 and 2010:

	Commercial	Real Estate	Consumer and other	Total
December 31, 2011
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$1,747	$—	$1,747
Collectively evaluated for impairment	587	10,566	119	11,272
Loans acquired with deteriorated credit quality	—	4	—	4
Loans acquired without deteriorated credit quality	—	1	—	1

Total ending allowance balance	$587	$12,318	$119	$13,024

Loans:
Loans individually evaluated for impairment	$456	$36,914	$—	$37,370
Loans collectively evaluated for impairment	30,801	276,498	2,577	309,876
Loans acquired with deteriorated credit quality	483	39,668	19	40,170
Loans acquired without deteriorated credit quality	3,974	70,093	1,359	75,426

Total ending loans balance	$35,714	$423,173	$3,955	$462,842

	Commercial	Real Estate	Consumer and other	Total
December 31, 2010
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$6,384	$2	$6,386
Collectively evaluated for impairment	570	6,061	52	6,683
Loans acquired with deteriorated credit quality	—	—	—	—
Loans acquired without deteriorated credit quality	—	—	—	—

Total ending allowance balance	$570	$12,445	$54	$13,069

Loans:
Loans individually evaluated for impairment	$—	$46,472	$2	$46,474
Loans collectively evaluated for impairment	25,699	287,711	2,546	315,956
Loans acquired with deteriorated credit quality	1,199	50,893	39	52,131
Loans acquired without deteriorated credit quality	9,078	86,971	2,523	98,572

Total ending loans balance	$35,976	$472,047	$5,110	$513,133

NOTE 4—LOANS (Continued)

(Dollar amounts in thousands except share data)

The following tables present loans individually evaluated for impairment, excluding loans classified as held-for-sale, by class of loans as of December 31, 2011 and 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loans Losses Allocated
December 31, 2011
With no related allowance recorded:
Real estate—residential	$11,517	$10,574	$—
Real estate—commercial	9,527	7,443	—
Real estate—construction and land	12,365	8,885	—
Commercial	470	457	—
With an allowance recorded:
Real estate—residential	247	236	21
Real estate—commercial	10,314	9,479	1,665
Real estate—construction and land	304	296	61

Total	$44,744	$37,370	$1,747

	Unpaid Principal Balance	Recorded Investment	Allowance for Loans Losses Allocated
December 31, 2010
With no related allowance recorded:
Real estate—residential	$10,635	$10,635	$—
Real estate—commercial	5,225	5,212	—
Real estate—construction and land	890	890	—
With an allowance recorded:
Real estate—residential	5,409	5,359	1,135
Real estate—commercial	12,318	12,279	2,527
Real estate—construction and land	12,097	12,097	2,722
Consumer	8	2	2

Total	$46,582	$46,474	$6,386

Average of impaired loans and related interest income and cash-basis interest income recognized during impairment for the years ended December 31, 2011, 2010 and 2009 were as follows:

	December 31, 2011			December 31, 2010			December 31, 2009
	Average Impaired Loans	Interest Income	Cash-Basis	Average Impaired Loans	Interest Income	Cash-Basis	Average Impaired Loans	Interest Income	Cash-Basis
Commercial:	$158	$12	$12	$27	$1	$1	$197	$4	$4
Real estate:
Residential	12,890	71	29	8,026	481	481	6,662	194	194
Commercial	17,376	421	218	15,631	652	652	10,226	408	408
Construction and land	12,658	141	28	3,636	251	251	4,642	51	51
Consumer	1	—	—	38	2	2	1	—	—

Total	$43,083	$645	$287	$27,358	$1,387	$1,387	$21,728	$657	$657

NOTE 4—LOANS (Continued)

(Dollar amounts in thousands except share data)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual, excluding loans classified as held-for-sale, by class of loans as of:

	December 31, 2011
	Nonaccrual	Loans Past Due over 90 Days Still on Accrual
Commercial	$1,168	$—
Real estate mortgage loans:
Commercial	17,081	—
Residential	13,684	—
Construction and land	14,953	—
Consumer	18	—

Total	$46,904	$—

	December 31, 2010
	Nonaccrual	Loans Past Due over 90 Days Still on Accrual
Commercial	$371	$—
Real estate mortgage loans:
Commercial	9,843	—
Residential	14,215	—
Construction and land	10,582	—
Consumer	$6	$—

Total	$35,017	$—

Included in the nonaccrual and loans past due over 90 days still on accrual tables above are loans acquired in the merger with ABI. As of December 31, 2011 and 2010, the amounts totaled $11,472 and $5,540, respectively.

The following tables present the aging of the recorded investment in past due loans, excluding loans classified as held-for-sale, by class of loans, as of December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Loans Not Past Due	Total
Commercial	$40	$90	$200	$330	$35,384	$35,714
Real estate:
Residential	1,061	393	13,203	14,657	101,157	115,814
Commercial	2,041	6,050	9,724	17,815	243,653	261,468
Construction and land	296	1,974	14,510	16,780	29,111	45,891
Consumer	277	17	5	299	3,656	3,955

Total	$3,715	$8,524	$37,642	$49,881	$412,961	$462,842

NOTE 4—LOANS (Continued)

(Dollar amounts in thousands except share data)

December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Loans Not Past Due	Total
Commercial	$140	$36	$42	$218	$35,758	$35,976
Real estate:
Residential	4,580	846	13,126	18,552	118,219	136,771
Commercial	655	4,087	5,871	10,613	271,855	282,468
Construction and land	295	1,659	8,877	10,831	41,977	52,808
Consumer	201	28	5	234	4,876	5,110

Total	$5,871	$6,656	$27,921	$40,448	$472,685	$513,133

Included in the past due loan tables above are loans acquired in the merger with ABI. As of December 31, 2011 and 2010, the amounts are as follows:

	December 31, 2011	December 31, 2010
30-59 Days Past Due	$2,759	$1,927
60-89 Days Past Due	4,213	2,113
Greater than 90 Days Past Due	10,346	2,495

Total	$17,318	$6,535

Troubled Debt Restructurings

As of December 31, 2011, $15,384 of net loans were considered troubled debt restructurings. The Company has allocated $1,726 and $374 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and 2010, respectively. Of the $1,726 specific reserve as of December 31, 2011, $1,538 is allocated to customers whose loans are collateral dependent with collateral shortfalls. The Company has not committed to lend additional amounts as of December 31, 2011 and 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; to allow customers to make interest only payments for a limited period of time; or a permanent reduction of the recorded investment in the loan. All borrowers whose loans were modified in troubled debt restructurings were experiencing financial difficulties.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from six months to five years and eight months. Modifications involving interest only payments were for periods ranging from nine months to sixteen months.

The following tables represent loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2011:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Real estate: Commercial	5	$9,971	$9,479
Real estate: Construction and land	3	4,114	4,114

Total	8	$14,085	$13,593

NOTE 4—LOANS (Continued)

(Dollar amounts in thousands except share data)

The troubled debt restructurings described above increased the allowance for loan losses by $1,726 and resulted in charge-offs of $1,081 during the year ending December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the year ending December 31, 2011:

	Number of Loans	Recorded Investment
Troubled Debt Restructurings:
Real estate: Commercial	1	$3,077
Real estate: Construction and land	2	3,818

Total	3	$6,895

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The troubled debt restructurings that have defaulted described above increased the allowance for loan losses by $1,337 and resulted in charge-offs of $588 during the year ending December 31, 2011.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the year ending December 31, 2011. These loans have a total recorded investment as of December 31, 2011 of $22,460. The modification of these loans involved either a modification of the terms of the loan to borrowers who were not experiencing financial difficulties, such as allowing them to make interest only payments for a limited period of time (generally 18 months or less), adjusting the interest rate to a market interest rate for the remaining term of the loan or allowing a delay in payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the year ending December 31, 2011 and did not meet the definition of a troubled debt restructuring as the modification was a delay in payment that was considered to be insignificant had delays in payment for five months.

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

NOTE 4—LOANS (Continued)

(Dollar amounts in thousands except share data)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2011 and 2010, and based on the most recent analysis performed as of each year end, the risk category of loans by class of loans, excluding loans classified as held-for-sale, is as follows:

December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$31,836	$2,978	$900	$—	$35,714
Real estate:
Residential	88,947	7,324	19,543	—	115,814
Commercial	209,325	22,427	29,716	—	261,468
Construction and land	18,316	9,136	18,439	—	45,891
Consumer	3,687	250	18	—	3,955

Total	$352,111	$42,115	$68,616	$—	$462,842

December 31, 2010
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$29,903	$4,950	$918	$205	$35,976
Real estate:
Residential	96,836	21,375	18,440	120	136,771
Commercial	205,447	53,129	23,892	—	282,468
Construction and land	20,301	11,179	21,328	—	52,808
Consumer	4,946	83	81	—	5,110

Total	$357,433	$90,716	$64,659	$325	$513,133

NOTE 4—LOANS (Continued)

(Dollar amounts in thousands except share data)

Included in the risk category of loans by class of loans tables above are loans acquired in the merger with ABI. As of December 31, 2011 and 2010, the amounts are as follows:

	December 31, 2011	December 31, 2010
Special Mention	$9,674	$35,550
Substandard	26,797	14,324
Doubtful	—	325

Total	$36,471	$50,199

Purchased loans:

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amounts of these loans, excluding loans classified as held-for-sale, are as follows as of December 31:

	2011	2010	2009
Commercial	$560	$2,309	$—
Real estate mortgage loans:
Residential	21,412	14,184	—
Commercial	11,499	25,387	—
Construction and land	15,323	20,493	—
Consumer	121	140	—

Unpaid principal balance	$48,915	$62,513	$—

Carrying amount	$40,170	$52,131	$—

Accretable yield, or income expected to be collected, is as follows:

Balance at December 31, 2009	—
New loans purchased, including loans classified as held-for-sale	34,144
Accretion of income(1)	(234)
Reclassifications from nonaccretable difference	—
Disposals	—

Balance at December 31, 2010	$33,910

New loans purchased, including loans classified as held-for-sale	—
Accretion of income(1)	(3,957)
Reduction for loans sold and other	(13,610)
Reclassifications from nonaccretable difference	—
Disposals	—

Balance at December 31, 2011	$16,343

(1)	No accretion of income was taken on loans classified as held-for-sale

There were no loans purchased as of December 31, 2009.

NOTE 4—LOANS (Continued)

(Dollar amounts in thousands except share data)

The remaining accretable yield at December 31, 2011, or income expected to be collected, from the table above represents the remaining discount on the purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination. In addition, it includes the remaining contractual interest that the Company expects to collect on these loans.

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $4 and $0 during 2011 and 2010. No allowance for loan losses was reversed during 2011 or 2010.

Purchased loans for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

2010
Contractually required payments receivable of loans purchased during the year:
Commercial	$2,364
Real estate mortgage loans:
Residential	16,657
Commercial	39,446
Construction and land	25,053
Consumer	28
Loans held-for-sale	16,578

Total	$100,126

Cash flows expected to be collected at acquisition	$93,402
Fair value of loans acquired at acquisition	$59,288

There were no loans purchased during the year ended December 31, 2011.

NOTE 5—REAL ESTATE OWNED

(Dollar amounts in thousands except share data)

Activity regarding real estate owned was as follows:

	2011	2010	2009
Beginning of year	$5,733	$4,011	$89
Additions	7,516	5,749	8,488
Direct write downs to income statement, net	(1,804)	(1,930)	(348)
Direct write downs to goodwill	(43)	—	—
Proceeds received on sales	(3,459)	(1,550)	(4,215)
Net gain (loss) on sales	25	(547)	(3)

End of year	$7,968	$5,733	$4,011

Expenses related to foreclosed assets include:

	2011	2010	2009
Operating expenses, net	$485	$945	$70
Write downs, net	1,804	1,930	—
Gain upon acquisition	(204)	—	—
Net (gain) loss on sales	(25)	547	3

Total operating expenses	$2,060	$3,422	$73

NOTE 6—PREMISES AND EQUIPMENT

(Dollar amounts in thousands except share data)

Year-end premises and equipment were as follows:

	2011	2010
Land	$2,439	$3,137
Buildings	4,130	2,666
Furniture, fixtures and equipment	2,339	1,793
Leasehold improvements	2,269	1,942
Construction in process	596	307

Total	11,773	9,845

Less: Accumulated depreciation	(4,795)	(2,902)

Net Premises and equipment	$6,978	$6,943

Depreciation expense, including amortization of leasehold improvements, was $623, $434 and $468 for the years ended December 31, 2011, 2010 and 2009, respectively.

Operating Leases: The Company leases certain office facilities under operating leases that generally contain annual escalation clauses and renewal options. Rent expense was $927, $839 and $681 for 2011, 2010 and 2009, respectively. Rent commitments under non-cancelable operating leases, before considering renewal options that generally are present, were as follows:

2012	$908
2013	927
2014	939
2015	929
2016	503
Thereafter	1,111

Total	$5,317

NOTE 7—FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair value for investment securities is determined based on market prices of similar securities resulting in a Level 2 classification.

Derivatives: The fair value of derivatives is based on valuation models using observable market data as of the measurement date resulting in a Level 2 classification.

NOTE 7—FAIR VALUE (Continued)

(Dollar amounts in thousands except share data)

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

Other Real Estate Owned: Other real estate owned (OREO) is measured at fair value. Fair values are generally based on third party appraisals of the property. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. A Level 2 classification can result when there are outstanding commitments from third party investors.

Loans Held-For-Sale: Loans held-for-sale are carried at the lower of cost or fair value, as determined by outstanding commitments from third party investors, resulting in a Level 2 classification.

The following assets and liabilities are measured on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
(Dollars in thousands)
December 31, 2011
Available-for-sale
U.S. government-sponsored entities and agencies	3,093	—	3,093	—
State and political subdivisions	17,881	—	17,881	—
Mortgage-backed securities—residential	33,052	—	33,052	—
Collateralized mortgage obligations—residential	9,114	—	9,114	—
Liabilities:
Derivative liability	1,151	—	1,151	—
(Dollars in thousands)

December 31, 2010
Available-for-sale
U.S. government-sponsored entities and agencies	—	—	—	—
State and political subdivisions	$23,334	—	$23,334	—
Mortgage-backed securities—residential	33,598	—	33,598	—
Collateralized mortgage obligations—Residential	5,424	—	5,424	—
Liabilities:
Derivative Liability	425	—	425	—

There were no significant transfers between Level 1 and Level 2 during 2011 or 2010.

NOTE 7—FAIR VALUE (Continued)

(Dollar amounts in thousands except share data)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2011
Impaired loans:
Real estate mortgage loans:
Residential	$215	—	—	$215
Commercial	3,489	—	—	3,489
Construction and land	236	—	—	236
Other real estate owned:
Real estate mortgage loans:
Residential	1,095	—	—	1,095
Commercial	3,340	—	—	3,340
Construction and land	3,533	—	—	3,533

Loans held-for-sale	$—	—	—	—
December 31, 2010
Impaired loans:
Real estate mortgage loans:
Residential	$2,811	—	—	2,811
Commercial	5,116	—	—	5,116
Construction and land	8,301	—	—	8,301
Other real estate owned:
Real estate mortgage loans:
Residential	1,301	—	$648	$653
Commercial	1,077	—	—	1,077
Construction and land	3,355	—	—	3,355

Loans held-for-sale	$13,910	—	13,910	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,500, with a valuation allowance of $1,560 at December 31, 2011, compared to a carrying amount of $22,239 with a valuation allowance of $6,011 at December 31, 2010. Collateral dependent impaired loans and other real estate owned, valued under Level 3, were measured using current appraised values along with information on recent market transactions as well as management’s assumptions about the criteria that market participants would use in pricing the assets.

Other real estate owned, which is measured using the collateral values less costs to sell or outstanding commitments from third party investors, had a net carrying amount of $7,968, which is made up of the outstanding balance of $9,957 net of a valuation allowance of $1,989 at December 31, 2011, resulting in a net write-down of $1,347 for the year ending December 31, 2011. At December 31, 2010, other real estate owned had a net carrying amount of $5,733, made up of the outstanding balance of $7,834, net of a valuation allowance of $1,870, resulting in a write-down of $1,840 for the year ending December 31, 2010.

NOTE 7—FAIR VALUE (Continued)

(Dollar amounts in thousands except share data)

The carrying amount and estimated fair values of financial instruments at December 31, 2011 and 2010 were as follows:

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$9,955	$9,955	$20,297	$20,297

Securities available-for-sale	63,140	63,140	62,356	62,356
Loans held-for-sale	—	—	13,910	13,910
Loans, net	449,583	461,210	499,696	511,300
Federal Home Loan Bank stock	2,707	n/a	3,728	n/a
Non-marketable equity security	178	n/a	178	n/a
Accrued interest receivable	2,598	2,598	3,170	3,170
Financial liabilities

Deposits	$473,907	$474,161	$562,187	$551,061
Other borrowings	39,811	40,121	18,924	19,546
Subordinated debentures	16,026	8,723	15,962	6,839
Accrued interest payable	305	305	599	599
Interest rate swap	1,151	1,151	425	425

The methods and assumptions, not previously presented, used to estimate fair value, are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, loans held-for-sale, interest-bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. For loans, excluding loans classified as held-for-sale, fair value is based on discounted cash flows using current market rates applied to the estimated life adjusted for the allowance for loan losses. For fixed rate deposits and variable rate deposits with infrequent repricing, fair value is based on discounted cash flows using current market rates applied to the estimated life. Fair value of debt, including FHLB advances, is based on current rates for similar financing. It was not practicable to determine fair value of FHLB stock and other nonmarketable equity securities due to restrictions placed on transferability. The fair value of off-balance-sheet items is considered nominal.

NOTE 8—DEPOSITS

(Dollar amounts in thousands except share data)

Time deposits of $100 or more were $93,207 and $142,123 at year end 2011 and 2010.

Scheduled maturities of time deposits for the next five years are as follows:

2012	$132,400
2013	21,827
2014	17,140
2015	11,070
2016	9,549
Thereafter	—

NOTE 8—DEPOSITS (Continued)

(Dollar amounts in thousands except share data)

A fair value adjustment of $763 was recorded as of the date of the ABI merger because the weighted average interest rate of ABI’s time deposits exceeded the cost of similar wholesale funding at the time of the merger. This amount is being amortized to reduce interest expense on a declining basis over the average life of the time deposit portfolio. For the periods ending December 31, 2011 and 2010, $253 and $19 was amortized to interest expense, respectively.

NOTE 9—SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

(Dollar amounts in thousands except share data)

At year end, advances from FHLB were as follows:

	2011	2010
Advances maturing May 21, 2012 at a daily variable interest rate of 0.36% at December 31, 2011	$18,600	$—
Advances maturing July 15, 2016 at a fixed rate of 2.81%	2,500	—
Advances maturing July 15, 2014 at a fixed rate of 2.42%	2,500	—
Convertible advances maturing June 8, 2012 with a quarterly call option beginning September 10, 2007 at a fixed rate of 4.68%	—	5,000
Advances maturing January 9, 2012 at a fixed rate of 2.30%	8,002	8,124
Advances maturing May 29, 2012 at a fixed rate of 2.11%	5,000	5,000

	$36,602	$18,124

A fair value adjustment of $124 was recorded as of the date of the ABI merger because the interest rate of the FHLB advances exceeded the cost of similar advances at the time of the merger. This amount is being amortized to reduce interest expense over the remaining life of the advance on a straight-line basis.

Each advance is payable at its maturity date, with a prepayment penalty for early termination. The advances were collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans at year-end 2011 and 2010. Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $39,511 at December 31, 2011.

In 2008, the Company established a “Borrower in Custody” line of credit with the Federal Reserve Bank by pledging excess collateral. The amount of this line at December 31, 2011 was $30,385, all of which was available on that date.

Also included in FHLB advances and other borrowings on the Company’s consolidated balance sheet at December 31, 2011 was $209 that relates to certain loan participation agreements that are classified as secured borrowings as they do not qualify for sale accounting treatment. A corresponding amount is recorded as an asset within Loans on the Company’s consolidated balance sheets.

NOTE 10—SUBORDINATED DEBENTURES

(Dollar amounts in thousands except share data)

On June 17, 2004, the Company participated in a pooled offering of trust preferred securities. Bancorp formed Jacksonville Statutory Trust I (the “Trust I”), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust I used the proceeds from the issuance of $4,000 in trust preferred securities to acquire junior subordinated debentures of Bancorp. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the

NOTE 10—SUBORDINATED DEBENTURES (Continued)

(Dollar amounts in thousands except share data)

debt securities (three-month LIBOR plus 263 basis points). The initial rate in effect at the time of issuance was 4.06% and is subject to change quarterly. The rate in effect at December 31, 2011 was 3.19%.

On December 14, 2006, the Company participated in a pooled offering of trust preferred securities. Bancorp formed Jacksonville Statutory Trust II (the “Trust II”), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust II used the proceeds from the issuance of $3,000 in trust preferred securities to acquire junior subordinated debentures of Bancorp. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 173 basis points). The initial rate in effect at the time of issuance was 7.08% and is subject to change quarterly. The rate in effect at December 31, 2011 was 2.28%.

On June 20, 2008, the Company participated in a private placement offering of trust preferred securities. Bancorp formed Jacksonville Bancorp, Inc. Statutory Trust III (the “Trust III”), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. The Trust III used the proceeds from the issuance of $7,550 in trust preferred securities to acquire junior subordinated debentures of Bancorp. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 375 basis points). The initial rate in effect at the time of issuance was 6.55% and is subject to change quarterly. The rate in effect at December 31, 2011 was 4.30%. On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure. Under the terms of the agreement, which relates to the subordinated debt issued to the Jacksonville Statutory Trust III in the amount of $7,550, the Company has agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating rate contract (three-month LIBOR plus 375 basis points).

On September 15, 2005, ABI participated in a pooled offering of trust preferred securities. ABI formed Atlantic BancGroup Statutory Trust I (the “ABI Trust I”), a wholly owned statutory trust subsidiary for the purpose of issuing the trust preferred securities. Upon the successful completion of the merger, Bancorp acquired the ABI Trust I. The ABI Trust I used the proceeds from the issuance of $3,000 in trust preferred securities to acquire fixed/floating rate junior subordinated deferrable interest debentures of ABI in the amount of $3,000. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate of 5.89% equal to the interest rate on the debt securities, both payable quarterly for five years. Beginning in June 2009, ABI did not make any quarterly payments on the debentures. The Company brought the quarterly payments current beginning in March 2011. Beginning September 15, 2010, the quarterly rates vary based on the three-month LIBOR plus 150 basis points. The rate in effect at December 31, 2011 was 2.05%. A fair value adjustment of $1,596 was recorded as of the ABI merger because the interest rates on the trust preferred securities were less than the cost of similar trust preferred securities at the time of the merger. This amount is being amortized to increase interest expense on a straight-line basis over the remaining life of ABI Trust I. As of December 31, 2011 and 2010, $64 and $8 was amortized to interest expense, respectively.

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

NOTE 10—SUBORDINATED DEBENTURES (Continued)

(Dollar amounts in thousands except share data)

There are no required principal payments on subordinated debentures over the next five years.

NOTE 11—BENEFIT PLANS

(Dollar amounts in thousands except share data)

Profit Sharing Plan: The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. The plan allows contributions by employees up to 15% of their compensation, which are matched equal to 100% of the first 2.0% in 2011, 2.0% in 2010 and 4.5% in 2009 of the compensation contributed. Expenses for 2011, 2010 and 2009 were $72, $133 and $108, respectively.

Directors’ Stock Purchase Plan: Following approval by the shareholders at the 2003 Annual Meeting, the Company established the Directors’ Stock Purchase Plan for nonemployee directors. Under this plan, directors may elect to receive shares of the Company’s common stock as an alternative to the equivalent amounts of cash for directors’ fees. A total of 100,000 shares of the Company’s common stock were made available for issuance, all of which remained available for issuance at December 31, 2011 and 2010, as all transactions executed to date were open market purchases. The Company’s expense in connection with this plan was $0, $54 and $32 in 2011, 2010 and 2009, respectively, which is included in director fees in the accompanying Consolidated Statements of Operations. Effective July 1, 2010, nonemployee directors agreed to a cash-only compensation plan for payment of director fees.

NOTE 12—INCOME TAXES

(Dollar amounts in thousands except share data)

Income tax expense (benefit) was as follows:

	2011	2010	2009
Current federal	$476	$(897)	$484
Current state	82	(265)	97
Valuation allowance federal	3,859	(62)	43
Valuation allowance state	661	(11)	7
Deferred federal	1,449	(3,911)	(628)
Deferred state	247	(670)	(107)

Total	$6,774	$(5,816)	$(104)

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

	2011	2010	2009
Federal statutory rate times financial statement income	$(5,877)	$(5,868)	$(10)
Effect of:
Goodwill impairment	3,794	—	—
Tax-exempt income	(341)	(231)	(171)
Valuation allowance	4,083	(66)	45
State taxes, net of federal benefit	653	(624)	(2)
Merger related costs	—	271	—
Section 382 limitation	4,414	437	—
Other, net	48	265	34

Total	$6,774	$(5,816)	$(104)

NOTE 12—INCOME TAXES (Continued)

(Dollar amounts in thousands except share data)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	2011	2010
Deferred tax assets:
Allowance for loan losses	$3,977	$5,259
Real estate owned write downs	1,048	704
Fair value adjustments related to business combination	5,562	10,166
Losses limited under section 382	4,503	340
ABI state and federal net operating loss carryforwards	1,959	2,662
AMT Credit	806	—
Net unrealized loss on securities available for sale	—	51
Net unrealized loss on derivative	433	160
Other	279	285

	18,567	19,627

Deferred tax liabilities:
Depreciation	373	67
Net unrealized gain on securities available for sale	1,108	—
Core deposit intangible	667	894
Fair value adjustments related to business combination	573	882
Other	103	131

	2,824	1,974

Valuation allowance	(15,743)	(10,545)
Net deferred tax asset	$—	$7,108

The Company recorded a full valuation allowance against its deferred tax asset as of December 31, 2011 and partial valuation allowance as of December 31, 2010 for assets that more likely than not will not be realized. The decision was primarily based on evaluation of available positive and negative evidence. When determining the amount of deferred tax assets that are more likely than not to be realized, and therefore recorded as a benefit, the Company conducts a quarterly assessment of all available information. This information includes, but is not limited to, taxable income in prior periods and projected future income. Based on these criteria, the Company determined that it was necessary to establish a valuation allowance against our deferred tax asset.

The deferred tax asset associated with net operating loss carryforwards expires in 2029. Our ability to benefit from the losses incurred is limited under Section 382 as ownership of the Company changed by more than 50% in 2010.

The Company has no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties recorded in the income statement or accrued for the year ending December 31, 2011 related to unrecognized tax benefits.

At December 31, 2011, the Company had a net operating loss carry-forward of approximately $8,908 for U.S. federal income tax purposes that will begin to expire in 2029 and a net operating loss carry-forward of approximately $14,881 for the State of Florida income tax purposes that will begin to expire in 2030. The benefit that will not be realized related to these net operating losses has been written off. The remaining utilizable amounts are federal net operating losses of $5,110 and Florida net operating losses of $6,119.

NOTE 12—INCOME TAXES (Continued)

(Dollar amounts in thousands except share data)

Our returns are subject to examination by taxing authorities for all years after 2007.

NOTE 13—RELATED PARTY TRANSACTIONS

(Dollar amounts in thousands except per share data)

Loans to principal officers, directors and their affiliates in 2011 were as follows:

Beginning balance	$4,874
New loans and advances	1,716
Repayments and transfer out of related party	(1,661)

Ending balance	$4,929

Deposits from principal officers, directors and their affiliates at year end 2011 and 2010 were $11,013 and $9,179, respectively.

Revolving loans (“Revolver”) from principal officers, directors and shareholders to Bancorp at year end 2011 and 2010 were $3,000 and $800, respectively. Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding. An unused Revolver fee is calculated and paid quarterly at an annual rate of 2% based on the daily average outstanding. The Revolvers mature on January 1, 2015.

NOTE 14—SHARE-BASED COMPENSATION

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

On April 27, 2010, the shareholders approved the first amendment to the 2008 Amendment and Restatement of the 2006 Stock Incentive Plan. Under this amendment, there is reserved for issuance an aggregate of 180,000 shares of company stock. Additionally, the 15,000 share limitation discussed above was eliminated. There still remains under the plan a limit on performance grants issued within one fiscal year of $500,000.

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

NOTE 14—SHARE-BASED COMPENSATION (Continued)

(Dollar amounts in thousands except share data)

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

Total share-based compensation costs that have been charged against income for those plans were $76, $96 and $63 for 2011, 2010 and 2009, respectively.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2011	2010	2009
Risk-free interest rate	0.99%	1.99%	2.43%
Expected term	5.0 years	4.5 years	4.5 years
Expected stock price volatility	38.57%	37.63%	33.70%
Dividend yield	0.00%	0.00%	0.00%

A summary of the activity in the stock option plans for 2011 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	190,000	$13.81	—	—
Granted	60,000	10.00	—	—
Exercised	—	—	—	—
Forfeited	(26,250)	10.00	—	—
Expired	—	—	—	—

Outstanding at end of year	223,750	$13.24	3.67	$—

Vested or expected to vest	211,070	$13.42	3.58	$—

Exercisable at end of year	114,250	$16.23	2.20	$—

Information related to the stock option plans during each year follows:

	2011	2010	2009
Intrinsic value of options exercised	N/A	N/A	$	N/A
Cash received from option exercises	N/A	N/A		N/A
Tax benefit realized from option exercises	N/A	N/A		N/A
Weighted average fair value of options granted	$0.65	$1.97		$2.70

As of December 31, 2011, there was $153 of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized over a remaining weighted average period of 2.66 years.

NOTE 14—SHARE-BASED COMPENSATION (Continued)

(Dollar amounts in thousands except share data)

The following table reports restricted stock activity during the 12 months ended December 31, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested shares at January 1, 2011	3,949	$13.24
Shares granted	1,990	$6.35
Shares vested and distributed	(1,013)	$23.05
Shares forfeited	(530)	$9.85

Unvested shares at December 31, 2011	4,396	$8.27

The fair value of the shares vested was $6.50. As of December 31, 2011, there was $17 of total unrecognized compensation cost related to unvested restricted stock awards granted. The cost is expected to be recognized over a remaining weighted average period of 1.84 years.

NOTE 15—CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2011, the most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action and well capitalized at year end 2010. There are no conditions or events since that notification that management believes have changed the institution’s category. Management and the Board of Directors have committed to maintain Total Risk-Based Capital at 10% and Tier 1 Capital to Average Assets at 8% at the Bank and the Company.

NOTE 15—CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

(Dollar amounts in thousands except share data)

Actual and required capital amounts and ratios are presented below at year end.

	Actual		For Capital Adequacy Purposes		Minimum To Be Adequately Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011
Total Capital to risk weighted assets
Consolidated	$45,312	9.63%	$37,645	8.00%	N/A	N/A
Bank	46,119	9.85	37,466	8.00	$46,832	8.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	31,679	6.73	18,822	4.00	N/A	N/A
Bank	40,176	8.58	18,733	4.00	28,099	4.00
Tier 1 (Core) Capital to average assets
Consolidated	31,679	5.38	23,551	4.00	N/A	N/A
Bank	40,176	6.88	23,367	4.00	29,209	4.00

2010
Total Capital to risk weighted assets
Consolidated	$55,232	10.40%	$42,498	8.00%	N/A	N/A
Bank	55,083	10.39	42,402	8.00	$53,003	8.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	48,512	9.13	21,249	4.00	N/A	N/A
Bank	48,378	9.13	21,201	4.00	31,802	4.00
Tier 1 (Core) Capital to average assets
Consolidated	48,512	9.09	21,347	4.00	N/A	N/A
Bank	48,378	8.97	21,576	4.00	26,970	4.00

Under the framework, the Bank’s capital levels do not allow the Bank to accept brokered deposits without prior approval from regulators. However, we do not anticipate this to have a significant impact on our liquidity.

Bancorp’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations require maintaining certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders. Specifically, a Florida state-chartered commercial bank may not pay cash dividends that would cause its capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except that no bank may pay a dividend at any time that the total of net income for the current year when combined with retained net income from the preceding two years produces a loss. The Bank met this restriction in 2010 and 2011 as our net loss at December 31, 2010 and net income at December 31, 2011 combined with retained earnings from the preceding two years produced a loss. The future ability of the Bank to pay dividends to Bancorp also depends in part on the FDIC capital requirements in effect and the Company’s ability to comply with such requirements.

NOTE 16—DERIVATIVES

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

NOTE 16—DERIVATIVES (Continued)

(Dollar amounts in thousands except share data)

Interest Rate Swaps Designated as Cash Flow Hedges: The Company is hedging the notional amount of $7,550 of the Trust III as of December 31, 2011 and 2010. The hedge was designated as a cash flow hedge and was determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swap is recorded in other assets with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedge no longer be considered effective. The Company expects the hedge to remain fully effective during the remaining terms of the swap.

Summary information about the interest-rate swap designated as a cash flow hedge as of year end is as follows:

	2011	2010
Notional amounts	7,550	$7,550
Fixed rate	7.53% per annum	7.53% per annum
Unrealized gains (losses), net of tax	$(717)	$(265)

Interest expense recorded on this swap transaction totaled $265 and $263 during 2011 and 2010, respectively, and is reported as a component of interest expense.

CASH FLOW HEDGE

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the Consolidated Statements of Operations relating to the cash flow derivative instrument for the year ended December 31:

	2011
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other noninterest income (Ineffective Portion)
Interest rate contracts	$(452)	$—	$—

	2010
	Amount of gain (loss) recognized in OCI (Effective Portion)	Amount of gain (loss) reclassified from OCI to interest income	Amount of gain (loss) recognized in other noninterest income (Ineffective Portion)
Interest rate contracts	$(275)	$—	$—

The following table reflects the fair value of the hedged item included in the Consolidated Balance Sheets for the year ended December 31:

	2011
	Notional Amount	Fair Value
Included in liabilities:
Interest rate swaps related to Statutory Trust III	$7,550	$5,581

	2010
	Notional Amount	Fair Value
Included in liabilities:
Interest rate swaps related to Statutory Trust III	$7,550	$3,950

NOTE 17—LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amount of variable and fixed rate financial instruments with off-balance-sheet risk was as follows at year end:

	2011		2010
	Fixed Rates	Variable Rates	Fixed Rates	Variable Rates
Unused lines of credit	$1,494	$29,391	$1,790	$29,822
Standby letters of credit	—	1,661	—	1,726

NOTE 18—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

(Dollar amounts in thousands except share data)

Condensed financial information of Bancorp follows:

CONDENSED BALANCE SHEETS

December 31,

	2011	2010
ASSETS
Cash and cash equivalents	$1,856	$1,499
Investment in banking subsidiaries	45,738	62,520
Other assets	2,102	4,984

Total assets	$49,696	$69,003

LIABILITIES AND EQUITY
Subordinated debt	$16,026	$15,962
Accrued expenses and other liabilities	4,326	1,182
Shareholders’ equity	29,344	51,859

Total liabilities and shareholders’ equity	$49,696	$69,003

CONDENSED STATEMENTS OF OPERATIONS

Years ended December 31,

	2011	2010	2009
Other income	$16	$(34)	$(48)
Interest expense	(1,066)	(770)	(733)
Other expense	(4,076)	(659)	(477)
Merger and acquisition cost	(49)	(1,032)	—

Loss before income tax benefit and undistributed subsidiary income	(5,175)	(2,495)	(1,258)
Income tax benefit	(142)	(908)	(461)
Equity in undistributed subsidiary income	(19,026)	(9,855)	873

Net income (loss)	$(24,059)	$(11,422)	$76

NOTE 18—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

(Dollar amounts in thousands except share data)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31,

	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$(24,059)	$(11,442)	$76
Adjustments:
Equity in undistributed subsidiary income	19,026	9,855	(873)
Amortization	64	8	—
Goodwill impairment	3,271	—	—
Share-based compensation	76	118	99
Change in other assets	(130)	282	637
Change in other liabilities	233	(80)	(64)

Net cash used in operating activities	(1,519)	(1,259)	(125)
Cash flows from investing activities
Investments in subsidiaries	(324)	(35,197)	(1,512)

Net cash used in investing activities	(324)	(35,197)	(1,512)
Cash flows from financing activities
Proceeds from issuance of common stock	—	34,689	—
Proceeds from related party transactions	2,200	800	—
Purchase of treasury stock	—	(21)	(39)

Net cash from financing activities	2,200	35,468	(39)

Net change in cash and cash equivalents	357	(988)	(1,676)
Beginning cash and cash equivalents	1,499	2,487	4,163

Ending cash and cash equivalents	$1,856	$1,499	$2,487

NOTE 19—EARNINGS PER SHARE

(Dollar amounts in thousands except share data)

The factors used in the earnings per share computation follow:

	2011	2010	2009
Basic
Net income (loss)	$(24,059)	$(11,442)	$76

Weighted average common shares outstanding	5,889,439	2,256,750	1,748,683

Basic earnings (loss) per common share	$(4.09)	$(5.07)	$.04

Diluted
Net income (loss)	$(24,059)	$(11,442)	$76

Weighted average common shares outstanding for basic earnings (loss) per common share	5,889,439	2,256,750	1,748,683
Add: Dilutive effects of assumed exercises of stock options and awards	—	—	481

Average shares and dilutive potential common shares	5,889,439	2,256,750	1,749,164

Diluted earnings (loss) per common share	$(4.09)	$(5.07)	$.04

NOTE 19—EARNINGS PER SHARE (Continued)

(Dollar amounts in thousands except share data)

Anti-dilutive shares outstanding were 225,906 in 2011, 161,269 in 2010 and 167,974 in 2009. As the Company was in a loss position for 2011 and 2010, all potential common shares for 2011 and 2010 were excluded from the calculation of diluted earnings per share as the shares would have had an anti-dilutive effect.

NOTE 20—OTHER COMPREHENSIVE INCOME (LOSS)

(Dollar amounts in thousands except share data)

Other comprehensive income (loss) components and related tax effects were as follows:

	2011	2010	2009
Unrealized holding gains (losses) on available for sale securities	$3,079	$(659)	$444
Net unrealized derivative gain (losses) on cash flow hedge	(725)	(441)	15

Net unrealized gains (losses)	2,354	(1,100)	459
Tax effect	(886)	414	(172)

Other comprehensive income (loss)	$1,468	$(686)	$287

NOTE 21—GOODWILL AND INTANGIBLE ASSETS

(Dollar amounts in thousands except share data)

Goodwill: The change in goodwill during the year is as follows:

	2011	2010
Beginning of year	$12,498	$—
Additions: Goodwill related to acquisition of ABI	1,798	12,498
Impairment	(11,159)	—

End of year	$3,137	$12,498

Impairment exists when the carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount exceeds its fair value we are required to perform a second step to the impairment test.

The Company evaluates goodwill for impairment annually as of September 30, 2011 unless events or changes in circumstances indicate potential impairment has occurred between formal assessments. A third party valuation specialist was engaged to assist management in determining the fair value of the Company and whether goodwill was impaired. The fair value was determined by comparing the output of several different valuation methodologies including:

•

Net asset valuation method—this methodology develops a valuation indication in the context of a going concern by adjusting the reported book values of the Company’s assets to their market values and subtracting its liabilities. The indicated value should not be interpreted as an estimate of liquidation value.

•	Guideline public company method—this methodology utilizes the pricing of publicly-traded banks and bank holding companies bearing certain similarities to the Company

•	Guideline transactions method—this methodology utilizes pricing data from change of control transactions involving appropriately comparable banks and bank holding companies

NOTE 21—GOODWILL AND INTANGIBLE ASSETS (Continued)

(Dollar amounts in thousands except share data)

•	Discounted cash flow method – this methodology relies upon the perception of a future stream of benefits, the present value of which represents the indication of value of the Company

The annual impairment analysis as of September 30, 2011, indicated that the Step 2 analysis was necessary. Step 2 of the goodwill impairment test is performed to measure the potential impairment loss. Step 2 requires that the implied fair value of goodwill be compared to the carrying amount of that goodwill. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After performing Step 2, it was determined that the implied fair value of goodwill was more than the carrying costs by approximately 7.3%; therefore, no impairment existed as of September 30, 2011. As a result of our net loss as of December 31, 2011, largely due to the recording an additional provision for loan losses and of a full valuation allowance on our deferred tax asset, the Company updated its annual goodwill impairment test as of December 31, 2011 and concluded there was an impairment of $11,159.

Acquired Intangible Assets: Acquired intangible assets were as follows at year end:

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$2,453	$(679)	$2,453	$(77)
Total	$2,453	$(679)	$2,453	$(77)

Aggregate amortization expense was $602 and $77 for 2011 and 2010, respectively.

Estimated amortization expense for each of the next five years:

2012	$514
2013	412
2014	279
2015	222
2016	165

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Based upon management’s evaluation of those controls and procedures for the year ended December 31, 2011, the Chief Executive Officer and Chief Financial Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), for the Company. Such internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting standards.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon the evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this Annual Report.

(c) Changes in Internal Controls

The Company has made no changes in its internal controls over financial reporting during the quarter ended December 31, 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The information regarding our directors and executive officers contained under the captions “Proposal 1: Election of Directors,” “Board of Directors, Governance and Committees,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

We have adopted a code of ethics which is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The full text of our Code of Ethics is available on our website (www.jaxbank.com).

Below is biographical information on our directors:

Name	Age	Positions Held and Principal Occupations During the Past Five Years
Donald F. Glisson, Jr.	52	Director of the Company and the Bank since November 2010. Formerly Chairman of the Board of Oceanside Bank and its holding company, Atlantic BancGroup, Inc., from 1996 through November 2010. Mr. Glisson is the Chairman and Chief Executive Officer of Triad Financial Services, Inc., a 130+ employee consumer finance company based in Jacksonville, Florida. Triad Financial has been ranked as one of the top fastest growing companies in Florida by the University of Florida and has also been ranked by the Jacksonville Business Journal as one of the fastest growing privately held companies in Northeast Florida. Mr. Glisson is one of three winners of the 2001 Jim Moran Institute’s Entrepreneurial Excellence Award, an award created by the Florida State University College of Business to recognize the importance and achievement of Florida’s outstanding entrepreneurs who have been financially successful while also giving back to their community. Mr. Glisson is very active in a host of civic and economic endeavors, including serving on the board of directors of the Florida State University Alumni Association and the Board of Governors of the Florida State University College of Business. He received his Bachelor of Science degree in Finance from Florida State University.

James M. Healey	54	Director of the Company and the Bank since 1999. Owner of House & Home Investments, Inc., a real estate management company, and President since 2005. Partner of Mint Magazine, Inc. since 1992. Before his association with Mint Magazine in 1985, Mr. Healey worked with Carnation Food Products, Inc. and International Harvester. Mr. Healey attended Purdue University where he received a Bachelor of Arts degree from Purdue’s Business School with special studies in marketing and personnel. Mr. Healey has been a resident and active member of the Jacksonville community since 1984.

Name	Age	Positions Held and Principal Occupations During the Past Five Years
John C. Kowkabany	69	Director of Bancorp and the Bank since 1999. Jacksonville-based real estate investor and consultant. Mr. Kowkabany has significant private and public sector experience. A resident of the city of Neptune Beach, he has been active in local government, serving as the city’s Mayor from 1989 to 1997, and Councilman from 1985 to 1989. The Honorable John C. Kowkabany’s public sector experience has provided him with experience and knowledge regarding the local business and civic communities. For many years, Mr. Kowkabany has served with various civic and charitable organizations as an officer or director. Mr. Kowkabany graduated with a Bachelor of Arts degree from Jacksonville University. Mr. Kowkabany began a medical leave of absence in November 2010.

R.C. Mills	74	Director of the Company and the Bank since 1999. Retired in April 2008 as President and Chief Operations Officer of Heritage Propane Partners, L.P., a national propane marketing organization with over 450 retail operations throughout the United States. Mr. Mills is a graduate of the University of Sarasota and resides in the Jacksonville area where he serves on the Board of Trustees of the Baptist College of Florida and as Chairman of the First Baptist Church Foundation Board. Mr. Mills has an extensive business background and is experienced in business mergers and acquisitions, corporate finance and personnel management, having served in several executive management positions with a vertically integrated oil and gas company for over 40 years.

Donald E. Roller	73	Director of the Company and the Bank since 1999. Chairman of the Company’s Board of Directors. Mr. Roller served as President and Chief Executive Officer of U.S. Gypsum Company from 1993 through 1996, when he retired. He was also previously the Executive Vice President of USG Corporation. Mr. Roller has had extensive experience in directorship positions. He is a former Director of Life Care Pastoral Services, Inc. in Ponte Vedra Beach, Florida, and at Glenmoor at St. Johns in St. Augustine, Florida, both not-for-profit Continuing Care Retirement Communities. He is a former director of Lake Forest Graduate School of Business and the Canadian Gypsum Company. Mr. Roller has also served as acting Chief Executive Officer and Chairman of the Audit Committee for Payless Cashways, Inc. and is a trustee of the Christ Episcopal Church Foundation in Ponte Vedra Beach.

Name	Age	Positions Held and Principal Occupations During the Past Five Years
John W. Rose	62	Director of the Company and the Bank since 1999. A financial services executive, advisor and investor for over 30 years. Mr. Rose is a Principal of CapGen Financial LLC, a New York City-based private equity fund established in 2007, which specializes in bank and thrift investments. Prior to that, from 1991 to 2007, he was President of McAllen Capital Partners, a financial advisory firm. Mr. Rose currently serves as a director at the following entities: FNB Corp., a bank holding company in Hermitage, Pennsylvania (since 2003); White River Capital Corp, an automobile lender in Rancho Santa Fe, California (since 2005); and PacWest Bancorp, a bank holding company in Los Angeles, California (since 2009). Mr. Rose earned his undergraduate degree from Case Western Reserve University and his M.B.A. from Columbia University.

Price W. Schwenck	69	Director of the Company and the Bank since 1999. Chairman of the Board of Directors for the Bank since 1999 and elected as Chief Executive Officer on June 23, 2011. Formerly served as Chief Executive Officer of the Company from 1999 until April 26, 2000 and re-elected in May 2010. From May 2000 to February 2003, Mr. Schwenck was President and Chief Executive Officer of P.C.B. Bancorp, Inc., a multi-bank holding company located in Clearwater, Florida. Mr. Schwenck served as Regional President for First Union National Bank in Ft. Lauderdale, Florida, from 1988 to 1994 and in Jacksonville, Florida, from 1994 until he retired in 1999. Mr. Schwenck is currently a director of Freedom Bank of America in St. Petersburg, Florida. Mr. Schwenck received his Bachelors degree and M.B.A. from the University of South Florida and his M.S. from the University of Miami in 1996 after four years of extended study and application in the field of quality management and leadership.

Charles F. Spencer	69	Director of the Company and the Bank since its organization in 1999. President of INOC, LLC, a real estate management development company in Jacksonville, Florida, since 2001. He is Executive Vice President of the South Atlantic and Gulf Coast District of International Longshoremen’s Association (ILA). Mr. Spencer is a member of the ILA’s AFL-CIO Executive Council where he has served as an International Vice President representing members from Maine to Texas since 2003. He also served as Vice President of the Florida AFL-CIO. Mr. Spencer currently serves on the Board of Trustees of Edward Waters College; the Jacksonville Housing and Community Development Board; and Westside Ministries, Inc.

Name	Age	Positions Held and Principal Occupations During the Past Five Years
John P. Sullivan	55	Director of the Company and the Bank since November 2010. Currently the managing director with CapGen Capital Advisors and a director of Palmetto Bank, Mr. Sullivan has extensive experience and a diverse background in all facets of bank and financial management. He served as Chairman, President, Chief Executive and Chief Operating Officer of various financial institutions in the New York metropolitan area, including Hamilton Bancorp, River Bank America (East River Savings Bank), Continental Bank, and the Olympian New York Corp. Mr. Sullivan has gained a reputation as a business turnaround specialist with strong allegiances to both investors and customers, having resuscitated ailing institutions and facilitated their mergers with stronger financial companies, generating superior returns for his investors. He has been a ‘first call’ executive for many bank regulators when trouble surfaces at a regulated entity. Mr. Sullivan is a senior advisor and member of the advisory board for New York State’s largest de novo banking effort, Signature Bank. Prior to joining CapGen, he served as a senior advisor to the global financial services practice of a ‘big four’ accounting firm. In this capacity, he provided guidance and thought leadership to some of the firm’s largest financial services clients on banking matters, such as merger and acquisition activity, capital transactions, regulatory issues, credit quality, and credit risk. He is frequently called upon to provide guidance and expertise in highly complex financial and operational situations for banks and other financial services companies.

Gary L. Winfield, MD	55	Director of the Company and the Bank since 1999. A medical director since November 2005 and a consultant since June 2000 at Memorial Hospital. From 1991 through 2007, Dr. Winfield had an active family practice in Jacksonville Beach, Florida, operating as Sandcastle Family Practice, P.A. Dr. Winfield has served as Vice President of Medical Affairs for Anthem Health Plans of Florida, a provider of health insurance. Dr. Winfield received his undergraduate degree from the University of Oklahoma and is a graduate of the College of Medicine at the University of Oklahoma.

In addition to Mr. Schwenck, whose biographical information is provided above, below is biographical information on our executive officers:

Name	Age	Positions Held and Principal Occupations During the Past Five Years
Scott M. Hall	47	Executive Vice President of the Company since February 2008 and President of the Bank since August 2011. Mr. Hall previously served as Chief Credit Officer of both from April 2010 to August 2011. He previously served as Chief Lending Officer of the Company and the Bank from 2008 to April 2010 and as Executive Vice President and Senior Loan Officer of the Bank from 2000 to 2008. Mr. Hall has over 23 years of experience in the financial services industry. Before joining the Bank in 1999 as Senior Vice President, he was employed with First Union National Bank in Jacksonville, Florida, for eight years as Vice President/Commercial Banking Relationship Manager. His community activities include serving as a committee member of the Gator Bowl Association and a member of The National Association of Industrial and Office Properties (NAIOP). Mr. Hall is a graduate of the University of North Florida, where he received his Bachelor of Business Administration degree in Finance.

Valerie A. Kendall	59	Executive Vice President and Chief Financial Officer of Bancorp and the Bank. Ms. Kendall’s banking career spans more than 20 years. Prior to joining the Bank in 2004, she served from 2000 as Executive Vice President and Chief Financial Officer of P.C.B. Bancorp, Inc., a $650 million multi-bank holding company based in Clearwater, Florida. She also held senior finance positions with AmSouth Bank (Regions Bank), Barnett Bank (Bank of America) and SunTrust. Ms. Kendall received her Bachelor of Science degree in Accounting from Florida Southern College and is a Certified Public Accountant.

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation” in our Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the caption “Security Ownership of Directors and Officers and Certain Beneficial Owners” in our Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference. In addition, information contained under the caption “Equity Compensation Plans Information” in Part II, Item 5 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Board of Directors, Governance and Committees” in our Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Principal Accountant Fees and Services” and “Board of Directors, Governance and Committees—Audit Committee Pre-Approval Policies and Procedures” in our Definitive Proxy Statement for the 2012 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger by and between Atlantic BancGroup, Inc. and Jacksonville Bancorp, Inc. dated as of May 10, 2010 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248). Jacksonville Bancorp, Inc. agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.

2.2	First Amendment to Agreement and Plan of Merger by and between Atlantic BancGroup, Inc. and Jacksonville Bancorp, Inc. dated as of September 20, 2010 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on September 20, 2010, File No. 000-30248).

3.1	Amended and Restated Articles of Incorporation of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on November 17, 2010, File No. 000-30248).

3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on November 17, 2010, File No. 000-30248).

4.1	Specimen Common Stock Certificate of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.0 of the Registrant’s Registration Statement on Form SB-2 filed on September 30, 1998, File No. 333-64815).

4.2	Form of Capital Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

4.3	Form of Common Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

4.4	Form of Junior Subordinated Debt Security of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

10.1	Jacksonville Bancorp, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on November 9, 1999, File No. 333-90609).

10.2	Amendment No. 1 to Stock Option Plan (incorporated herein by reference herein to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002, File No. 000-30248).

10.3	Jacksonville Bancorp, Inc., Directors’ Stock Purchase Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2003, File No. 000-30248).

10.4	Outsourcing Agreement by and between The Jacksonville Bank and M & I Data Services dated as of May 13, 1998 (now known as FIS) (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form SB-2/A filed on January 5, 1999, File No. 333-64815).

10.5	Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

Exhibit No.	Description of Exhibit

10.6	Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.7	Second Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.8	2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2008, File No. 000-30248).

10.9	First Amendment to the 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010, File No. 000-30248).

10.10	Indenture dated as of June 20, 2008 between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

10.11	Amended and Restated Declaration of Trust of Jacksonville Bancorp, Inc. Statutory Trust III dated June 20, 2008, by and among Jacksonville Bancorp, Inc., as sponsor, Wells Fargo Delaware Trust Company, as Delaware trustee, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

10.12	Guarantee Agreement dated June 20, 2008, by and between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30428).

10.13	Employment Agreement between The Jacksonville Bank and Scott M. Hall (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 15, 2009, File No. 000-30248).

10.14	First Amendment to the Employment Agreement by and between The Jacksonville Bank and Scott M. Hall (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on March 31, 2011, File No. 000-30248).

10.15	Employment Agreement between The Jacksonville Bank and Valerie A. Kendall (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 15, 2009, File No. 000-30248).

10.16	First Amendment to the Employment Agreement by and between The Jacksonville Bank and Valerie A. Kendall (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on March 31, 2011, File No. 000-30248).

10.17	Stockholders Agreement by and between Jacksonville Bancorp, Inc., Atlantic BancGroup, Inc. and each of the directors of Atlantic BancGroup, Inc. dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.18	Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the other investors named therein dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

Exhibit No.	Description of Exhibit

10.19	Amendment No. 1 to Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the investors named therein dated as of September 20, 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 20, 2010, File No. 000-30248).

10.20	Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.21	Lease Agreement between Mant Equities, LLC and Oceanside Bank dated September 27, 2000 (incorporated herein by reference to Exhibit 10.4 to Atlantic BancGroup, Inc.’s Annual Report on Form 10-KSB for the period ended December 31, 2000 filed on March 27, 2001, File No. 001-15061).

10.22	Lease Agreement between Property Management Support, Inc. and Oceanside Bank dated August 22, 2002 (incorporated herein by reference to Exhibit 10.5 to Atlantic BancGroup, Inc.’s Form 10-KSB for the period ended December 31, 2002 filed on March 27, 2003, File No. 001-15061).

10.23	Form of Loan Agreement by and between Jacksonville Bancorp, Inc. and each of certain of the directors, their affiliates, entities and family members dated as of January 1, 2011 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on March 31, 2011, File No. 000-30248).

10.24	Form of Revolving Loan Note of Jacksonville Bancorp, Inc. payable to each of certain of the directors, their affiliates, entities and family members dated as of January 1, 2011 (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on March 31, 2011, File No. 000- 30248).

10.25	Lease Agreement between The Jacksonville Bank and Baron San Pablo II, LLC dated April 12, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 16, 2011, File No. 000-30248).

10.26	Form of Loan Agreement by and between Jacksonville Bancorp, Inc. and each of certain of the directors, their affiliates, entities and family members dated as of September 14, 2011 or October 17, 2011.*

10.27	Form of Revolving Loan Note of Jacksonville Bancorp, Inc. payable to each of certain of the directors, their affiliates, entities and family members dated as of September 14, 2011 or October 17, 2011.*

21.1	Subsidiaries of Jacksonville Bancorp, Inc.*

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS:	XBRL Instance Document(1)**

101.SCH:	XBRL Schema Document(1)**

101.CAL:	XBRL Calculation Linkbase Document(1)**

Exhibit No.	Description of Exhibit
101.DEF:	XBRL Definition Linkbase Document(1)**

101.LAB:	XBRL Label Linkbase Document(1)**

101.PRE:	XBRL Presentation Linkbase Document(1)**

(1)	These interactive data files will not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.
*	Filed herewith
**	To be furnished by amendment on Form 10-K/A

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Dated: March 30, 2012	By:	/S/ PRICE W. SCHWENCK
Price W. Schwenck
President and Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ PRICE W. SCHWENCK Price W. Schwenck	President and Chief Executive Officer and Director (Principal executive officer)	March 30, 2012

/S/ VALERIE A. KENDALL Valerie A. Kendall	Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)	March 30, 2012

/S/ DONALD F. GLISSON, JR. Donald F. Glisson, Jr.	Director	March 30, 2012

James M. Healey	Director	March 30, 2012

John C. Kowkabany	Director	March 30, 2012

R.C. Mills	Director	March 30, 2012

/S/ DONALD E. ROLLER Donald E. Roller	Chairman of the Board of Directors	March 30, 2012

/S/ JOHN W. ROSE John W. Rose	Director	March 30, 2012

/S/ CHARLES F. SPENCER Charles F. Spencer	Director	March 30, 2012

/S/ JOHN P. SULLIVAN John P. Sullivan	Director	March 30, 2012

Gary L. Winfield, M.D.	Director	March 30, 2012

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger by and between Atlantic BancGroup, Inc. and Jacksonville Bancorp, Inc. dated as of May 10, 2010 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248). Jacksonville Bancorp, Inc. agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.

2.2	First Amendment to Agreement and Plan of Merger by and between Atlantic BancGroup, Inc. and Jacksonville Bancorp, Inc. dated as of September 20, 2010 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on September 20, 2010, File No. 000-30248).

3.1	Amended and Restated Articles of Incorporation of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on November 17, 2010, File No. 000-30248).

3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on November 17, 2010, File No. 000-30248).

4.1	Specimen Common Stock Certificate of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.0 of the Registrant’s Registration Statement on Form SB-2 filed on September 30, 1998, File No. 333-64815).

4.2	Form of Capital Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

4.3	Form of Common Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

4.4	Form of Junior Subordinated Debt Security of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

10.1	Jacksonville Bancorp, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on November 9, 1999, File No. 333-90609).

10.2	Amendment No. 1 to Stock Option Plan (incorporated herein by reference herein to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002, File No. 000-30248).

10.3	Jacksonville Bancorp, Inc., Directors’ Stock Purchase Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2003, File No. 000-30248).

10.4	Outsourcing Agreement by and between The Jacksonville Bank and M & I Data Services dated as of May 13, 1998 (now known as FIS) (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form SB-2/A filed on January 5, 1999, File No. 333-64815).

10.5	Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

Exhibit No.	Description of Exhibit

10.6	Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.7	Second Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.8	2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2008, File No. 000-30248).

10.9	First Amendment to the 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010, File No. 000-30248).

10.10	Indenture dated as of June 20, 2008 between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

10.11	Amended and Restated Declaration of Trust of Jacksonville Bancorp, Inc. Statutory Trust III dated June 20, 2008, by and among Jacksonville Bancorp, Inc., as sponsor, Wells Fargo Delaware Trust Company, as Delaware trustee, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

10.12	Guarantee Agreement dated June 20, 2008, by and between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30428).

10.13	Employment Agreement between The Jacksonville Bank and Scott M. Hall (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 15, 2009, File No. 000-30248).

10.14	First Amendment to the Employment Agreement by and between The Jacksonville Bank and Scott M. Hall (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on March 31, 2011, File No. 000-30248).

10.15	Employment Agreement between The Jacksonville Bank and Valerie A. Kendall (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 15, 2009, File No. 000-30248).

10.16	First Amendment to the Employment Agreement by and between The Jacksonville Bank and Valerie A. Kendall (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on March 31, 2011, File No. 000-30248).

10.17	Stockholders Agreement by and between Jacksonville Bancorp, Inc., Atlantic BancGroup, Inc. and each of the directors of Atlantic BancGroup, Inc. dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

Exhibit No.	Description of Exhibit

10.18	Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the other investors named therein dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.19	Amendment No. 1 to Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the investors named therein dated as of September 20, 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 20, 2010, File No. 000-30248).

10.20	Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.21	Lease Agreement between Mant Equities, LLC and Oceanside Bank dated September 27, 2000 (incorporated herein by reference to Exhibit 10.4 to Atlantic BancGroup, Inc.’s Annual Report on Form 10-KSB for the period ended December 31, 2000 filed on March 27, 2001, File No. 001-5061).

10.22	Lease Agreement between Property Management Support, Inc. and Oceanside Bank dated August 22, 2002 (incorporated herein by reference to Exhibit 10.5 to Atlantic BancGroup, Inc.’s Form 10-KSB for the period ended December 31, 2002 filed on March 27, 2003, File No. 001-15061).

10.23	Form of Loan Agreement by and between Jacksonville Bancorp, Inc. and each of certain of the directors, their affiliates, entities and family members dated as of January 1, 2011 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on March 31, 2011, File No. 000-30248).

10.24	Form of Revolving Loan Note of Jacksonville Bancorp, Inc. payable to each of certain of the directors, their affiliates, entities and family members dated as of January 1, 2011 (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on March 31, 2011, File No. 000-30248).

10.25	Lease Agreement between The Jacksonville Bank and Baron San Pablo II, LLC dated April 12, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 16, 2011, File No. 000-30248).

10.26	Form of Loan Agreement by and between Jacksonville Bancorp, Inc. and each of certain of the directors, their affiliates, entities and family members dated as of September 14, 2011 or October 17, 2011.*

10.27	Form of Revolving Loan Note of Jacksonville Bancorp, Inc. payable to each of certain of the directors, their affiliates, entities and family members dated as of September 14, 2011 or October 17, 2011.*

21.1	Subsidiaries of Jacksonville Bancorp, Inc.*

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No.	Description of Exhibit

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS: XBRL Instance Document(1)**

101.SCH: XBRL Schema Document(1)**

101.CAL: XBRL Calculation Linkbase Document(1)**

101.DEF: XBRL Definition Linkbase Document(1)**

101.LAB: XBRL Label Linkbase Document(1)**

101.PRE: XBRL Presentation Linkbase Document(1)**

(1)	These interactive data files will not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.

*	Filed herewith
**	To be furnished by amendment on Form 10-K/A