Form 10-K/A
period 2011-12-31
JACKSONVILLE BANCORP INC /FL/
filed 2012-04-04
CIK 1071264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

Jacksonville, Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012 (the “Original 10-K”), solely for the purpose of furnishing Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides financial information for the year formatted in XBRL (Extensible Business Reporting Language). No changes have been made to the Original 10-K other than as described above. This Amendment No. 1 does not reflect any subsequent events occurring after the filing date of the Original 10-K or modify or update in any way disclosure made in the Original 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger by and between Atlantic BancGroup, Inc. and Jacksonville Bancorp, Inc. dated as of May 10, 2010 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248). Jacksonville Bancorp, Inc. agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.

2.2	First Amendment to Agreement and Plan of Merger by and between Atlantic BancGroup, Inc. and Jacksonville Bancorp, Inc. dated as of September 20, 2010 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on September 20, 2010, File No. 000-30248).

3.1	Amended and Restated Articles of Incorporation of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on November 17, 2010, File No. 000-30248).

3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on November 17, 2010, File No. 000-30248).

4.1	Specimen Common Stock Certificate of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.0 of the Registrant’s Registration Statement on Form SB-2 filed on September 30, 1998, File No. 333-64815).

4.2	Form of Capital Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

4.3	Form of Common Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

4.4	Form of Junior Subordinated Debt Security of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

10.1	Jacksonville Bancorp, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on November 9, 1999, File No. 333-90609).

10.2	Amendment No. 1 to Stock Option Plan (incorporated herein by reference herein to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002 filed on August 14, 2002, File No. 000-30248).

10.3	Jacksonville Bancorp, Inc., Directors’ Stock Purchase Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2003, File No. 000-30248).

10.4	Outsourcing Agreement by and between The Jacksonville Bank and M & I Data Services dated as of May 13, 1998 (now known as FIS) (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form SB-2/A filed on January 5, 1999, File No. 333-64815).

10.5	Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.6	Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.7	Second Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.8	2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2008, File No. 000-30248).

10.9	First Amendment to the 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010, File No. 000-30248).

Exhibit No.	Description of Exhibit

10.10	Indenture dated as of June 20, 2008 between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

10.11	Amended and Restated Declaration of Trust of Jacksonville Bancorp, Inc. Statutory Trust III dated June 20, 2008, by and among Jacksonville Bancorp, Inc., as sponsor, Wells Fargo Delaware Trust Company, as Delaware trustee, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

10.12	Guarantee Agreement dated June 20, 2008, by and between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30428).

10.13	Employment Agreement between The Jacksonville Bank and Scott M. Hall (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 15, 2009, File No. 000-30248).

10.14	First Amendment to the Employment Agreement by and between The Jacksonville Bank and Scott M. Hall (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on March 31, 2011, File No. 000-30248).

10.15	Employment Agreement between The Jacksonville Bank and Valerie A. Kendall (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 15, 2009, File No. 000-30248).

10.16	First Amendment to the Employment Agreement by and between The Jacksonville Bank and Valerie A. Kendall (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on March 31, 2011, File No. 000-30248).

10.17	Stockholders Agreement by and between Jacksonville Bancorp, Inc., Atlantic BancGroup, Inc. and each of the directors of Atlantic BancGroup, Inc. dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.18	Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the other investors named therein dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.19	Amendment No. 1 to Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the investors named therein dated as of September 20, 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 20, 2010, File No. 000-30248).

10.20	Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.21

Lease Agreement between Mant Equities, LLC and Oceanside Bank dated September 27, 2000 (incorporated herein by reference to Exhibit 10.4 to Atlantic BancGroup, Inc.’s Annual Report on Form 10-KSB for the period ended

December 31, 2000 filed on March 27, 2001, File No. 001-15061).

10.22	Lease Agreement between Property Management Support, Inc. and Oceanside Bank dated August 22, 2002 (incorporated herein by reference to Exhibit 10.5 to Atlantic BancGroup, Inc.’s Form 10-KSB for the period ended December 31, 2002 filed on March 27, 2003, File No. 001-15061).

10.23	Form of Loan Agreement by and between Jacksonville Bancorp, Inc. and each of certain of the directors, their affiliates, entities and family members dated as of January 1, 2011 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on March 31, 2011, File No. 000-30248).

10.24	Form of Revolving Loan Note of Jacksonville Bancorp, Inc. payable to each of certain of the directors, their affiliates, entities and family members dated as of January 1, 2011 (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on March 31, 2011, File No. 000- 30248).

Exhibit No.	Description of Exhibit

10.25	Lease Agreement between The Jacksonville Bank and Baron San Pablo II, LLC dated April 12, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 16, 2011, File No. 000-30248).

10.26	Form of Loan Agreement by and between Jacksonville Bancorp, Inc. and each of certain of the directors, their affiliates, entities and family members dated as of September 14, 2011 or October 17, 2011.*

10.27	Form of Revolving Loan Note of Jacksonville Bancorp, Inc. payable to each of certain of the directors, their affiliates, entities and family members dated as of September 14, 2011 or October 17, 2011.*

21.1	Subsidiaries of Jacksonville Bancorp, Inc.*

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS:	XBRL Instance Document(1)**

101.SCH:	XBRL Schema Document(1)**

101.CAL:	XBRL Calculation Linkbase Document(1)**

101.DEF:	XBRL Definition Linkbase Document(1)**

101.LAB:	XBRL Label Linkbase Document(1)**

101.PRE:	XBRL Presentation Linkbase Document(1)**

(1)	These interactive data files will not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.
*	Filed with the Original 10-K.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Dated: April 4, 2012	By:	/s/ Price W. Schwenck
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

Form SB-2/A filed on January 5, 1999, File No. 333-64815).

10.5	Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.6	Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.7	Second Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004 filed on November 15, 2004, File No. 000-30248).

10.8	2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2008, File No. 000-30248).

10.9	First Amendment to the 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010, File No. 000-30248).

10.10	Indenture dated as of June 20, 2008 between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

Exhibit No.	Description of Exhibit

10.11	Amended and Restated Declaration of Trust of Jacksonville Bancorp, Inc. Statutory Trust III dated June 20, 2008, by and among Jacksonville Bancorp, Inc., as sponsor, Wells Fargo Delaware Trust Company, as Delaware trustee, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

10.12	Guarantee Agreement dated June 20, 2008, by and between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30428).

10.13	Employment Agreement between The Jacksonville Bank and Scott M. Hall (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 15, 2009, File No. 000-30248).

10.14	First Amendment to the Employment Agreement by and between The Jacksonville Bank and Scott M. Hall (incorporated by reference to Exhibit 10.15 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on March 31, 2011, File No. 000-30248).

10.15	Employment Agreement between The Jacksonville Bank and Valerie A. Kendall (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 15, 2009, File No. 000-30248).

10.16	First Amendment to the Employment Agreement by and between The Jacksonville Bank and Valerie A. Kendall (incorporated by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on March 31, 2011, File No. 000-30248).

10.17	Stockholders Agreement by and between Jacksonville Bancorp, Inc., Atlantic BancGroup, Inc. and each of the directors of Atlantic BancGroup, Inc. dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.18	Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the other investors named therein dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.19	Amendment No. 1 to Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the investors named therein dated as of September 20, 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 20, 2010, File No. 000-30248).

10.20	Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.21

Lease Agreement between Mant Equities, LLC and Oceanside Bank dated September 27, 2000 (incorporated herein by reference to Exhibit 10.4 to Atlantic BancGroup, Inc.’s Annual Report on Form 10-KSB for the period ended

December 31, 2000 filed on March 27, 2001, File No. 001-15061).

10.22	Lease Agreement between Property Management Support, Inc. and Oceanside Bank dated August 22, 2002 (incorporated herein by reference to Exhibit 10.5 to Atlantic BancGroup, Inc.’s Form 10-KSB for the period ended December 31, 2002 filed on March 27, 2003, File No. 001-15061).

10.23	Form of Loan Agreement by and between Jacksonville Bancorp, Inc. and each of certain of the directors, their affiliates, entities and family members dated as of January 1, 2011 (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on March 31, 2011, File No. 000-30248).

10.24	Form of Revolving Loan Note of Jacksonville Bancorp, Inc. payable to each of certain of the directors, their affiliates, entities and family members dated as of January 1, 2011 (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on March 31, 2011, File No. 000- 30248).

10.25	Lease Agreement between The Jacksonville Bank and Baron San Pablo II, LLC dated April 12, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 16, 2011, File No. 000-30248).

Exhibit No.	Description of Exhibit

10.26	Form of Loan Agreement by and between Jacksonville Bancorp, Inc. and each of certain of the directors, their affiliates, entities and family members dated as of September 14, 2011 or October 17, 2011.*

10.27	Form of Revolving Loan Note of Jacksonville Bancorp, Inc. payable to each of certain of the directors, their affiliates, entities and family members dated as of September 14, 2011 or October 17, 2011.*

21.1	Subsidiaries of Jacksonville Bancorp, Inc.*

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS:	XBRL Instance Document(1)**

101.SCH:	XBRL Schema Document(1)**

101.CAL:	XBRL Calculation Linkbase Document(1)**

101.DEF:	XBRL Definition Linkbase Document(1)**

101.LAB:	XBRL Label Linkbase Document(1)**

101.PRE:	XBRL Presentation Linkbase Document(1)**

(1)	These interactive data files will not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.
*	Filed with the Original 10-K.
**	Furnished herewith.