Form 10-Q
period 2012-03-31
JACKSONVILLE BANCORP INC /FL/
filed 2012-05-09
CIK 1071264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, the latest practicable date, 5,889,822 of the Registrant’s common shares, $.01 par value, were issued and outstanding.

JACKSONVILLE BANCORP, INC.

2.

JACKSONVILLE BANCORP, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Cash and due from financial institutions	$12,093	$9,955
Federal funds sold	11,043	—

Cash and cash equivalents	23,136	9,955
Securities available-for-sale	78,768	63,140
Loans, net of allowance for loan losses of $13,082 in 2012 and $13,024 in 2011	446,039	449,583
Premises and equipment, net	6,950	6,978
Bank-owned life insurance	9,622	9,541
Federal Home Loan Bank stock, at cost	2,770	2,707
Real estate owned, net	7,667	7,968
Accrued interest receivable	2,514	2,598
Prepaid regulatory assessments	619	782
Goodwill	3,137	3,137
Other intangible assets, net	1,642	1,774
Other assets	2,969	3,262

Total assets	$585,833	$561,425

LIABILITIES
Deposits
Noninterest bearing	$80,802	$82,852
Money market, NOW and savings deposits	211,064	199,070
Time deposits	221,647	191,985

Total deposits	513,513	473,907
Loans from related parties	3,000	3,000
FHLB advances and other borrowings	20,209	36,811
Subordinated debentures	16,042	16,026
Accrued expenses and other liabilities	2,267	2,337

Total liabilities	555,031	532,081

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 5,889,822 and 5,888,809 shares issued and outstanding, respectively	59	59
Additional paid–in capital	55,401	55,383
Retained earnings (deficit)	(25,928)	(27,216)
Accumulated other comprehensive income	1,270	1,118

Total shareholders’ equity	30,802	29,344

Total liabilities and shareholders’ equity	$585,833	$561,425

See accompanying notes to unaudited consolidated financial statements.

3.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Interest and dividend income
Loans, including fees	$6,180	$7,259
Taxable securities	284	211
Tax-exempt securities	190	242
Federal funds sold and other	17	28

Total interest income	6,671	7,740

Interest expense
Deposits	$988	$1,518
Federal Reserve and other borrowings	66	29
FHLB advances	89	97
Subordinated debt	213	220

Total interest expense	1,356	1,864

Net interest income	5,315	5,876
Provision for loan losses	72	1,929

Net interest income after provision for loan losses	5,243	3,947

Noninterest income
Service charges on deposit accounts	202	235
Other income	235	161

Total noninterest income	437	396

Noninterest expense
Salaries and employee benefits	2,049	1,708
Occupancy and equipment	578	660
Regulatory assessment	225	322
Data processing	292	398
Advertising and business development	117	98
Professional fees	198	198
Telephone expense	92	76
Other real estate owned expense	377	252
Other	464	538

Total noninterest expense	4,392	4,250

Income before income taxes	1,288	93
Income tax benefit	—	(346)

Net income	$1,288	$439

Weighted average:
Common shares	5,889,822	5,888,809
Dilutive stock options and warrants	867	1,497

Dilutive shares	5,890,689	5,890,306

Basic earnings per common share	$.22	$.07

Diluted earnings per common share	$.22	$.07

(Dollar amounts in thousands)

Other comprehensive income components and related tax effects were as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
Net income	$1,288	$439
Other comprehensive income:
Unrealized holding gains on available-for-sale securities	56	647
Net unrealized derivative (losses) on cash flow hedge	96	90

Other comprehensive income	152	737
Tax effect	—	(277)

Other comprehensive income	152	460

Comprehensive income	$1,440	$899

See accompanying notes to unaudited consolidated financial statements.

4.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Common Stock		Additional	Retained		Accumulated Other
	Outstanding		Paid-In	Earnings	Treasury Stock	Comprehensive
	Shares	Amount	Capital	(Deficit)	Amount	Income (Loss)	Total
Balance at January 1, 2011	5,888,809	$59	$55,307	$(3,157)	$—	$(350)	$51,859

Comprehensive income:
Net income				439			439
Change in unrealized gain on securities available-for-sale, net of tax effects						403	403
Net unrealized gain on cash flow hedge, net of tax effects						57	57

Total comprehensive income							899

Share-based compensation expense			26				26

Balance at March 31, 2011	5,888,809	$59	$55,333	$(2,718)	$—	$110	$52,784

Balance at January 1, 2012	5,889,822	$59	$55,383	$(27,216)	$—	$1,118	$29,344

Comprehensive income:
Net income				1,288			1,288
Change in unrealized gain on securities available-for-sale, net of tax effects						56	56
Net unrealized loss on cash flow hedge, net of tax effects						96	96

Total comprehensive income							1,440

Share-based compensation expense			18				18

Balance at March 31, 2012	5,889,822	$59	$55,401	$(25,928)	$—	$1,270	$30,802

See accompanying notes to unaudited consolidated financial statements.

5.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$1,288	$439
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	143	158
Net amortization of deferred loan fees	8	(55)
Provision for loan losses	72	1,929
Premium amortization for securities, net of accretion	177	164
Net accretion of purchase accounting adjustments	(472)	(628)
Net gain on sale of real estate owned	(13)	(1)
Loss on write-down of real estate owned	250	100
Earnings on bank-owned life insurance	(81)	(55)
Loss on disposal of premises and equipment	—	8
Share-based compensation	18	26
Deferred income tax benefit	—	(698)
Net change in accrued interest receivable and other assets	538	490
Net change in accrued expenses and other liabilities	26	(234)

Net cash from operating activities	1,954	1,643

Cash flows from investing activities
Purchases of securities available-for-sale	(18,921)	(4,991)
Proceeds from maturities, calls and paydown of securities available-for-sale	3,172	2,641
Proceeds from bulk loan sale	0	13,910
Loan (originations) payments, net	3,100	8,028
Proceeds from sale of real estate owned	890	2,243
Additions to premises and equipment, net	(115)	(94)
Purchase of Federal Home Loan Bank stock, net of redemptions	(63)	—

Net cash from (used for) investing activities	(11,937)	21,737

Cash flows from financing activities
Net change in deposits	39,764	(32,276)
Net change in overnight FHLB advances	(18,600)	—
Proceeds from related party transactions	—	1,200
Proceeds from FHLB fixed-rate advances	10,000	—
Repayment of FHLB fixed-rate advances	(8,000)	—

Net cash from financing activities	23,164	(31,076)

Net change in cash and cash equivalents	13,181	(7,696)
Cash and cash equivalents at beginning of period	9,955	20,297

Cash and cash equivalents at end of period	$23,136	$12,601

See accompanying notes to unaudited consolidated financial statements.

6.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

	Three Months Ended March 31,
	2012	2011
Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$1,530	$2,156
Income taxes	—	—

Supplemental schedule of noncash investing activities acquisition of real estate owned	$737	$152

Supplemental schedule of noncash financing activities loan participation on agreements classified as secured borrowings	$—	$3,438

See accompanying notes to unaudited consolidated financial statements.

7.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

Nature of Operations and Principles of Consolidation: Jacksonville Bancorp, Inc. (“Bancorp”) is a financial holding company headquartered in Jacksonville, Florida. The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. and its wholly-owned, primary operating subsidiary, The Jacksonville Bank, and one of The Jacksonville Bank’s wholly-owned subsidiaries, Fountain Financial, Inc. The consolidated entity is referred to as the “Company,” and The Jacksonville Bank and Fountain Financial, Inc. are collectively referred to as the “Bank.” The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany transactions and balances are eliminated in consolidation.

The Company currently provides financial services through its eight full-service branches in Duval County, Florida, as well as its virtual branch. Its primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2012.

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

The consolidated financial information included herein as of and for the periods ended March 31, 2012 and 2011 is unaudited. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2011 consolidated balance sheets was derived from the Company’s December 31, 2011 audited consolidated financial statements and has been adjusted for additional information related to the fair value of Assets and Liabilities acquired.

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

At times, the Company will charge off a portion of a nonperforming or impaired loan versus recording a specific reserve. The decision to charge off a portion of the loan is based on specific facts and circumstances unique to each loan. General criteria considered are: the probability that the Company will foreclose on the property, the value of the underlying collateral compared to the principal amount outstanding on the loan and the personal guarantees associated with the loan. For the period ended March 31, 2012, partial charge-offs were $3 on $115 of nonperforming loans and impaired loans. For the year ended December 31, 2011, partial charge-offs were $6,645 on $25,269 of nonperforming loans and impaired loans.

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

Overdrawn customer checking accounts are reclassified as consumer loans and are evaluated on an individual basis for collectability. The balances, which totaled $95 and $524 at March 31, 2012 and December 31, 2011, respectively, are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful.

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

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Cont.)

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics, such as credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid are recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference).

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

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. Key factors that the Company considers at the time a loan is restructured to determine whether the loan should accrue interest include if the loan is less than 90 days past due and if the loan is in compliance with the modified terms of the loan. The Company determines that the loan has been restructured to be reasonably assured of repayment and of performance according to the modified terms by performing an analysis that documents exactly how the loan is expected to perform under the modified terms. Once loans become troubled debt restructurings, they remain troubled debt restructurings until they become collateral-impaired, mature or are paid off in the normal course of business.

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

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Cont.)

(Dollar amounts in thousands except per share data)

Adoption of New Accounting Standards: In September 2011, the Financial Accounting Standard Board (“FASB”) amended guidance on the annual goodwill impairment test performed by the Company. Under the amended guidance, the Company will have the option to first assess qualitative factors to determine whether it is necessary to perform a two-step impairment test. If the Company believes, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than the carrying value, the quantitative impairment test is required. If the Company believes the fair value of a reporting unit is greater than the carrying value, no further testing is required. A company can choose to perform the qualitative assessment on some or none of its reporting entities. The Amended guidance includes examples of events and circumstances that might indicate that a reporting unit’s fair value is less than its carrying amount. These include macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit will be sold. The amended guidance is effective for annual and interim goodwill impairment test performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update clarifies the application of existing fair value measurement requirements, changes certain principles in existing guidance and requires additional fair value disclosures. The update permits measuring financial assets and liabilities on a net credit risk basis, if certain criteria are met, increases disclosures surrounding company determined market prices of (level 3) financial instruments, and also requires the fair value hierarchy disclosure of financial assets and liabilities that are not recognized at fair value in the financial statements, but are included in disclosures at fair value. The amendments in this guidance are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In September 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach and changes the presentation of reclassification items out of other comprehensive income to net income. In December 2011, the FASB deferred certain provisions related to the reclassifications of items out of accumulated other comprehensive income and the presentation of the reclassification items. The adoption of the amendment changed to presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholders’ equity effective January 1, 2012, with the components of comprehensive income presented in a separate statement.

See accompanying notes to unaudited consolidated financial statements.

12.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 2 - INVESTMENT SECURITIES

(Dollar amounts in thousands except per share data)

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at March 31, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	00000000	00000000	00000000	00000000
(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2012
Available-for-sale
U.S. government-sponsored entities and agencies	$5,369	$13	$—	$5,382
State and political subdivisions	16,580	1,462	(1)	18,041
Corporate bonds	1,036	4	—	1,040
Mortgage-backed securities—residential	34,030	1,523	(17)	35,536
Collateralized mortgage obligations—residential	18,753	211	(195)	18,769

Total available-for-sale securities	$75,768	$3,213	$(213)	$78,768

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011
Available-for-sale
U.S. government-sponsored entities and agencies	$3,093	$6	$(6)	$3,093
State and political subdivisions	16,574	1,317	(10)	17,881
Corporate bonds	—	—	—	—
Mortgage-backed securities—residential	31,601	1,451	—	33,052
Collateralized mortgage obligations—residential	8,929	185	—	9,114

Total available-for-sale securities	$60,197	$2,959	$(16)	$63,140

The proceeds from sales of available-for-sale securities and the associated gains and losses are listed below:

	March 31, 2012	December 31, 2011
Gross gains	$—	$86
Gross losses	—	(29)

Net gain	$—	$57

Proceeds	$—	$4,599

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

	March 31, 2012
	Amortized Cost	Fair Value
Maturity
Available-for-sale
Within one year	$—	$—
One to five years	1,241	1,259
Five to ten years	3,893	4,065
Beyond ten years	17,851	19,139
Mortgage-backed securities	34,030	35,536
Collateralized mortgage obligations	18,753	18,769

Total	$75,768	$78,768

The following table summarizes the investment securities with unrealized losses at March 31, 2012 and December 31, 2011 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012

Available-for-sale
State and political subdivisions	219	(1)	—	—	219	(1)
Corporate Bonds	—	—	—	—	—	—
Mortgage-backed securities—residential	4,151	(17)	—	—	4,151	(17)
Collateralized mortgage obligations—residential	10,180	(195)	—	—	10,180	(195)

Total available-for-sale securities	$14,550	$(213)	$—	$—	$14,550	$(213)

See accompanying notes to unaudited consolidated financial statements.

14.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 2 - INVESTMENT SECURITIES (Cont.)

(Dollar amounts in thousands except per share data)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Available-for-sale
U.S. government-sponsored entities and agencies	$994	$(6)	$—	$—	$994	$(6)
State and political subdivisions	210	(10)	—	—	210	(10)

Total available-for-sale securities	$1,204	$(16)	$—	$—	$1,204	$(16)

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

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 2 - INVESTMENT SECURITIES (Cont.)

(Dollar amounts in thousands except per share data)

As of March 31, 2012 and December 31, 2011, the Company’s security portfolio consisted of $78,768 and $63,140, respectively, of available-for-sale securities, of which $14,550 and $1,204 were in an unrealized loss position for the related periods. The unrealized losses are related to the Company’s U.S. agency securities, state and political securities, mortgage baked securities, and collateralized mortgage obligation securities as discussed below:

U.S. Agency Securities

All of the U.S. agency securities held by the Company were issued by U.S government-sponsored entities and agencies. At March 31, 2012 and December 31, 2011 there were none and 1, respectively, with unrealized losses. At March 31, 2012 and December 31, 2011 these securities had depreciated 0% and 0.57%, respectively from the Company’s amortized cost basis. The decline in fair value is attributable to changes in interest rates, not credit quality.

State and Political Securities

All of the state and political securities (“Municipal Bonds”) held by the Company were issued by a city or other local government. The municipal bonds are general obligations of the issuer and are secured by specified revenues. At March 31, 2012 and December 31, 2011 there were 1 and 1, respectively, with unrealized losses. At March 31, 2012 and December 31, 2011 these securities had depreciated 0.48% and 4.64%, respectively from the Company’s amortized cost basis. The decline in fair value at March 31, 2012 was primarily attributable to changes in interest rates rather than the ability or willingness of the municipality to repay.

Mortgage Baked Securities

All of the mortgage backed securities held by the Company were issued by US government sponsored entities and agencies. At March 31, 2012 and December 31, 2011 there were 4 and none, respectively, with unrealized losses. At March 31, 2012 and December 31, 2011 these securities had depreciated 0.40% and 0%, respectively from the Company’s amortized cost basis. The decline in fair value is attributable to changes in interest rates, not credit quality.

Collateralized Mortgage Obligations

All of the collateralized mortgage obligation securities held by the Company were issued by US government sponsored entities and agencies. At March 31, 2012 and December 31, 2011 there were 4 and none, respectively, with unrealized losses. At March 31, 2012 and December 31, 2011 these securities had depreciated 1.88% and 0%, respectively from the Company’s amortized cost basis. The decline in fair value is attributable to changes in interest rates, not credit quality

For the three-month period ended March 31, 2012, there were no credit losses recognized in earnings related to investment securities.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

(Dollar amounts in thousands except per share data)

Loans at March 31, 2012 and December 31, 2011, excluding loans classified as held-for-sale, were as follows:

	2012	2011
Commercial	$33,417	$35,714
Real estate:
Residential	113,481	115,814
Commercial	262,441	261,468
Construction and land	46,685	45,891
Consumer	3,340	3,955

Subtotal	459,364	462,842
Less: Net deferred loan fees	(243)	(235)
Allowance for loan losses	(13,082)	(13,024)

Loans, net	$446,039	$449,583

See accompanying notes to unaudited consolidated financial statements.

16.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

Loans acquired as a result of the merger with “ABI” were recorded at fair value on the date of acquisition. The amounts reported in the table above are net of the fair value adjustments. The table below reflects the contractual amount less the discount to principal balances remaining from these fair value adjustments by class of loan as of March 31, 2012 and December 31, 2011. This discount will be accreted into interest income as deemed appropriate over the remaining term of the related loans:

	Gross Contractual Amount Receivable	Discount	Carrying Balance
March 31, 2012
Commercial	$3,869	$252	$3,617
Real estate:
Residential	39,691	3,806	35,885
Commercial	59,206	5,190	54,016
Construction and land	19,510	3,461	16,049
Consumer	1,018	32	986

Total	$123,294	$12,741	$110,553

	Gross Contractual Amount Receivable	Discount	Carrying Balance
December 31, 2011
Commercial	$4,718	$261	$4,457
Real estate:
Residential	41,820	4,229	37,591
Commercial	61,439	5,344	56,095
Construction and land	19,572	3,498	16,074
Consumer	1,515	137	1,378

Total	$129,064	$13,469	$115,595

See accompanying notes to unaudited consolidated financial statements.

17.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012 and 2011 was as follows:

	Three Months Ended March 31,
	2012	2011
Allowance at beginning of period	$13,024	$13,069
Charge-offs:
Commercial loans	—	81
Real estate loans	124	3,684
Consumer and other loans	7	9

Total Charge-offs	131	3,774

Recoveries:
Commercial loans	1	1
Real estate loans	103	105
Consumer and other loans	13	1

Total Recoveries	117	107

Net charge-offs	14	3,667

Provision for loan losses charged to operating expenses:
Commercial loans	68	35
Real estate loans	43	1,897
Consumer and other loans	(39)	(3)

Total provision	72	1,929

Allowance at end of period	$13,082	11,331

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

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

Real Estate Mortgage Loans

Real estate mortgage loans are typically segmented into three classes: commercial real estate, residential real estate and construction and land real estate. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by Bancorp’s board of directors (the “Board”). Such standards include, among other factors, loan-to-value limits, cash flow coverage and general creditworthiness of the obligors. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Board, including repayment capacity and source, value of the underlying property, credit history and stability. Construction loans to borrowers are to finance the construction of owner-occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Bank carefully monitors these loans with on-site inspections and requires the receipt of lien waivers prior to advancing funds. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Bank considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale information. The Bank also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development for either commercial or residential use by the borrower. The Bank carefully analyzes the intended use of the property and the viability thereof.

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

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

Average of impaired loans and related interest income and cash-basis interest income recognized during impairment for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31, 2012
	Average Impaired Loans	Interest Income	Cash-Basis
Commercial	$634	$—	$—
Real estate:
Residential	13,184	—	—
Commercial	20,739	31	36
Construction and land	16,551	—	—
Consumer	15	—	—

Total	$51,123	$31	$36

	Three Months Ended March 31, 2011
	Average Impaired Loans	Interest Income	Cash-Basis
Commercial	$—	$—	$—
Real estate:
Residential	13,932	16	16
Commercial	14,657	58	58
Construction and land	12,881	65	82
Consumer	—	—	—

Total	$41,470	$139	$156

See accompanying notes to unaudited consolidated financial statements.

21.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Commercial	Real Estate	Consumer and Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$10	$3,148	$—	$3,158
Collectively evaluated for impairment	446	9,119	86	9,651
Loans acquired with deteriorated credit quality	0	37	—	37
Loans acquired without deteriorated credit quality	200	36	—	236

Total ending allowance balance	$656	$12,340	$86	$13,082

Loans:
Loans individually evaluated for impairment	$948	$37,752	$0	$38,700
Loans collectively evaluated for impairment	28,853	278,905	2,353	310,111
Loans acquired with deteriorated credit quality	478	38,836	15	39,329
Loans acquired without deteriorated credit quality	3,138	67,114	972	71,224

Total ending loans balance	$33,417	$422,607	$3,340	$459,364

	December 31, 2011
	Commercial	Real Estate	Consumer and Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$1,747	$—	$1,747
Collectively evaluated for impairment	587	10,566	119	11,272
Loans acquired with deteriorated credit quality	—	4	—	4
Loans acquired without deteriorated credit quality	—	1	—	1

Total ending allowance balance	$587	$12,318	$119	$13,024

Loans:
Loans individually evaluated for impairment	$456	$36,914	$—	$37,370
Loans collectively evaluated for impairment	30,801	276,498	2,577	309,876
Loans acquired with deteriorated credit quality	483	39,668	19	40,170
Loans acquired without deteriorated credit quality	3,974	70,093	1,359	75,426

Total ending loans balance	$35,714	$423,173	$3,955	$462,842

See accompanying notes to unaudited consolidated financial statements.

22.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The following tables present loans individually evaluated for impairment, by class of loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate—residential	$9,102	$9,064	$—
Real estate—commercial	5,411	4,955	—
Real estate—construction and land	4,069	2,390	—
Commercial		937
Consumer and other	—	—	—
With an allowance recorded:
Real estate—residential	3,119	2,479	481
Real estate—commercial	14,613	12,072	2,224
Real estate—construction and land	8,608	6,793	443
Commercial	11	10	10
Consumer and other	—	—	—

Total	$44,933	$38,700	$3,158

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate—residential	$11,517	$10,574	$—
Real estate—commercial	9,527	7,443	—
Real estate—construction and land	12,365	8,885	—
Commercial	470	457
With an allowance recorded:
Real estate—residential	247	236	21
Real estate—commercial	10,314	9,479	1,665
Real estate—construction and land	304	296	61
Consumer and other	—	—	—

Total	$44,744	$37,370	$1,747

See accompanying notes to unaudited consolidated financial statements.

23.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of:

	March 31, 2012
	Nonaccrual	Loans Past Due over 90 Days Still on Accrual
Commercial	$1,261	$—
Real estate mortgage loans:
Commercial	18,051	—
Residential	13,190	—
Construction and land	16,549	—
Consumer	15	—

Total	$49,066	$—

	December 31, 2011
	Nonaccrual	Loans Past Due over 90 Days Still on Accrual
Commercial	$1,168	$—
Real estate mortgage loans:
Commercial	17,081	—
Residential	13,684	—
Construction and land	14,953	—
Consumer	$18	$—

Total	$46,904	$—

See accompanying notes to unaudited consolidated financial statements.

24.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amouants in thousands except per share data)

The following tables present the aging of the recorded investment in past due loans by class of loans, as of:

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Loans Not Past Due	Total
Commercial	$340	$15	$288	$643	$32,774	$33,417
Real estate:
Residential	553	428	7,134	8,115	105,366	113,481
Commercial	9,237	973	29,255	39,465	222,976	262,441
Construction and land	—	169	5,638	5,807	40,878	46,685
Consumer	42	259	2	303	3,037	3,340

Total	$10,172	$1,844	$42,317	$54,333	$405,031	$459,364

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Loans Not Past Due	Total
Commercial	$40	$90	$200	$330	$35,384	$35,714
Real estate:
Residential	1,061	393	13,203	14,657	101,157	115,814
Commercial	2,041	6,050	9,724	17,815	243,653	261,468
Construction and land	296	1,974	14,510	16,780	29,111	45,891
Consumer	277	17	5	299	3,656	3,955

Total	$3,715	$8,524	$37,642	$49,881	$412,961	$462,842

Included in the past due loan tables above are loans acquired in the merger with ABI. As of March 31, 2012 and December 31, 2011, the amounts are as follows:

	March 31, 2012	December 31, 2011
30-59 Days Past Due	$3,965	$2,759
60-89 Days Past Due	939	4,213
Greater than 90 Days Past Due	12,440	10,346

Total	$17,344	$17,318

See accompanying notes to unaudited consolidated financial statements.

25.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

Troubled Debt Restructurings

As of March 31, 2012 and December 31, 2011 respectively, $15,961 and $15,384 of net loans were considered troubled debt restructurings. The Company has allocated $2,313 and $1,726 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011 respectively. Of the $2,313 and $1,786 specific reserve as of March 31, 2012 and December 31, 2011 respectively, $1,695 and $1,538 was allocated to customers whose loans are collateral dependent with collateral shortfalls. The Company has not committed to lend additional amounts as of March 31, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ended March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan, an allowance for customers to make interest only payments for a limited period of time, or there was a court ordered fixed payment amount. All borrowers whose loans were modified in troubled debt restructurings were experiencing financial difficulties.

The following tables represent loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2012:

		Three Months Ended March 31, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Real estate: Commercial	1	$1,895	$1,895
Real estate: Construction and land	—	—	—

Total		$1,895	$1,895

See accompanying notes to unaudited consolidated financial statements.

26.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended March 31, 2012. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the three months ended March 31, 2012. These loans have a total recorded investment of $13,519 for the three months ended March 31, 2012. The modification of these loans involved either a modification of the terms of the loan to borrowers who were not experiencing financial difficulties, such as allowing them to make interest only payments for a limited period of time (generally 18 months or less), adjusting the interest rate to a market interest rate for the remaining term of the loan or allowing a delay in payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Certain loans which were modified during the three months ended March 31, 2012 and did not meet the definition of a troubled debt restructuring as the modification was a delay in payment that was considered to be insignificant.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2012

	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$29,311	$2,902	$1,204	$—	$33,417
Real estate:
Residential	85,931	8,057	19,493	—	113,481
Commercial	207,341	18,006	37,094	—	262,441
Construction and land	19,279	5,576	21,830	—	46,685
Consumer	3,040	266	34	—	3,340

Total	$344,902	$34,807	$79,655	$—	$459,364

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

Included in the risk category of loans by class of loans tables above are loans acquired in the merger with ABI. As of March 31, 2012 and December 31, 2011, the amounts are as follows:

	March 31, 2012	December 31, 2011
Special Mention	$9,550	$9,674
Substandard	27,322	26,797
Doubtful	—	—

Total	$36,872	$36,471

Purchased loans:

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amounts of these loans are as follows as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Commercial	$555	$676
Real estate mortgage loans:
Residential	12,852	14,892
Commercial	18,527	18,519
Construction and land	15,147	15,207
Consumer	17	121

Unpaid principal balance	$47,098	$48,915

Carrying amount	$39,329	$40,170

See accompanying notes to unaudited consolidated financial statements.

29.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

(Dollar amounts in thousands except per share data)

Accretable yield, or income expected to be collected, is as follows:

Balance at December 31, 2010	$33,910
New loans purchased, including loans classified as held-for-sale	—
Accretion of income	(3,957)
Reduction for loans sold and other	(13,610)
Reclassifications from nonaccretable difference	—
Disposals	—

Balance at December 31, 2011	$16,343

New loans purchased, including loans classified as held-for-sale	—
Accretion of income	(731)
Reclassifications from nonaccretable difference	—
Disposals	—

Balance at March 31, 2012	$15,612

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $269 and $4 as of March 31, 2012 and December 31, 2011, respectively. Additionally, no allowance for loan losses was reversed during the three-months ended March 31, 2011 or 2012.

Income is not recognized on certain purchased loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans were $13,098 at March 31, 2012 and are included in our nonaccrual loan balance as of March 31, 2012.

See accompanying notes to unaudited consolidated financial statements.

30.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 4 - SHORT-TERM BORROWING AND FEDERAL HOME LOAN BANK ADVANCES

(Dollar amounts in thousands except share data)

At March 31, 2012 and December 31, 2011, advances from the Federal Home Loan Bank (FHLB) were as follows:

	2012	2011
Advances maturing May 21, 2012 at a daily variable interest rate of 0.36% at March 31, 2012	$—	$18,600
Advances maturing January 9, 2015 at a fixed rate of 0.88%	4,000	—
Advances maturing January 9, 2017 at a fixed rate of 1.40%	4,000	—
Advances maturing July 15, 2014 at a fixed rate of 2.42%	2,500	2,500
Advances maturing March 2, 2015 at a fixed rate of 0.76%	2,000	—
Advances maturing January 9, 2012 at a fixed rate of 2.30%	—	8,002
Advances maturing July 15, 2016 at a fixed rate of 2.81%	2,500	2,500
Advances maturing May 29, 2012 at a fixed rate of 2.11%	5,000	5,000

	$20,000	$36,602

Each advance is payable at its maturity date, with a prepayment penalty for early termination. The advances are collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans. Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $40,885 at March 31, 2012.

The Company has a “Borrower in Custody” line of credit with the Federal Reserve by pledging collateral. The amount of this line at March 31, 2012 was $28,594, all of which was available on that date.

Also included in FHLB advances and other borrowings on the Company’s consolidated balance sheets at March 31, 2012 was $209 that relates to certain loan participation agreements that are classified as secured borrowings as they do not qualify for sale accounting treatment. A corresponding amount is recorded as an asset within Loans on the Company’s consolidated balance sheets.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENT

(Dollar amounts in thousands except share data)

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure. Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company has agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating rate contract (90-day LIBOR plus 375 basis points). This derivative instrument is recognized on the balance sheet in other liabilities at its fair value of $1,054 on March 31, 2012.

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

NOTE 6 - CAPITAL ADEQUACY

(Dollar amounts in thousands except share data)

Federal banking regulators have established certain capital adequacy standards required to be maintained by banks and bank holding companies. The minimum requirements established in the regulations are set forth in the table below, along with the actual ratios for the Company at March 31, 2012 and December 31, 2011. Management and the Board have committed to maintain Total Risk-Based Capital at 10% and Tier 1 Capital to Average Assets at 8% at the Bank.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total capital to risk weighted assets
Consolidated	$46,732	9.99%	$37,431	8.00%	N/A	N/A
Bank	47,987	10.28	37,343	8.00	$46,679	10.00%

Tier 1 (Core) capital to risk weighted assets
Consolidated	33,550	7.17	18,715	4.00	N/A	N/A
Bank	42,063	9.01	18,672	4.00	28,007	6.00

Tier 1 (Core) capital to average assets
Consolidated	33,550	5.95	22,561	4.00	N/A	N/A
Bank	42,063	7.48	22,494	4.00	28,117	5.00

	Actual		For Capital Adequacy Purposes		To Be Adequately Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2011
Total capital to risk weighted assets
Consolidated	$45,312	9.63%	$37,645	8.00%	N/A	N/A
Bank	46,119	9.85	37,466	8.00	$46,832	8.00%

Tier 1 (Core) capital to risk weighted assets
Consolidated	31,679	6.73	18,822	4.00	N/A	N/A
Bank	40,176	8.58	18,733	4.00	28,099	4.00

Tier 1 (Core) capital to average assets
Consolidated	31,679	5.38	23,551	4.00	N/A	N/A
Bank	40,176	6.88	23,367	4.00	29,209	4.00

See accompanying notes to unaudited consolidated financial statements.

32.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 7 - FAIR VALUE

(Dollar amounts in thousands except share data)

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

Level I: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level II: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level III: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

The fair values of securities available for sale is determined by obtaining quoted prices on nationally recognized securities exchanges (Level I inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level II inputs).

The fair value of impaired loans with specific allocations of the allowance for loan losses and other real estate owned is based on recent real estate appraisals less estimated costs of sale. For residential real estate impaired loans and other real estate owned (“OREO”), appraised values are based on the comparative sales approach. For commercial and commercial real estate impaired loans and other real estate owned, appraisers may use either a single valuation approach or a combination of approaches such as comparative sales, cost or the income approach. A significant unobservable input in the income approach is the estimated income capitalization rate for a given piece of collateral. At March 31, 2012, the range of capitalization rates utilized to determine the fair value of the underlying collateral ranged from 8% to 10%. Adjustments to appraisals may be made by the appraiser to reflect local market conditions or other economic factors and may result in changes in the fair value of a given asset over time. As such, the fair value of impaired loans and OREO are considered a Level III in the fair value hierarchy.

The Company recovers the carrying value of other real estate owned through the sale of the property. The ability to affect future sales prices is subject to market conditions and factors beyond our control and may impact the estimated fair value of a property.

Appraisals for impaired loans and OREO are performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once reviewed, a member of the appraisal department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparisons to independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal value to arrive at fair value. Based on our most recent analysis, no discounts to current appraisals have been warranted.

See accompanying notes to unaudited consolidated financial statements.

33.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 7 - FAIR VALUE (Cont.)

(Dollar amounts in thousands except share data)

The following assets and liabilities are measured on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets:
(Dollars in thousands)
March 31, 2012
Available-for-sale
U.S. government-sponsored entities and agencies	$5,382	—	$5,382	—
State and political subdivisions	18,041	—	18,041	—
Corporate Bonds	1,040		1,040
Mortgage-backed securities—Residential	35,536	—	35,536	—
Collateralized mortgage obligations—residential	18,769	—	18,769	—
Liabilities:
Derivative liability	1,054	—	1,054	—

(Dollars in thousands)
December 31, 2011
Available-for-sale
U.S. government-sponsored entities and agencies	$3,093	—	$3,093	—
State and political subdivisions	17,881	—	17,881	—
Mortgage-backed securities—residential	33,052	—	33,052	—
Collateralized mortgage obligations—residential	9,114	—	9,114	—
Liabilities:
Derivative liability	1,151	—	1,151	—

There were no significant transfers between Level I and Level II during 2012.

See accompanying notes to unaudited consolidated financial statements.

34.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 7 - FAIR VALUE (Cont.)

(Dollar amounts in thousands except share data)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
March 31, 2012
Impaired loans:
Real estate mortgage loans:
Residential	$1,998	—	—	$1,998
Commercial	4,001	—	—	4,001
Construction and land	2,677	—	—	2,677

Other real estate owned:
Real estate mortgage loans:
Residential	900	—	—	900
Commercial	3,552	—	—	3,552
Construction and land	3,215	—	—	3,215

December 31, 2011
Impaired loans:
Real estate mortgage loans:
Residential	$215	—	—	$215
Commercial	3,489	—	—	3,489
Construction and land	236	—	—	236

Other real estate owned:
Real estate mortgage loans:
Residential	$1,095	—	—	$1,095
Commercial	3,340	—	—	3,340
Construction and land	3,533	—	—	3,533

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $11,223 with a valuation allowance of $2,547 at March 31, 2012 compared to a carrying amount of $5,500 with a valuation allowance of $1,560 at December 31, 2011.

OREO, which is measured using the collateral values less costs to sell or outstanding commitments from third-party investors, had a net carrying amount of $7,667 made up of an outstanding balance of $9,658 net of a valuation allowance of $1,991, resulting in net write-downs of $29 for the period ending March 31, 2012. At December 31, 2011, OREO had a net carrying amount of $7,968, made up of an outstanding balance of $9,957, net of a valuation allowance of $1,989 resulting in a net write-down of $1,347 for the year ended December 31, 2011.

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There have been no transfers between fair value levels for 2012 and 2011.

35.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 7 - FAIR VALUE (Cont.)

(Dollar amounts in thousands except share data)

The carrying amount and estimated fair values of financial instruments at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$23,136	$23,136	$9,955	$9,955
Securities available-for-sale	78,768	78,768	63,140	63,140
Loans, net	446,039	453,697	449,583	461,210
Federal Home Loan Bank stock	2,770	n/a	2,707	n/a
Non-marketable equity security	178	n/a	178	n/a
Accrued interest receivable	2,514	2,514	2,598	2,598

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Deposits	$513,513	$513,560	$473,907	$474,161
Other borrowings	23,209	23,469	39,811	40,121
Subordinated debentures	16,042	8,244	16,026	8,723
Accrued interest payable	291	291	305	305
Interest rate swap	1,054	1,054	1,151	1,151

Cash and cash equivalents

The carrying amounts of cash and cash equivalents approximate the fair value and are classified as either Level 1 or Level II in the fair value hierarchy. At March 31, 2012 the breakdown of cash and cash equivalents between level I and level II was $21,891 and $1,245, respectively.

Loans, net

The fair value of variable rate loans that reprice frequently and with no significant change in credit risk is based on the carrying value and results in a classification of Level III within the fair value hierarchy. Fair value for other loans are estimated using discounted cash flows analysis using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level III classification in the fair value hierarchy. The methods used to estimate the fair value of loans do not necessarily represent an exit price.

Nonmarketable equity securities

Nonmarketable equity securities include Federal Home Loan Bank Stock and other non-marketable equity securities. It is not practicable to determine the fair value of nonmarketable equity securities due to restrictions placed on their transferability.

Deposits

The fair value of demand deposits (e.g. interest and non-interest bearing, savings and certain types of money market accounts) are, by definition, equal to the amount payable in demand at the reporting date (i.e. carrying value) resulting in a Level II classification in the fair value hierarchy. The carrying amounts of variable rate, fixed-term money market accounts and certificate of deposits approximates their fair value at the reporting date in Level II classification in the fair value hierarchy. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level II classification.

Federal Home Loan Advances

The fair value of Federal Home Loan Bank Advances is estimated using a discounted cash flow analysis based on the current borrowing rates for similar types of borrowings and are classified as a Level II in the fair value hierarchy.

Accrued interest receivable/payable

The carrying amounts of accrued interest receivable approximate fair value resulting in a Level III classification. The carrying amounts of accrued interest payable approximate fair value resulting in a Level II classification.

Off-balance-sheet instruments

The fair value of off-balance-sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Derivatives:

The fair value of derivatives is based on valuation models using observable market data as of the market date resulting in a Level II classification.

Subordinated debt:

The fair value of subordinated debt, where a market quote is not available, is based on discounted cash flows, using rate appropriate to the instrument and the term of the issue and are classified as level II in the fair value hierarchy.

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

Forward-Looking Statements

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

Business Strategy

Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. We also invest in securities backed by the United States government, and agencies thereof, as well as municipal tax-exempt bonds. Our profitability depends primarily on our net interest income, which is the difference between the income we receive from our loan and securities investment portfolios and costs incurred on our deposits, the Federal Home Loan Bank (“FHLB”) advances, Federal Reserve borrowings and other sources of funding. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income is generated as the relative amounts of interest-earning assets grow in relation to the relative amounts of interest-bearing liabilities. In addition, the level of noninterest income earned and noninterest expenses incurred also affects profitability. Included in noninterest income are service charges earned on deposit accounts and increases in cash surrender value of Bank-Owned Life Insurance (“BOLI”). Included in noninterest expense are costs incurred for salaries and employee benefits, occupancy and equipment expenses, data processing expenses, marketing and advertising expenses, federal deposit insurance premiums, legal and professional fees, and other real estate owned (“OREO”) expenses.

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

On November 16, 2010, Bancorp acquired ABI pursuant to an agreement and plan of merger that provided for the merger of ABI with and into Bancorp. The merger agreement also included the consolidation of ABI’s wholly owned subsidiary, Oceanside Bank, into the Bank. Under the terms of the merger agreement, ABI shareholders received 0.2 shares of Bancorp common stock and $0.67 in cash for each share of ABI common stock. A total of 249,483 shares were issued to ABI shareholders. The ABI merger increased our branch locations from five full-service branches to eight full-service branches as well as expanded our geographic footprint in the Jacksonville Beach market. In addition, we acquired approximately $158.0 million in net loans, $62.8 million in cash and cash equivalents and securities, $231.3 million in deposits and $9.5 million in borrowings in the ABI merger. We initially recorded $12.5 million in goodwill and $2.5 million in core deposit intangibles as a result of the ABI merger. At December 31, 2011, the Company updated its annual impairment test and concluded there was an impairment of $11.1 million.

38.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Introduction

On the following pages, management presents an analysis of the financial condition of the Company as of March 31, 2012 compared to December 31, 2011, and the results of operations for the three months ended March 31, 2012 compared with the same period in 2011. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein.

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets increased $24.4 million, or 4.3%, from $561.4 million at December 31, 2011 to $585.8 million at March 31, 2012. As the primary driver of the increase in assets, the Company experienced a significant increase in securities available for sale, of $15.6 million, or 24.8%, and cash of $13.2 million or 132.4% during the three months ended March 31, 2012. The increase is offset primarily by a reduction in net loans of $3.5 million in the first quarter of 2012.

Total cash and cash equivalents increased by $13.2 million, or 132.4%, from $9.9 million at December 31, 2011 to $23.1 million at March 31, 2012. Investment securities available-for-sale increased $15.6 million to $78.8 million at March 31, 2012. During the three months ended March 31, 2012, we purchased $12.8 million GNMA and FNMA securities, $3 million in SBA bonds, and $1 million in corporate bonds. In addition, we received $3.2 million in proceeds from principal repayments, maturities and calls.

Total deposits increased $39.6 million, or 8.4%, from $473.9 million at December 31, 2011 to $513.5 million at March 31, 2012. During the three months ended March 31, 2012, noninterest-bearing deposits decreased $2.0 million, or 2.5%, from $82.9 million at December 31, 2011 to $80.8 million at March 31, 2012; money market, NOW and savings deposits increased $12.0 million, or 6.0%, from $199.1 million at December 31, 2011 to $211.1 million at March 31, 2012; and time deposits increased $29.7 million, or 15.5%, from $192.0 million at December 31, 2011 to $221.6 million at March 31, 2012. The increase in time deposits, money market, NOW and savings deposits was driven primarily by the $30 million increase in National CDs. It is the Company’s current strategy to maintain our brokered CD’s at their current level.

Federal Home Loan Bank advances and other borrowings decreased by $16.6 million at March 31, 2012 from December 31, 2011. Loans from related parties remained constant at $3.0 million at December 31, 2011 and for the three months ended March 31, 2012.

Total shareholders’ equity increased by $1.5 million from $29.3 million at December 31, 2011 to $30.8 million at March 31, 2012. The increase is mainly attributable to net income of $1.3 million and a net increase of $152 thousand for net unrealized gains on securities and cash flow hedge. The Company had 40,000,000 authorized shares of $.01 par value common stock, of which 5,889,822 shares were issued and outstanding.

39.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

Net Income

The Company had net income for the first three months of 2012 of $1.3 million, compared to a $439 thousand net income in the first three months of 2011. On a diluted per share basis, net income was $0.22 for the three months ended March 31, 2012, compared to a net income of $0.07 per diluted share for the same period in 2011. The increase in net income for the first three months of 2012 was driven primarily by the reduction in our provision expense.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $5.3 million for the three months ended March 31, 2012, compared to $5.9 million for the same period in 2011. The average yield on interest-earning assets for the first three months of 2012 was 4.98%, a decrease from the 5.35% yield earned during the first three months of 2011.

Interest income decreased $1.1 million when compared to the first three months of the prior year. This decrease was driven by a decrease in average earning assets, in particular loan balances which declined by $57.3 million when compared to the prior year. This was offset by an decrease in the loan yield to 5.41% for the three-month period ended March 31, 2012 from the 5.70% recognized during the three months ended March 31, 2011. The decrease in the loan yield was driven primarily by the decrease in the accretion recognized on acquired loans when compared to the same period in the previous year.

The average cost of interest-bearing liabilities decreased 30 basis points from 1.50% in the first three months of 2011 to 1.20% in the comparable period in 2012. The average cost of interest-bearing deposits and all interest-bearing liabilities reflect the ongoing reduction in interest rates paid on deposits as a result of the repricing of deposits in the current market environment. Additionally, noninterest-bearing deposits increased $8.6 million over the previous year, which further reduced our overall funding costs.

The net interest margin decreased by 9 basis points from 4.06% to 3.97% when comparing the first three months of 2012 to the same period last year. The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and has taken action to reduce costs through reductions in the rates paid on its core deposits.

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

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
(Dollars in thousands)
Interest-earning assets:
Loans (1)	$459,166	$6,180	5.41%	$516,477	$7,259	5.70%
Securities (2)	70,427	474	2.71	65,048	453	2.82
Other interest-earning assets (3)	8,741	17	0.78	5,342	28	2.13

Total interest-earning assets	538,334	6,671	4.98	586,867	7,740	5.35

Noninterest-earning assets (4)	30,184			45,951

Total assets	$568,518			$632,818

Interest-bearing liabilities:
Savings deposits	$11,043	$12	.44%	$12,546	$28	.91%
NOW deposits	22,221	7	.13	18,271	7	.16
Money market deposits	170,329	346	.82	175,479	435	1.01
Time deposits	208,161	623	1.20	256,715	1,048	1.66
FHLB advances	23,499	89	1.52	24,897	97	1.58
Federal Reserve and other borrowings(8)	3,011	66	8.82	1,189	29	9.89
Subordinated debt	16,033	213	5.34	15,968	220	5.59
Other interest-bearing liabilities (5)	316	—	—	95	—	—

Total interest-bearing liabilities	454,613	1,356	1.20	505,160	1,864	1.50

Noninterest-bearing liabilities	84,400			75,363
Shareholders’ equity	29,505			52,295

Total liabilities and shareholders’ equity	$568,518			$632,818

Net interest income		$5,315			$5,876

Interest rate spread (6)			3.78%			3.85%

Net interest margin (7)			3.97%			4.06%

(1)	Average loans include nonperforming loans and loans classified as held-for-sale. Interest on loans includes deferred loan fees.
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

	Three Months Ended March 31, 2012 Versus 2011 (1)
	Increase (decrease) due to changes in:
	Volume	Rate	Net Change
(Dollars in thousands)
Interest income:
Loans	$(781)	$(298)	$(1,079)
Securities	37	(17)	20
Other interest-earning assets	12	(22)	(10)

Total interest income	(732)	(337)	(1,069)

Interest expense:
Savings deposits	(3)	(13)	(16)
NOW deposits	1	(1)	—
Money market deposits	(12)	(77)	(89)
Time deposits	(176)	(249)	(425)
FHLB advances	(5)	(3)	(8)
Federal Reserve and other borrowings	40	(2)	38
Subordinated debt	1	(8)	(7)
Other interest-bearing liabilities	—	—	—

Total interest expense	(154)	(353)	(507)

Increase in net interest income	$(578)	$16	$(562)

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

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

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Other Real Estate Owned (“OREO”)

OREO includes real estate acquired through foreclosure or deed taken in lieu of foreclosure. These amounts are recorded at estimated fair value, less costs to sell the property, with any difference between the fair value of the property and the carrying value of the loan being charged to the allowance for loan losses. Subsequent changes in fair value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Those subsequent changes, as well as any gains or losses recognized on the sale of these properties, are included in noninterest expense.

Deferred Income Taxes

Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income. From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available. Positive evidence includes the historical levels of our taxable income, estimates of our future taxable income, including tax planning strategies as applicable, the reversals of deferred tax liabilities and taxes available in carry-back years. Negative evidence primarily includes a cumulative three-year loss for financial reporting purposes. Additionally, current and future economic and business conditions are considered. Based on these criteria, the Company determined that it was necessary to establish a valuation allowance against our deferred tax asset at December 31, 2011. The Company performed an analysis at March 31, 2012 and determined the need for a valuation allowance still existed. To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once the Company can demonstrate a sustainable return to profitability and conclude that it is more likely than not the deferred tax asset will be utilized prior to expiration.

Additional information with regard to the Company’s methodology and reporting of its critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

43.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Asset Quality

The Company has identified certain assets as risk elements. These assets include nonperforming loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, troubled debt restructurings, and foreclosed real estate. Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due. These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company’s risk elements at March 31, 2012 and December 31, 2011, excluding loans classified as held-for-sale, were as follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Nonperforming loans:
Commercial real estate	$18,051	$17,081
Residential real estate	13,190	13,684
Construction and land real estate	16,549	14,953
Commercial	1,261	1,168
Consumer loans and other	15	18
Loans past due over 90 days still on accrual	—	—

Total nonperforming loans (1)	49,066	46,904
Foreclosed assets, net	7,667	7,968

Total nonperforming assets	56,733	54,872

Performing Loans classified as troubled debt restructuring	2,731	2,727
Nonperforming loans classified as troubled debt restructuring	13,230	12,657

Total loans classified as troubled debt restructuring	$15,961	$15,384

Nonperforming loans as a percent of gross loans (2)	10.69%	10.13%

Nonperforming loans and foreclosed assets as a percent of total assets (2)	9.68%	9.77%

(1)	There were no loans classified as held-for-sale as of December 31, 2011 or March 31, 2012.

(2)	Nonperforming loans and total loans exclude amounts classified as loans held-for-sale.

The Company has loan balances of $16.0 million for customers whose loans are classified as troubled debt restructuring and such loans are included in the impaired loan balance of $51.8 million at March 31, 2012. Of the $16.0 million, $5.2 million is classified as troubled debt restructurings with collateral shortfalls. There are no additional funds committed to customers whose loans are classified as troubled debt restructuring. Most of these loans were modified to suspend principal payments for a period of time less than or equal to 13 months, the interest rate was modified, or there was a court ordered fixed payment amount. Of the $3.4 million allowance for loan losses reserved for impaired loans, the Company has allocated $1.7 million to customers whose loan terms have been modified as troubled debt restructurings with collateral shortfalls and $618,000 to the remaining troubled debt restructurings. As of March 31, 2012, $13.3 of troubled debt restructurings were on nonaccrual with the remaining $2.7 million still accruing interest.

The terms of certain other loans were modified during the period ended March 31, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2012 of $13.5 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, such as allowing them to make interest only payments for a limited period of time (generally 18 months or less), adjusting the interest rate to a market interest rate for the remaining term of the loan or allowing a delay in payment that was considered to be insignificant.

44.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Nonperforming loans increased during the three-month period ended March 31, 2012 from $46.9 million at December 31, 2011 to $49.1 million at March 31, 2012. Nonperforming assets increased by $1.9 million from December 31, 2011 to March 31, 2012. The increase in nonperforming assets at March 31, 2012 is primarily driven by an increase in nonaccrual commercial real estate and construction and land real estate loans. General economic conditions and the real estate market continue to be challenging in the Bank’s geographic market.

Loans past due still accruing interest at March 31, 2012, are categorized as follows:

(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing
Commercial	$340	$—	$—	$340
Real estate:
Residential	528	597	—	1,125
Commercial	8,384	—	—	8,384
Construction and land	606	170	—	776
Consumer	42	250	—	292

Total	$9,900	$1,017	$—	$10,917

The increase in total loans past due 30-89 days still accruing interest from $7.7 million at December 31, 2011 to $10.9 million at March 31, 2012 is driven by the continued softening of the economy.

The Bank has experienced an increase in adversely classified loans from $68.6 million at December 31, 2011 to $79.7 million at March 31, 2012. Of the $79.7 million at March 31, 2012, $27.3 million were adversely classified loans from the merger with ABI. The $27.3 million adversely classified ABI loans are net of a fair value adjustment of $5.4 million, or 19.7% of the gross contractual amount receivable as of March 31, 2012. In addition, of the $79.7 million at March 31, 2012, $51.8 million was listed as impaired. All adversely classified loans are monitored closely and the majority of these loans are collateralized by real estate.

Loans are impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms. At March 31, 2012, impaired loans increased by $3.1 million to $51.8 million, compared to $48.7 million at December 31, 2011. Of the $51.8 million impaired loans at March 31, 2012, $49.1 million are nonperforming loans. Included in the $51.8 million impaired loan balance at March 31, 2012 are acquired loans with credit deteriorations.

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

Period ending March 31, 2012
(Dollars in thousands)
	Total	Loans Acquired from ABI	Loans Acquired with Deteriorated Credit Quality from ABI	% of Total

Nonaccrual	$49,066	$13,098	$12,404	25.3%

Past Due	54,335	17,345	13,079	24.1%

Special Mention	34,807	9,550	8,551	24.6%
Substandard	79,665	27,322	23,994	30.1%
Doubtful	0	0	0	0.0%

Total	$114,472	$36,872	$32,545	28.4%

Period ending December 31, 2011
	Total	Loans Acquired from ABI	Loans Acquired with Deteriorated Credit Quality from ABI	% of Total

Nonaccrual	$46,904	$11,472	$11,242	24.0%

Past Due	49,881	17,318	14,324	28.7%

Special Mention	42,115	9,674	8,740	20.8%
Substandard	68,616	26,797	23,770	34.6%
Doubtful	0	0	0	0.0%

Total	$110,731	$36,471	$32,510	29.4%

The credit metrics from the table above that were most heavily impacted by the Company’s acquisition of loans with deteriorated credit quality for the period ended March 31, 2012 were our substandard and past due loans. This is due to the continuing deterioration of collateral values as well as the current difficult economic environment that is impacting our customers’ ability to meet their loan obligations. When comparing the percentage of special mention, substandard and doubtful loans as of December 31, 2011 to March 31, 2012, the percentages have remained relatively unchanged from 29.4% at December 31, 2011 to 28.4% at March 31, 2012.

46.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Our credit quality as compared to our internally defined peer group, specifically the percentage of nonaccrual loans to total loans, has shown an overall steady decline from December 31, 2011 to March 31, 2012. This is due to the current difficult economic environment in the geographic region in which the Company operates that is impacting our customers’ ability to meet their loan obligations. Of the total $38.7 million of non-accrual loans at March 31, 2012, $6.2 million had been charged off in prior periods.

The same criteria used for all Company loans greater than 90 days and accruing applies to loans acquired with deteriorated credit quality. Loans acquired with deteriorated credit quality will be placed on nonaccrual status if the amount and timing of future cash flows cannot be reasonably estimated or if repayment of the loan is expected to be from collateral that has become deficient. As of March 31, 2012, there were no loans acquired with deteriorated credit quality that were greater than 90 days past due and accruing interest. There were, however, loans acquired with deteriorated credit quality on nonaccrual in the amount of $12.4 million as the amount and timing of future cash flows could not be reasonably estimated or the repayment of the loan was expected from the collateral that has become deficient.

Allowance and Provision for Loan Losses

The allowance for loan losses increased by $100 thousand during the first three months of 2012, amounting to $13.1 million at March 31, 2012, as compared to $13.0 million at December 31, 2011. The allowance represented approximately 2.85% of total loans at March 31, 2012 and 2.82% at December 31, 2011.

	March 31, 2012	March 31, 2011
(Dollars in thousands)
Allowance at beginning of period	$13,024	$13,069
Charge-offs:
Commercial loans	—	81
Real estate loans	124	3,684
Consumer and other loans	7	9

Total charge-offs	131	3,774

Recoveries:
Commercial loans	1	1
Real estate loans	103	105
Consumer and other loans	13	1

Total Recoveries	117	107

Net charge-offs	14	3,667

Provision for loan losses charged to operating expenses:
Commercial loans	68	35
Real estate loans	43	1,897
Consumer and other loans	(39)	(3)

Total provision	72	1,929

Allowance at end of period	$13,082	$11,331

The larger allowance for loan losses in 2012 was driven primarily by the increase in the amount of allowance needed on loans collectively evaluated for impairment. The decreased level of charge-offs for the three months ended March 31, 2012 is due to the timing of recording charge-offs related to the Company’s strategy to strengthen its balance sheet by lowering the amount of substandard assets through such avenues as foreclosures and short sales.

47.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own historical experience as well as industry and economic trends. In calculating the Company’s allowance for loan losses, the Company’s historical loss experience is supplemented with various current and economic trends. These current factors can include any of the following: changes in volume and severity of past due, special mention, substandard and nonaccrual loans; levels of any trends in charge-offs and recoveries; changes in nature, volume and terms of loans; changes in lending policies and procedures; changes in lending management and quality of loan review; changes in economic and business conditions; and changes in underlying collateral values and effects of concentrations. There was a change to the economic loss factor related to the levels and trends in charge-offs and recoveries as a result of the high level of charge-offs during 2011. There were no other changes in the current economic factors from December 31, 2011 to March 31, 2012 as these factors had been adjusted previously in anticipation of the continued softening of the economy. As of March 31, 2012, of the $9.7 million of the allowance for loan losses from loans collectively evaluated for impairment, the real estate loans portfolio segment had total weighted average qualitative factors of 1.20%, or $3.3 million; the commercial loans portfolio segment had total weighted average qualitative factors of 1.05%, or $303,000; and the consumer and other loans portfolio segment had total qualitative factors of 1.0%, or $24,000. Impaired loans were $51.8 million as of March 31, 2012. As of the same date, $3.4 million was specifically allocated to the allowance for loan losses which is deemed appropriate to absorb probable losses. Included in the $51.8 million impaired loan balance at March 31, 2012 are acquired loans with credit deterioration.

As part of the Company’s allowance for loan loss policy, loans acquired from ABI with evidence of deteriorated credit quality are included in our evaluation of the allowance for loan losses each period. Events that occurred within the measurement period (i.e., 12 months from the date of the ABI acquisition) that cause a deterioration of the loan that is more than the deterioration estimated at acquisition, we evaluated whether the events and circumstances that existed as of the acquisition date are due to new information obtained about facts and circumstances that existed as of that acquisition date that, if known, would have resulted in recognition of additional deterioration. If so, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill. If not, the additional deterioration was recorded as additional provision expense with a corresponding increase to the allowance for loan losses. After the measurement period, any additional impairment above the current carrying discount has been recorded as additional provision expense with a corresponding increase to the allowance for loan losses. As of March 31, 2012, there was $13.1 million in loans acquired with deteriorated credit quality that were considered impaired.

For loans acquired with deteriorated credit quality that were deemed troubled debt restructurings prior to the Company’s acquisition of them, these loans are not considered troubled debt restructurings as they are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Subsequent to the acquisition, the same criteria used for all other loans apply to loans acquired with deteriorated credit quality and their treatment as troubled debt restructurings. For the three month period ended March 31, 2012, there was one acquired loan in the amount of $592 thousand with deteriorated credit quality that was deemed a troubled debt restructuring.

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

It is the Bank’s policy to obtain updated third party appraisals on all (“OREO”) and real estate collateral on substandard loans on, at least, an annual basis. Value adjustments are often made to appraised values on properties wherein the existing appraisal is approximately one-year old at period end. Occasionally, at period end, an updated appraisal has been ordered, but not yet received, on a property wherein the existing appraisal is approaching one-year old. In this circumstance, an adjustment is typically made to the existing appraised value to reflect the Bank’s best estimate of the change in the value of the property, based on evidence of changes in real estate market values derived by the review of current appraisals received by the Bank on similar properties. In the current environment, virtually all such adjustments to value are downward due to the overall reduction in real estate values over the last two years in the Bank’s market area.

Real estate values in the Bank’s market area have experienced deterioration over the last several quarters. The expectation for further deterioration for all property types appears to be leveling off. On a quarterly basis, management reviews several factors, including underlying collateral, and writes down impaired loans to the net realizable value.

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

Based on the results of the analysis performed by management at March 31, 2012, the allowance for loan loss is considered to be adequate to absorb probable incurred credit losses in the portfolio as of that date. As more fully discussed in the “Critical Accounting Policies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates. Actual results could differ significantly from these estimates.

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

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $437 thousand for the three months ended March 31, 2012, compared to $396 thousand for the same period in 2011. The increase over the same quarter in the prior year was driven primarily by a $70 thousand fee received related to a loan pre-payment received during the first quarter.

Noninterest expense remained relatively flat with the prior year at $4.4 million for the three months ended March 31, 2012, compared to $4.3 million in the same period in 2011. Increases to compensation and OREO expenses were offset by reductions in data processing, occupancy, and regulatory assessments.

There was no income tax expense recorded during the period ended March 31, 2012. The Company recorded a full valuation allowance against its deferred taxes at December 31, 2011. This was substantially due to the fact that is was “more likely than not” that the benefit would not be realized in future periods due to Section 382 of the Internal Revenue Code. During the three-month period ended March 31, 2012, a portion of the valuation allowance attributable to the deferred tax assets has been reduced due to the decrease in the deferred tax asset.

Capital

The Company’s capital management policy is designed to build and maintain capital levels that meet regulatory standards. Under current regulatory capital standards, banks are classified as well-capitalized, adequately-capitalized or undercapitalized. Under such standards, a well-capitalized bank is one that has a total risk-based capital ratio equal to or greater than 10%, a Tier 1 risk-based capital ratio equal to or greater than 6%, and a Tier 1 leverage capital ratio equal to or greater than 5%. The Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 leverage capital ratios were 10.28%, 9.01% and 7.48%, respectively, at March 31, 2012. Bancorp also maintains capital levels that meet the same regulatory standards. If the capital ratios of Bancorp and the Bank were to fall below levels required under regulatory standards, it is their policy to increase capital in an amount sufficient to meet regulatory requirements within 30 days.

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

Cash Flows and Liquidity

Cash Flows. The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances, Federal Reserve Bank borrowings and federal funds purchased. The Company uses cash from these and other sources to fund loan growth. Any remaining cash is used primarily to reduce borrowings and to purchase investment securities. During the first three months of 2012, the Company’s cash and cash equivalent position increased by $13.2 million. The primary driver of the net cash increase is due to $39.8 million in deposit inflows offset by purchases of investment securities and reductions in short-term borrowings in the amount of $18.9 million and net reductions in FHLB advances of 16 million.

Liquidity. The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold. At March 31, 2012, the Company had $78.8 million in available-for-sale securities, $14.2 million of which was pledged to the Federal Reserve Bank for the Borrower-in-Custody Program.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market and brokered certificates of deposit. The Company can also borrow overnight federal funds and fixed-rate term products under credit facilities established with the FHLB, Federal Reserve Discount Window and other commercial banks. These lines, in the aggregate amount of approximately $126.9 million, do not represent legal commitments to extend credit.

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

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Contractual Obligations, Commitments and Contingent Liabilities. The Company has various financial obligations, including contractual obligations and commitments that may require future cash payments. Management believes that there have been no material changes in the Company’s overall level of these financial obligations since December 31, 2011 and that any changes in the Company’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

Off-Balance-Sheet Arrangements. There have been no material changes in the risks related to off-balance-sheet arrangements since the Company’s disclosure in its Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

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

Interest rate risk is the sensitivity of income to variations in interest rates over both short-term and long-term horizons. The primary goal of interest rate risk management is to control this risk within limits approved by the board of directors and narrower guidelines approved by the Asset Liability Committee. These limits and guidelines reflect the Bank’s tolerance for interest rate risk. The Bank attempts to control interest rate risk by identifying and quantifying exposures. The Bank quantifies its interest rate risk exposures using sophisticated simulation and valuation models as well as simpler gap analyses performed by a third-party vendor specializing in this activity. There have been no material changes in the Bank’s primary market risk exposure or how those risks are managed since our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

Management believes, under normal economic conditions, the best indicator of interest rate risk is the +/- 200 basis point “shock” (parallel shift) scenario. However, due to the current rate environment, the Bank’s internal policy on interest rate risk specifies that if interest rates were to shift immediately up or down 100 basis points, estimated net interest income for the next 12 months should change by less than 15%. The most current simulation projects the Bank’s net interest income to be within the parameters of its internal policy and has not changed materially from our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012. Such simulation involves numerous assumptions and estimates, which are inherently subjective and are subject to substantial business and economic uncertainties. Accordingly, the actual effects of an interest rate shift under actual future conditions may be expected to vary significantly from those derived from the simulation to the extent that the assumptions used in the simulation differ from actual conditions.

53.

JACKSONVILLE BANCORP, INC.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

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

Exhibit No. 3.2: Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (4)

Exhibit No. 31.1: Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act *

Exhibit No. 31.2: Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act *

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

JACKSONVILLE BANCORP, INC.

Date: May 9, 2012	/s/ Price W. Schwenck
Price W. Schwenck
President and Chief Executive Officer

Date: May 9, 2012	/s/ Valerie A. Kendall
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

Exhibit No. 3.2: Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (4)

Exhibit No. 31.1: Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act *

Exhibit No. 31.2: Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act *

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