Form 10-Q
period 2012-06-30
JACKSONVILLE BANCORP INC /FL/
filed 2012-08-06
CIK 1071264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, the latest practicable date, 5,890,880 of the Registrant’s common shares, $.01 par value, were issued and outstanding.

JACKSONVILLE BANCORP, INC.

JACKSONVILLE BANCORP, INC.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Cash and due from financial institutions	$10,976	$9,955
Federal funds sold	14,727	—

Cash and cash equivalents	25,703	9,955
Securities available-for-sale	88,412	63,140
Loans, net of allowance for loan losses of $20,647 in 2012 and $13,024 in 2011	432,616	449,583
Premises and equipment, net	6,833	6,978
Bank-owned life insurance	9,681	9,541
Federal Home Loan Bank stock, at cost	1,993	2,707
Real estate owned, net	7,508	7,968
Accrued interest receivable	2,398	2,598
Prepaid regulatory assessments	410	782
Goodwill	3,137	3,137
Other intangible assets, net	1,511	1,774
Other assets	2,755	3,262

Total assets	$582,957	$561,425

LIABILITIES
Deposits
Noninterest bearing demand deposits	$93,375	$82,852
Money market, NOW and savings deposits	207,742	199,070
Time deposits	220,432	191,985

Total deposits	521,549	473,907
Loans from related parties	3,395	3,000
Federal Home Loan Bank advances and other borrowings	20,209	36,811
Subordinated debentures	16,058	16,026
Accrued expenses and other liabilities	2,768	2,337

Total liabilities	563,979	532,081

SHAREHOLDERS’ EQUITY
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 5,890,880 and 5,889,822 shares issued and outstanding, respectively	59	59
Additional paid–in capital	55,408	55,383
Retained earnings (deficit)	(37,750)	(27,216)
Accumulated other comprehensive income	1,261	1,118

Total shareholders’ equity	18,978	29,344

Total liabilities and shareholders’ equity	$582,957	$561,425

See accompanying notes to consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$5,951	$7,587	$12,131	$14,846
Taxable securities	309	298	593	509
Tax-exempt securities	190	205	380	447
Federal funds sold and other	24	15	41	43

Total interest income	6,474	8,105	13,145	15,845

Interest expense
Deposits	1,018	1,452	2,006	2,970
Federal Reserve and other borrowings	67	40	133	69
Federal Home Loan Bank advances	80	105	169	202
Subordinated debentures	211	223	424	443

Total interest expense	1,376	1,820	2,732	3,684

Net interest income	5,098	6,285	10,413	12,161
Provision for loan losses	11,584	1,109	11,656	3,038

Net interest (loss) income after provision for loan losses	(6,486)	5,176	(1,243)	9,123

Noninterest income
Service charges on deposit accounts	193	216	395	451
Other income	97	188	332	349

Total noninterest income	290	404	727	800

Noninterest expense
Salaries and employee benefits	2,022	1,877	4,071	3,585
Occupancy and equipment	656	616	1,234	1,276
Regulatory assessment	217	314	442	636
Data processing	338	371	630	769
Merger related costs	—	105	—	130
Advertising and business development	170	109	287	207
Professional fees	274	152	472	350
Telephone expense	94	89	186	165
Other real estate owned expense	1,337	361	1,714	613
Other	548	657	1,012	1,170

Total noninterest expense	5,656	4,651	10,048	8,901

(Loss) income before income taxes	(11,852)	929	(10,564)	1,022
Income tax benefit	(30)	(119)	(30)	(465)

Net (loss) income	$(11,822)	$1,048	$(10,534)	$1,487

Weighted average:
Common shares	5,890,136	5,889,288	5,889,979	5,889,050
Dilutive stock options and warrants	—	1,742	—	1,534

Dilutive shares	5,890,136	5,891,030	5,889,979	5,890,584

Basic (loss) earnings per common share	$(2.01)	$0.18	$(1.79)	$0.25

Diluted (loss) earnings per common share	$(2.01)	$0.18	$(1.79)	$0.25

See accompanying notes to consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net (loss) income	$(11,822)	$1,048	$(10,534)	$1,487
Other comprehensive (loss) income:
Unrealized holding gains on available-for-sale securities	298	1,383	354	2,030
Net unrealized derivative losses on cash flow hedge	(220)	(207)	(125)	(117)

Other comprehensive income:	78	1,176	229	1,913
Tax effect	(29)	(458)	(86)	(735)

Other comprehensive income:	49	718	143	1,178

Comprehensive (loss) income	$(11,773)	$1,766	$(10,391)	$2,665

See accompanying notes to consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Common Stock Outstanding		Additional Paid-In	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Amount	Income (Loss)	Total

Balance at January 1, 2011	5,888,809	$59	$55,307	$(3,157)	$—	$(350)	$51,859

Comprehensive income:
Net income				1,487			1,487
Change in unrealized gain on securities available-for-sale, net of tax effects						1,250	1,250
Net unrealized loss on cash flow hedge, net of tax effects						(72)	(72)

Total comprehensive income							2,665
Common stock issued	1,013	—
Share-based compensation expense			51				51

Balance at June 30, 2011	5,889,822	$59	$55,358	$(1,670)	$—	$828	$54,575

Balance at January 1, 2012	5,889,822	$59	$55,383	$(27,216)	$—	$1,118	$29,344

Comprehensive loss:
Net loss				(10,534)			(10,534)
Change in unrealized gain on securities available-for-sale, net of tax effects						221	221
Net unrealized loss on cash flow hedge, net of tax effects						(78)	(78)

Total comprehensive loss							(10,391)
Common stock issued	1,058	—					—
Share-based compensation expense			25				25

Balance at June 30, 2012	5,890,880	$59	$55,408	$(37,750)	$—	$1,261	$18,978

See accompanying notes to consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net (loss) income	$(10,534)	$1,487
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	288	319
Net amortization of deferred loan fees	(15)	(76)
Provision for loan losses	11,656	3,038
Premium amortization for securities, net of accretion	405	387
Net realized gain on sale of securities	—	(57)
Net accretion of purchase accounting adjustments	(773)	(1,526)
Net gain on sale of real estate owned	(1)	(8)
Write-down of real estate owned	1,401	370
Earnings on bank-owned life insurance	(140)	(97)
Loss on disposal of premises and equipment	—	26
Share-based compensation	25	51
Deferred income tax benefit	—	(1,689)
Net change in accrued interest receivable and other assets	983	903
Net change in accrued expenses and other liabilities	307	(276)

Net cash from operating activities	3,602	2,852

Cash flows from investing activities
Purchases of securities available-for-sale	(31,342)	(9,690)
Proceeds from sale of securities available-for-sale	—	4,599
Proceeds from maturities, calls and paydown of securities available-for-sale	6,019	5,326
Proceeds from bulk loan sale	—	13,910
Loan (originations) payments, net	3,942	23,409
Proceeds from sale of real estate owned	1,240	2,638
Additions to premises and equipment, net	(138)	(136)
Purchase of Federal Home Loan Bank stock, net of redemptions	714	668

Net cash (used for) from investing activities	(19,565)	40,724

Cash flows from financing activities
Net change in deposits	47,916	(40,760)
Net change in overnight Federal Home Loan Bank advances	(18,600)	—
Proceeds from related party loans	395	1,200
Proceeds from Federal Home Loan Bank fixed rate advances	15,000	—
Repayment of Federal Home Loan Bank fixed rate advances	(13,000)	—

Net cash from (used for) financing activities	31,711	(39,560)

Net change in cash and cash equivalents	15,748	4,016
Cash and cash equivalents at beginning of period	9,955	20,297

Cash and cash equivalents at end of period	$25,703	$24,313

See accompanying notes to consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011

Supplemental disclosures of cash flow information
Cash paid during the period for
Interest	$2,992	$4,238
Income taxes	—	610
Supplemental schedule of noncash investing activities
Acquisition of real estate owned	$2,079	$440
Supplemental schedule of noncash financing activities
Loan participation on agreements classified as secured borrowings	$—	$693

See accompanying notes to consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION

Nature of Operations: Jacksonville Bancorp, Inc. (“Bancorp”) is a financial holding company headquartered in Jacksonville, Florida. The consolidated financial statements include the accounts of Bancorp and its wholly owned, primary operating subsidiary, The Jacksonville Bank, and one of The Jacksonville Bank’s wholly owned subsidiaries, Fountain Financial, Inc. The consolidated entity is referred to as the “Company,” and The Jacksonville Bank and Fountain Financial, Inc. are collectively referred to as the “Bank.” The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany transactions and balances are eliminated in consolidation.

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

Principles of Consolidation: The accounting and reporting policies of the Company reflect banking industry practice and conform to U.S. generally accepted accounting principles (“U.S. GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts, and the disclosure of contingent assets and liabilities. Actual results could differ significantly from those estimates and assumptions.

The consolidated financial information included herein as of and for the periods ended June 30, 2012 and 2011 is unaudited. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2011 consolidated balance sheet was derived from the Company’s December 31, 2011 audited consolidated financial statements.

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

Interest income on a loan in any of our portfolio segments is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. All unsecured loans in our consumer and other portfolio segments are charged off once they reach 90 days delinquent. This is the only portfolio segment that the Company charges off loans solely based on the number of days of delinquency. For real estate mortgage, commercial loan, secured consumer and other portfolio segments, the charge-off policy is that a loan is fully or partially charged off when, based on management’s assessment, it has been determined that it is highly probable that the Company would not collect all principal and interest payments according to the contractual terms of the loan agreement. This assessment is determined based on a detailed review of all substandard and doubtful loans each month. This review considers such criteria as the value of the underlying collateral, financial condition and reputation of the borrower and guarantors and the amount of the borrower’s equity in the loan. The Company’s charge-off policy has remained materially unchanged for all periods presented.

At times, the Company will charge off a portion of a nonperforming or impaired loan versus recording a specific reserve. The decision to charge off a portion of the loan is based on specific facts and circumstances unique to each loan. General criteria considered are: the probability that the Company will foreclose on the property, the value of the underlying collateral compared to the principal amount outstanding on the loan and the personal guarantees associated with the loan. For the six-month period ended June 30, 2012, partial charge-offs were $2,578 on $7,661 of nonperforming loans and impaired loans. For the year ended December 31, 2011, partial charge-offs were $6,645 on $25,269 of nonperforming loans and impaired loans. Partial charge-offs impact the Company’s credit loss metrics and trends, in particular a reduction in the coverage ratio, by decreasing substandard loan balances, decreasing capital and increasing the historical loss factor used in the calculation of the allowance for loan losses. However, the impact of the historical loss factor on the allowance for loan losses would be slightly offset by the fact that the charge-off reduces the overall loan balance.

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

Overdrawn customer checking accounts are reclassified as consumer loans and are evaluated on an individual basis for collectability. The balances, which totaled $191 and $524 at June 30, 2012 and December 31, 2011, respectively, are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful.

Certain Purchased Loans: As part of our merger with Atlantic BancGroup, Inc. (“ABI”) in November of 2010, the Company purchased individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans were recorded at fair value, such that there is no carryover of the seller’s allowance for loan losses. Fair values are preliminary and subject to refinement for up to one year after the closing date of the merger as new information relative to the closing date fair value became available. After acquisition, losses are recognized by an increase in the allowance for loan losses if the reason for the loss was due to events and circumstances that did not exist as of the acquisition date. If the reason for the loss was due to events and circumstances that existed as of the acquisition date due to new information obtained during the measurement period (i.e., 12 months from date of acquisition), that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill.

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics, such as credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income as earned.

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

The allowance consists of specific and general components. The specific components relate to loans that are individually classified as impaired or loans otherwise classified as special mention, substandard or doubtful. The general components relate to all loans not specifically identified as impaired and are modeled on loss by portfolio, weighted by recent historic data and economic factors.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Cont.)

The Company’s policy for assessing loans for impairment is the same for all classes of loans and is included in our allowance for loan losses policy. The Company classifies a loan as impaired when it is probable that the Company will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. An impairment analysis is performed utilizing the following general factors: substandard or doubtful loan, loan amount greater than $100,000 and the loan is 90 days past due or more. In addition, the Company also considers the following: the financial condition of the borrower, the Company’s best estimate of the direction and magnitude of any future changes in the borrower’s financial condition, the fair value of collateral if the loan is collateral-dependent, the loan’s observable market price, expected future cash flow and, if a purchased loan, the amount of the remaining unaccreted carrying discount. For loans acquired in the acquisition of ABI, if the loss is attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration is recorded as additional carrying discount with a corresponding increase to goodwill. If not, the additional deterioration is recorded as additional provision expense with a corresponding increase in the allowance for loan losses. After the measurement period, any additional impairment above the current carrying discount is recorded as additional provision expense with a corresponding increase in the allowance for loan losses.

If a loan is deemed to be impaired, a portion of the allowance for loan losses may be allocated so that the loan is reported, net, at the present value of estimated expected future cash flows, using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the sale of the collateral. If an impaired loan is on nonaccrual, then recognition of interest income would follow our nonaccrual policy, which is to no longer accrue interest and account for any interest received on the cash-basis or cost-recovery method until qualifying again for interest accrual. If an impaired loan is not on nonaccrual, then recognition of interest income would accrue on the unpaid principal balance based on the contractual terms of the loan. All impaired loans are reviewed on at least a quarterly basis for changes in the measurement of impairment. For impaired loans measured using the present-value-of-expected-cash-flows method, any change to the previously-recognized impairment loss is recognized as a change in the allowance for loan loss account and recorded in the consolidated statement of operations as a component of the provision for loan losses.

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Troubled debt restructurings are measured at the present value of estimated expected future cash flows using the loan’s effective rate at inception. Key factors that the Company considers at the time a loan is restructured to determine whether the loan should accrue interest include if the loan is less than 90 days past due and if the loan is in compliance with the modified terms of the loan. The Company determines that the loan has been restructured to be reasonably assured of repayment and of performance according to the modified terms by performing an analysis that documents exactly how the loan is expected to perform under the modified terms. Once loans become troubled debt restructurings, they remain troubled debt restructurings until they mature or are paid off in the normal course of business.

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

Reclassifications: Certain amounts in the prior year financial statements were reclassified to conform to the current year’s presentation. These reclassifications had no impact on the prior periods’ net income or shareholders’ equity.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Cont.)

Adoption of New Accounting Standards: In September 2011, the Financial Accounting Standard Board (“FASB”) amended guidance on the annual goodwill impairment test performed by the Company. The amended guidance gave the Company the option to first assess qualitative factors in determining the necessity of a two-step impairment test. If, as a result of the qualitative assessment, it was determined more-likely-than-not that the fair value of a reporting unit was less than the carrying value, the quantitative impairment test was required. If it was determined that the fair value of a reporting unit was greater than the carrying value, no further testing was required. The Company had the option to perform the qualitative assessment on some or none of its reporting entities. The amended guidance included examples of events and circumstances that might indicate that a reporting unit’s fair value was less than its carrying amount. These included macro-economic conditions such as deterioration in the entity’s operating environment, entity-specific events such as declining financial performance, and other events such as an expectation that a reporting unit would be sold. The amended guidance was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity had the option to adopt earlier even if its annual test date was before the issuance of the final standard, provided that the entity had not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. Overall, the guidance was consistent with existing U.S. accounting principles; however, there were some amendments that changed a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update clarified the application of existing fair value measurement requirements, changed certain principles in existing guidance and required additional fair value disclosures. The update permitted measuring financial assets and liabilities on a net credit risk basis, if certain criteria were met, increased disclosure surrounding company-determined market prices of (Level III) financial instruments, and also required the fair value hierarchy disclosure of financial assets and liabilities that were not recognized at fair value in the financial statements, but were included in disclosures at fair value. The amendments in this guidance were effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In September 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment required that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach and changed the presentation of reclassification items out of other comprehensive income to net income. In December 2011, the FASB deferred certain provisions related to the reclassifications of items out of accumulated other comprehensive income and the presentation of the reclassification items. The adoption of the remaining amendment changed the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholders’ equity effective January 1, 2012, with the components of comprehensive income presented in a separate statement.

NOTE 2 – INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio at June 30, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2012
Available-for-sale
U.S. government-sponsored entities and agencies	$10,526	$69	$(20)	$10,575
State and political subdivisions	16,586	1,521	—	18,107
Mortgage-backed securities—residential	36,215	1,605	(2)	37,818
Collateralized mortgage obligations	20,754	171	(59)	20,866
Corporate bonds	1,034	12	—	1,046

Total available-for-sale securities	$85,115	$3,378	$(81)	$88,412

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 2 – INVESTMENT SECURITIES (Cont.)

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011
Available-for-sale
U.S. government-sponsored entities and agencies	$3,093	$6	$(6)	$3,093
State and political subdivisions	16,574	1,317	(10)	17,881
Mortgage-backed securities—residential	31,601	1,451	—	33,052
Collateralized mortgage obligations	8,929	185	—	9,114

Total available-for-sale securities	$60,197	$2,959	$(16)	$63,140

The proceeds from sales of available-for-sale securities and the associated gains and losses are listed below:

	June 30, 2012	June 30, 2011

Gross gains	$—	$86
Gross losses	—	(29)

Net gain	$—	$57

Proceeds	$—	$4,599

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

	June 30, 2012
	Amortized Cost	Fair Value
Maturity
Available-for-sale
Within one year	$—	$—
One to five years	1,239	1,264
Five to ten years	5,890	6,077
Beyond ten years	21,017	22,387
Mortgage-backed securities	36,215	37,818
Collaterized mortgage obligations	20,754	20,866

Total	$85,115	$88,412

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 2 – INVESTMENT SECURITIES (Cont.)

The following tables summarize the investment securities with unrealized losses at June 30, 2012 and December 31, 2011 listed by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
June 30, 2012	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale
U.S. government-sponsored entities and agencies	$2,147	$(20)	$—	$—	$2,147	$(20)
Mortgage-backed securities—residential	4,156	(2)	—	—	4,156	(2)
Collateralized mortgage obligations	8,109	(59)	—	—	8,109	(59)

Total available-for-sale securities	$14,412	$(81)	$—	$—	$14,412	$(81)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale
U.S. government-sponsored entities and agencies	$994	$(6)	$—	$—	$994	$(6)
State and Political Subdivisions	210	(10)	—	—	210	(10)

Total available-for-sale securities	$1,204	$(16)	$—	$—	$1,204	$(16)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation.

In determining OTTI for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

When OTTI occurs for either debt securities or purchased beneficial interests that, on the purchase date, were rated below AA, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more-likely-than-not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more-likely-than-not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more-likely-than-not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of June 30, 2012 and December 31, 2011, the Company’s security portfolio consisted of $88,412 and $63,140, respectively, of available-for-sale securities, of which $14,412 and $1,204 were in an unrealized loss position for the related periods. The unrealized losses are related to the Company’s U.S. government-sponsored entities and agency securities, state and political securities, mortgage-backed securities, and collateralized mortgage obligation securities as discussed below.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 2 – INVESTMENT SECURITIES (Cont.)

U.S. Government-Sponsored Entities and Agency Securities

All of the U.S. agency securities held by the Company were issued by U.S. government-sponsored entities and agencies. At June 30, 2012 and December 31, 2011, there were 2 and 1, respectively, with unrealized losses. At June 30, 2012 and December 31, 2011, these securities had depreciated 0.93% and 0.57%, respectively, from the Company’s amortized cost basis. The decline in fair value is attributable to changes in interest rates, not credit quality.

State and Political Securities (“Municipal Bonds”)

All of the municipal bonds held by the Company were issued by a state, city or other local government. The municipal bonds are general obligations of the issuer and are secured by specified revenues. At June 30, 2012 and December 31, 2011, there were none and 1, respectively, with unrealized losses. At June 30, 2012 and December 31, 2011 these securities had depreciated 0.00% and 4.64%, respectively, from the Company’s amortized cost basis. The decline in fair value at December 31, 2011, was primarily attributable to changes in interest rates and the underlying insurance carriers’ ratings rather than the ability or willingness of the municipality to repay.

Mortgage-Backed Securities

All of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae, an institution which the U.S. government has affirmed its commitment to support. At June 30, 2012 and December 31, 2011, there were 3 and none, respectively, with unrealized losses. At June 30, 2012 and December 31, 2011 these securities had depreciated 0.05% and 0.00%, respectively, from the Company’s amortized cost basis. The decline in fair value is attributable to changes in interest rates, not credit quality.

Collateralized Mortgage Obligations

All of the collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, an institution which has the full faith and credit of the U.S. government. At June 30, 2012 and December 31, 2011, there were 4 and none, respectively, with unrealized losses. At June 30, 2012 and December 31, 2011, these securities had depreciated 0.73% and 0.00%, respectively, from the Company’s amortized cost basis. The decline in fair value is attributable to changes in interest rates, not credit quality.

For the six-month period ended June 30, 2012, there were no credit losses recognized in earnings related to investment securities.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Commercial	$36,951	$35,714
Real estate:
Residential	95,119	102,040
Commercial	271,424	275,242
Construction and land	47,086	45,891
Consumer	2,903	3,955

Subtotal	453,483	462,842
Less: Net deferred loan fees	(220)	(235)
Allowance for loan losses	(20,647)	(13,024)

Loans, net	$432,616	$449,583

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

Loans acquired as a result of the merger with ABI were recorded at fair value on the date of acquisition. The amounts reported in the table above are net of the fair value adjustments. The tables below reflect the contractual amount of purchased loans less the discount to principal balances remaining from these fair value adjustments by class of loan as of June 30, 2012 and December 31, 2011. This discount will be accreted into interest income as deemed appropriate over the remaining term of the related loans:

June 30, 2012	Gross Contractual Amount Receivable	Discount	Carrying Balance
Commercial	$3,575	$243	$3,332
Real estate:
Residential	35,636	3,407	32,229
Commercial	57,171	4,774	52,397
Construction and land	18,410	3,048	15,362
Consumer	892	28	864

Total	$115,684	$11,500	$104,184

December 31, 2011	Gross Contractual Amount Receivable	Discount	Carrying Balance
Commercial	$4,718	$261	$4,457
Real estate:
Residential	40,594	4,124	36,470
Commercial	62,665	5,449	57,216
Construction and land	19,572	3,498	16,074
Consumer	1,515	137	1,378

Total	$129,064	$13,469	$115,595

Activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2012 and 2011 was as follows:

	Three Months Ended June, 30		Six Months Ended June, 30
	2012	2011	2012	2011

Allowance at beginning of period:	$13,082	$11,331	$13,024	$13,069
Charge-offs:
Commercial loans	477	99	477	81
Real estate loans	3,614	309	3,738	4,089
Consumer and other loans	19	198	26	210

Total charge-offs	4,110	606	4,241	4,380
Recoveries:
Commercial loans	4	12	5	13
Real estate loans	72	145	175	250
Consumer and other loans	15	2	28	3

Total recoveries	91	159	208	266
Net charge-offs	4,019	447	4,033	4,114
Provision for loan losses charged to operating expenses:
Commercial loans	927	164	995	91
Real estate loans	10,640	782	10,683	2,685
Consumer and other loans	17	163	(22)	262

Total provision	11,584	1,109	11,656	3,038
Allowance at end of period	$20,647	$11,993	$20,647	$11,993

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

The Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk. The three portfolio segments identified by the Company are described below.

Real Estate Mortgage Loans

Real estate mortgage loans are typically segmented into three classes: commercial real estate, residential real estate and construction and land development. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by Bancorp’s board of directors (the “Board”). Such standards include, among other factors, loan-to-value limits, cash flow coverage and general creditworthiness of the obligors. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Board, including repayment capacity and source, value of the underlying property, credit history, stability and purchaser guidelines. Construction loans to borrowers are to finance the construction of owner-occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Bank carefully monitors these loans with on-site inspections and requires the receipt of lien waivers prior to advancing funds. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Bank considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale information. The Bank also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development of either commercial or residential use by the borrower. The Bank carefully analyzes the intended use of the property and the viability thereof.

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

Average of impaired loans and related interest income and cash-basis interest income recognized during impairment for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Average Impaired Loans	Interest Income	Cash- Basis	Average Impaired Loans	Interest Income	Cash- Basis
Commercial	$1,217	$—	$—	$926	$—	$—
Real estate:
Residential	12,199	—	—	12,692	—	—
Commercial	20,669	30	30	20,704	61	61
Construction and land	16,416	—	—	16,483	—	—
Consumer	25	—	—	20	—	—

Total	$50,526	$30	$30	$50,825	$61	$61

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	Average Impaired Loans	Interest Income	Cash- Basis	Average Impaired Loans	Interest Income	Cash- Basis
Commercial	$—	$—	$—	$—	$—	$—
Real estate:
Residential	13,295	19	19	14,363	38	38
Commercial	16,620	84	84	17,784	118	118
Construction and land	12,678	32	32	12,779	125	125
Consumer	—	—	—	1	—	—

Total	$42,593	$135	$135	$44,927	$281	$281

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Commercial	Real Estate	Consumer and Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$410	$6,244	$—	$6,654
Collectively evaluated for impairment	680	11,122	76	11,878
Loans acquired with deteriorated credit quality	14	1,810	2	1,826
Loans acquired without deteriorated credit quality	5	264	20	289

Total ending allowance balance	$1,109	$19,440	$98	$20,647

Loans:
Loans individually evaluated for impairment	$1,426	$36,198	$—	$37,624
Loans collectively evaluated for impairment	32,193	277,443	2,039	311,675
Loans acquired with deteriorated credit quality	468	36,455	9	36,932
Loans acquired without deteriorated credit quality	2,864	63,532	856	67,252

Total ending loans balance	$36,951	$413,628	$2,904	$453,483

	December 31, 2011
	Commercial	Real Estate	Consumer and Other	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$1,747	$—	$1,747
Collectively evaluated for impairment	587	10,566	119	11,272
Loans acquired with deteriorated credit quality	—	4	—	4
Loans acquired without deteriorated credit quality	—	1	—	1

Total ending allowance balance	$587	$12,318	$119	$13,024

Loans:
Loans individually evaluated for impairment	$456	$36,914	$—	$37,370
Loans collectively evaluated for impairment	30,801	276,498	2,577	309,876
Loans acquired with deteriorated credit quality	483	39,668	19	40,170
Loans acquired without deteriorated credit quality	3,974	70,093	1,359	75,426

Total ending loans balance	$35,714	$423,173	$3,955	$462,842

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

The following tables present loans individually evaluated for impairment, by class of loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate—residential	$9,738	$9,142	$—
Real estate—commercial	2,578	2,176	—
Real estate—construction and land	3,870	2,190	—
Commercial	1,017	933	—
With an allowance recorded:
Real estate—residential	1,583	1,457	637
Real estate—commercial	18,446	14,575	3,671
Real estate—construction and land	9,137	6,658	1,936
Commercial	493	493	410

Total	$46,862	$37,624	$6,654

	December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate—residential	$11,517	$10,574	$—
Real estate—commercial	9,527	7,443	—
Real estate—construction and land	12,365	8,885	—
Commercial	470	457	—
With an allowance recorded:
Real estate—residential	247	236	21
Real estate—commercial	10,314	9,479	1,665
Real estate—construction and land	304	296	61

Total	$44,744	$37,370	$1,747

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Nonaccrual	Loans Past Due over 90 Days Still on Accrual
Commercial	$1,094	$—
Real estate mortgage loans:
Commercial	17,382	—
Residential	12,176	—
Construction and land	15,723	—
Consumer	32	—

Total	$46,407	$—

	December 31, 2011
	Nonaccrual	Loans Past Due over 90 Days Still on Accrual
Commercial	$1,168	$—
Real estate mortgage loans:
Commercial	17,081	—
Residential	13,684	—
Construction and land	14,953	—
Consumer	18	—

Total	$46,904	$—

Included in the nonaccrual and loans past due over 90 days still on accrual tables above are loans acquired in the merger with ABI. As of June 30, 2012 and December 31, 2011, the amounts totaled $11,962 and $11,472, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Loans Not Past Due	Total
Commercial	$482	$5	$102	$589	$36,362	$36,951
Real estate:
Residential	1,404	1,469	11,336	14,209	80,910	95,119
Commercial	3,490	241	9,865	13,596	257,828	271,424
Construction and land	—	—	15,437	15,437	31,649	47,086
Consumer	7	7	25	39	2,864	2,903

Total	$5,383	$1,722	$36,765	$43,870	$409,613	$453,483

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

Included in the past due loan tables above are loans acquired in the merger with ABI. As of June 30, 2012 and December 31, 2011, the amounts are as follows:

	June 30, 2012	December 31, 2011
30-59 days past due	$1,104	$2,759
60-89 days past due	306	4,213
90 days past due and greater	9,950	10,346

Total	$11,360	$17,318

Troubled Debt Restructurings

As of June 30, 2012 and December 31, 2011, respectively, $13,905 and $15,384 of net loans were considered troubled debt restructurings. The Company has allocated $2,891 and $1,726 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively. Of the $2,891 and $1,726 of specific reserve as of June 30, 2012 and December 31, 2011, respectively, $2,756 and $1,538 were allocated to customers whose loans are collateral-dependent with collateral shortfalls. The Company has not committed to lend additional amounts as of June 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

During the six-months ended June 30, 2012, the terms of one loan were modified as a troubled debt restructuring because the borrower was experiencing financial difficulties. The loan modification allowed the borrower to make interest only payments for a limited period of time.

There were no troubled debt restructurings entered into during the three months ended June 30, 2012.

The following table represents the loan by class modified as a troubled debt restructuring that occurred during the six months ended June 30, 2012:

	Six Months Ended June 30, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Real estate—commercial	1	$1,895	$1,895
Real estate—construction and land	—	—	—

Total		$1,895	$1,895

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

The troubled debt restructuring described above was collateral-impaired, had an allowance for loan losses of $526, and did not result in any charge-offs for the six months ended June 30, 2012.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2012. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the three and six months ended June 30, 2012. These loans had a total recorded investment of $3,886 and $17,310 for the three and six months ended June 30, 2012, respectively. The modifications involved loans to borrowers who were not experiencing financial difficulties, and included allowing the borrowers to make interest only payments for a limited period of time (generally 18 months or less), adjusting the interest rate to a market interest rate for the remaining term of the loan, or allowing a delay in payment that was considered to be insignificant.

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

The Company analyzes loans individually by classifying the loans as to credit risk. Loans classified as substandard or special mention are reviewed at least quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. All loans are graded upon initial issuance. Further, commercial loans are typically reviewed at least annually to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company determines the appropriate loan grade.

Loans excluded from the review process above are generally classified as pass credits until: (a) they become past due; (b) management becomes aware of a deterioration in the creditworthiness of the borrower; or (c) the customer contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or potentially charged off. The Company uses the following definitions for risk ratings:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans. As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	June 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$35,643	$561	$747	$—	$36,951
Real estate:
Residential	69,453	7,384	18,282	—	95,119
Commercial	211,667	23,176	36,581	—	271,424
Construction and land	21,367	5,487	20,232	—	47,086
Consumer	2,622	248	33	—	2,903

Total	$340,752	$36,856	$75,875	$—	$453,483

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$31,836	$2,978	$900	$—	$35,714
Real estate:
Residential	92,498	3,773	19,543	—	115,814
Commercial	205,774	25,978	29,716	—	261,468
Construction and land	18,316	9,136	18,439	—	45,891
Consumer	3,687	250	18	—	3,955

Total	$352,111	$42,115	$68,616	$—	$462,842

Included in the risk category of loans-by-class-of-loans tables above are loans acquired in the merger with ABI. As of June 30, 2012 and December 31, 2011, the amounts are as follows:

	June 30, 2012	December 31, 2011
Special mention	$9,547	$9,674
Substandard	24,957	26,797
Doubtful	—	—

Total	$34,504	$36,471

Purchased loans:

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amounts of these loans are as follows as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Commercial	$544	$676
Real estate mortgage loans:
Residential	11,545	14,392
Commercial	17,388	18,519
Construction and land	14,144	15,207
Consumer	10	121

Unpaid principal balance	$43,631	$48,915

Carrying amount	$36,931	$40,170

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

Accretable yield, or income expected to be collected, is as follows:

Balance at December 31, 2010	$33,910
New loans purchased, including loans classified as held-for-sale	—
Accretion of income	(3,957)
Reduction for loans sold and other	(13,610)
Reclassifications from nonaccretable difference	—
Disposals	—

Balance at December 31, 2011	$16,343

New loans purchased, including loans classified as held-for-sale	—
Accretion of income	(1,470)
Reduction for loans sold and other	—
Reclassifications from nonaccretable difference	—
Disposals	—

Balance at June 30, 2012	$14,873

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $1,826 and $4 as of June 30, 2012 and December 31, 2011, respectively. Additionally, no allowance for loan losses was reversed during the year ended December 31, 2011 or the six months ended June 30, 2012.

Income is not recognized on certain purchased loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans were $11,344 at June 30, 2012 and were included in our nonaccrual loan balance as of June 30, 2012.

NOTE 4 – SHORT-TERM BORROWING AND FEDERAL HOME LOAN BANK ADVANCES

At June 30, 2012 and December 31, 2011, advances from the Federal Home Loan Bank (“FHLB”) were as follows:

	June 30, 2012	December 31, 2011
Overnight advances maturing daily at a daily variable interest rate of 0.40% on June 29, 2012	$—	$18,600
Advances maturing January 9, 2012 at a fixed rate of 2.30%	—	8,002
Advances maturing May 29, 2012 at a fixed rate of 2.11%	—	5,000
Advances maturing July 15, 2014 at a fixed rate of 2.42%	2,500	2,500
Advance maturing January 9, 2015 at a fixed rate of 0.88%	4,000	—
Advances maturing March 2, 2015 at a fixed rate of 0.76%	2,000	—
Advances maturing July 15, 2016 at a fixed rate of 2.81%	2,500	2,500
Advances maturing January 9, 2017 at a fixed rate of 1.40%	4,000	—
Advances maturing May 30, 2017 at a fixed rate of 1.23%	5,000	—

	$20,000	$36,602

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 4 – SHORT-TERM BORROWING AND FEDERAL HOME LOAN BANK ADVANCES (Cont.)

Each advance is payable at its maturity date, with a prepayment penalty for early termination. The advances are collateralized by a blanket lien arrangement of the Company’s first mortgage loans, second mortgage loans and commercial real estate loans. Based upon this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to a total of $41,249 at June 30, 2012 and had borrowed $20,000, leaving $21,249 available.

The Company also has a “Borrower in Custody” line of credit with the Federal Reserve by pledging collateral. The amount of this line at June 30, 2012 was $27,052, all of which was available on that date.

Also included in FHLB Advances and other borrowings on the Company’s consolidated balance sheet at June 30, 2012 and December 31, 2011 was $209 that related to certain loan participation agreements that were classified as secured borrowings as they did not qualify for sale accounting treatment. A corresponding amount was recorded as an asset within Loans on the Company’s consolidated balance sheets.

NOTE 5 – DERIVATIVE FINANCIAL INSTRUMENT

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure. Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating-rate contract (90-day LIBOR plus 375 basis points). This derivative instrument was recognized on the balance sheet in other liabilities at its fair value of $1,275 on June 30, 2012.

Credit risk may result from the inability of the counterparties to meet the terms of their contracts. The Company’s exposure is limited to the replacement value of the contracts rather than the notional amount.

NOTE 6 – CAPITAL ADEQUACY

Bank

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal banking agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

The “prompt corrective action” rules provide that a bank will be: (i) “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage capital ratio of 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive by a federal bank regulatory agency to maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally has a leverage capital ratio of 4% or greater; (iii) “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or generally has a leverage capital ratio of less than 2%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage capital ratio of less than 3%; or (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% to total assets. The federal bank regulatory agencies have authority to require additional capital.

The Bank was adequately capitalized at June 30, 2012. Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the FDIC prior to accepting or renewing brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had a Memorandum of Understanding (“MoU”) with the FDIC and the Florida Office of Financial Regulation that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%. Recently, on July 13, 2012, the 2008 MoU was replaced by a new MoU (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%. We did not meet the minimum capital requirements of these MOUs at June 30, 2012 and December 31, 2011, when the Bank had total risk-based capital of 8.09% and 9.85% and Tier 1 leverage capital of 5.26% and 6.88%, respectively.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 6 – CAPITAL ADEQUACY (Cont.)

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.

The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total risk-based capital of at least 8.00%, at least half of which must be Tier 1 capital. At June 30, 2012, the Company did not meet these requirements.

Higher capital may be required in individual cases, and depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. The Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The level of Tier 1 capital to risk-adjusted assets is becoming more widely used by the bank regulators to measure capital adequacy. The Federal Reserve has not advised the Company of any specific minimum capital ratios applicable to it. Under Federal Reserve policies, bank holding companies are generally expected to operate with capital positions well above the minimum ratios. The Federal Reserve believes the risk-based ratios do not take into account the quality of capital and interest rate, liquidity, market and operational risks. Accordingly, supervisory assessments of capital adequacy may differ significantly from conclusions based solely on an organization’s risk-based capital ratios.

The Dodd–Frank Act significantly modified the capital rules applicable to the Company and calls for increased capital, generally.

•

The generally applicable prompt corrective action leverage and risk-based capital standards (the “generally applicable standards”), including the types of instruments that may be counted as Tier 1 capital, will be applied on a consolidated basis to depository institution holding companies, as well as their bank and thrift subsidiaries.

•	The generally applicable standards in effect prior to the Dodd-Frank Act will be “floors” for the standards to be set by the regulators.

•

Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital, but trust preferred securities issued by a bank holding company (other than those with assets of less than $500 million) after May 19, 2010, will no longer count as Tier 1 capital.

Under the Basle III capital rules proposed by the Federal Reserve and the FDIC in June 2012, the risk weights of assets, the definitions of capital and the amounts and types of capital will be changed. Among other things, trust preferred securities will be phased out of Tier 1 capital 10% per year starting in 2013 and new capital requirements will be implemented.

The Company has executed a financial advisory agreement with an investment banking firm (the “Firm”). Under the agreement, the Firm has agreed to work with Company management to assist in raising capital as well as advising the Company on reducing classified assets.

	Actual		For Capital Adequacy Purposes		To Be Adequately Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total capital to risk-weighted assets
Consolidated	$35,012	7.68%	$36,486	8.00%	N/A	N/A
Bank	36,798	8.09	36,388	8.00	$36,388	8.00%
Tier 1 (Core) capital to risk-weighted assets
Consolidated	17,929	3.93	18,243	4.00	N/A	N/A
Bank	30,928	6.80	18,194	4.00	18,194	4.00
Tier 1 (Core) capital to average assets
Consolidated	17,929	3.04	23,582	4.00	N/A	N/A
Bank	30,928	5.26	23,507	4.00	23,507	4.00

	Actual		For Capital Adequacy Purposes		To Be Adequately Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital to risk-weighted assets
Consolidated	$45,312	9.63%	$37,645	8.00%	N/A	N/A
Bank	46,119	9.85	37,466	8.00	$37,466	8.00%
Tier 1 (Core) capital to risk-weighted assets
Consolidated	31,679	6.73	18,822	4.00	N/A	N/A
Bank	40,176	8.58	18,733	4.00	18,733	4.00
Tier 1 (Core) capital to average assets
Consolidated	31,679	5.38	23,551	4.00	N/A	N/A
Bank	40,176	6.88	23,367	4.00	23,367	4.00

Dividends and Distributions

Dividends received from the Bank historically have been Bancorp’s principal source of funds to pay its expenses, interest and principal of Bancorp’s debt and for dividends on Bancorp capital stock. Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders. Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings. Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by Law or the bank’s regulators. The Bank has not paid dividends since October 2009 and cannot currently pay dividends, and Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies. Bancorp has relied upon a line of credit from its directors to pay its expenses during such time. Approximately $600 thousand remains available under that line of credit.

NOTE 7 – FAIR VALUE

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Level I, II and III Valuation Techniques

Level I: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level II: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level III: Unobservable inputs for the asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of recurring financial instrument:

Securities Available-for-Sale: The fair values of securities available for sale are determined by obtaining quoted prices on nationally-recognized securities exchanges (Level I inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level II inputs).

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 7 – FAIR VALUE (Cont.)

Derivatives: The fair value of derivatives is based on valuation models using observable market data as of the measurement date resulting in a Level II classification.

The following tables present information about our assets and liabilities measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011 for which the Company has elected the fair value option:

	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets:
Available-for-sale
U.S. government-sponsored entities and agencies	$10,575	$—	$10,575	$—
State and political subdivisions	18,107	—	18,107	—
Mortgage-backed securities-residential	37,818	—	37,818	—
Collateralized mortgage obligations—residential	20,866	—	20,866	—
Corporate bonds	1,046	—	1,046	—
Liabilities:
Derivative liability	1,275	—	1,275	—

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 7 – FAIR VALUE (Cont.)

December 31, 2011	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)
Assets:
Available-for-sale
U.S. government-sponsored entities and agencies	$3,093	—	$3,093	—
State and political subdivisions	17,881	—	17,881	—
Mortgage-backed securities-residential	33,052	—	33,052	—
Collateralized mortgage obligations—residential	9,114	—	9,114	—
Corporate bonds	—	—	—	—
Liabilities:
Derivative liability	1,151	—	1,151	—

The Company used the following methods and significant assumptions to estimate the fair value of each type of non-recurring financial instrument:

Impaired Loans (Collateral Dependent): Management determined fair value measurements on impaired loans primarily through evaluations of appraisals performed. The Company considered the appraisal as the starting point for determining fair value and then considered other factors and events in the environment that affected the fair value. Appraisals for impaired loans are obtained by the Chief Credit Officer and performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once reviewed, a third party specialist reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparisons to independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal value to arrive at fair value. Adjustments may be made to reflect the age of the appraisal and the type of underlying property. Certain current appraised values were discounted to estimated fair value based on current market data such as recent sales of similar properties, discussions with potential buyers and negotiations with existing customers. The Company’s overall strategy is to accelerate the disposition of substandard assets through such arrangements.

Other Real Estate Owned (“OREO”): Assets acquired as a result of, or in lieu of, loan foreclosure are initially recorded at fair value (based on the lower of current appraised value or listing price) at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Management has determined fair value measurements on OREO primarily through evaluations of appraisals performed and current and past offers for the OREO under evaluation. Appraisals of OREO are obtained subsequent to acquisition as deemed necessary by the Chief Credit Officer. Appraisals are reviewed for accuracy and consistency by a third-party specialist supervised by the Chief Credit Officer, and are selected from the list of approved appraisers maintained by management.

The following tables present information about our assets measured at fair value on a non-recurring basis at June 30, 2012 and December 31, 2011. The amounts in the tables represent only assets for which the carrying amount has been adjusted for impairment during the period; therefore these amounts will differ from the total amounts outstanding.

June 30, 2012	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired Loans:
Real estate mortgage loans:
Residential	$820	$—	$—	$820
Commercial	7,351	—	—	7,351
Construction and land	4,722	—	—	4,722
Commercial loans	82			82
Other real estate owned:
Residential	1,464	—	—	1,464
Commercial	3,217	—	—	3,217
Construction and land	2,827	—	—	2,827

December 31, 2011	Fair Value Measurements Using
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
Impaired Loans:
Real estate mortgage loans:
Residential	$215	$—	$—	$215
Commercial	3,489	—	—	3,489
Construction and land	236	—	—	236
Other real estate owned:
Residential	1,095	—	—	1,095
Commercial	3,340	—	—	3,340
Construction and land	3,533	—	—	3,533

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 7 – FAIR VALUE (Cont.)

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between fair value levels for 2012 and 2011.

Quantitative Information about Level III Fair Value Measurements

The following table presents quantitative information about unobservable inputs for assets measured on a nonrecurring basis using Level III measurements for the six-month period ended June 30, 2012. This quantitative information is the same for each class of loans.

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Weighted Average
Impaired loans (collateral dependent)	$12,975	Market comparable properties	Marketability discount	28%
OREO	$ 7,508	Market comparable properties	Comparability adjustments	23%

The table below summarizes the valuation allowance, carrying amounts and net write-downs related to Level III non-recurring instruments for the six-month period ended June 30, 2012 and for the year ended December 31, 2011:

June 30, 2012	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense

Impaired loans	$19,502	$6,527	$12,975	$7,485
OREO	10,381	2,873	7,508	1,292

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 7 – FAIR VALUE (Cont.)

December 31, 2011	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense

Impaired loans	$5,500	$1,560	$3,940	$2,254
OREO	9,957	1,989	7,968	1,347

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial assets
Cash and cash equivalents	$25,703	$25,703	$9,955	$9,955
Securities available for sale	88,412	88,412	63,140	63,140
Loans, net	432,616	440,094	449,583	461,210
Federal Home Loan Bank stock	1,993	N/A	2,707	N/A
Independent Bankers’ Bank stock	178	N/A	178	N/A
Accrued interest receivable	2,398	2,398	2,598	2,598
Interest rate swap	—	—	—	—

Financial Liabilities
Deposits	$521,549	$524,033	$473,907	$474,161
Other borrowings	23,604	23,924	39,811	40,121
Subordinated debentures	16,058	7,135	16,026	8,723
Accrued interest payable	280	280	305	305
Interest rate swap	1,275	1,275	1,151	1,151

The methods and assumptions not previously presented, used to estimate fair value, are described as follows:

Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximate the fair value and are classified as either Level I or Level II in the fair value hierarchy. At June 30, 2012, the breakdown of cash and cash equivalents between Level I and Level II were $24,458 and $1,245, respectively.

Loans, net: The fair value of variable-rate loans that re-price frequently and with no significant change in credit risk is based on the carrying value and results in a classification of Level III within the fair value hierarchy. Fair value for other loans is estimated using discounted cash flow analysis using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level III classification in the fair value hierarchy. The methods used to estimate the fair value of loans do not necessarily represent an exit price.

Nonmarketable equity securities: Nonmarketable equity securities include FHLB Stock and other non-marketable equity securities. It is not practicable to determine the fair value of nonmarketable equity securities due to restrictions placed on their transferability.

Deposits: The fair value of demand deposits (e.g., interest and noninterest-bearing, savings and certain types of money market accounts) is, by definition, equal to the amount payable in demand at the reporting date (i.e., carrying value) resulting in a Level II classification in the fair value hierarchy. The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair value at the reporting date in a Level II classification in the fair value hierarchy. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level II classification.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except per share amounts)

NOTE 7 – FAIR VALUE (Cont.)

Federal Home Loan advances: The fair value of FHLB advances is estimated using a discounted cash flow analysis based on the current borrowing rates for similar types of borrowings and is classified as a Level II in the fair value hierarchy.

Accrued interest receivable/ payable: The carrying amounts of accrued interest receivable approximate fair value resulting in a Level III classification. The carrying amounts of accrued interest payable approximate fair value resulting in a Level II classification.

Bank-Owned Life Insurance (“BOLI”): The carrying value of BOLI approximates fair value because it is carried at cash surrender value, as determined by the insurer, resulting in a Level II classification.

Subordinated Debt: The fair value of subordinated debt, where a market quote is not available, is based on discounted cash flows, using a rate appropriate to the instrument and the term of the issue resulting in a Level II classification.

Off-balance sheet instruments: The fair value of off-balance sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments at June 30, 2012 was not material.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Jacksonville Bancorp, Inc. (“Bancorp”) was incorporated on October 24, 1997 and was organized to conduct the operations of The Jacksonville Bank (the “Bank”). The Bank is a Florida state-chartered commercial bank that opened for business on May 28, 1999, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a variety of community banking services to businesses and individuals in the greater Jacksonville area of Northeast Florida. During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary. The primary business activities of Fountain Financial, Inc. consist of referral of the Bank’s customers to third parties for the sale of insurance products. Bancorp, the Bank, and Fountain Financial, Inc. are collectively referred to herein as the “Company.”

Forward-Looking Statements

All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our estimates, expectations, beliefs, intentions, projections or strategies for the future, results of operations, financial position, prospects and plans and objectives of management for future operations may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives and financial needs. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Items contemplating or making assumptions about actual or potential future operating results also constitute forward-looking statements. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including our ability to raise additional capital, future economic, business and market conditions, legislative and regulatory changes, fluctuations in interest rates, our ability to minimize credit risk and nonperforming assets, demand for products, and competition, and, therefore, actual results could differ materially from those contemplated by the forward-looking statements. In addition, the Company assumes no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

Business Strategy

Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. We also invest in securities backed by the United States government, and agencies thereof, as well as municipal tax-exempt and corporate bonds. Our profitability depends primarily on our net interest income, which is the difference between the income we receive from our loan and securities investment portfolios and costs incurred on our deposits, the Federal Home Loan Bank (“FHLB”) advances, Federal Reserve borrowings and other sources of funding. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income is generated as the relative amounts of interest-earning assets grow in relation to the relative amounts of interest-bearing liabilities. In addition, the level of noninterest income earned and noninterest expenses incurred also affects profitability. Included in noninterest income are service charges earned on deposit accounts and increases in cash surrender value of Bank-Owned Life Insurance (“BOLI”). Included in noninterest expense are costs incurred for salaries and employee benefits, occupancy and equipment expenses, data processing expenses, marketing and advertising expenses, federal deposit insurance premiums, legal and professional fees, and other real estate owned (“OREO”) expenses.

Our goal is to focus on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on interest-earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses; and strengthening asset quality. During the second quarter of 2012, the Company adopted a new overall strategy to accelerate the disposition of substandard assets on an individual customer basis. Certain current appraised values were discounted to estimated fair value based on current market data such as recent sales of similar properties, discussions with potential buyers and negotiations with existing customers. This has materially impacted the Company’s earnings for the three- and six-month periods ended June 30, 2012 through the increased provision for loan losses. The Company expects to continue this new strategy for the foreseeable future. In addition, the Company has executed a financial advisory agreement with an investment banking firm (the “Firm”). Under the agreement, the Firm has agreed to work with Company management to assist in raising capital as well as advising the Company on reducing classified assets.

Our operations are influenced by local economic conditions and by policies of financial institution regulatory authorities. Fluctuations in interest rates, due to factors such as competing financial institutions as well as fiscal policy and the Federal Reserve’s decisions on monetary policies, including interest rate targets, impact interest-earning assets and our cost of funds and, thus, our net interest margin. In addition, the local economy and real estate market of Northeast Florida, and the demand for our products and loans, impact our margin. The local economy and viability of local businesses can also impact the ability of our customers to make payments on loans, thus impacting our loan portfolio. The Company evaluates these factors when valuing its allowance for loan losses. The Company also believes its underwriting procedures are relatively conservative and, as a result, the Company is not being any more affected than the overall market in the current economic downturn. The Bank has adopted a philosophy of seeking and retaining the best available personnel for positions of responsibility, whom we believe will provide us with a competitive edge in the local banking industry.

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

Other Real Estate Owned (“OREO”)

OREO includes real estate acquired through foreclosure or deed taken in lieu of foreclosure. These amounts are recorded at estimated fair value (based on current appraised value), less costs to sell the property, with any difference between the fair value of the property and the carrying value of the loan being charged to the allowance for loan losses. Subsequent changes in fair value are reported as adjustments to the carrying amount. Those subsequent changes, as well as any gains or losses recognized on the sale of these properties, are included in noninterest expense.

Deferred Income Taxes

Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income. From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against our deferred tax asset at December 31, 2011. The Company performed an analysis at June 30, 2012 and determined the need for a valuation allowance still existed. To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once the Company can demonstrate a sustainable return to profitability and conclude that it is more-likely-than-not the deferred tax asset will be utilized prior to expiration.

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Impairment exists when the carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value. If the carrying amount exceeds its fair value, we are required to perform a second step to the impairment test.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

An impairment analysis as of December 31, 2011 determined that as a result of our net loss as of December 31, 2011, largely due to the recording of an additional provision for loan losses and a full valuation allowance on our deferred tax asset, there was a goodwill impairment of $11.2 million, leaving a balance of $3.1 million. If, for any future period, we determine that there has been additional impairment in the carrying value of our goodwill balance, we will record a charge to our earnings, which could have a material adverse effect on our net income.

Additional information with regard to the Company’s methodology and reporting of its critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

Introduction

On the following pages, management presents an analysis of the financial condition of the Company as of June 30, 2012 compared to December 31, 2011, and the results of operations for the three and six months ended June 30, 2012 compared with the same periods in 2011. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein, and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets increased $21.5 million, or 3.8%, from $561.4 million at December 31, 2011 to $583.0 million at June 30, 2012. As the primary driver of the increase in assets, the Company experienced a significant increase in securities available for sale, of $25.3 million, or 40.0%, and cash of $15.7, million or 158.2%, during the six months ended June 30, 2012. The increase was offset primarily by a reduction in net loans of $17.0 million, or 3.8%, in the first half of 2012.

Total cash and cash equivalents increased by $15.7 million, or 158.2%, from $10.0 million at December 31, 2011 to $25.7 million at June 30, 2012. Investment securities available-for-sale increased $25.3 million to $88.4 million at June 30, 2012. During the six months ended June 30, 2012, we purchased $20.8 million in GNMA and FNMA securities, $6.0 million in SBA bonds, $2.0 million in agency securities and $1.0 million in corporate bonds. In addition, we received $6.0 million in proceeds from principal repayments, maturities and calls.

Total deposits increased $47.6 million, or 10.1%, from $473.9 million at December 31, 2011 to $521.5 million at June 30, 2012. During the six months ended June 30, 2012, noninterest-bearing demand deposits increased $10.5 million, or 12.7%, from $82.9 million at December 31, 2011 to $93.4 million at June 30, 2012; money market, NOW and savings deposits increased $8.7 million, or 4.0%, from $199.1 million at December 31, 2011 to $207.7 million at June 30, 2012; and time deposits increased $28.4 million, or 14.8%, from $192.0 million at December 31, 2011 to $220.4 million at June 30, 2012. The increase in time deposits, money market, NOW and savings deposits was driven primarily by the $34.0 million increase in National CDs. The Company currently is not offering or renewing our brokered CDs.

FHLB advances and other borrowings decreased by $16.6 million at June 30, 2012 from December 31, 2011. Loans from related parties increased to $3.4 million for the six months ended June 30, 2012 from $3.0 million at December 31, 2011.

Total shareholders’ equity decreased by $10.4 million from $29.3 million at December 31, 2011 to $19.0 million at June 30, 2012. The decrease is mainly attributable to a net loss of $10.5 million. This loss was reduced slightly by a net increase of $143 thousand for net unrealized gains on securities and cash flow hedge. The Company had 40,000,000 authorized shares of $.01 par value common stock, of which 5,890,880 shares were issued and outstanding on June 30, 2012.

Comparison of Operating Results for the Six Months Ended June 30, 2012 and 2011

Net Income

The Company had a net loss for the first six months of 2012 of $10.5 million, compared to $1.5 million of net income in the first six months of 2011. On a diluted per share basis, the net loss was $1.79 for the six months ended June 30, 2012, compared to net income of $0.25 per diluted share for the same period in 2011. The net loss for the first six months of 2012 compared to net income for the same period in 2011 was driven primarily by increased provision for loan losses and OREO expenses and decreased interest income on loans.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $10.4 million for the six months ended June 30, 2012, compared to $12.2 million for the same period in 2011. The average yield on interest-earning assets for the first six months of 2012 was 4.80%, a decrease of 74 basis points, compared to the 5.54% yield earned during the first six months of 2011.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Interest income decreased $2.7 million when compared to the first six months of the prior year. This decrease was driven by a decrease in average earning assets, in particular, loan balances which declined by $47.9 million when compared to the prior year. This was further exacerbated by a decrease in the loan yield to 5.33% for the six-month period ended June 30, 2012 from the 5.92% recognized during the six months ended June 30, 2011. The decrease in the loan yield was driven by the following factors when compared to the same period in the previous year:

•	Decrease in accretion recognized on acquired loans of approximately $800 thousand;

•	Increase in nonaccrual loans of $6.9 million;

•	Decrease in the weighted-average loan yield for new loans of 85 basis points; and

•	Modifications to reduce existing loan rates to be competitive in the current low-rate market environment.

The average cost of interest-bearing liabilities decreased 32 basis points from 1.51% in the first six months of 2011 to 1.19% in the comparable period in 2012. The average cost of interest-bearing deposits and all interest-bearing liabilities reflect the ongoing reduction in interest rates paid on deposits as a result of the re-pricing of deposits in the current market environment. Additionally, noninterest-bearing demand deposits increased $10.5 million with interest-bearing deposits decreasing over the previous year’s six-month period, which further reduced our overall funding costs.

The net interest margin decreased by 45 basis points from 4.25% to 3.80% when comparing the first six months of 2012 to the same period in 2011. The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and has reduced the rates paid on its core deposits.

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

	Six Months Ended June 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans (1)	$457,385	$12,132	5.33%	$505,286	$14,846	5.92%
Securities (2)	76,537	972	2.55	65,918	956	2.92
Other interest-earning assets (3)	17,170	41	0.48	5,430	43	1.60

Total interest-earning assets	551,092	13,145	4.80	576,634	15,845	5.54

Noninterest-earning assets (4)	30,164			46,343

Total assets	$581,256			$622,977

Interest-bearing liabilities:
Savings deposits	$10,971	$23	0.42%	$12,565	$55	0.88%
NOW deposits	22,224	18	0.17	18,551	14	0.15
Money market deposits	173,310	688	0.80	172,980	864	1.01
Time deposits	215,539	1,277	1.19	247,334	2,037	1.66
FHLB advances	21,722	169	1.56	21,961	202	1.85
Federal Reserve and other borrowings(8)	3,048	133	8.77	1,602	69	8.69
Subordinated debt	16,042	424	5.32	15,976	443	5.59
Other interest-bearing liabilities(5)	262	—	—	1,286	—	—

Total interest-bearing liabilities	463,118	2,732	1.19	492,255	3,684	1.51

Noninterest-bearing liabilities	88,066			77,967
Shareholders’ equity	30,072			52,755

Total liabilities and shareholders’ equity	$581,256			$622,977

Net interest income		$10,413			$12,161

Interest rate spread(6)			3.61%			4.03%

Net interest margin(7)			3.80%			4.25%

(1)	Average loans include nonperforming loans. Interest on loans includes deferred loan fees.
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

	Six Months Ended June 31,
	2012 Versus 2011(1)
	Increase (decrease) due to changes in:
(Dollars in thousands)	Volume	Rate	Net Change
Interest income:
Loans	$(1,340)	$(1,374)	$(2,714)
Securities	143	(127)	16
Other interest-earning assets	44	(46)	(2)

Total interest income	(1,153)	(1,547)	(2,700)

Interest expense
Savings deposits	(6)	(26)	(32)
NOW deposits	3	1	4
Money market deposits	2	(178)	(176)
Time deposits	(239)	(521)	(760)
FHLB advances	(2)	(31)	(33)
Federal Reserve and other borrowings	63	1	64
Subordinated debt	2	(21)	(19)
Other interest-bearing liabilities	—	—	—

Total interest expense	(177)	(775)	(952)

Increase in net interest income	$(976)	$(772)	$(1,748)

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $727 thousand for the six months ended June 30, 2012, compared to $800 thousand for the same period in 2011. The decrease over the same period in the prior year was driven primarily by a $56 thousand decrease in service charges on deposit accounts as well as a $57 thousand decrease for realized gains on securities, partially offset by a $70 thousand fee received related to a loan pre-payment during the first half of 2012.

Noninterest expense increased over the prior year to $10.0 million for the six months ended June 30, 2012, compared to $8.9 million in the same period in 2011. Increases to compensation, advertising and OREO expenses were offset by reductions in data processing, occupancy, regulatory assessments and merger-related costs.

The income tax benefit for the six months ended June 30, 2012 was $30 thousand compared to $465 thousand for the same period in 2011. The Company recorded a full valuation allowance against its deferred taxes at December 31, 2011. This was substantially due to the fact that it was more-likely-than-not that the benefit would not be realized in future periods due to Section 382 of the Internal Revenue Code. The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income (“OCI”), which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against the net deferred tax assets, there is a loss from continuing operations, and income in other components of the financial statements. In such a case, income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. During the six-month period ended June 30, 2012, this resulted in $30 thousand of income tax benefit allocated to continuing operations.

Comparison of Operating Results for the Three Months Ended June 30, 2012 and 2011

Net Income

The Company had a net loss for the second quarter of 2012 of $11.8 million, compared to $1.0 million of net income in the second quarter of 2011. On a diluted per share basis, net loss was $2.01 for the quarter ended June 30, 2012, compared to a net income of $0.18 per diluted share for the second quarter of 2011. The net loss for the second quarter of 2012 as compared to net income for the same period in 2011 was driven primarily by an increase in our provision for loan losses, OREO expenses and decreased interest on loans.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $5.1 million for second quarter ended June 30, 2012, compared to $6.3 million for the second quarter of 2011. The average yield on interest-earning assets for the second quarter of 2012 was 4.62%, a 112 basis point decrease from the 5.74% yield earned during the second quarter of 2011.

Interest income decreased $1.6 million when compared to the second quarter of the prior year. This decrease was driven primarily by a decrease in average earning assets, in particular loan balances which declined by $38.6 million when compared to the prior year. This was further exacerbated by a decrease in the loan yield to 5.25% for the second quarter ended June 30, 2012 from the 6.16% recognized during the same period in 2011. The decrease in the loan yield was driven by the following factors when compared to the same period in the previous year:

•	Decrease in accretion recognized on acquired loans of approximately $647 thousand;

•	Increase in nonaccrual loans of $6.9 million;

•	Decrease in the weighted-average loan yield for new loans of 100 basis points; and

•	Modifications to reduce existing loan rates to be competitive in the current low-rate market environment.

The average cost of interest-bearing liabilities decreased 35 basis points from 1.52% in the second quarter of 2011 to 1.17% in the comparable period in 2012. The average cost of interest-bearing deposits and all interest-bearing liabilities reflect the ongoing reduction in interest rates paid on deposits as a result of the re-pricing of deposits in the current market environment. Additionally, noninterest-bearing demand deposits increased $11.0 million with interest-bearing deposits decreasing $10.7 million over the second quarter of 2011, which further reduced our overall funding costs.

The net interest margin decreased by 81 basis points from 4.45% to 3.64% when comparing the second quarter of 2012 to the second quarter of 2011. The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and has taken action to reduce costs through reductions in the rates paid on its core deposits.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Asset Quality

The Company has identified certain assets as risk elements. These assets include nonperforming loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, troubled debt restructurings, and foreclosed real estate. Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due. These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company’s nonperforming loans, foreclosed assets and troubled debt restructurings at June 30, 2012 and December 31, 2011 were as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Nonperforming loans:
Commercial real estate	$17,382	$17,081
Residential real estate	12,176	13,684
Construction and land real estate	15,723	14,953
Commercial	1,094	1,168
Consumer loans and other	32	18
Loans past due over 90 days still on accrual	—	—

Total nonperforming loans	46,407	46,904
Foreclosed assets, net	7,508	7,968

Total nonperforming assets	53,915	54,872

Performing loans classified as troubled debt restructuring	2,731	2,727
Nonperforming loans classified as troubled debt restructuring(1)	11,174	12,657

Total loans classified as troubled debt restructuring	$13,905	$15,384

Nonperforming loans as a percent of gross loans	10.24%	10.13%
Nonperforming loans and foreclosed assets as a percent of total assets	9.25%	9.77%

(1)	Nonperforming loans classified as troubled debt restructurings are also included in the total nonperforming loans above.

The Company has loan balances of $13.9 million for customers whose loans are classified as troubled debt restructurings and such loans are included in the impaired loan balance of $50.0 million at June 30, 2012. Of the $13.9 million, $9.6 million is classified as troubled debt restructurings with collateral shortfalls. There are no additional funds committed to customers whose loans are classified as troubled debt restructurings. Most of these loans were modified to suspend principal payments for a period of time less than or equal to 13 months, the interest rate was modified, or there was a court-ordered fixed payment amount. Of the $8.8 million allowance for loan losses allocated to impaired loans, the Company has allocated $2.8 million to customers whose loan terms have been modified as troubled debt restructurings with collateral shortfalls and $135 thousand to the remaining troubled debt restructurings. As of June 30, 2012, $11.2 of troubled debt restructurings were on nonaccrual with the remaining $2.7 million still accruing interest.

The terms of certain other loans were modified during the period ended June 30, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of June 30, 2012 of $17.3 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, such as allowing them to make interest only payments for a limited period of time (generally 18 months or less), adjusting the interest rate to a market interest rate for the remaining term of the loan, or allowing a delay in payment that was considered to be insignificant.

Nonperforming loans decreased marginally during the six-month period ended June 30, 2012 from $46.9 million at December 31, 2011 to $46.4 million at June 30, 2012. Nonperforming assets decreased by $1.0 million from December 31, 2011 to June 30, 2012. The decrease in nonperforming assets at June 30, 2012 is primarily driven by an increase in charge-offs during the six months ended June 30, 2012. The increase in charge-offs is due to the Company’s overall strategy to accelerate the disposition of substandard assets.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Loans past due still accruing interest at June 30, 2012 are categorized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing
Commercial	$447	$—	$—	$447
Real estate:
Residential	1,266	1,325	—	2,591
Commercial	1,577	—	—	1,577
Construction and land	—	—	—	—
Consumer	7	6	—	13

Total	$3,297	$1,331	$—	$4,628

The decrease in total loans past due 30-89 days still accruing interest from $7.7 million at December 31, 2011 to $4.6 million at June 30, 2012 was driven by accelerated collection efforts by the Company as well as by a migration of past due loans to nonaccrual.

The Bank has experienced an increase in adversely classified loans from $68.6 million at December 31, 2011 to $75.9 million at June 30, 2012. Of the $75.9 million at June 30, 2012, $25.0 million were adversely classified loans from the merger with ABI. The $25.0 million adversely classified Atlantic BancGroup, Inc. (“ABI”) loans are net of a fair value adjustment of $4.8 million, or 15.6% of the gross contractual amount receivable as of June 30, 2012. In addition, of the $75.9 million at June 30, 2012, $49.1 million was listed as impaired. All adversely classified loans are monitored closely and the majority of these loans are collateralized by real estate.

Loans are impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms. At June 30, 2012, impaired loans increased by $1.3 million to $50.0 million, compared to $48.7 million at December 31, 2011. Of the $50.0 million impaired loans at June 30, 2012, $46.4 million were nonperforming loans and $12.4 million were loans acquired from the merger with ABI.

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

The Company purchased loans in its acquisition of ABI, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually-required payments would not be collected. Loans acquired with deteriorated credit quality are included in our various disclosures of credit quality, to include loans on nonaccrual; loans past due; special mention loans; substandard loans; and doubtful loans. The table below discloses the total loans for the Company, total loans acquired in the acquisition of ABI, the loans acquired with deteriorated credit quality, and the percent of loans acquired with deteriorated credit quality to total loans for the Company for each credit metric.

(Dollars in thousands)	June 30, 2012
	Total	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total

Nonaccrual	$46,407	$11,962	$11,344	24.4%

Past due	43,870	11,360	11,122	25.4%

Special mention	36,856	9,547	7,359	20.0%
Substandard	75,875	24,957	19,708	26.0%
Doubtful	—	—	—	0.0%

	$112,731	$34,504	$27,067	24.0%

(Dollars in thousands)	December 31, 2011
	Total	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total

Nonaccrual	$46,904	$11,472	$11,242	24.0%

Past due	49,881	17,318	14,324	28.7%

Special mention	42,115	9,674	8,740	20.8%
Substandard	68,616	26,797	23,770	34.6%
Doubtful	—	—	—	0.0%

	$110,731	$36,471	$32,510	29.4%

The credit metrics from the June 30, 2012 table above that were most heavily impacted by the Company’s acquisition of loans with deteriorated credit quality were our substandard, nonaccrual and past due loans. This was due to the continuing deterioration of collateral values as well as the current difficult economic environment that has been impacting our customers’ ability to meet their loan obligations. When comparing the total percentage as of December 31, 2011 to June 30, 2012, the percentages have remained flat or have shown improvement, with overall improvement from 29.4% at December 31, 2011 to 24.0% at June 30, 2012.

Our credit quality as compared to our internally-defined peer group, specifically the percentage of nonaccrual loans to total loans, showed an overall steady decline from December 31, 2011 to June 30, 2012. This was primarily due to the current difficult economic environment in the geographic region in which the Company operates that has been impacting our customers’ ability to meet their loan obligations. Of the total $46.4 million of non-accrual loans at June 30, 2012, $8.6 million had been charged off in prior periods.

The same criteria used for all Company loans greater than 90 days and accruing applies to loans acquired with deteriorated credit quality. Loans acquired with deteriorated credit quality are placed on nonaccrual status if the amount and timing of future cash flows cannot be reasonably estimated or if repayment of the loan is expected to be from collateral that has become deficient. As of June 30, 2012, there were no loans acquired with deteriorated credit quality that were greater than 90 days past due and accruing interest. There were, however, loans acquired with deteriorated credit quality on nonaccrual in the amount of $11.3 million as the amount and timing of future cash flows could not be reasonably estimated or the repayment of the loan was expected from the collateral that has become deficient.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Allowance and Provision for Loan Losses

The allowance for loan losses increased by $7.6 million during the first six months of 2012, amounting to $20.6 million at June 30, 2012, as compared to $13.0 million at December 31, 2011. The allowance represented approximately 4.56% of total loans at June 30, 2012 and 2.82% at December 31, 2011.

	June 30,
	2012	2011
(Dollars in thousands)
Allowance at beginning of period	$13,024	$13,069
Charge-offs:
Commercial loans	477	171
Real estate loans	3,738	3,999
Consumer and other loans	26	210

Total Charge-offs	4,241	4,380

Recoveries:
Commercial loans	5	13
Real estate loans	175	250
Consumer and other loans	28	3

Total Recoveries	208	266

Net charge-offs	4,033	4,114

Provision for loan losses charged to operating expenses:
Commercial loans	995	91
Real estate loans	10,683	2,685
Consumer and other loans	(22)	262

Total provision	11,656	3,038

Allowance at end of period	$20,647	$11,993

The larger allowance for loan losses as of June 30, 2012 compared to December 31, 2011 was driven primarily by the increase in the amount of allowance needed on loans individually evaluated for impairment. The high level of charge-offs for the six months ended June 30, 2012 was due primarily to the timing of recording charge-offs related to the Company’s disposition of distressed assets on an individual customer basis. This fits with the Company’s current overall strategy to accelerate the disposition of substandard assets.

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own historical experience as well as industry and economic trends. In calculating the Company’s allowance for loan losses, the Company’s historical loss experience is supplemented with various current and economic trends. These current factors can include any of the following: changes in volume and severity of past due status, special mention, substandard and nonaccrual loans; levels of any trends in charge-offs and recoveries; changes in nature, volume and terms of loans; changes in lending policies and procedures; changes in lending management and quality of loan review; changes in economic and business conditions; and changes in underlying collateral values and effects of concentrations. There was a change to the economic loss factor related to the levels and trends in charge-offs and recoveries as a result of the high level of charge-offs during 2011. There were no other changes in the current economic factors from December 31, 2011 to June 30, 2012. As of June 30, 2012, of the $11.9 million of the allowance for loan losses from loans collectively evaluated for impairment, the real estate loans portfolio segment had total weighted average qualitative factors of 1.20%, or $3.3 million; the commercial loans portfolio segment had total weighted average qualitative factors of 1.10%, or $354 thousand; and the consumer and other loans portfolio segment had total qualitative factors of 0.1%, or $2 thousand. Impaired loans were $50.0 million as of June 30, 2012. As of the same date, $8.8 million was specifically allocated to the allowance for loan losses which is deemed appropriate to absorb probable losses. Included in the $50.0 million impaired loan balance at June 30, 2012 were acquired loans of $12.4 million.

As part of the Company’s allowance for loan loss policy, loans acquired from ABI with evidence of deteriorated credit quality were included in our evaluation of the allowance for loan losses for each period.

JACKSONVILLE BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

For those loans, if the loss was attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill. If not, the additional deterioration was recorded as additional provision expense with a corresponding increase to the allowance for loan losses. After the measurement period, any additional impairment above the current carrying discount was recorded as additional provision for loan loss expense with a corresponding increase to the allowance for loan losses. As of June 30, 2012, there were $11.8 million in loans acquired with deteriorated credit quality which were considered impaired.

For loans acquired with deteriorated credit quality that were deemed troubled debt restructurings prior to the Company’s acquisition of them, these loans were not considered troubled debt restructurings as they were accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Subsequent to the acquisition, the same criteria used for all other loans applied to loans acquired with deteriorated credit quality and their treatment as troubled debt restructurings. For the six-month period ended June 30, 2012, there was one acquired loan in the amount of $575 thousand with deteriorated credit quality that was deemed a troubled debt restructuring.

The allowance for loan losses is a valuation allowance for credit losses in the loan portfolio. Management adopted a methodology to properly analyze and determine an adequate loan loss allowance. The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb all estimated credit losses in the Company’s loan and lease portfolio. Due to their similarities, the Company has grouped the loan portfolio into the following portfolio segments: real estate mortgage loans, commercial loans and consumer and other loans. The Company has created a loan classification system to calculate the allowance for loan losses. Loans are evaluated for impairment. If a loan is deemed to be impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral.

It is the Bank’s policy to obtain updated third-party appraisals on all OREO and real estate collateral on substandard loans on, at least, an annual basis. Value adjustments are often made to appraised values on properties wherein the existing appraisal is approximately one-year old at period-end. Occasionally, at period-end, an updated appraisal has been ordered, but not yet received, on a property wherein the existing appraisal is approaching one-year old. In this circumstance, an adjustment is typically made to the existing appraised value to reflect the Bank’s best estimate of the change in the value of the property, based on evidence of changes in real estate market values derived by the review of current appraisals received by the Bank on similar properties. In the current environment, virtually all such adjustments to value are downward due to the overall reduction in real estate values over the last two years in the Bank’s market area.

Real estate values in the Bank’s market area have experienced deterioration over the last several years. The expectation for further deterioration for all property types appears to be leveling off. On at least a quarterly basis, management reviews several factors, including underlying collateral, and writes down impaired loans to their net realizable value.

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

Bank regulators issued “Joint Guidance on Concentrations in Commercial Real Estate Lending.” This document outlines regulators’ concerns regarding the high level of growth in commercial real estate loans on banks’ balance sheets. Many banks, especially those in Florida, have substantial exposure to commercial real estate loans. The concentration in this category is considered when analyzing the adequacy of the loan loss allowance based on sound, reliable and well-documented information. The Bank’s memorandum of understanding with the FDIC requires us to monitor and reduce our commercial real estate (“CRE”) loan concentrations. As our capital levels have declined, the ratio of CRE to the Bank’s total risk-based capital has increased. As of June 30, 2012, this ratio was 865.7% compared to 696.5% at December 31, 2011, both of which exceeded applicable regulatory guidance.

Based on the results of the analysis performed by management at June 30, 2012, the allowance for loan loss was considered to be adequate to absorb probable incurred credit losses in the portfolio as of that date. As more fully discussed in the “Critical Accounting Policies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates and judgments. Actual results could differ significantly from these estimates and judgments.

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

Capital

Bank

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal banking agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

The “prompt corrective action” rules provide that a bank will be: (i) “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage capital ratio of 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive by a federal bank regulatory agency to maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally has a leverage capital ratio of 4% or greater; (iii) “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or generally has a leverage capital ratio of less than 2%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage capital ratio of less than 3%; or (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% to total assets. The federal bank regulatory agencies have authority to require additional capital.

The Bank was adequately capitalized at June 30, 2012. Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the FDIC prior to accepting or renewing brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had a Memorandum of Understanding (“MoU”) with the FDIC and the Florida Office of Financial Regulation that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%. Recently, on July 13, 2012, the 2008 MoU was replaced by a new MoU (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%. We did not meet the minimum capital requirements of these MOUs at June 30, 2012 and December 31, 2011, when the Bank had total risk-based capital of 8.09% and 9.85% and Tier 1 leverage capital of 5.26% and 6.88%, respectively.

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.

The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total risk-based capital of at least 8.00%, at least half of which must be Tier 1 capital. At June 30, 2012, the Company did not meet these requirements.

Higher capital may be required in individual cases, and depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. The Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The level of Tier 1 capital to risk-adjusted assets is becoming more widely used by the bank regulators to measure capital adequacy. The Federal Reserve has not advised the Company of any specific minimum capital ratios applicable to it. Under Federal Reserve policies, bank holding companies are generally expected to operate with capital positions well above the minimum ratios. The Federal Reserve believes the risk-based ratios do not take into account the quality of capital and interest rate, liquidity, market and operational risks. Accordingly, supervisory assessments of capital adequacy may differ significantly from conclusions based solely on an organization’s risk-based capital ratios.

The Dodd–Frank Act significantly modified the capital rules applicable to the Company and calls for increased capital, generally.

•

The generally applicable prompt corrective action leverage and risk-based capital standards (the “generally applicable standards”), including the types of instruments that may be counted as Tier 1 capital, will be applied on a consolidated basis to depository institution holding companies, as well as their bank and thrift subsidiaries.

•	The generally applicable standards in effect prior to the Dodd-Frank Act will be “floors” for the standards to be set by the regulators.

•

Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital, but trust preferred securities issued by a bank holding company (other than those with assets of less than $500 million) after May 19, 2010, will no longer count as Tier 1 capital.

Under the Basle III capital rules proposed by the Federal Reserve and the FDIC in June 2012, the risk weights of assets, the definitions of capital and the amounts and types of capital will be changed. Among other things, trust preferred securities will be phased out of Tier 1 capital 10% per year starting in 2013 and new capital requirements will be implemented.

The Company has executed a financial advisory agreement with an investment banking firm (the “Firm”). Under the agreement, the Firm has agreed to work with Company management to assist in raising capital as well as advising the Company on reducing classified assets.

Dividends and Distributions

Dividends received from the Bank historically have been Bancorp’s principal source of funds to pay its expenses, interest and principal of Bancorp’s debt and for dividends on Bancorp capital stock. Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders. Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings. Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by Law or the bank’s regulators. The Bank has not paid dividends since October 2009 and cannot currently pay dividends, and Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies. Bancorp has relied upon a line of credit from its directors to pay its expenses during such time. Approximately $600 thousand remains available under that line of credit.

Cash Flows and Liquidity

Cash Flows

The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances, Federal Reserve Bank borrowings and federal funds purchased. The Company uses cash from these and other sources to fund loans. Any remaining cash is used primarily to reduce borrowings and to purchase investment securities. During the first six months of 2012, the Company’s cash and cash equivalent position increased by $15.7 million. The primary driver of the net cash increase was due to $47.9 million in deposit inflows offset by purchases of investment securities in the amount of $31.3 million.

Liquidity

The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold. At June 30, 2012, the Company had $88.4 million in available-for-sale securities, $14.0 million of which was pledged to the Federal Reserve Bank for the Borrower-in-Custody Program.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market deposits. The Bank has historically utilized brokered deposits, but absent a waiver from the FDIC, cannot offer brokered CDs until it again becomes well capitalized. The Company can also borrow overnight Federal funds and fixed-rate term products under credit facilities established with the FHLB, Federal Reserve Discount Window and other commercial banks. These lines, in the aggregate amount of approximately $134.0 million, do not represent legal commitments to extend credit.

In 2010, Bancorp entered into a revolving loan agreement (“Revolver”) with several of its principal officers, directors and shareholders for $2.0 million total. Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding. An unused Revolver fee is calculated and paid quarterly at an annual rate of 2% on the daily average outstanding. During 2011, an additional Revolver agreement was entered into with the same parties as in 2010 with identical terms for an additional $2.0 million. The Revolvers mature on January 1, 2015. As of June 30, 2012 and December 31, 2011, $3.4 million and $3.0 million, respectively, was outstanding on all Revolvers with $600 thousand and $1.0 million remaining available.

Contractual Obligations, Commitments and Contingent Liabilities

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

Off-Balance Sheet Arrangements.

There have been no material changes in off-balance sheet arrangements and related risks since the Company’s disclosure in its Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

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

Management believes, under normal economic conditions, the best indicator of interest rate risk is the +/- 200 basis point “shock” (parallel shift) scenario. However, due to the current rate environment, the Bank’s internal policy on interest rate risk specifies that if interest rates were to shift immediately up or down 100 basis points, estimated net interest income for the next 12 months should change by less than 15%. The most current simulation projects the Bank’s net interest income to be within the parameters of its internal policy and has not changed materially from our disclosures in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012. Such simulation involves numerous assumptions and estimates, which are inherently subjective and subject to substantial business and economic uncertainties. Accordingly, the actual effects of an interest rate shift under actual future conditions may be expected to vary significantly from those derived from the simulation to the extent that the assumptions used in the simulation differ from actual conditions.

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

JACKSONVILLE BANCORP, INC.

Item 4.	Controls and Procedures (Cont.)

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

JACKSONVILLE BANCORP, INC.

PART II – OTHER INFORMATION

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

There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012, other than as set forth below.

The loss of key personnel may adversely affect our operating results.

Our success is, and is expected to remain, highly dependent on our senior management team. We rely heavily on our senior management because, as a community bank, our management’s extensive knowledge of, and relationships in, the community generate business for us. We also have a significant amount of problem loans that are substandard or otherwise classified, nonperforming and troubled debt restructurings, as well foreclosed property or other real estate owned. Successful execution of our strategy will continue to place significant demands on our management and the loss of any such person’s services may adversely affect our ability to resolve these problems, recapitalize the Company and resume our growth and return to profitability. Since Mr. Schwenck’s retirement on June 18, 2012, we have appointed Stephen C. Green as CEO and appointed Margaret A. Incandela as Chief Operating Officer and Chief Credit Officer, subject to applicable regulatory approval. We have offered each employment contracts with equity awards subject to such regulatory approvals, as well as shareholder approvals. We also continue to rely upon the services of Scott M. Hall, the Bank’s President; and Valerie A. Kendall, Executive Vice President and Chief Financial Officer. If the services of these individuals were to become unavailable for any reason, including failure to receive necessary regulatory and shareholder approvals of the appointments of Mr. Green and Ms. Incandela, or if we were unable to hire highly qualified and experienced personnel to replace them, our results and financial condition and prospects could be adversely affected.

Bancorp has limited liquidity to pay interest on material company debt in the form of junior subordinated debt related to trust preferred securities and senior revolving debt.

Bancorp had approximately $16.0 million of junior subordinated debentures issued incident to trust preferred securities, and another $5.3 million of other liabilities, including revolving debt outstanding and owing to Bancorp directors at December 31, 2011. Bancorp historically has depended upon dividends from the Bank to pay its expenses, including interest on, and principal of, Bancorp’s indebtedness. Currently, the Bank cannot pay dividends on its common stock without prior regulatory approval while maintaining acceptable capital and avoiding becoming “undercapitalized”. Bancorp has depended on the revolving line of credit from its directors and cash on hand to pay its operating and interest expenses. Bancorp had approximately $1.3 million of cash on June 30, 2012, and $600 thousand of available funds under its revolving line of credit, if it is fully funded. There is no assurance that the amount of cash and borrowing capacity under the existing lines of credit will be sufficient to meet Bancorp’s expenses after 2012.

The new Basle III capital rules proposed in June 2012 by the Federal Reserve and the FDIC to implement the Basel III capital guidelines may adversely affect the Company’s capital adequacy and the costs of conducting its business.

Many of these proposals will be applicable to the Company and the Bank when adopted and effective, and will add and change the definitions of “capital” for regulatory purposes, the types and minimum levels of capital required under the prompt corrective action rules and for other regulatory purposes, the risk-weighting of various assets. Among other things, for bank holding companies with under $15 billion in assets, trust preferred securities will be phased out as Tier 1 capital over 10 years. These proposals could have far reaching effects on our capital and the amount of capital required to support our business, especially on a risk-weighted basis, and therefore may adversely affect our results of operations and financial condition.

We are required to maintain capital to meet regulatory requirements as well as liquidity, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our regulatory requirements, would be adversely affected.

Each of Bancorp and the Bank must meet regulatory capital requirements and maintain sufficient capital and liquidity and our regulators may modify and adjust such requirements in the future. The Board had agreed to a Memorandum of Understanding with the FDIC and the OFR in 2008 that required the Bank to maintain a total risk-based capital ratio of 10.00% and a Tier 1 leverage ratio of 8.00%. The Bank entered into a new Memorandum of Understanding in July 2012 that replaced the 2008 Memorandum, and among other things, increased the minimum total risk-based capital requirement to 12.00%. At June 30, 2012 and December 31, 2011, the Bank was adequately capitalized for regulatory purposes, but did not meet the capital requirements of the current or prior Memorandum of Understanding. Noncompliance with the Memorandum of Understanding or other events could result in the Bank becoming subject to more stringent formal enforcement action requirements, and the FDIC could determine that the Bank is no longer “adequately capitalized” for regulatory purposes. Bancorp also did not meet minimum Federal Reserve capital requirements at June 30, 2012. In addition, our failure to maintain our capital adequacy for regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to make distributions on our trust preferred securities, and our business, results of operation, liquidity and financial condition, generally. As an adequately capitalized bank, we can only accept or renew brokered deposits if we received a waiver from the FDIC and we can only pay rates not more than 75 basis points over the local or national market for similar deposits. At December 31, 2011, the Bank had approximately $17.7 million of brokered deposits and $50.3 million of non-brokered deposits obtained outside our local markets. The Memorandum of Understanding also requires the Bank to monitor and reduce our commercial real estate (“CRE”) loan concentrations. As our capital levels have declined, the ration of CRE to the Bank’s total risk-based capital has increased. As of June 30, 2012, this ratio was 865.7% compared to 696.5% at December 31, 2011, both of which exceed applicable regulatory guidance.

Our ability to raise additional capital will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry and market conditions, and governmental activities, many of which are outside our control, and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise sufficient additional capital as needed on terms acceptable to us. If we continue to fail to meet our capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected, and we would become subject to additional regulatory enforcement actions that would further restrict our operations.

Our common stock could be delisted from the NASDAQ Global Market if the minimum Market Value of our Publicly Held Shares remains below $5 million.

The NASDAQ Stock Market imposes certain standards that a company must satisfy in order to maintain the listing of its securities on the NASDAQ Global Market. Among other things, these standards require that a company maintain a minimum.

Market Value of Publicly Held Shares (“MVPHS”) of at least $5 million. On July 26, 2012, the Company received notice (the “Notice”) from the Listing Qualifications staff of The NASOAQ Stock Market stating that the Company no longer complies with the minimum MVPHS requirement for continued listing on the NASDAQ Global Market based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notice. In accordance with the NASDAQ listing rules, the Company has 180 calendar days to regain compliance with the minimum MVPHS requirement. In order to regain compliance with the MVPHS requirement, the Company’s MVPHS, based on the closing bid price of the Company’s common stock, must be at least $5 million for at least ten consecutive business days. After January 22, 2013, the end of the compliance period, if we have not regained compliance with the MVPHS requirement, we may consider a transfer to the NASDAQ Capital Market, provided that we satisfy those continued listing requirements. If we are not eligible for transfer to the NASDAQ Capital Market, we will receive a notice that our shares are subject to delisting, and we may then appeal the delisting determination to a NASDAQ Hearings Panel. We intend to continue monitoring the bid price for our shares, and will consider available options to resolve the deficiency and regain compliance with the minimum MVPHS requirement. There can be no assurance that we will be able to regain compliance with the NASDAQ listing rules and thereby to maintain the listing of our common stock on the NASDAQ Global Market. Any such delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease and could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers, suppliers and employees.

Item 5.	Other Information

On July 30, 2012, the Company entered into an Agreement and General Release (the “Agreement”) with Price W. Schwenck pursuant to which the Company agreed to provide Mr. Schwenck with severance payments consisting of 12 monthly payments of $10,000 followed by 12 monthly payments of $5,000 in recognition of Mr. Schwenck’s service to the Bank and for his continuing service in preserving the Bank’s reputation and customer relationships. Under the Agreement, Mr. Schwenck unconditionally released the Bank and the Company from all liabilities and obligations of any kind. Mr. Schwenck also agreed not to compete with the Bank or the Company within the Jacksonville metropolitan statistical area, or solicit employees from the Bank or the Company, for a period of two years. The Agreement will become final, binding and irrevocable on August 6, 2012, unless first revoked in writing by Mr. Schwenck. The foregoing description of the Agreement is qualified in its entirety by the full text of the Agreement, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

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

Exhibit No. 3.2: Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (4)

Exhibit No. 10.1: Agreement and General Release among Jacksonville Bancorp, Inc., The Jacksonville Bank and Price W. Schwenck*

Exhibit No. 31.1: Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act *

Exhibit No. 31.2: Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act *

Exhibit No. 32: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 *

Exhibit No. 101.INS: XBRL Instance Document **

Exhibit No. 101.SCH: XBRL Schema Document **

Exhibit No. 101.CAL: XBRL Calculation Linkbase Document **

Exhibit No. 101.DEF: XBRL Definition Linkbase Document **

Exhibit No. 101.LAB: XBRL Label Linkbase Document **

Exhibit No. 101.PRE: XBRL Presentation Linkbase Document **

*	Included herewith
**	To be furnished by amendment on Form 10-Q/A within 30 days of the file date hereof, as permitted by Rule 405(a)(2)(ii) of Regulation S-T

(1)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed May 14, 2010, File No. 000-30248.
(2)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed September 20, 2010, File No. 000-30248.
(3)	Incorporated herein by reference to Exhibit No. 3.1 to Form 8-K filed November 17, 2010, File No. 000-30248.
(4)	Incorporated herein by reference to Exhibit No. 3.2 to Form 8-K filed November 17, 2010, File No. 000-30248.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Date: August 3, 2012	/s/ Stephen C. Green
Stephen C. Green
President and Chief Executive Officer

Date: August 3, 2012	/s/ Valerie A. Kendall
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

Exhibit No. 3.2: Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (4)

Exhibit No. 10.1: Agreement and General Release among Jacksonville Bancorp, Inc., The Jacksonville Bank and Price W. Schwenck*

Exhibit No. 31.1: Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act *

Exhibit No. 31.2: Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act *

Exhibit No. 32: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 *

Exhibit No. 101.INS: XBRL Instance Document **

Exhibit No. 101.SCH: XBRL Schema Document **

Exhibit No. 101.CAL: XBRL Calculation Linkbase Document **

Exhibit No. 101.DEF: XBRL Definition Linkbase Document **

Exhibit No. 101.LAB: XBRL Label Linkbase Document **

Exhibit No. 101.PRE: XBRL Presentation Linkbase Document **

*	Included herewith
**	To be furnished by amendment on Form 10-Q/A within 30 days of the file date here of, as permitted by Rule 405(a)(2)(ii) of Regulation S-T

(1)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed May 14, 2010, File No. 000-30248.
(2)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed September 20, 2010, File No. 000-30248.
(3)	Incorporated herein by reference to Exhibit No. 3.1 to Form 8-K filed November 17, 2010, File No. 000-30248.
(4)	Incorporated herein by reference to Exhibit No. 3.2 to Form 8-K filed November 17, 2010, File No. 000-30248.