Form 10-Q/A
period 2012-06-30
JACKSONVILLE BANCORP INC /FL/
filed 2012-08-29
CIK 1071264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

Jacksonville Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 6, 2012 (the “Original 10-Q”), solely for the purpose of furnishing Exhibit 101, in accordance with the 30-day grace period provided by Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Original 10-Q formatted in eXtensible Business Reporting Language (XBRL).

No changes have been made to the Original 10-Q other than as described above. This Amendment No. 1 does not reflect any subsequent events occurring after the filing date of the Original 10-Q or modify or update in any way disclosure made in the Original 10-Q.

Item 6.	Exhibits

Exhibit No. 2.1:	Agreement and Plan of Merger by and between Jacksonville Bancorp, Inc. and Atlantic BancGroup, Inc. dated as of May 10, 2010 (1)

Exhibit No. 2.2:	First Amendment to Agreement and Plan of Merger by and between Jacksonville Bancorp, Inc. and Atlantic BancGroup, Inc. dated as of September 20, 2010 (2)

Exhibit No. 3.1:	Amended and Restated Articles of Incorporation of Jacksonville Bancorp, Inc. (3)

Exhibit No. 3.2:	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (4)

Exhibit No. 10.1:	Agreement and General Release among Jacksonville Bancorp, Inc., The Jacksonville Bank and Price W. Schwenck *

Exhibit No. 31.1:	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act*

Exhibit No. 31.2:	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act*

Exhibit No. 32:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002*

Exhibit No. 101.INS:	XBRL Instance Document **

Exhibit No. 101.SCH:	XBRL Schema Document **

Exhibit No. 101.CAL:	XBRL Calculation Linkbase Document **

Exhibit No. 101.DEF:	XBRL Definition Linkbase Document **

Exhibit No. 101.LAB:	XBRL Label Linkbase Document **

Exhibit No. 101.PRE:	XBRL Presentation Linkbase Document **

*	Included with the Original 10-Q.
**	Furnished herewith. These interactive data files will not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.

(1)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed May 14, 2010, File No. 000-30248.
(2)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed September 20, 2010, File No. 000-30248.
(3)	Incorporated herein by reference to Exhibit No. 3.1 to Form 8-K filed November 17, 2010, File No. 000-30248.
(4)	Incorporated herein by reference to Exhibit No. 3.2 to Form 8-K filed November 17, 2010, File No. 000-30248.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Date: August 29, 2012	/s/ Stephen C. Green
Stephen C. Green
President and Chief Executive Officer

Date: August 29, 2012	/s/ Valerie A. Kendall
Valerie A. Kendall
Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. 101.INS: XBRL Instance Document **

Exhibit No. 101.SCH: XBRL Schema Document **

Exhibit No. 101.CAL: XBRL Calculation Linkbase Document **

Exhibit No. 101.DEF: XBRL Definition Linkbase Document **

Exhibit No. 101.LAB: XBRL Label Linkbase Document **

Exhibit No. 101.PRE: XBRL Presentation Linkbase Document **

**	Furnished herewith. These interactive data files will not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.