Form 10-Q
period 2012-09-30
JACKSONVILLE BANCORP INC /FL/
filed 2012-11-14
CIK 1071264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission file number 000-30248

JACKSONVILLE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3472981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Laura Street, Suite 1000 Jacksonville, Florida	32202
(Address of principal executive offices)	(Zip Code)

                                 (904) 421-3040

(Registrant’s telephone number, including area code)

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

As of October 31, 2012, the latest practicable date, 5,890,880 of the Registrant’s common shares, $.01 par value, were issued and outstanding.

JACKSONVILLE BANCORP, INC.

JACKSONVILLE BANCORP, INC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
ASSETS
Cash and due from financial institutions	$12,208	$9,955
Federal funds sold	1,453	—

Cash and cash equivalents	13,661	9,955
Securities available-for-sale	88,838	63,140
Loans, net of allowance for loan losses of $18,100 and $13,024 as of September 30, 2012 and December 31, 2011, respectively	418,654	449,583
Premises and equipment, net	6,870	6,978
Bank-owned life insurance	9,741	9,541
Federal Home Loan Bank stock, at cost	2,343	2,707
Real estate owned, net	4,599	7,968
Accrued interest receivable	2,490	2,598
Goodwill	—	3,137
Other intangible assets, net	1,380	1,774
Other assets	2,975	4,044

Total assets	$551,551	$561,425

LIABILITIES
Deposits
Noninterest-bearing demand deposits	$87,816	$82,852
Money market, NOW and savings deposits	196,676	199,070
Time deposits	208,713	191,985

Total deposits	493,205	473,907
Loans from related parties	4,000	3,000
Federal Home Loan Bank advances and other borrowings	20,209	36,811
Subordinated debentures	16,074	16,026
Accrued expenses and other liabilities	4,484	2,337

Total liabilities	537,972	532,081

SHAREHOLDERS’ EQUITY
Preferred stock, 10,000,000 shares authorized:
Series B, $.01 par value; 10,000 shares authorized; 5,000 and no shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	0	—
Common stock, $.01 par value, 40,000,000 shares authorized, 5,890,880 and 5,889,822 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	59	59
Additional paid–in capital	60,374	55,383
Retained earnings (deficit)	(48,435)	(27,216)
Accumulated other comprehensive income	1,581	1,118

Total shareholders’ equity	13,579	29,344

Total liabilities and shareholders’ equity	$551,551	$561,425

See accompanying notes to consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$6,102	$7,240	$18,233	$22,086
Taxable securities	338	296	931	805
Tax-exempt securities	190	198	570	645
Federal funds sold and other	11	20	52	63

Total interest income	6,641	7,754	19,786	23,599

Interest expense
Deposits	866	1,392	2,872	4,362
Federal Reserve and other borrowings	80	42	213	111
Federal Home Loan Bank advances	79	83	248	285
Subordinated debentures	213	224	637	667

Total interest expense	1,238	1,741	3,970	5,425

Net interest income	5,403	6,013	15,816	18,174
Provision for loan losses	5,990	1,737	17,646	4,775

Net interest (loss) income after provision for loan losses	(587)	4,276	(1,830)	13,399

Noninterest income
Service charges on deposit accounts	202	218	597	669
Other income	154	158	486	507

Total noninterest income	356	376	1,083	1,176

Noninterest expense
Salaries and employee benefits	2,211	2,021	6,282	5,606
Occupancy and equipment	611	634	1,845	1,910
Regulatory assessments	227	149	669	785
Data processing	338	374	968	1,143
Advertising and business development	86	104	373	311
Professional fees	265	315	737	665
Telephone expense	89	70	275	235
Other real estate owned expense	1,084	406	2,798	1,018
Goodwill impairment	3,137	—	3,137	—
Other	2,512	501	3,524	1,803

Total noninterest expense	10,560	4,574	20,608	13,476

(Loss) income before income taxes	(10,791)	78	(21,355)	1,099
Income tax benefit	(106)	(1,219)	(136)	(1,684)

Net (loss) income	$(10,685)	$1,297	$(21,219)	$2,783

Weighted average common shares outstanding:
Basic shares	5,890,880	5,889,822	5,890,281	5,889,310
Dilutive stock options and warrants	—	731	—	860

Diluted shares	5,890,880	5,890,553	5,890,281	5,890,170

Basic (loss) earnings per common share	$(1.81)	$0.22	$(3.60)	$0.47

Diluted (loss) earnings per common share	$(1.81)	$0.22	$(3.60)	$0.47

See accompanying notes to consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net (loss) income	$(10,685)	$1,297	$(21,219)	$2,783
Other comprehensive (loss) income:
Unrealized holding gains on available-for-sale securities	581	881	935	2,886
Net unrealized derivative losses on cash flow hedge	(69)	(584)	(193)	(700)

Other comprehensive income	512	297	742	2,186
Tax effect	(193)	(112)	(279)	(822)

Other comprehensive income, net of tax effect	319	185	463	1,364

Total comprehensive (loss) income	$(10,366)	$1,482	$(20,756)	$4,147

See accompanying notes to consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

	Common Stock		Preferred Stock		Additional	Retained	Treasury	Accumulated Other
	Outstanding		Outstanding		Paid-In	Earnings	Stock	Comprehensive
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Amount	Income (Loss)	Total
Balance at January 1, 2011	5,888,809	$59	—	$—	$55,307	$(3,157)	$—	$(350)	$51,859

Comprehensive income:
Net income						2,783			2,783
Change in unrealized gain on securities available- for- sale, net of tax effects								1,800	1,800
Net unrealized loss on cashflow hedge, net of tax effects								(436)	(436)

Total comprehensive income									4,147
Common stock issued	1,013	—							—
Share-based compensation expense					58				58

Balance at September 30, 2011	5,889,822	$59	—	$—	$55,365	$(374)	$—	$1,014	$56,064

Balance at January 1, 2012	5,889,822	$59	—	$—	$55,383	$(27,216)	$—	$1,118	$29,344

Comprehensive loss:
Net loss						(21,219)			(21,219)
Change in unrealized gain on securities available- for- sale, net of tax effects								583	583
Net unrealized loss on cashflow hedge, net of tax effects								(120)	(120)

Total comprehensive loss									(20,756)
Common stock issued	1,058	0							0
Preferred stock issued			5,000	0	4,863				4,863
Share-based compensation expense					128				128

Balance at September 30, 2012	5,890,880	$59	5,000	$0	$60,374	$(48,435)	$—	$1,581	$13,579

See accompanying notes to consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(21,219)	$2,783
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	429	476
Net amortization of deferred loan fees	(3)	(103)
Provision for loan losses	17,646	4,775
Goodwill impairment	3,137	—
Premium amortization for securities, net of accretion	649	541
Net realized gain on sale of securities	—	(57)
Net accretion of purchase accounting adjustments	(1,128)	(2,370)
Net gain on sale of real estate owned	(52)	(7)
Write-down of real estate owned	2,291	816
Earnings on Bank-owned life insurance	(200)	(170)
Loss on disposal of premises and equipment	21	27
Share-based compensation	128	58
Deferred income tax benefit	—	(2,838)
Net change in accrued interest receivable and other assets	888	1,179
Net change in accrued expenses and other liabilities	1,952	(390)

Net cash from operating activities	4,539	4,720

Cash flows from investing activities:
Purchases of securities available-for-sale	(34,821)	(10,690)
Proceeds from sale of securities available-for-sale	—	4,599
Proceeds from maturities, calls and paydown of securities available-for-sale	9,408	6,956
Proceeds from bulk loan sale	—	13,910
Loan (originations) payments, net	11,355	28,233
Proceeds from sale of real estate owned	4,249	2,944
Additions to premises and equipment, net	(342)	(212)
Proceeds from disposal of premises and equipment	—	28
Purchase of Federal Home Loan Bank stock, net of redemptions	364	997

Net cash (used for) from investing activities	(9,787)	46,765

Cash flows from financing activities:
Net change in deposits	19,691	(50,210)
Net change in overnight Federal Home Loan Bank advances	(18,600)	—
Proceeds from issuance of preferred stock	4,863	—
Proceeds from related party loans	1,000	1,400
Proceeds from Federal Home Loan Bank fixed rate advances	15,000	—
Repayment of Federal Home Loan Bank fixed rate advances	(13,000)	—

Net cash from (used for) financing activities	8,954	(48,810)

Net change in cash and cash equivalents	3,706	2,675
Cash and cash equivalents at beginning of period	9,955	20,297

Cash and cash equivalents at end of period	$13,661	$22,972

See accompanying notes to consolidated financial statements

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$4,194	$5,975
Income taxes	—	1,000

Supplemental schedule of noncash investing activities:
Acquisition of real estate owned	$2,873	$2,377

Supplemental schedule of noncash financing activities:
Loan participation on agreements classified as secured borrowings	$—	$693

See accompanying notes to consolidated financial statements

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(Dollars in thousands, except share and per share amounts)

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

The consolidated financial information included herein as of and for the periods ended September 30, 2012 and 2011 is unaudited. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The December 31, 2011 consolidated balance sheet was derived from the Company’s December 31, 2011 audited consolidated financial statements.

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

At times, the Company will charge off a portion of a nonperforming or impaired loan versus recording a specific reserve. The decision to charge off a portion of the loan is based on specific facts and circumstances unique to each loan. General criteria considered are: the probability that the Company will foreclose on the property, the value of the underlying

JACKSONVILLE BANCORP, INC.

NOTE 1 – BASIS OF PRESENTATION (Cont.)

collateral compared to the principal amount outstanding on the loan and the personal guarantees associated with the loan. For the nine-month period ended September 30, 2012, partial charge-offs were $8,438 on $23,163 of nonperforming loans and impaired loans. For the year ended December 31, 2011, partial charge-offs were $6,645 on $25,269 of nonperforming loans and impaired loans. Partial charge-offs impact the Company’s credit loss metrics and trends, in particular a reduction in the coverage ratio, by decreasing substandard loan balances, decreasing capital and increasing the historical loss factor used in the calculation of the allowance for loan losses. However, the impact of the historical loss factor on the allowance for loan losses would be slightly offset by the fact that the charge-off reduces the overall loan balance.

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

Overdrawn customer checking accounts are reclassified as consumer loans and are evaluated on an individual basis for collectability. The balances, which totaled $156 and $524 as of September 30, 2012 and December 31, 2011, respectively, are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful.

Certain Purchased Loans:

As part of our merger with Atlantic BancGroup, Inc. (“ABI”) in November of 2010, the Company purchased individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans were recorded at fair value, such that there is no carryover of the seller’s allowance for loan losses. Fair values were preliminary and subject to refinement for up to one year after the closing date of the merger as new information relative to the closing date fair value became available. After acquisition, losses are recognized by an increase in the allowance for loan losses if the reason for the loss was due to events and circumstances that did not exist as of the acquisition date. If the reason for the loss was due to events and circumstances that existed as of the acquisition date due to new information obtained during the measurement period (i.e., 12 months from date of acquisition), that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill.

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

Allowance for Loan Losses:

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is likely.

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

The Company’s policy for assessing loans for impairment is the same for all classes of loans and is included in our allowance for loan losses policy. The Company classifies a loan as impaired when it is probable that the Company will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. An impairment determination is performed utilizing the following general factors: (i) a risk rating of substandard

JACKSONVILLE BANCORP, INC.

NOTE 1 – BASIS OF PRESENTATION (Cont.)

or doubtful, (ii) a loan amount greater than $100,000, and/or (iii) the loan is 90 days past due or more. In addition, the Company also considers the following: the financial condition of the borrower, the Company’s best estimate of the direction and magnitude of any future changes in the borrower’s financial condition, the fair value of collateral if the loan is collateral-dependent, the loan’s observable market price, expected future cash flow and, if a purchased loan, the amount of the remaining unaccreted carrying discount. For loans acquired in the acquisition of ABI, if the loss is attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill. If not, the additional deterioration was recorded as additional provision expense with a corresponding increase in the allowance for loan losses. After the measurement period, any additional impairment above the current carrying discount is recorded as additional provision expense with a corresponding increase in the allowance for loan losses.

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

The general component covers all other loans not identified as impaired and is based on historical losses with consideration given to current factors. The historical loss component of the allowance is determined by losses recognized by each portfolio segment over the preceding five years with the most recent years carrying more weight. This is supplemented by the risks for each portfolio segment. In calculating the historical component of our allowance, we aggregate as follows: Commercial loans, Residential real estate loans, Commercial real estate loans, and Consumer and other loans. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. Actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.

These economic factors include consideration of the following: the concentration of watch and substandard loans as a percentage of total loans, levels of loan concentration within a portfolio segment or division of a portfolio segment and broad economic conditions.

Goodwill and Other Intangible Assets:

Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected September 30th as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

JACKSONVILLE BANCORP, INC.

NOTE 1 – BASIS OF PRESENTATION (Cont.)

Other intangible assets consist of a core deposit intangible asset arising from the acquisition of ABI which is amortized on an accelerated method over its estimated useful life of eight years.

Reclassifications:

Certain amounts in the prior year’s financial statements were reclassified to conform to the current year’s presentation. These reclassifications had no impact on the prior periods’ net income or shareholders’ equity.

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

NOTE 2 – CAPITAL RAISE

During the nine months ended September 30, 2012, the Company executed a financial advisory agreement with an investment banking firm (the “Firm”) to assist in raising capital. On August 22, 2012, Bancorp executed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with its largest shareholder, CapGen Capital Group IV LP (“CapGen”), for the sale of up to 25,000 shares of the Company’s preferred stock, to-be-designated as Mandatorily Convertible, Noncumulative, Nonvoting Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) with a liquidation preference of $1,000 per share. Under the terms of the Stock Purchase Agreement, the Series A Preferred Stock is mandatorily convertible into shares of the Company’s common stock upon approval by shareholders regarding the issuance of the common stock in connection with the conversion.

The Stock Purchase Agreement was approved unanimously by Bancorp’s Board of Directors in contemplation of the private placement of 50,000 shares of Series A Preferred Stock at a purchase price of $1,000 per share for an aggregate of

JACKSONVILLE BANCORP, INC.

NOTE 2 – CAPITAL RAISE (Cont.)

$50,000 (the “Private Placement”). The closing of the Private Placement is conditioned upon certain factors, among other customary closing conditions, including: (i) the aggregate sale of $50,000 in Series A Preferred Stock to investors, (ii) the determination of the conversion price and conversion rate of the Series A Preferred Stock issuance, (iii) the receipt of Federal Reserve approval of CapGen’s additional investment in Bancorp, (iv) the receipt of an opinion from the Company’s independent auditors that the Private Placement should not be an “ownership change” for purposes of Section 382 of the Internal Revenue Code, and (v) the receipt of a fairness opinion from a third-party investment banker.

On September 27, 2012, Bancorp and CapGen entered into a subscription agreement (the “Subscription Agreement”) under which Bancorp sold to CapGen 5,000 shares of the Company’s Noncumulative, Nonvoting, Perpetual Preferred Stock, Series B, $0.01 par value (“Series B Preferred Stock”), at a purchase price of $1,000 per share for an aggregate of $5,000. Proceeds from the sale of Series B Preferred Stock were $4,863, net of offering expenses, and were used for general operating expenses mainly for the subsidiary bank.

In connection with the Subscription Agreement and also on September 27, 2012, Bancorp and CapGen entered into an Exchange Agreement whereby Bancorp agreed to exchange shares of Series B Preferred Stock for the Series A Preferred Stock simultaneously with the issuance of shares of Series A Preferred Stock in the Private Placement (the “Exchange”), unless such shares of Series B Preferred Stock are first redeemed by the Company. In the Exchange, all issued and outstanding shares of Series B Preferred Stock would be exchanged for the number of shares of Series A Preferred Stock having an aggregate liquidation preference equal to the aggregate Series B liquidation preference, unless otherwise specified under the closing terms of the Private Placement.

The Series B Preferred Stock ranks senior to the Company’s common stock and will rank equally with the Series A Preferred Stock. Holders of outstanding shares of Series B Preferred Stock will be entitled to receive, if declared by Bancorp’s Board of Directors, dividends at a rate equal to 10% per annum of the Series B liquidation preference of $1,000 (plus any accrued but unpaid dividends). Dividends are payable biannually on June 1 and December 1 beginning June 1, 2013.

NOTE 3 - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio as of September 30, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2012
Available-for-sale:
U.S. government-sponsored entities and agencies	$10,404	$156	$—	$10,560
State and political subdivisions	16,592	1,626	—	18,218
Mortgage-backed securities - residential	35,085	1,831	—	36,916
Collateralized mortgage obligations	20,828	200	(35)	20,993
Corporate bonds	2,051	100	—	2,151

Total available-for-sale securities	$84,960	$3,913	$(35)	$88,838

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011
Available-for-sale:
U.S. government-sponsored entities and agencies	$3,093	$6	$(6)	$3,093
State and political subdivisions	16,574	1,317	(10)	17,881
Mortgage-backed securities - residential	31,601	1,451	—	33,052
Collateralized mortgage obligations	8,929	185	—	9,114
Corporate bonds	—	—	—	—

Total available-for-sale securities	$60,197	$2,959	$(16)	$63,140

JACKSONVILLE BANCORP, INC.

NOTE 3 - INVESTMENT SECURITIES (Cont.)

As of September 30, 2012 and December 31, 2011, the Company’s investment securities portfolio did not include any held-to-maturity securities.

The proceeds from sales of available-for-sale securities and the associated gains and losses are listed below:

	Nine Months Ended September 30,
	2012	2011
Gross gains	$—	$86
Gross losses	—	(29)

Net gain	$—	$57

Proceeds	$—	$4,599

The amortized cost and fair value of the investment securities portfolio are presented below in order of contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities – residential and collateralized mortgage obligations, are shown separately.

September 30, 2012	Amortized Cost	Fair Value
Available-for-sale:
Within one year	$—	$—
One to five years	2,256	2,368
Five to ten years	6,106	6,306
Beyond ten years	20,685	22,255
Mortgage-backed securities – residential	35,085	36,916
Collateralized mortgage obligations	20,828	20,993

Total	$84,960	$88,838

The following tables summarize the investment securities with unrealized losses as of September 30, 2012 and December 31, 2011 listed by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
September 30, 2012	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Available-for-sale:
U.S. government-sponsored entities and agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Collateralized mortgage obligations	9,139	(35)	—	—	9,139	(35)

Total available-for-sale securities	$9,139	$(35)	$—	$—	$9,139	$(35)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2011	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

Available-for-sale:
U.S. government-sponsored entities and agencies	$994	$(6)	$—	$—	$994	$(6)
State and political subdivisions	210	(10)	—	—	210	(10)
Collateralized mortgage obligations	—	—	—	—	—	—

Total available-for-sale securities	$1,204	$(16)	$—	$—	$1,204	$(16)

JACKSONVILLE BANCORP, INC.

NOTE 3 - INVESTMENT SECURITIES (Cont.)

As of September 30, 2012 and December 31, 2011, the Company’s security portfolio consisted of $88,838 and $63,140, respectively, of available-for-sale securities, of which $9,139 and $1,204 were in an unrealized loss position for the related periods. The unrealized losses are related to the Company’s U.S. government-sponsored entities and agency securities, state and political securities, and collateralized mortgage obligation securities as discussed below.

U.S. Government-Sponsored Entities and Agency Securities (“U.S. Agency Securities”):

All of the U.S. Agency Securities held by the Company were issued by U.S. government-sponsored entities and agencies. As of September 30, 2012 and December 31, 2011, there were none and one, respectively, with unrealized losses. As of September 30, 2012 and December 31, 2011, these securities had depreciated 0.00% and 0.57%, respectively, from the Company’s amortized cost basis. The decline in fair value as of December 31, 2011 was attributable to changes in interest rates, not credit quality.

State and Political Securities (“Municipal Bonds”):

All of the municipal bonds held by the Company were issued by a state, city or other local government. The municipal bonds are general obligations of the issuer and are secured by specified revenues. As of September 30, 2012 and December 31, 2011, there were none and one, respectively, with unrealized losses. As of September 30, 2012 and December 31, 2011, these securities had depreciated 0.00% and 4.64%, respectively, from the Company’s amortized cost basis. The decline in fair value as of December 31, 2011 was primarily attributable to changes in interest rates and the underlying insurance carriers’ ratings rather than the ability or willingness of the municipality to repay.

Collateralized Mortgage Obligations:

All of the collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, an institution which has the full faith and credit of the U.S. government. As of September 30, 2012 and December 31, 2011, there were six and none, respectively, with unrealized losses. As of September 30, 2012 and December 31, 2011, these securities had depreciated 0.38% and 0.00%, respectively, from the Company’s amortized cost basis. The decline in fair value is attributable to changes in interest rates, not credit quality.

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more-likely-than-not will be required to sell the debt security before its anticipated recovery. The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

For the nine-month period ended September 30, 2012, there were no credit losses recognized in earnings related to investment securities.

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Commercial loans	$34,997	$35,714
Real estate mortgage loans:
Residential	90,307	102,040
Commercial	265,495	275,242
Construction and land	43,350	45,891
Consumer and other loans	2,812	3,955

Loans, gross	436,961	462,842
Less:
Net deferred loan fees	(207)	(235)
Allowance for loan losses	(18,100)	(13,024)

Loans, net	$418,654	$449,583

Loans acquired as a result of the merger with ABI were recorded at fair value on the date of acquisition. The amounts reported in the table above are net of the fair value adjustments. The tables below reflect the contractual amount of purchased loans less the discount to principal balances remaining from these fair value adjustments by class of loan as of September 30, 2012 and December 31, 2011. This discount will be accreted into interest income as deemed appropriate over the remaining term of the related loans.

	Gross Contractual		Carrying
September 30, 2012	Amount Receivable	Discount	Balance
Commercial loans	$3,112	$281	$2,831
Real estate mortgage loans:
Residential	34,436	3,066	31,370
Commercial	56,445	4,506	51,939
Construction and land	14,985	2,039	12,946
Consumer and other loans	749	16	733

Total	$109,727	$9,908	$99,819

	Gross Contractual		Carrying
December 31, 2011	Amount Receivable	Discount	Balance
Commercial loans	$4,718	$261	$4,457
Real estate mortgage loans:
Residential	40,594	4,124	36,470
Commercial	62,665	5,449	57,216
Construction and land	19,572	3,498	16,074
Consumer and other loans	1,515	137	1,378

Total	$129,064	$13,469	$115,595

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

Activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Allowance at beginning of period	$20,647	$11,993	$13,024	$13,069

Charge-offs:
Commercial loans	401	14	878	95
Real estate mortgage loans	8,289	467	12,027	4,556
Consumer and other loans	98	60	124	270

Total charge-offs	8,788	541	13,029	4,921
Recoveries:
Commercial loans	8	2	13	15
Real estate mortgage loans	164	4	339	253
Consumer and other loans	79	2	107	6

Total recoveries	251	8	459	274

Net charge-offs	8,537	533	12,570	4,647

Provision for loan losses charged to operating expenses:
Commercial loans	153	72	1,148	73
Real estate mortgage loans	5,834	1,585	16,517	4,361
Consumer and other loans	3	80	(19)	341

Total provision	5,990	1,737	17,646	4,775

Allowance at end of period	$18,100	$13,197	$18,100	$13,197

The Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk. The three portfolio segments identified by the Company are described below.

Commercial Loans:

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

Real Estate Mortgage Loans:

Real estate mortgage loans are typically segmented into three classes: commercial real estate, residential real estate and construction and land development. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by Bank board of directors (the “Board”). Such standards include, among other factors, loan-to-value limits, cash flow coverage and general creditworthiness of the obligors. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Board, including repayment capacity and source, value of the underlying property, credit history, stability and purchaser guidelines. Construction loans to borrowers are to finance the construction of owner-occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Bank carefully monitors these loans with on-site inspections and requires the receipt of lien waivers prior to advancing funds. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

value of the underlying property, the Bank considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale information. The Bank also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development of either commercial or residential use by the borrower. The Bank carefully analyzes the intended use of the property and the viability thereof.

Repayment of real estate loans is primarily dependent upon the personal income or business income generated by the secured property of the borrowers, which can be impacted by the economic conditions in their market area. Risk is mitigated by the fact that the properties securing the Company’s real estate loan portfolio are diverse in type and spread over a large number of borrowers.

Consumer and Other Loans:

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

Average of impaired loans and related interest income and cash-basis interest income recognized during impairment for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Average Impaired Loans	Interest Income	Cash- Basis	Average Impaired Loans	Interest Income	Cash- Basis
Commercial loans	$1,359	$—	$—	$1,070	$—	$—
Real estate mortgage loans:
Residential	12,046	—	—	12,477	—	—
Commercial	19,611	56	31	20,340	117	97
Construction and land	14,804	—	—	15,923	—	—
Consumer and other loans	27	—	—	22	—	—

Total	$47,847	$56	$31	$49,832	$117	$97

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Average Impaired Loans	Interest Income	Cash- Basis	Average Impaired Loans	Interest Income	Cash- Basis
Commercial loans	$160	$5	$5	$53	$5	$5
Real estate mortgage loans:
Residential	11,411	15	4	13,379	67	25
Commercial	17,483	158	105	17,683	342	163
Construction and land	12,937	45	25	12,832	139	25
Consumer and other loans	1	—	—	1	—	—

Total	$41,992	$223	$139	$43,948	$553	$218

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Commercial Loans	Real Estate Mortgage Loans	Consumer and Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$61	$3,863	$—	$3,924
Collectively evaluated for impairment	810	12,507	82	13,399
Loans acquired with deteriorated credit quality	—	776	1	777

Total ending allowance balance	$871	$17,146	$83	$18,100

Loans:
Loans individually evaluated for impairment	$179	$29,905	$5	$30,089
Loans collectively evaluated for impairment	34,505	335,767	2,802	373,074
Loans acquired with deteriorated credit quality	313	33,480	5	33,798

Total ending loans balance	$34,997	$399,152	$2,812	$436,961

	December 31, 2011
	Commercial Loans	Real Estate Mortgage Loans	Consumer and Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$1,748	$—	$1,748
Collectively evaluated for impairment	587	10,566	119	11,272
Loans acquired with deteriorated credit quality	—	4	—	4

Total ending allowance balance	$587	$12,318	$119	$13,024

Loans:
Loans individually evaluated for impairment	$456	$37,144	$—	$37,600
Loans collectively evaluated for impairment	34,775	346,361	3,936	385,072
Loans acquired with deteriorated credit quality	483	39,668	19	40,170

Total ending loans balance	$35,714	$423,173	$3,955	$462,842

Following the merger with ABI, the Company segregated loans acquired with and without deteriorated credit quality for financial reporting purposes. Such loans were accounted for individually or aggregated into pools of loans based on common risk characteristics. Previously, these loans were presented based on evidence of deteriorated credit quality (i.e., with or without). During the nine months ended September 30, 2012, loans acquired without deteriorated credit quality were no longer reported separately and were integrated into the Company’s periodic impairment analysis based on their respective impairment method (i.e., individually versus collectively) to better align with management’s view of the overall loan portfolio. In accordance with ASC 310, loans acquired with deteriorated credit quality will continue to be disclosed separately.

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

The following table presents loans individually evaluated for impairment, by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial loans	$446	$117	$—	$470	$456	$—
Real estate mortgage loans:
Residential	8,377	8,044	—	11,517	10,574	—
Commercial	7,240	4,189	—	9,682	7,602	—
Construction and land	3,399	2,957	—	12,365	8,885	—
Consumer and other loans	6	5	—	—	—	—
With an allowance recorded:
Commercial loans	63	62	61	—	—	—
Real estate mortgage loans:
Residential	1,550	898	239	341	308	22
Commercial	13,583	9,968	2,828	10,314	9,479	1,665
Construction and land	9,392	3,849	796	304	296	61

Total	$44,056	$30,089	$3,924	$44,993	$37,600	$1,748

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Commercial loans	$276	$1,168
Real estate mortgage loans:
Residential	9,879	17,081
Commercial	13,064	13,684
Construction and land	11,939	14,953
Consumer and other loans	10	18

Total	$35,168	$46,904

Included in the nonaccrual loans table above are loans acquired in the merger with ABI. As of September 30, 2012 and December 31, 2011, the amounts totaled $8,962 and $11,472, respectively.

As of September 30, 2012 and December 31, 2011, there were no loans past due over 90 days still on accrual.

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

The following tables present the aging of the recorded investment in past due loans by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Loans Not Past Due	Total
Commercial loans	$—	$175	$236	$411	$34,586	$34,997
Real estate mortgage loans:
Residential	3,968	666	9,429	14,063	76,244	90,307
Commercial	2,527	4,561	7,789	14,877	250,618	265,495
Construction and land	799	—	11,657	12,456	30,894	43,350
Consumer and other loans	264	—	—	264	2,548	2,812

Total	$7,558	$5,402	$29,111	$42,071	$394,890	$436,961

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90 Days Past Due and Greater	Total Past Due	Loans Not Past Due	Total
Commercial loans	$40	$90	$200	$330	$35,384	$35,714
Real estate mortgage loans:
Residential	1,061	393	13,203	14,657	87,383	102,040
Commercial	2,041	6,050	9,724	17,815	257,427	275,242
Construction and land	296	1,974	14,510	16,780	29,111	45,891
Consumer and other loans	277	17	5	299	3,656	3,955

Total	$3,715	$8,524	$37,642	$49,881	$412,961	$462,842

Included in the past due loan tables above are loans acquired in the merger with ABI. As of September 30, 2012 and December 31, 2011, the amounts were as follows:

	September 30, 2012	December 31, 2011
30-59 days past due	$4,813	$2,759
60-89 days past due	114	4,213
90 days past due and greater	7,468	10,346

Total past due	$12,395	$17,318

Troubled Debt Restructurings

As of September 30, 2012 and December 31, 2011, respectively, $12,281 and $15,384 of net loans were considered troubled debt restructurings. The Company has allocated $1,782 and $1,726 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011, respectively. Of the $1,782 and $1,726 of specific reserve as of September 30, 2012 and December 31, 2011, respectively, $1,722 and $1,538 were allocated to customers whose loans are collateral-dependent with collateral shortfalls. The Company has not committed to lend additional amounts as of September 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

The following tables represent loans by class modified as a troubled debt restructuring that occurred during the three and nine months ended September 30, 2012 and September 30, 2011, respectively:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage loans:
Residential	1	$29	$29	1	$29	$29
Commercial	2	865	865	3	2,760	2,760
Construction and land	—	—	—	—	—	—

Total	3	$894	$894	4	$2,789	$2,789

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage loans:
Residential	—	$—	$—	—	$—	$—
Commercial	4	8,214	8,214	4	8,214	8,214
Construction and land	1	300	300	2	3,375	3,375

Total	5	$8,514	$8,514	6	$11,589	$11,589

During the three and nine months ended September 30, 2012, the number of loans modified as troubled debt restructurings were three and four, respectively. The terms of these loans were modified as a troubled debt restructuring because the borrowers were experiencing financial difficulties. The loan modifications allowed the borrowers to make reduced payments, such as (i) interest-only payments through maturity, (ii) interest only payments for a limited period of time, followed by reduced principal and interest payments, or (iii) reduced principal and interest payments through maturity. The troubled debt restructurings described above increased the allowance for loan losses by $180 and $706, respectively, and did not result in any charge-offs for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2012, the number of collateral-impaired loans modified as troubled debt restructurings were one and two, respectively.

During the three and nine months ended September 30, 2011, there were five and six loans modified as troubled debt restructurings, respectively. The terms of these loans were modified as troubled debt restructurings because the borrowers were experiencing financial difficulties. The loan modifications included the following: a reduction of the stated interest rate of the loan and/or allowed the customers to make interest-only payments for a limited period of time. The troubled debt restructurings described above increased the allowance for loan losses by $1,054 and $1,154, respectively, and did not result in any charge-offs for the three and nine months ended September 30, 2011.

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2012. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The following table presents loans by class modified as troubled debt restructurings, for which there was a payment default within twelve months following the modification during the nine months ended September, 30, 2011, respectively:

	Nine Months Ended September 30, 2011
	Number of loans	Recorded Investment
Real estate mortgage loans:
Construction and land	1	$3,286

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

The troubled debt restructuring described in the table above increased the allowance for loan losses by $108 and did not result in any charge-offs during the nine months ended September 30, 2011. There were no loans classified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the three months ended September 30, 2011.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the three and nine months ended September 30, 2012 and 2011. These loans had a total recorded investment of $639 and $17,739 for the three and nine months ended September 30, 2012, respectively, and $4,099 and $15,621 for the three and nine months ended September 30, 2011, respectively. The modifications involved loans to borrowers who were not experiencing financial difficulties, and included (i) allowing the borrowers to make interest-only payments for a limited period of time (generally 18 months or less), adjusting the interest rate to a market interest rate for a specified period of time, or (iii) allowing a delay in payment that was considered to be insignificant (i.e., less than two months).

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

Special Mention:

Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard:

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

Doubtful:

Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans. As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

	September 30, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans	$34,004	$614	$379	$—	$34,997
Real estate mortgage loans:
Residential	66,880	7,221	16,206	—	90,307
Commercial	210,333	22,573	32,589	—	265,495
Construction and land	22,137	4,771	16,442	—	43,350
Consumer and other loans	2,540	258	14	—	2,812

Total	$335,894	$35,437	$65,630	$—	$436,961

	December 31, 2011
	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans	$31,836	$2,978	$900	$—	$35,714
Real estate mortgage loans:
Residential	78,724	3,773	19,543	—	102,040
Commercial	219,548	25,978	29,716	—	275,242
Construction and land	18,316	9,136	18,439	—	45,891
Consumer and other loans	3,687	250	18	—	3,955

Total	$352,111	$42,115	$68,616	$—	$462,842

Included in the risk category of loans by class of loans tables above are loans acquired in the merger with ABI. As of September 30, 2012 and December 31, 2011, the amounts were as follows:

	September 30, 2012	December 31, 2011
Special mention	$8,908	$9,674
Substandard	22,790	26,797
Doubtful	—	—

Total	$31,698	$36,471

Purchased loans

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amounts of these loans were as follows as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Commercial loans	$437	$676
Real estate mortgage loans:
Residential	10,943	14,392
Commercial	17,480	18,519
Construction and land	12,236	15,207
Consumer and other loans	7	121

Unpaid principal balance	$41,103	$48,915

Carrying amount	$33,798	$40,170

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

Accretable yield, or income expected to be collected, is as follows:

Balance at December 31, 2010	$33,910
New loans purchased, including loans classified as held-for-sale	—
Accretion of income	(3,957)
Reduction for loans sold and other	(13,610)
Reclassifications from nonaccretable difference	—
Disposals	—

Balance at December 31, 2011	$16,343

New loans purchased, including loans classified as held-for-sale	—
Accretion of income	(1,791)
Reduction for loans sold and other	—
Reclassifications from nonaccretable difference	—
Disposals	—

Balance at September 30, 2012	$14,552

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $777 and $4 as of September 30, 2012 and December 31, 2011, respectively. Additionally, no allowance for loan losses was reversed during the nine months ended September 30, 2012 or the year ended December 31, 2011.

Income is not recognized on certain purchased loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amounts of such loans were $8,538 as of September 30, 2012 and were included in our nonaccrual loan balance as of September 30, 2012.

NOTE 5 – GOODWILL

The change in goodwill during the year ended December 31, 2011 and during the nine months ended September 30, 2012 was as follows:

Balance at December 31, 2010	$12,498
Additions: Goodwill related to acquisition of ABI	1,798
Impairment	(11,159)

Balance at December 31, 2011	$3,137

Additions	—
Impairment	(3,137)

Balance at September 30, 2012	$—

Impairment exists when the carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of our single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount exceeds its fair value, we are required to perform a second step to the impairment test. Step 2 of the impairment test is performed to measure the potential impairment loss, which requires that the implied fair value of goodwill be compared with the carrying amount. The amount of excess carrying amount over the implied fair value is recognized as an impairment loss.

The Company evaluates goodwill for impairment annually as of September 30th unless events or changes in circumstances indicate potential impairment has occurred between formal assessments. A third-party valuation specialist was engaged to assist management in determining the fair value of the Company and whether goodwill was impaired. The fair value was determined by comparing the output of several different valuation methodologies including:

•

Net asset valuation method—this methodology develops a valuation indication in the context of a going concern by adjusting the reported book values of the Company’s assets to their market values and subtracting its liabilities. The indicated value should not be interpreted as an estimate of liquidation value,

•	Guideline public company method—this methodology utilizes the pricing of publicly-traded banks and bank holding companies bearing certain similarities to the Company,

•	Guideline transactions method—this methodology utilizes pricing data from change of control transactions involving appropriately comparable banks and bank holding companies, and

JACKSONVILLE BANCORP, INC.

NOTE 5 – GOODWILL (Con’t.)

•	Discounted cash flow method – this methodology relies upon the perception of a future stream of benefits, the present value of which represents the indication of value of the Company.

As a result of our net loss as of December 31, 2011, largely due to the recording of an additional provision for loan losses and a full valuation of our deferred tax asset, the Company updated its annual goodwill impairment test as of December 31, 2011 and concluded there was an impairment of $11,159. The annual impairment analysis as of September 30, 2012 determined that there had been a goodwill impairment of $3,137, which reduced the carrying value of the remaining goodwill balance to zero. This impairment was due to several factors, including the financial performance of the Company during 2012 and the increased provision for loan losses.

NOTE 6 – SHORT-TERM BORROWING AND FEDERAL HOME LOAN BANK ADVANCES

As of September 30, 2012 and December 31, 2011, advances from the Federal Home Loan Bank (“FHLB”) were as follows:

	September 30, 2012	December 31, 2011
Overnight advances maturing daily at a daily variable interest rate of 0.36% on September 28, 2012	$—	$18,600
Advances maturing January 9, 2012 at a fixed rate of 2.30%	—	8,002
Advances maturing May 29, 2012 at a fixed rate of 2.11%	—	5,000
Advances maturing July 15, 2014 at a fixed rate of 2.42%	2,500	2,500
Advance maturing January 9, 2015 at a fixed rate of 0.88%	4,000	—
Advances maturing March 2, 2015 at a fixed rate of 0.76%	2,000	—
Advances maturing July 15, 2016 at a fixed rate of 2.81%	2,500	2,500
Advances maturing January 9, 2017 at a fixed rate of 1.40%	4,000	—
Advances maturing May 30, 2017 at a fixed rate of 1.23%	5,000	—

Total advances from the FHLB	$20,000	$36,602

Each advance is payable at its maturity date, with a prepayment penalty for early termination. The advances are collateralized by a blanket lien arrangement on the Company’s first mortgage loans, second mortgage loans and commercial real estate loans. Based upon this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to a total of $38,055 as of September 30, 2012 and had borrowed $20,000, leaving $18,055 available.

The Company also has a “Borrower in Custody” line of credit with the Federal Reserve by pledging collateral. The amount of this line as of September 30, 2012 was $25,566, all of which was available on that date.

Also included in FHLB Advances and other borrowings on the Company’s consolidated balance sheets as of September 30, 2012 and December 31, 2011 was $209 that related to certain loan participation agreements that were classified as secured borrowings as they did not qualify for sale accounting treatment. A corresponding amount was recorded as an asset within Loans on the Company’s consolidated balance sheets.

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENT

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure. Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating-rate contract (90-day LIBOR plus 375 basis points). This derivative instrument was recognized on the balance sheet in other liabilities at its fair value of $1,344 on September 30, 2012.

Credit risk may result from the inability of the counterparties to meet the terms of their contracts. The Company’s exposure is limited to the replacement value of the contracts rather than the notional amount.

JACKSONVILLE BANCORP, INC.

NOTE 8 – SUBORDINATED DEBENTURES

The Company and ABI have participated in four offerings related to debt securities and trust preferred securities, each with 30-year lives. Interest on all subordinated debentures related to trust preferred securities is payable quarterly. Under these arrangements, the Company has the right to defer dividend payments to the trust preferred security holders for up to five years. On August 21, 2012, the Company exercised its contractual right to defer interest payments with respect to all of the outstanding trust preferred securities. Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty. These payments are periodically evaluated and will be reinstated when appropriate.

NOTE 9 – CAPITAL ADEQUACY

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

The “prompt corrective action” rules provide that a bank will be: (i) “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage capital ratio of 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive by a federal bank regulatory agency to maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally has a leverage capital ratio of 4% or greater; (iii) “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or generally has a leverage capital ratio of less than 4%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage capital ratio of less than 3%; or (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% to total assets. The federal bank regulatory agencies have authority to require additional capital.

The Bank was adequately capitalized as of September 30, 2012. Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the Federal Deposit Insurance Corporation (“FDIC”) prior to accepting or renewing brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had a Memorandum of Understanding (“MoU”) with the FDIC and the Florida Office of Financial Regulation (“OFR”) that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%. Recently, on July 13, 2012, the 2008 MoU was replaced by a new MoU (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%. We did not meet the minimum capital requirements of these memorandums as of September 30, 2012 and December 31, 2011, when the Bank had total risk-based capital of 8.00% and 9.85% and Tier 1 leverage capital of 5.25% and 6.88%, respectively.

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.

The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total capital to risk-weighted assets of at least 8.00%, at least half of which must be Tier 1 capital. As of September 30, 2012, the Company did not meet these requirements.

Higher capital may be required in individual cases, and depending upon a bank holding company’s risk profile. All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. The Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity. The level of Tier 1 capital to risk-adjusted assets is becoming more widely used by the bank regulators to measure capital adequacy. The Federal Reserve has not advised the Company of any specific minimum capital ratios applicable to it. Under Federal Reserve policies, bank

JACKSONVILLE BANCORP, INC.

NOTE 9 – CAPITAL ADEQUACY (Cont.)

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

•

Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009, will be permitted to include trust preferred securities that were issued before May 19, 2010, as Tier 1 capital, but trust preferred securities issued by a bank holding company (other than those with assets of less than $500 million) after May 19, 2010 will no longer count as Tier 1 capital.

Under the Basel III capital rules proposed by the Federal Reserve and the FDIC in June 2012, the risk weights of assets, the definitions of capital and the amounts and types of capital will be changed. Among other things, trust preferred securities will be phased out of Tier 1 capital 10% per year starting in 2013 and new capital requirements will be implemented.

The following tables present the capital ratios and related information for the Company and the Bank as of September 30, 2012 and December 31, 2011, respectively.

	Actual		For Capital Adequacy Purposes		Minimum To Be Adequately Capitalized Under Prompt Corrective Action Provisions
September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$27,572	6.28%	$35,144	8.00%	N/A	N/A
Bank	35,030	8.00	35,030	8.00	$35,030	8.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	14,617	3.33	17,572	4.00	N/A	N/A
Bank	29,399	6.71	17,521	4.00	17,521	4.00
Tier 1 (Core) capital to average assets:
Consolidated	14,617	2.60	25,514	4.00	N/A	N/A
Bank	29,399	5.25	22,389	4.00	22,389	4.00

	Actual		For Capital Adequacy Purposes		Minimum To Be Adequately Capitalized Under Prompt Corrective Action Provisions
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$45,312	9.63%	$37,645	8.00%	N/A	N/A
Bank	46,119	9.85	37,466	8.00	$37,466	8.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	31,679	6.73	18,822	4.00	N/A	N/A
Bank	40,176	8.58	18,733	4.00	18,733	4.00
Tier 1 (Core) capital to average assets:
Consolidated	31,679	5.38	23,551	4.00	N/A	N/A
Bank	40,176	6.88	23,367	4.00	23,367	4.00

JACKSONVILLE BANCORP, INC.

NOTE 9 – CAPITAL ADEQUACY (Cont.)

During the nine months ended September 30, 2012, the Company executed a financial advisory agreement with an investment banking firm (the “Firm”) to assist in raising capital. For additional details relating to the Company’s current capital raise efforts, please refer to Note 2 – Capital Raise.

Dividends and Distributions

Dividends received from the Bank historically have been Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt. Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders. Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings. Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the Bank’s regulators. The Bank has not paid dividends since October 2009 and cannot currently pay dividends. Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies. Bancorp has relied upon a line of credit from its directors to pay its expenses during such time. As of September 30, 2012, there were no remaining funds available under this line of credit.

NOTE 10 – FAIR VALUE

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities are measured using valuation techniques specific to the following three-tier hierarchy, which prioritizes the inputs used in measuring fair value.

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

JACKSONVILLE BANCORP, INC.

NOTE 10 – FAIR VALUE (Con’t.)

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, for which the Company has elected the fair value option, by level within the hierarchy:

September 30, 2012	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$10,560	$—	$10,560	$—
State and political subdivisions	18,218	—	18,218	—
Mortgage-backed securities - residential	36,916	—	36,916	—
Collateralized mortgage obligations	20,993	—	20,993	—
Corporate bonds	2,151	—	2,151	—
Liabilities:
Derivative liability	1,344	—	1,344	—

December 31, 2011	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$3,093	$—	$3,093	$—
State and political subdivisions	17,881	—	17,881	—
Mortgage-backed securities - residential	33,052	—	33,052	—
Collateralized mortgage obligations	9,114	—	9,114	—
Corporate bonds	—	—	—	—
Liabilities:
Derivative liability	1,151	—	1,151	—

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

The following tables present information about our assets measured at fair value on a non-recurring basis as of September 30, 2012 and December 31, 2011, by level within the fair value hierarchy. The amounts in the tables represent only assets for which the carrying amount has been adjusted for impairment during the period; therefore, these amounts will differ from the total amounts outstanding.

September 30, 2012	Total	Level I	Level II	Level III
Impaired Loans:
Real estate mortgage loans:
Residential	$659	$—	$—	$659
Commercial	5,447	—	—	5,447
Construction and land	3,054	—	—	3,054
Other real estate owned:
Residential	732	—	—	732
Commercial	2,330	—	—	2,330
Construction and land	1,537	—	—	1,537

JACKSONVILLE BANCORP, INC.

NOTE 10 – FAIR VALUE (Con’t.)

December 31, 2011	Total	Level I	Level II	Level III
Impaired Loans:
Real estate mortgage loans:
Residential	$215	$—	$—	$215
Commercial	3,489	—	—	3,489
Construction and land	236	—	—	236
Other real estate owned:
Residential	1,095	—	—	1,095
Commercial	3,340	—	—	3,340
Construction and land	3,533	—	—	3,533

The Company used the following methods and significant assumptions to estimate the fair value of each type of non-recurring financial instrument:

Impaired Loans (Collateral Dependent): Management determined fair value measurements on impaired loans primarily through evaluations of appraisals performed. The Company considered the appraisal as the starting point for determining fair value and then considered other factors and events in the environment that affected the fair value. Appraisals for impaired loans are obtained by the Chief Credit Officer and performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once reviewed, a third party specialist reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraisal value to arrive at fair value. Adjustments may be made to reflect the age of the appraisal and the type of underlying property. Certain current appraised values were discounted to estimated fair value based on current market data such as recent sales of similar properties, discussions with potential buyers and negotiations with existing customers. The Company’s overall strategy is to accelerate the disposition of substandard assets through such arrangements.

Other Real Estate Owned (“OREO”): Assets acquired as a result of, or in lieu of, loan foreclosure are initially recorded at fair value (based on the lower of the current appraised value or listing price) at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Management has determined fair value measurements on OREO primarily through evaluations of appraisals performed and current and past offers for the OREO under evaluation. Appraisals of OREO are obtained subsequent to acquisition as deemed necessary by the Chief Credit Officer. Appraisals are reviewed for accuracy and consistency by a third-party specialist supervised by the Chief Credit Officer, and are selected from the list of approved appraisers maintained by management.

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between fair value levels for September 30, 2012 and December 31, 2011, respectively.

Quantitative Information about Level III Fair Value Measurements:

The following table presents quantitative information about unobservable inputs for assets measured on a non-recurring basis using Level III measurements for the nine months ended September 30, 2012. This quantitative information is the same for each class of loans.

September 30, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Impaired loans (collateral-dependent)	$9,160	Market comparable properties	Marketability discount	7.9%
Other real estate owned	4,599	Market comparable properties	Comparability adjustments	24.8

JACKSONVILLE BANCORP, INC.

NOTE 10 – FAIR VALUE (Con’t.)

The tables below summarize the outstanding balance, valuation allowance, net carrying amount and period expense related to Level III non-recurring instruments for the nine months ended September 30, 2012 and for the year ended December 31, 2011:

September 30, 2012	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral-dependent)	$13,035	$3,875	$9,160	$10,691
Other real estate owned	6,344	1,745	4,599	2,291

December 31, 2011	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral-dependant)	$5,500	$1,560	$3,940	$2,254
Other real estate owned	9,957	1,989	7,968	1,347

Fair Value of Financial Instruments:

The carrying amount and estimated fair values of financial instruments as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$13,661	$13,661	$9,955	$9,955
Securities available-for-sale	88,838	88,838	63,140	63,140
Loans, net	418,654	426,911	449,583	461,210
Federal Home Loan Bank stock	2,343	N/A	2,707	N/A
Independent Bankers’ Bank stock	178	N/A	178	N/A
Accrued interest receivable	2,490	2,490	2,598	2,598
Interest rate swap	—	—	—	—

Financial Liabilities:
Deposits	$493,205	$499,055	$473,907	$474,161
Other borrowings	24,209	24,672	39,811	40,121
Subordinated debentures	16,074	8,541	16,026	8,723
Accrued interest payable	426	426	305	305
Interest rate swap	1,344	1,344	1,151	1,151

The methods and assumptions not previously presented, used to estimate fair value, are described as follows:

Cash and cash equivalents:

The carrying amounts of cash and cash equivalents approximate the fair value and are classified as either Level I or Level II in the fair value hierarchy. As of September 30, 2012, the breakdown of cash and cash equivalents between Level I and Level II were $11,917 and $1,744, respectively.

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

JACKSONVILLE BANCORP, INC.

NOTE 10 – FAIR VALUE (Con’t.)

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

Off-balance sheet instruments:

The fair value of off-balance sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments as of September 30, 2012 was not material.

JACKSONVILLE BANCORP, INC.

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

Forward-Looking Statements

All statements, other than statements of historical facts, included in this Quarterly Report on Form 10-Q regarding our estimates, expectations, beliefs, intentions, projections or strategies for the future, results of operations, financial position, prospects and plans and objectives of management for future operations may be “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995, as amended. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short- and long-term business operations and objectives and financial needs. These forward-looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions (“will,” “may,” “could,” “should,” etc.). Statements contemplating or making assumptions about actual or potential future operating results also constitute forward-looking statements. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, including our ability to raise additional capital, the future economic, business and market conditions, legislative and regulatory changes, fluctuations in interest rates, our ability to minimize credit risk and nonperforming assets, demand for products, and competition, and, therefore, actual results could differ materially from those contemplated by the forward-looking statements. In addition, the Company assumes no duty to update forward-looking statements to reflect events or circumstances after the date of such statements.

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

Our goal is to focus on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on interest-earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses; and strengthening asset quality. During the second quarter of 2012, the Company adopted a new overall strategy to accelerate the disposition of substandard assets on an individual customer basis. Certain current appraised values were discounted to estimated fair market value based on current market data such as recent sales of similar properties, discussions with potential buyers and negotiations with existing customers. This has materially impacted the Company’s earnings for the three and nine months ended September 30, 2012 through the increased provision for loan losses. The Company expects to continue this new strategy for the foreseeable future.

In addition, the Company has executed a financial advisory agreement with an investment banking firm (the “Firm”) to assist in raising capital. During the third quarter of 2012, Bancorp executed a Stock Purchase Agreement (the “Stock Purchase Agreement”) with its largest shareholder, CapGen Capital Group IV LP (“CapGen”), for the sale of up to 25,000 shares of the Company’s preferred stock, to-be-designated as Mandatorily Convertible, Noncumulative, Nonvoting Perpetual Preferred Stock, Series A (“Series A Preferred Stock”) with a liquidation preference of $1,000 per share.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

The Stock Purchase Agreement was approved unanimously by Bancorp’s Board of Directors in contemplation of the private placement of 50,000 shares of Series A Preferred Stock at a purchase price of $1,000 per share for an aggregate of $50.0 million (the “Private Placement”). The closing of the Private Placement is conditioned upon certain factors, among other customary closing conditions, including: (i) the aggregate sale of $50.0 million in Series A Preferred Stock to investors, (ii) the determination of the conversion price and conversion rate of the Series A Preferred Stock issuance, (iii) the receipt of Federal Reserve approval of CapGen’s additional investment in Bancorp, (iv) the receipt of an opinion from the Company’s independent auditors that the Private Placement should not be an “ownership change” for purposes of Section 382 of the Internal Revenue Code, and (v) the receipt of a fairness opinion from a third-party investment banker.

Also in the third quarter of 2012, Bancorp completed a $5.0 million capital raise through the sale of 5,000 shares of the Company’s Noncumulative, Nonvoting, Perpetual Preferred Stock, Series B, $0.01 par value (“Series B Preferred Stock”), at a purchase price of $1,000 per share. Proceeds from the sale of Series B Preferred Stock were $4.9 million, net of offering expenses, and were used for general operating expenses mainly for the subsidiary bank. In connection with the $5.0 million capital raise, Bancorp and CapGen entered into an Exchange Agreement whereby Bancorp agreed to exchange shares of Series B Preferred Stock for the Series A Preferred Stock simultaneously with the issuance of shares of Series A Preferred Stock in the Private Placement (the “Exchange”), unless such shares of Series B Preferred Stock are first redeemed by the Company. In the Exchange, all issued and outstanding shares of Series B Preferred Stock would be exchanged for the number of shares of Series A Preferred Stock having an aggregate liquidation preference equal to the aggregate Series B liquidation preference, unless otherwise specified under the closing terms of the Private Placement.

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

Allowance for Loan Losses:

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses on existing loans that may become uncollectible based on evaluations of the collectability of the loans. The evaluations take into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers’ ability to pay. The level of allowance for loan losses is also impacted by increases and decreases in loans outstanding, because either more or less allowance is required as the amount of the Company’s credit exposure changes. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of provision for loan losses, and related allowance can, and will, fluctuate.

Other Real Estate Owned (“OREO”):

OREO includes real estate acquired through foreclosure or deed taken in lieu of foreclosure. These amounts are recorded at estimated fair value (based on the lower of current appraised value or listing price), less costs to sell the property, with any difference between the fair value of the property and the carrying value of the loan being charged to the allowance for loan losses. Subsequent changes in fair value are reported as adjustments to the carrying amount. Those subsequent changes, as well as any gains or losses recognized on the sale of these properties, are included in noninterest expense.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Deferred Income Taxes:

Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income. From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against our deferred tax asset as of December 31, 2011. The Company performed an analysis as of September 30, 2012 and determined the need for a valuation allowance still existed. To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once the Company can demonstrate a sustainable return to profitability and conclude that it is more-likely-than-not that the deferred tax asset will be utilized prior to expiration.

Goodwill and Other Intangible Assets:

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Impairment exists when the carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value. If the carrying amount exceeds its fair value, we are required to perform a second step to the impairment test. Step 2 of the impairment test is performed to measure the potential impairment loss, which requires that the implied fair value of goodwill be compared with the carrying amount. The amount of excess carrying amount over the implied fair value is recognized as an impairment loss.

An impairment analysis as of December 31, 2011 determined that as a result of our net loss as of December 31, 2011, largely due to the recording of an additional provision for loan losses and a full valuation allowance on our deferred tax asset, there was a goodwill impairment of $11.2 million, leaving a balance of $3.1 million. The annual impairment analysis as of September 30, 2012 determined that there had been a goodwill impairment of $3.1 million, which reduced the carrying value of the remaining goodwill balance to zero. This impairment was due to several factors, including the financial performance of the Company during 2012 and the increased provision for loan losses. The Company recorded a charge to earnings in the third quarter for the same amount of the impairment which contributed to our net loss for the nine months ended September 30, 2012.

Additional information with regard to the Company’s methodology and reporting of its critical accounting policies is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

Introduction

On the following pages, management presents an analysis of the financial condition of the Company as of September 30, 2012 compared to December 31, 2011, and the results of operations for the three and nine months ended September 30, 2012 compared with the same periods in 2011. This discussion is designed to provide a more comprehensive review of the operating results and financial position than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein, and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

Comparison of Financial Condition as of September 30, 2012 and December 31, 2011

Total assets decreased $9.9 million, or 1.8%, from $561.4 million as of December 31, 2011 to $551.6 million as of September 30, 2012. The Company experienced a significant increase in securities available-for-sale of $25.7 million, or 40.7%, and cash and cash equivalents of $3.7 million, or 37.2%, during the nine months ended September 30, 2012. This increase was primarily offset by a reduction in net loans of $30.9 million, or 6.9%, other real estate owned of $3.4 million, or 42.3%, and a full impairment of the remaining balance of goodwill in the amount of $3.1 million during the same period.

Total cash and cash equivalents increased by $3.7 million, from $10.0 million as of December 31, 2011 to $13.7 million as of September 30, 2012. Investment securities available-for-sale increased $25.7 million to $88.8 million as of September 30, 2012. During the nine months ended September 30, 2012, the Company purchased $23.1 million in GNMA and FNMA securities, $6.0 million in SBA bonds, $2.0 million in agency securities and $2.0 million in corporate bonds. In addition, we received $9.4 million in proceeds from principal repayments, maturities and calls.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Total deposits increased $19.3 million, or 4.1%, from $473.9 million as of December 31, 2011 to $493.2 million as of September 30, 2012. During the nine months ended September 30, 2012, noninterest-bearing demand deposits increased $5.0 million, or 6.0%, from $82.9 million as of December 31, 2011 to $87.8 million as of September 30, 2012; money market, NOW and savings deposits decreased $2.4 million, or 1.2%, from $199.1 million as of December 31, 2011 to $196.7 million as of September 30, 2012; and time deposits increased $16.7 million, or 8.7%, from $192.0 million as of December 31, 2011 to $208.7 million as of September 30, 2012. The overall increase in time deposits was driven primarily by the $37.1 million increase in National CDs. The Company is not currently offering or renewing our brokered CDs.

FHLB advances and other borrowings decreased by $16.6 million as of September 30, 2012 from December 31, 2011. Loans from related parties increased to $4.0 million as of September 30, 2012 from $3.0 million as of December 31, 2011. On August 21, 2012, the Company exercised its contractual rights to defer interest payments with respect to all of its trust preferred securities. Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty. The Company believes it prudent capital stewardship to refrain from making further payments until the completion of the Private Placement. These payments are periodically evaluated and will be reinstated when appropriate.

Total shareholders’ equity decreased by $15.8 million from $29.3 million as of December 31, 2011 to $13.6 million as of September 30, 2012. The decrease is mainly attributable to a net loss of $21.2 million. This loss was slightly offset by $4.9 million in additional paid-in capital from the issuance of the Series B Preferred Stock combined with a net increase of $463 thousand for net unrealized gains on securities and cash flow hedge. The Company had 40,000,000 authorized shares of $.01 par value common stock, of which 5,890,880 shares were issued and outstanding as of September 30, 2012. In addition, the company had 10,000,000 authorized shares of preferred stock, 10,000 of which were designated as $.01 par value preferred stock, Series B, with 5,000 shares issued and outstanding as of September 30, 2012.

Comparison of Operating Results for the Nine Months Ended September 30, 2012 and 2011

Net Income

The Company had a net loss for the nine months ended September 30, 2012 of $21.2 million, compared to $2.8 million of net income for the nine months ended September 30, 2011. On a diluted per share basis, the net loss was $3.60 for the nine months ended September 30, 2012, compared to net income of $0.47 per diluted share for the same period in the prior year. The net loss for the nine months ended September 30, 2012 was driven primarily by (i) an increase in the provision for loan losses, noncash goodwill impairment expense and OREO expenses, (ii) an increase in loan related expenses, and (iii) a decrease in interest income on loans.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $15.8 million for the nine months ended September 30, 2012, compared to $18.2 million for the same period in 2011. The average yield on interest-earning assets for the nine months ended September 30, 2012 was 4.82%, a decrease of 69 basis points, compared to the 5.51% yield earned during the same period in the prior year.

Total interest income decreased $3.8 million for the nine months ended September 30, 2012 when compared to the same period in 2011. This decrease was primarily driven by a decrease in average earning assets, in particular, average loan balances which declined by $44.0 million when compared to the same period in the prior year. This decrease was also the result of a decrease in the average yield on loans from the 5.93% recognized during the nine months ended September 30, 2011 to 5.36% for the nine months ended September 30, 2012. The decrease in the loan yield was driven by the following factors when compared to the same period in the prior year:

•	Decrease in accretion recognized on acquired loans of approximately $1.4 million;

•	Decrease in the weighted-average loan yield for new loans of 74 basis points; and

•	Modifications to reduce existing loan rates to be competitive in the current low-rate market environment.

The average cost of interest-bearing liabilities decreased 34 basis points from 1.49% for the nine months ended September 30, 2011 to 1.15% for the same period in 2012. The decrease in the average cost of interest-bearing deposits and all interest-bearing liabilities reflect an ongoing reduction in interest rates paid on deposits as a result of the re-pricing of

JACKSONVILLE BANCORP, INC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

deposits in the current market environment. Additionally, average noninterest-bearing demand deposits increased $9.8 million with average interest-bearing deposits decreasing $28.6 million over the previous year’s nine-month period, which further reduced our overall funding costs.

The net interest margin decreased by 39 basis points, from 4.24% for the nine months ended September 30, 2011 to 3.85% for the same period in 2012. The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and has reduced the rates paid on its core deposits.

Average Balance Sheet; Interest Rates and Interest Differential. The following table sets forth the average daily balances for each major category of assets, liabilities and shareholders’ equity as well as the amounts and average rates earned or paid on each major category of interest-earning assets and interest-bearing liabilities.

	Nine Months Ended September 30,
	2012			2011
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans (1)	$454,195	$18,233	5.36%	$498,154	$22,086	5.93%
Securities (2)	81,691	1,500	2.45	66,080	1,450	2.93
Other interest-earning assets (3)	12,681	52	0.55	8,371	63	1.01

Total interest-earning assets	548,567	19,785	4.82	572,605	23,599	5.51

Noninterest-earning assets (4)	26,905			46,669

Total assets	$575,472			$619,274

Interest-bearing liabilities:
Savings deposits	$10,679	$31	0.39%	$12,419	$74	0.80%
NOW deposits	21,746	12	0.07	19,021	20	0.14
Money market deposits	172,416	981	0.76	172,327	1,244	0.97
Time deposits	212,994	1,848	1.16	242,715	3,024	1.67
FHLB advances	22,333	248	1.48	20,645	285	1.85
Federal Reserve and other borrowings(8)	3,333	213	8.54	1,745	111	8.50
Subordinated debt	16,050	637	5.30	15,985	667	5.58
Other interest-bearing liabilities(5)	256	—	—	1,085	—	—

Total interest-bearing liabilities	459,807	3,970	1.15	485,942	5,425	1.49

Noninterest-bearing liabilities	89,391			79,894
Shareholders’ equity	26,274			53,438

Total liabilities and shareholders’ equity	$575,472			$619,274

Net interest income		$15,815			$18,174

Interest rate spread(6)			3.67%			4.02%

Net interest margin(7)			3.85%			4.24%

(1)	Average loans include nonperforming loans. Interest on loans includes deferred loan fees.
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

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Rate/Volume Analysis. The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Nine Months Ended September 30,
	2012 Versus 2011(1)
	Increase (decrease) due to changes in:
(Dollars in thousands)	Volume	Rate	Net Change
Interest income:
Loans	$(1,860)	$(1,993)	$(3,853)
Securities	309	(259)	50
Other interest-earning assets	25	(36)	(11)

Total interest income	(1,526)	(2,288)	(3,814)

Interest expense
Savings deposits	(9)	(34)	(43)
NOW deposits	3	(11)	(8)
Money market deposits	1	(264)	(263)
Time deposits	(338)	(838)	(1,176)
FHLB advances	22	(59)	(37)
Federal Reserve and other borrowings	101	1	102
Subordinated debt	3	(33)	(30)
Other interest-bearing liabilities	—	—	—

Total interest expense	(217)	(1,238)	(1,455)

Increase in net interest income	$(1,309)	$(1,050)	$(2,359)

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was $1.1 million for the nine months ended September 30, 2012, compared to $1.2 million for the same period in 2011. This decrease was driven primarily by a $72 thousand decrease in service charges on deposit accounts with all other components remaining relatively flat period over period.

Noninterest expense increased to $20.6 million for the nine months ended September 30, 2012, compared to $13.5 million for the same period in 2011. This increase was mainly due to a noncash goodwill impairment of $3.1 million, an increase in OREO expenses and write-downs of $1.8 million, an increase in loan related expenses in the amount of $1.2 million, and capital raise expenses of $497 thousand as a result of the extended time frame of raising capital, when compared to the same period in the prior year. In addition, increases to compensation, professional fees, and advertising and business development were offset by reductions in data processing, occupancy and equipment, and regulatory assessments.

The income tax benefit for the nine months ended September 30, 2012 was $136 thousand compared to $1.7 million for the same period in 2011. The Company recorded a full valuation allowance against its deferred taxes as of December 31, 2011. This was substantially due to the fact that it was more-likely-than-not that the benefit would not be realized in future periods due to Section 382 of the Internal Revenue Code. The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income (“OCI”), which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against the net deferred tax assets, there is a loss from continuing operations, and income in other components of the financial statements. In such a case, income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. During the nine-month period ended September 30, 2012, this resulted in $136 thousand of income tax benefit allocated to continuing operations.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

Net Income

The Company had a net loss for the third quarter of 2012 of $10.7 million, compared to $1.3 million of net income in the third quarter of 2011. On a diluted per share basis, the net loss was $1.81 for the third quarter of 2012, compared to net income of $0.22 per diluted share for the third quarter of 2011. The net loss for the third quarter of 2012 as compared to net income for the same period in 2011 was driven primarily by (i) an increase in the provision for loan losses, noncash goodwill impairment expense and OREO expenses, (ii) an increase in loan related expenses, and (iii) a decrease in interest income on loans.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $5.4 million for the third quarter ended September 30, 2012, compared to $6.0 million for the third quarter of 2011. The average yield on interest-earning assets for the third quarter of 2012 was 4.86%, a 59 basis point decrease from the 5.45% yield earned during the third quarter of 2011.

Interest income decreased $1.1 million when compared to the third quarter of the prior year. This decrease was driven primarily by a decrease in average earning assets, in particular, average loan balances which declined by $36.2 million when compared to the prior year. This decrease was also attributable to a decrease in the loan yield to 5.42% for the third quarter ended September 30, 2012 from the 5.93% recognized during the same period in 2011. The decrease in the loan yield was driven by the following factors when compared to the same period in the previous year:

•	Decrease in accretion recognized on acquired loans of approximately $570 thousand;

•	Decrease in the weighted-average loan yield for new loans of 60 basis points; and

•	Modifications to reduce existing loan rates to be competitive in the current low-rate market environment.

The average cost of interest-bearing liabilities decreased 37 basis points from 1.46% in the third quarter of 2011 to 1.09% in the third quarter of 2012. The average cost of interest-bearing deposits and all interest-bearing liabilities reflect the ongoing reduction in interest rates paid on deposits as a result of the re-pricing of deposits in the current market environment. Additionally, average noninterest-bearing demand deposits increased $10.0 million with average interest-bearing deposits decreasing $27.2 million over the third quarter of 2011, which further reduced our overall funding costs.

The net interest margin decreased by 27 basis points, from 4.22% for the third quarter of 2011, to 3.95% for the same period in 2012. The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and has taken action to reduce costs through reductions in the rates paid on its core deposits.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Asset Quality

The Company has identified certain assets as risk elements. These assets include nonperforming loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, troubled debt restructurings, and foreclosed real estate. Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due. These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company’s nonperforming loans, foreclosed assets and troubled debt restructurings as of September 30, 2012 and December 31, 2011 were as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Nonperforming loans:
Commercial real estate	$13,064	$17,081
Residential real estate	9,879	13,684
Construction and land real estate	11,939	14,953
Commercial	276	1,168
Consumer loans and other	10	18
Loans past due over 90 days still on accrual	—	—

Total nonperforming loans(1)	35,168	46,904
Foreclosed assets, net	4,599	7,968

Total nonperforming assets	39,767	54,872

Performing loans classified as troubled debt restructuring	3,347	2,727
Nonperforming loans classified as troubled debt restructuring(1)	8,934	12,657

Total loans classified as troubled debt restructuring	$12,281	$15,384

Nonperforming loans as a percent of gross loans	8.05%	10.13%
Nonperforming loans and foreclosed assets as a percent of total assets	7.21%	9.77%

(1)	Nonperforming loans classified as troubled debt restructurings are also included in the total nonperforming loans above.

The Company had loan balances of $12.3 million for customers whose loans were classified as troubled debt restructurings and such loans are included in the impaired loans balance of $38.5 million as of September 30, 2012. Of the $12.3 million, $10.0 million were classified as troubled debt restructurings with collateral shortfalls. There were no additional funds committed to customers whose loans were classified as troubled debt restructurings. Most of these loans were modified to suspend principal payments for a period of time less than or equal to 13 months, the interest rate was modified, or there was a court-ordered fixed payment amount. Of the $4.7 million allowance for loan losses allocated to impaired loans, the Company has allocated $1.7 million to customers whose loan terms have been modified as troubled debt restructurings with collateral shortfalls and $60 thousand to the remaining troubled debt restructurings. As of September 30, 2012, $8.9 million of troubled debt restructurings were on nonaccrual with the remaining $3.4 million still accruing interest.

The terms of certain other loans were modified during the period ended September 30, 2012 that did not meet the definition of a troubled debt restructuring. These loans had a total recorded investment as of September 30, 2012 of $639 thousand. The modification of these loans involved modifications to the terms of loans for borrowers who were not experiencing financial difficulties. Such modifications included allowing the borrower to make interest only payments for a limited period of time (generally 18 months or less), adjusting the interest rate to market interest rates for the remaining term of the loan, or allowing a delay in payment that was considered to be insignificant (i.e., less than two months).

Nonperforming loans decreased during the nine-month period ended September 30, 2012 from $46.9 million as of December 31, 2011 to $35.2 million as of September 30, 2012. Nonperforming assets decreased by $15.1 million from December 31, 2011 to September 30, 2012. The decrease in nonperforming assets as of September 30, 2012 was primarily driven by an increase in loan charge-offs, write-downs on OREO, and the disposition of substandard assets during the nine months ended September 30, 2012. This is consistent with the Company’s overall strategy to accelerate the disposition of substandard assets. The Company anticipates that the accelerated disposition of substandard assets, which includes OREO, will continue or possibly increase in future periods.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Loans past due still accruing interest as of September 30, 2012 are categorized as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$—	$172	$—	$172
Real estate mortgage loans:
Residential	3,946	638	—	4,584
Commercial	2,526	3,032	—	5,558
Construction and land	799	—	—	799
Consumer and other loans	259	—	—	259

Total	$7,530	$3,842	$—	$11,372

The increase in total loans past due 30-89 days still accruing interest from $7.7 million as of December 31, 2011 to $11.4 million as of September 30, 2012 was driven primarily by one large relationship of $2.5 million that is in the process of being renewed, pending regulatory approval, and one loan of $3.5 million that was in process of executing a forbearance agreement in order to refinance to a lender providing government guaranteed loans. Both of these situations are anticipated to be resolved in the near term.

The Bank has experienced a decrease in adversely classified loans from $68.6 million as of December 31, 2011 to $65.6 million as of September 30, 2012. Of the $65.6 million as of September 30, 2012, $22.8 million were adversely classified loans from the merger with Atlantic BancGroup, Inc. (“ABI”). The $22.8 million adversely classified loans from ABI are net of a fair value adjustment of $3.5 million, or 13.2% of the gross contractual amount receivable as of September 30, 2012. In addition, of the $65.6 million as of September 30, 2012, $37.9 million was listed as impaired. All adversely classified loans are monitored closely and the majority of these loans are collateralized by real estate.

Loans are impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms. As of September 30, 2012, impaired loans decreased by $10.2 million to $38.5 million, compared to $48.7 million as of December 31, 2011. Of the $38.5 million impaired loans as of September 30, 2012, $35.2 million were nonperforming loans and $9.0 million were loans acquired from the merger with ABI.

The Company critically evaluates all requests for additional funding on classified loans to determine whether the borrower has the capacity and willingness to repay. Any requests of this nature require concurrence by the Loan Committee of the Bank’s board of directors.

The Company purchased loans in its acquisition of ABI, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually-required payments would not be collected. Loans acquired with deteriorated credit quality are included in our various disclosures of credit quality, to include: loans on nonaccrual; loans past due; special mention loans; substandard loans; and doubtful loans. The table below discloses the total loans for the Company, total loans acquired in the acquisition of ABI, the loans acquired with deteriorated credit quality and the percent of loans acquired with deteriorated credit quality to total loans for the Company for each credit metric.

	September 30, 2012
(Dollars in thousands)	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total
Nonaccrual	$35,168	$8,962	$8,538	24.3%

Past Due	42,071	12,395	12,078	28.7%

Special Mention	35,437	8,908	6,733	19.0%
Substandard	65,630	22,790	17,547	26.7%
Doubtful	—	—	—	0.0%

	$101,067	$31,698	$24,280	24.0%

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

	December 31, 2011
(Dollars in thousands)	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total
Nonaccrual	$46,904	$11,472	$11,242	24.0%

Past Due	49,881	17,318	14,324	28.7%

Special Mention	42,115	9,674	8,740	20.8%
Substandard	68,616	26,797	23,770	34.6%
Doubtful	—	—	—	0.0%

	$110,731	$36,471	$32,510	29.4%

When comparing the total percentage of loans acquired from ABI with deteriorated credit quality to the total loans of the Company as of September 30, 2012 and December 31, 2011, the percentages reflect an overall reduction to 24.0% as of September 30, 2012, compared to 29.4% as of December 31, 2011.

Our credit quality as compared to our internally-defined peer group, specifically the percentage of nonaccrual loans to total loans, showed an overall steady decline from December 31, 2011 to September 30, 2012. This was primarily due to the current difficult economic environment in the geographic region in which the Company operates that has been impacting our customers’ ability to meet their loan obligations.

Loans acquired with deteriorated credit quality are placed on nonaccrual status if the amount and timing of future cash flows cannot be reasonably estimated or if repayment of the loan is expected to be from collateral that has become deficient. As of September 30, 2012, there were no loans acquired with deteriorated credit quality that were greater than 90 days past due and accruing interest. There were, however, loans acquired with deteriorated credit quality on nonaccrual in the amount of $8.5 million as the amount and timing of future cash flows could not be reasonably estimated or the repayment of the loan was expected from the collateral that has become deficient.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Allowance and Provision for Loan Losses

The allowance for loan losses increased by $5.1 million during the first nine months of 2012, amounting to $18.1 million as of September 30, 2012, as compared to $13.0 million as of December 31, 2011. The allowance represented approximately 4.14% of total loans as of September 30, 2012 and 2.82% as of December 31, 2011.

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Allowance at beginning of period	$13,024	$13,069
Charge-offs:
Commercial loans	878	95
Real estate mortgage loans	12,027	4,556
Consumer and other loans	124	270

Total charge-offs	13,029	4,921

Recoveries:
Commercial loans	13	15
Real estate mortgage loans	339	253
Consumer and other loans	107	6

Total recoveries	459	274

Net charge-offs	12,570	4,647

Provision for loan losses charged to operating expenses:
Commercial loans	1,148	73
Real estate mortgage loans	16,517	4,361
Consumer and other loans	(19)	341

Total provision	17,646	4,775

Allowance at end of period	$18,100	$13,197

The larger allowance for loan losses as of September 30, 2012 compared to December 31, 2011 was driven primarily by the increase in the amount of allowance needed on loans individually evaluated for impairment and an increase in historical loss factors as a result of current year charge-offs, which increased the amount of allowance needed on loans collectively evaluated for impairment. The high level of charge-offs and the increase in the amount of allowance needed on loans individually evaluated for the nine months ended September 30, 2012 was due primarily to the timing of recorded charge-offs related to the Company’s disposition of distressed assets on an individual customer basis. This fits with the Company’s current overall strategy to accelerate the disposition of substandard assets.

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own historical experience as well as industry and economic trends. In calculating the Company’s allowance for loan losses, the Company’s historical loss experience is supplemented with various current and economic trends. These current factors can include any of the following: changes in volume and severity of past due status, special mention, substandard and nonaccrual loans; levels of any trends in charge-offs and recoveries; changes in nature, volume and terms of loans; changes in lending policies and procedures; changes in lending management and quality of loan review; changes in economic and business conditions; and changes in underlying collateral values and effects of concentrations. There was a change to the economic loss factor related to the levels and trends in charge-offs and recoveries as a result of the high level of charge-offs during 2011. There were no other changes in the current economic factors from December 31, 2011 to September 30, 2012.

As of September 30, 2012, of the $13.4 million of the allowance for loan losses from loans collectively evaluated for impairment, the real estate mortgage loans portfolio segment had total weighted average qualitative factors of 1.20%, or $3.3 million; the commercial loans portfolio segment had total weighted average qualitative factors of 1.93%, or $352 thousand; and the consumer and other loans portfolio segment had total qualitative factors of 0.09%, or $1.9 million. Impaired loans were $38.5 million as of September 30, 2012, of which $4.7 million was specifically allocated to the allowance for loan losses which is deemed appropriate to absorb probable losses. Included in the $38.5 million impaired loans balance as of September 30, 2012 were acquired loans of $9.0 million.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

As part of the Company’s allowance for loan losses policy, loans acquired from ABI with evidence of deteriorated credit quality were included in our evaluation of the allowance for loan losses for each period. For those loans, if the loss was attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill. If not, the additional deterioration was recorded as additional provision expense with a corresponding increase to the allowance for loan losses. After the measurement period, any additional impairment above the current carrying discount was recorded as additional provision for loan losses expense with a corresponding increase to the allowance for loan losses. As of September 30, 2012, there were $8.4 million in loans acquired with deteriorated credit quality which were considered impaired.

For loans acquired with deteriorated credit quality that were deemed troubled debt restructurings prior to the Company’s acquisition of them, these loans were not considered troubled debt restructurings as they were accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Subsequent to the acquisition, the same criteria used for all other loans applied to loans acquired with deteriorated credit quality and their treatment as troubled debt restructurings. For the nine-month period ended September 30, 2012, there was one acquired loan in the amount of $558 thousand with deteriorated credit quality that was deemed a troubled debt restructuring.

The allowance for loan losses is a valuation allowance for credit losses in the loan portfolio. Management adopted a methodology to properly analyze and determine an adequate loan loss allowance. The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb all estimated credit losses in the Company’s loan and lease portfolio. Due to their similarities, the Company has grouped the loan portfolio as follows: Commercial loans, Residential real estate loans, Commercial real estate loans, and Consumer and other loans. The Company has created a loan classification system to calculate the allowance for loan losses. Loans are periodically evaluated for impairment. If a loan is deemed to be impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral.

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

In December 2006, bank regulators issued “Joint Guidance on Concentrations in Commercial Real Estate Lending.” This document outlines regulators’ concerns regarding the high level of growth in commercial real estate loans on banks’ balance sheets. Many banks, especially those in Florida, have substantial exposure to commercial real estate loans. The concentration in this category is considered when analyzing the adequacy of the loan loss allowance based on sound, reliable and well-documented information. The Bank’s Memorandum of Understanding (“MoU”) with the FDIC requires us to monitor and reduce our commercial real estate (“CRE”) loan concentrations. As our capital levels have declined, the ratio of CRE to the Bank’s total risk-based capital has increased. As of September 30, 2012 this ratio was 881.7% compared to 696.5% as of December 31, 2011, both of which exceeded applicable regulatory guidance.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Based on the results of the analysis performed by management as of September 30, 2012, the allowance for loan losses was considered to be adequate to absorb probable incurred credit losses in the portfolio as of that date. As more fully discussed in the “Critical Accounting Policies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates and judgments. Actual results could differ significantly from these estimates and judgments.

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

The “prompt corrective action” rules provide that a bank will be: (i) “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage capital ratio of 5% or greater and is not subject to any written agreement, order, capital directive or prompt corrective action directive by a federal bank regulatory agency to maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally has a leverage capital ratio of 4% or greater; (iii) “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or generally has a leverage capital ratio of less than 4%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage capital ratio of less than 3%; or (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% to total assets. The federal bank regulatory agencies have authority to require additional capital.

The Bank was adequately capitalized as of September 30, 2012. Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the FDIC prior to accepting or renewing brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had an MoU with the FDIC and the Florida Office of Financial Regulation that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%. Recently, on July 13, 2012, the 2008 MoU was replaced by a new MoU (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%. We did not meet the minimum capital requirements of these memorandums as of September 30, 2012 and December 31, 2011, when the Bank had total risk-based capital of 8.00% and 9.85% and Tier 1 leverage capital of 5.25% and 6.88%, respectively.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries. The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total risk-based capital of at least 8.00%, at least half of which must be Tier 1 capital. As of September 30, 2012, the Company did not meet these requirements.

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

Under the Basel III capital rules proposed by the Federal Reserve and the FDIC in June 2012, the risk weights of assets, the definitions of capital and the amounts and types of capital will be changed. Among other things, trust preferred securities will be phased out of Tier 1 capital 10% per year starting in 2013 and new capital requirements will be implemented.

During the nine months ended September 30, 2012, the Company executed a financial advisory agreement with an investment banking firm (the “Firm”) to assist in raising capital. For additional details relating to the Company’s current capital raise efforts, please refer to the Business Strategy section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Dividends and Distributions

Dividends received from the Bank historically have been Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt. Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders. Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings. Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by Law or the bank’s regulators. The Bank has not paid dividends since October 2009 and cannot currently pay dividends, and Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies. Bancorp has relied upon a line of credit from its directors to pay its expenses during such time. As of September 30, 2012, there were no remaining funds available under this line of credit.

JACKSONVILLE BANCORP, INC.

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

Cash Flows from Operating Activities

Net cash from operating activities was $4.5 million and $4.7 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. Net cash from operating activities was impacted by the net loss of $21.2 million, adjusted for (i) provision for loan losses of $17.6 million, (ii) goodwill impairment of $3.1 million, (iii) the write-down of real estate owned of $2.3 million, and (iv) a nonrecurring deferred income tax benefit from the prior year in the amount of $2.8 million.

Cash Flows from Investing Activities

Net cash (used for) from investing activities was $(9.8) million and $46.8 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. The decrease in cash flows from investing activities was primarily driven by purchases of investment securities in the amount of $34.8 million and reduced net loan payments of $11.4 million in 2012 compared to $28.2 million in the prior year.

Cash Flows from Financing Activities

Net cash from (used for) financing activities was $9.0 million and $(48.8) million for the nine months ended September 30, 2012 and September 30, 2011, respectively. The increase in cash flows was mainly due to $19.7 million in deposit inflows, proceeds from the issuance of preferred stock of $4.9 million, and net proceeds from FHLB advances of $2.0 million. These amounts were offset by a reduction in overnight FHLB advances in the amount of $18.6 million.

Liquidity

The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold. As of September 30, 2012, the Company had $88.8 million in available-for-sale securities, $14.1 million of which was pledged to the Federal Reserve Bank for the Borrower-in-Custody Program.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market deposits. The Bank has historically utilized brokered deposits, but absent a waiver from the FDIC, cannot offer brokered CDs until it again becomes well capitalized. The Company can also borrow overnight Federal funds and fixed-rate term products under credit facilities established with the FHLB, Federal Reserve Discount Window and other commercial banks. These lines, in the aggregate amount of approximately $115.8 million, do not represent legal commitments to extend credit.

In 2010 and 2011, Bancorp entered into revolving loan agreements (collectively the “Revolvers”) with several of its principal officers, directors and shareholders for an aggregate amount of $4.0 million. Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding. To the extent that any revolver is not fully drawn, an unused Revolver fee is calculated and paid quarterly at an annual rate of 2% on the daily average outstanding. The Revolvers mature on January 1, 2015. As of September 30, 2012 and December 31, 2011, respectively, $4.0 million and $3.0 million was outstanding on all Revolvers with none and $1.0 million, remaining available. During the third quarter of 2012, Bancorp’s board of directors agreed to defer the quarterly interest payments on the Revolvers to directors. These payments will be reviewed quarterly and reinstated when appropriate. The third quarter interest payment was paid to all other parties to the agreements.

Contractual Obligations, Commitments and Contingent Liabilities

The Company has various financial obligations, including contractual obligations and commitments that are expected to require future cash payments. Management believes that there have been no material changes in the Company’s overall level of these financial obligations since December 31, 2011 and that any changes in the Company’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 30, 2012.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Cont.)

Off-Balance Sheet Arrangements

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Bancorp maintains controls and procedures designed to ensure that information required to be disclosed in the reports that Bancorp files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon management’s evaluation of those disclosure controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q, the President and Chief Executive Officer and the Chief Financial Officer of Bancorp concluded that, subject to the limitations noted below, Bancorp’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Controls

In the ordinary course of business, Bancorp may routinely modify, upgrade and enhance its internal controls and procedures for financial reporting. In an effort to improve internal control over financial reporting, Bancorp continues to emphasize the importance of identifying areas for improvement and to create and implement new policies and procedures where deficiencies exist. There have not been any changes in Bancorp’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, Bancorp’s internal controls over financial reporting.

(c) Limitations on the Effectiveness of Controls

Bancorp’s management, including its President and Chief Executive Officer and its Chief Financial Officer, does not expect that its disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company

JACKSONVILLE BANCORP, INC.

Item 4. Controls and Procedures (Con’t.)

have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.

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

Our success is, and is expected to remain, highly dependent on our senior management team. We rely heavily on our senior management because, as a community bank, our management’s extensive knowledge of, and relationships in, the community generate business for us. We also have a significant amount of problem loans that are substandard or otherwise classified, nonperforming and troubled debt restructurings, as well foreclosed property or other real estate owned. Successful execution of our strategy will continue to place significant demands on our management and the loss of any such person’s services may adversely affect our ability to resolve these problems, recapitalize the Company and resume our growth and return to profitability. Since Mr. Schwenck’s retirement on June 18, 2012, we have appointed Stephen C. Green as President and Chief Executive Officer and appointed Margaret A. Incandela as Chief Operating Officer and Chief Credit Officer. We have executed employment contracts with both Mr. Green and Ms. Incandela, with contemplated equity awards subject to certain conditions. We also continue to rely upon the services of Scott M. Hall, the Bank’s President; and Valerie A. Kendall, Executive Vice President and Chief Financial Officer. If the services of these individuals were to become unavailable for any reason, or if we were unable to hire highly qualified and experienced personnel to replace them, our results and financial condition and prospects could be adversely affected.

Bancorp has limited liquidity to pay interest on material company debt in the form of junior subordinated debt related to trust preferred securities and senior revolving debt.

Bancorp had approximately $16.0 million of junior subordinated debentures issued incident to trust preferred securities, and another $5.3 million of other liabilities, including revolving debt outstanding and owing to Bancorp directors as of December 31, 2011. Bancorp historically has depended upon dividends from the Bank to pay its expenses, including interest on, and principal of, Bancorp’s indebtedness. During the nine months ended September 30, 2012, the Company exercised its contractual right to defer interest payments with respect to all of the outstanding trust preferred securities. Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty. These payments are periodically evaluated and will be reinstated when appropriate.

Currently, the Bank cannot pay dividends on its common stock without prior regulatory approval while maintaining acceptable capital and avoid becoming “undercapitalized”. Bancorp has depended on the revolving line of credit from its directors, cash on hand, and most recently, $4.9 million in net proceeds from the sale of Series B Preferred Stock to pay its operating and interest expenses. Bancorp had approximately $1.4 million of cash on September 30, 2012 and no funds available under its revolving line of credit. There is no assurance that the amount of cash on hand will be sufficient to meet Bancorp’s expenses going forward.

JACKSONVILLE BANCORP, INC.

Item 1A.	Risk Factors (Cont.)

The new Basel III capital rules proposed in June 2012 by the Federal Reserve and the FDIC to implement the Basel III capital guidelines may adversely affect the Company’s capital adequacy and the costs of conducting its business.

Many of these proposals will be applicable to the Company and the Bank when adopted and effective, and will add and change the definitions of “capital” for regulatory purposes, the types and minimum levels of capital required under the prompt corrective action rules and for other regulatory purposes, the risk-weighting of various assets. Among other things, for bank holding companies with under $15 billion in assets, trust preferred securities will be phased out as Tier 1 capital over 10 years. These proposals could have far reaching effects on our capital and the amount of capital required to support our business, especially on a risk-weighted basis, and, therefore, may adversely affect our results of operations and financial condition.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our regulatory requirements, would be adversely affected.

Both Bancorp and the Bank must meet regulatory capital requirements and maintain sufficient capital and liquidity and our regulators may modify and adjust such requirements in the future. The Board has agreed to an MoU with the FDIC and the OFR for the Bank to maintain a total risk-based capital ratio of 12.00% and a Tier 1 leverage ratio of 8.00%. As of September 30, 2012 and December 31, 2011, the Bank was adequately capitalized for regulatory purposes, but did not meet the capital requirements of its applicable MoU. If this noncompliance or other events cause the Bank to become subject to formal enforcement action, the FDIC could determine that the Bank is no longer “adequately capitalized” for regulatory purposes. As of September 30, 2012, the Company was undercapitalized for regulatory purposes, which could subject the Company to enforcement action by the Federal Reserve. In addition, our failure to remain adequately capitalized for regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to make distributions on our trust preferred securities, and our business, results of operation, liquidity and financial condition, generally. As an adequately capitalized bank, we can only accept or renew brokered deposits if we receive a waiver from the FDIC and we can only pay rates not more than 75 basis points over the local or national market for similar deposits. Any lower levels of capital would preclude our future use of brokered deposits. As of September 30, 2012, the Bank had approximately $15.6 million of brokered deposits and $87.5 million of non-brokered deposits obtained outside our local markets.

Our ability to raise additional capital will depend on conditions in the capital markets, economic conditions and a number of other factors, including investor perceptions regarding the banking industry, market condition and governmental activities (many of which are outside our control) and on our financial condition and performance. Accordingly, we cannot assure you that we will be able to raise sufficient additional capital as needed on terms acceptable to us. If we continue to fail to meet our capital and other regulatory requirements, our financial condition, liquidity and results of operations would be materially and adversely affected.

We may issue additional shares of common or preferred stock securities, which may dilute the interest of our shareholders, and may adversely affect the market price of our common stock.

We are currently authorized to issue up to 40.0 million shares of common stock, of which 5,890,880 were outstanding as of October 31, 2012 and up to 10.0 million shares of preferred stock. During the nine months ended September 30, 2012, 10,000 shares of the existing authorization of preferred stock were designated as the Company’s Series B Preferred Stock, 5,000 of which were issued and outstanding as of September 30, 2012.

Our board of directors has the authority, and in the case of a public offering or nonconvertible preferred stock, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares, and to establish the terms of any series of preferred stock. These authorized but unissued shares could be issued on terms or in circumstances that could dilute the interest of other shareholders, including the book value of each share of our common stock.

JACKSONVILLE BANCORP, INC.

Item 1A.	Risk Factors (Cont.)

Our common stock could be delisted from the NASDAQ Global Market if the minimum Market Value of our Publicly Held Shares remains below $5 million, or if our closing bid price remains below $1.00 for 30 consecutive business days.

The NASDAQ Stock Market imposes certain standards that a company must satisfy in order to maintain the listing of its securities on the NASDAQ Global Market. Among other things, these standards require that a company maintain a minimum Market Value of Publicly Held Shares (“MVPHS”) of at least $5 million and a minimum closing bid price of $1.00. On July 26, 2012, the Company received notice (the “Notice”) from the Listing Qualifications staff of The NASDAQ Stock Market stating that the Company no longer complies with the minimum MVPHS requirement for continued listing on the NASDAQ Global Market based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the Notice. In accordance with the NASDAQ listing rules, the Company has 180 calendar days to regain compliance with the minimum MVPHS requirement. In order to regain compliance with the MVPHS requirement, the Company’s MVPHS, based on the closing bid price of the Company’s common stock, must be at least $5 million for at least ten consecutive business days. After January 22, 2013, the end of the compliance period, if we have not regained compliance with the MVPHS requirement, we may consider a transfer to the NASDAQ Capital Market, provided that we satisfy those continued listing requirements. If we are not eligible for transfer to the NASDAQ Capital Market, we will receive a notice that our shares are subject to delisting, and we may then appeal the delisting determination to a NASDAQ Hearings Panel.

In addition, if we are not able to maintain a closing bid price for our common stock of at least $1.00 for 30 consecutive business days, we would not meet the continued listing standards for the NASDAQ Global Market and would be afforded a period of 180 calendar days to regain compliance under the NASDAQ listing rules. Upon a transfer to the NADAQ Capital Market, assuming we are eligible for such transfer, we could be afforded an additional 180-day compliance period. We would regain compliance with the minimum bid price requirement if the closing bid price of our common stock is at least $1.00 for at least 10 consecutive business days. If we are not able to regain compliance with the minimum bid price requirements within the applicable compliance period, or otherwise are unable to maintain compliance with the continued listing standards of the NASDAQ market upon which our stock is listed, our stock could be subject to delisting.

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

We do not anticipate that dividends will be paid on our common stock for the foreseeable future and intend to retain all earnings, if any, to support our business. As specified in the Company’s Amended and Restated Articles of Incorporation, any issuance of preferred stock ranks senior to the Company’s common stock. If declared by the Company’s board of directors, holders of the recently issued Series B Preferred Stock, and any future issuances of preferred stock, have priority in the distribution of dividends over common shareholders. This seniority further reduces the likelihood of dividends paid on our common stock.

JACKSONVILLE BANCORP, INC.

Item 6.	Exhibits

Exhibit No. 2.1:	Agreement and Plan of Merger by and between Jacksonville Bancorp, Inc. and Atlantic BancGroup, Inc. dated as of May 10, 2010 (1)

Exhibit No. 2.2:	First Amendment to Agreement and Plan of Merger by and between Jacksonville Bancorp, Inc. and Atlantic BancGroup, Inc. dated as of September 20, 2010 (2)

Exhibit No. 3.1:	Amended and Restated Articles of Incorporation of Jacksonville Bancorp, Inc., as amended through September 27, 2012. *

Exhibit No. 3.2:	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (3)

Exhibit No. 10.1:	Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the other investors to be named therein dated as of August 22, 2012 (4)

Exhibit No. 10.2:	Registration Rights Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the other investors to be named therein dated as of August 22, 2012 (5)

Exhibit No. 10.3:	Subscription Agreement by and between Jacksonville Bancorp, Inc. and CapGen Capital Group IV LP dated as of September 27, 2012 (6)

Exhibit No. 10.4:	Exchange Agreement by and between Jacksonville Bancorp, Inc. and CapGen Capital Group IV LP dated as of September 27, 2012 (7)

Exhibit No. 10.5:	Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green. (8)

Exhibit No. 10.6:	Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Margaret A. Incandela (9)

Exhibit No. 10.7:	Agreement and General Release among Jacksonville Bancorp, Inc., the Jacksonville Bank and Price W. Schwenck (10)

Exhibit No. 31.1:	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act *

Exhibit No. 31.2:	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act *

Exhibit No. 32:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 *

Exhibit No. 101.INS:	XBRL Instance Document *

Exhibit No. 101.SCH:	XBRL Schema Document *

Exhibit No. 101.CAL:	XBRL Calculation Linkbase Document *

Exhibit No. 101.DEF:	XBRL Definition Linkbase Document *

Exhibit No. 101.LAB:	XBRL Label Linkbase Document *

Exhibit No. 101.PRE:	XBRL Presentation Linkbase Document *

*	Included herewith

(1)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed May 14, 2010, File No. 000-30248.
(2)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed September 20, 2010, File No. 000-30248.
(3)	Incorporated herein by reference to Exhibit No. 3.2 to Form 8-K filed November 17, 2010, File No. 000-30248.
(4)	Incorporated by reference herein to Exhibit 10.1 to Form 8-K filed August 27, 2012, File No. 000-30248.
(5)	Incorporated by reference herein to Exhibit 10.2 to Form 8-K filed August 27, 2012, File No. 000-30248.
(6)	Incorporated by reference herein to Exhibit 10.1 to Form 8-K filed September 28, 2012, File No. 000-30248.
(7)	Incorporated by reference herein to Exhibit 10.2 to Form 8-K filed September 28, 2012, File No. 000-30248.
(8)	Incorporated by reference herein to Exhibit 10.1 to Form 8-K/A filed August 2, 2012, File No. 000-30248.
(9)	Incorporated by reference herein to Exhibit 10.1 to Form 8-K/A filed September 7, 2012, File No. 000-30248.
(10)	Incorporated by reference herein to Exhibit 10.7 to Form 10-Q filed August 6, 2012, File No. 000-30248.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Date: November 14, 2012	/s/ Stephen C. Green
Stephen C. Green
President and Chief Executive Officer

Date: November 14, 2012	/s/ Valerie A. Kendall
Valerie A. Kendall
Executive Vice President
and Chief Financial Officer

JACKSONVILLE BANCORP, INC.

EXHIBIT INDEX

Exhibit No. 2.1:	Agreement and Plan of Merger by and between Jacksonville Bancorp, Inc. and Atlantic BancGroup, Inc. dated as of May 10, 2010 (1)

Exhibit No. 2.2:	First Amendment to Agreement and Plan of Merger by and between Jacksonville Bancorp, Inc. and Atlantic BancGroup, Inc. dated as of September 20, 2010 (2)

Exhibit No. 3.1:	Amended and Restated Articles of Incorporation of Jacksonville Bancorp, Inc., as amended through September 27, 2012. *

Exhibit No. 3.2:	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (3)

Exhibit No. 10.1:	Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the other investors to be named therein dated as of August 22, 2012 (4)

Exhibit No. 10.2:	Registration Rights Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the other investors to be named therein dated as of August 22, 2012 (5)

Exhibit No. 10.3:	Subscription Agreement by and between Jacksonville Bancorp, Inc. and CapGen Capital Group IV LP dated as of September 27, 2012 (6)

Exhibit No. 10.4:	Exchange Agreement by and between Jacksonville Bancorp, Inc. and CapGen Capital Group IV LP dated as of September 27, 2012 (7)

Exhibit No. 10.5:	Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green. (8)

Exhibit No. 10.6:	Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Margaret A. Incandela (9)

Exhibit No. 10.7:	Agreement and General Release among Jacksonville Bancorp, Inc., the Jacksonville Bank and Price W. Schwenck (10)

Exhibit No. 31.1:	Certification of principal executive officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act *

Exhibit No. 31.2:	Certification of principal financial officer required by Rule 13a-14(a)/15d-14(a) of the Exchange Act *

Exhibit No. 32:	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 *

Exhibit No. 101.INS:	XBRL Instance Document *

Exhibit No. 101.SCH:	XBRL Schema Document *

Exhibit No. 101.CAL:	XBRL Calculation Linkbase Document *

Exhibit No. 101.DEF:	XBRL Definition Linkbase Document *

Exhibit No. 101.LAB:	XBRL Label Linkbase Document *

Exhibit No. 101.PRE:	XBRL Presentation Linkbase Document *

*	Included herewith

(1)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed May 14, 2010, File No. 000-30248.
(2)	Incorporated herein by reference to Exhibit 2.1 to Form 8-K filed September 20, 2010, File No. 000-30248.
(3)	Incorporated herein by reference to Exhibit No. 3.2 to Form 8-K filed November 17, 2010, File No. 000-30248.
(4)	Incorporated by reference herein to Exhibit 10.1 to Form 8-K filed August 27, 2012, File No. 000-30248.
(5)	Incorporated by reference herein to Exhibit 10.2 to Form 8-K filed August 27, 2012, File No. 000-30248.
(6)	Incorporated by reference herein to Exhibit 10.1 to Form 8-K filed September 28, 2012, File No. 000-30248.
(7)	Incorporated by reference herein to Exhibit 10.2 to Form 8-K filed September 28, 2012, File No. 000-30248.
(8)	Incorporated by reference herein to Exhibit 10.1 to Form 8-K/A filed August 2, 2012, File No. 000-30248.
(9)	Incorporated by reference herein to Exhibit 10.1 to Form 8-K/A filed September 7, 2012, File No. 000-30248.
(10)	Incorporated by reference herein to Exhibit 10.7 to Form 10-Q filed August 6, 2012, File No. 000-30248.