Form 10-K
period 2012-12-31
JACKSONVILLE BANCORP INC /FL/
filed 2013-03-26
CIK 1071264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-30248

JACKSONVILLE BANCORP, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3472981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 North Laura Street, Suite 1000, Jacksonville, Florida	32202
(Address of principal executive offices)	(Zip Code)

(904) 421-3040

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 par value	The NASDAQ Stock Market (NASDAQ Capital Market)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 (based upon the per share closing sale price of $1.51 on June 29, 2012) was approximately $4,504,641.

There were 53,530,880 outstanding shares of common stock and 52,360,000 outstanding shares of nonvoting common stock as of February 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2013 Annual Meeting

of Shareholders are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

SPECIAL CAUTIONARY NOTICE REGARDING

FORWARD-LOOKING STATEMENTS

Various of the statements made herein under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” “Risk Factors” and elsewhere are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

General

Bancorp was incorporated under the laws of the State of Florida on October 24, 1997 for the purpose of organizing the Bank. Bancorp is a one-bank holding company owning 100% of the outstanding shares of the Bank. Bancorp’s only business is the ownership and operation of the Bank, which opened for business on May 28, 1999. The Bank is a Florida state-chartered commercial bank, and its deposits are insured by the FDIC. On November 16, 2010, Bancorp acquired Atlantic BancGroup, Inc. (“ABI”) by merger, and on the same date, ABI’s wholly owned subsidiary, Oceanside Bank, merged with and into the Bank. The Bank currently has 100 employees and provides a variety of community banking services to businesses and individuals through its eight full-service branches in Jacksonville and Jacksonville Beach, Duval County, Florida, as well as “online banking” through its virtual branch.

We offer a variety of competitive commercial and retail banking services. In order to compete with the financial institutions in the market, we use our independent status to the fullest extent. This includes an emphasis on specialized services for small business owners with a particular focus on professional practices, including wholesalers, distributors, and other service industries. Additionally, we rely on the professional and personal relationships of our officers, directors and employees. Loan participations are arranged for customers whose loan demands exceed legal lending limits. Our product lines include personal and business online banking, and sweep accounts that may be invested in Goldman Sachs mutual funds, in addition to our traditional banking products. Furthermore, through the Bank’s subsidiary, Fountain Financial, Inc., and our marketing agreement with New England Financial (an affiliate of MetLife), we are able to meet the investment and insurance needs of our customers.

Substantial consolidation of the Florida banking market has occurred since the early 1980s. We believe that the number of depository institutions headquartered and operating in Florida will continue to decline in future periods. Our marketing programs focus on the advantages of local management, personal service and customer relationships. Particular emphasis is placed on building personal face-to-face relationships. Our management and business development teams have extensive experience with individuals and companies within our targeted market segments in the Jacksonville and surrounding geographic areas. Based on our experience, we believe that we have been and will continue to be effective in gaining market share as evidenced by Bancorp’s successful merger with ABI. We are also focused on small business, professionals and commercial real estate.

Acquisition

On November 16, 2010, Bancorp acquired ABI pursuant to an agreement and plan of merger that provided for the merger of ABI with and into Bancorp. On the same date, ABI’s wholly owned subsidiary, Oceanside Bank, merged with and into the Bank. Under the terms of the merger agreement, ABI shareholders received 0.2 shares of Bancorp common stock and $0.67 in cash for each share of ABI common stock. A total of 249,483 shares were issued to ABI shareholders in the merger. The ABI merger increased our branch locations from five full-service branches to eight full-service branches, as well as expanded our geographic footprint in the Jacksonville Beach market.

ITEM 1.	BUSINESS (Continued)

The Company accounted for the merger under the acquisition method of accounting which requires purchased assets and assumed liabilities to be recorded at their respective acquisition date fair value. The purchased assets and assumed liabilities were recorded at their respective acquisition date fair value, and identifiable intangible assets were recorded at fair value. We acquired approximately $158.0 million in net loans, $62.8 million in cash and cash equivalents and securities, $231.3 million in deposits and $9.5 million in borrowings as a result of the ABI merger. We initially recorded $12.5 million in goodwill, $14.3 million after final measurement period adjustments, and $2.5 million in core deposit intangibles for the year ending December 31, 2010 as a result of the ABI merger.

Capital Raise Transactions

2012 Capital Raise Activities

On August 22, 2012, Bancorp entered into a stock purchase agreement (the “Original Stock Purchase Agreement”) with its largest shareholder, CapGen, for the sale to CapGen of up to 25,000 shares of Bancorp’s Mandatorily Convertible, Noncumulative, Nonvoting Perpetual Preferred Stock, Series A, par value $0.01 per share and liquidation preference of $1,000 per share (the “Series A Preferred Stock”), at a purchase price of $1,000 per share, subject to the terms and conditions contained in the Original Stock Purchase Agreement. The Original Stock Purchase Agreement was executed in connection with Bancorp’s private offering to accredited investors of an aggregate of 50,000 shares of Series A Preferred Stock (the “Private Placement”).

On September 27, 2012, as part of a bridge financing, Bancorp sold to CapGen 5,000 shares of Bancorp’s newly designated Noncumulative, Nonvoting, Perpetual Preferred Stock, Series B, par value $0.01 per share (the “Series B Preferred Stock”), for an aggregate purchase price of $5.0 million (the “Series B Sale”). In connection with the Series B Sale and on the same date, Bancorp and CapGen entered into an exchange agreement whereby Bancorp agreed to exchange shares of Series B Preferred Stock for shares of Series A Preferred Stock concurrently with the issuance of shares of Series A Preferred Stock in the Private Placement, unless such shares of Series B Preferred Stock were first redeemed by Bancorp.

On December 31, 2012, Bancorp completed the Private Placement through the sale of an aggregate of 50,000 shares of its Series A Preferred Stock, at a purchase price of $1,000 per share, to 30 accredited investors. The Series A Preferred Stock was sold in the Private Placement pursuant to (i) an amended and restated stock purchase agreement dated December 31, 2012 (the “Restated Stock Purchase Agreement”) among Bancorp, CapGen and 19 other accredited investors, which replaced the Original Stock Purchase Agreement, (ii) individual subscription agreements between Bancorp and ten of its executive officers, directors and other related parties (the “Subscribers”), all of whom were accredited, for an aggregate of 2,265 shares, and (iii) the amended and restated exchange agreement dated December 31, 2012 between Bancorp and CapGen under which Bancorp issued 5,000 shares of Series A Preferred Stock to CapGen in exchange for the 5,000 outstanding shares of Series B Preferred Stock purchased by CapGen in the Series B Sale. Consideration for the shares of Series A Preferred Stock sold under the individual subscription agreements consisted of an aggregate of $0.5 million in cash and $1.8 million in the cancellation of outstanding debt under Bancorp’s revolving loan agreements held by certain of the Subscribers and/or their related interests. The investors in the Private Placement included seven of Bancorp’s executive officers and directors (five of whom were existing shareholders) and ten other current shareholders of Bancorp (including CapGen); five of the investors are affiliates of CapGen (including two of our directors Messrs. Rose and Sullivan).

The closing of the Private Placement was conditioned upon certain factors, among other customary closing conditions, including: (i) the aggregate sale of $50.0 million in Series A Preferred Stock, (ii) the filing of the amendment to Bancorp’s Amended and Restated Articles of Incorporation designating the Series A Preferred Stock, (iii) the receipt of Federal Reserve approval of CapGen’s additional investment in Bancorp, (iv) the

ITEM 1.	BUSINESS (Continued)

receipt of an opinion from Bancorp’s independent auditors that the Private Placement should not be an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, (v) the receipt of a fairness opinion from an investment banker that the conversion price (discussed below) was fair from a financial point of view, and (vi) the execution and delivery by each director and certain officers of a waiver and acknowledgment agreement waiving any rights, if any, he or she otherwise had to a change in control benefit as a result of the Restated Stock Purchase Agreement or the transactions contemplated thereunder.

Pursuant to the amendment to Bancorp’s Amended and Restated Articles of Incorporation designating the Series A Preferred Stock, the shares of Series A Preferred Stock were mandatorily convertible into shares of Bancorp’s common stock and a new class of nonvoting common stock, par value $0.01 per share, at an initial conversion price of $0.50 per share and an initial conversion rate of 2,000 shares of common stock and/or nonvoting common stock for each share of Series A Preferred Stock. The previously described conversion was dependent upon receipt of requisite approvals by Bancorp’s shareholders to increase the number of authorized shares of common stock, create the new class of nonvoting common stock and authorize the issuance of the shares of common stock and nonvoting common stock in the conversion. Bancorp received the requisite shareholder approvals on February 18, 2013, and the outstanding shares of Series A Preferred Stock automatically converted into an aggregate of 100,000,000 shares of common stock and nonvoting common stock on February 19, 2013.

As of December 31, 2012, the date of issuance of the Series A Preferred Stock, the effective conversion price of $0.49 per share was less than the fair value of Bancorp’s common stock of $0.80 per share. This resulted in the recognition of a beneficial conversion feature with an intrinsic value of $0.31 per share for a total discount of $31.5 million booked to additional paid-in capital attributable to common stock as of December 31, 2012.

For the year ended December 31, 2012, gross proceeds from the issuance of preferred stock were $50.0 million, including gross proceeds from the sale of Series A Preferred Stock of $45.0 million, $40.2 million net of offering expenses and the conversion of loans from related parties to equity, and gross proceeds from the sale of the Series B Preferred Stock of $5.0 million, or $4.8 million net of offering expenses. Net proceeds from the issuance of preferred stock in the amount of $45.1 million were used for general operating expenses, mainly for the subsidiary bank, to improve capital adequacy ratios, and will be used to supplement the Company’s business strategy going forward.

Immediately prior to the closing of the Private Placement, the Bank sold $25.1 million of other real estate owned, nonaccrual loans, and other loans with a history of being past due to a real estate investment firm, who was also an investor in the Private Placement, for a purchase price of $11.7 million (the “Asset Sale”). Total assets sold in the Asset Sale included loans of $24.6 million and other real estate owned of $0.5 million. Total proceeds of $11.7 million, included proceeds from the sale of loans of $11.3 million and proceeds from the sale of other real estate owned of $0.4 million. Please refer to Note 5—Loans in the accompanying notes to our Consolidated Financial Statements for additional information related to the Asset Sale.

2010 Capital Raise Activities

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

ITEM 1.	BUSINESS (Continued)

Market Area and Competition

Our primary market area is all of Duval County (primarily the Southside, Westside, Arlington, Mandarin and Downtown areas of Jacksonville and Jacksonville Beach), Florida, in addition to surrounding communities within the St. Johns, Clay and Nassau counties. Jacksonville is the largest city by area in the United States covering 747 square miles and is a leading financial and insurance center. Jacksonville is home to the National Football League’s Jacksonville Jaguars and is the corporate headquarters to a number of regional and national companies. Duval County has a strong commercial and industrial base, which has been steadily expanding in recent years.

Financial institutions primarily compete with one another for deposits. In turn, a bank’s deposit base directly affects such bank’s loan activities and general growth. Primary competitive factors include interest rates on deposits and loans, service charges on deposit accounts, the availability of unique financial services products, a high level of personal service, and personal relationships between our officers and customers. We compete with financial institutions that have greater resources and that may be able to offer more services, unique services, or possibly better terms to their customers. However, we believe that our long-standing reputation as a reliable and trustworthy banking services provider, as well as management’s extensive knowledge of, and relationships in, the local community, allows us to respond quickly and effectively to the individual needs of our customers. Management believes that the Company’s competitive position will be able to continue to attract sufficient loans and deposits to effectively compete with other area financial institutions.

We are in competition with existing area financial institutions, including commercial banks and savings institutions, insurance companies, consumer finance companies, brokerage houses, mortgage banking companies, credit unions, and other business entities which target traditional banking markets, through offices, mail, the internet, mobile devices and otherwise. We anticipate that significant competition will continue from existing financial services providers as well as new entrants to the market. According to our most recent estimates, there are approximately 35 separate financial institutions located in Duval County, Florida.

Operating Segment

Revenues are primarily derived from interest received in connection with loans and other interest earning assets, such as investments. Non-interest revenues are generated from service charges and other fee-based income. Major expenses include interest paid on deposits and borrowings, followed by administrative and general operating expenses. For comparative information related to the Company’s financial condition and results of operations, please refer to the Consolidated Financial Statements and the accompanying notes.

While the Company’s chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all financial service operations are considered by management to be aggregated into one reportable operating segment.

Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans, and a variety of consumer loans.

Funding Sources

Deposits

We offer a wide range of deposit accounts, including commercial and retail checking, money market, individual retirement and statement savings accounts, and certificates of deposit with fixed rates and a range of maturity

ITEM 1.	BUSINESS (Continued)

options. Our sources of deposits are primarily residents, businesses, and employees of businesses within our market areas, obtained through personal solicitation by our officers and directors, direct mail solicitation, and advertisements published in the local media. We also have the ability to obtain deposits from the national and brokered CD markets (as long as we are well capitalized for regulatory purposes). We pay competitive interest rates on interest-bearing deposits. In addition, our service charge schedule is competitive with other area financial institutions, covering such matters as maintenance and per item processing fees on deposit accounts and special handling charges. We are also part of the NYCE, Cirrus, and Plus ATM networks and a member of VISA.

Borrowings

Additional sources of funds are available to the Bank by borrowing from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”). Our lending capacity with these institutions provides credit availability based on qualifying collateral from the investment and loan portfolios. See Note 9 – Deposits and Note 11 – Short-term Borrowings and Federal Home Loan Bank Advances of the Notes to the Consolidated Financial Statements for further information on our funding sources.

Lending Activities

Our Board has adopted certain policies and procedures to guide individual loan officers in carrying out lending functions. The Bank’s Board of Directors has formed a Directors’ Loan Committee and appointed five directors to provide the following oversight:

•	ensure compliance with loan policy, procedures and guidelines as well as appropriate regulatory requirements;

•	approve secured loans and unsecured loans above an aggregate amount of $2.5 million to any entity and/or related interests;

•	monitor overall loan quality through review of information relative to all new loans;

•	approve lending authority for individual officers under dual signatures;

•	monitor our loan review systems;

•	oversee strategies for workout of problem loan relationships;

•	review the adequacy of the loan loss reserve; and

•	approve any additional advances to any borrower whose loan or line of credit has been adversely classified substandard.

The Board realizes that occasionally loans need to be made which fall outside the typical policy guidelines. Consequently, the Chief Executive Officer, President and Chief Credit Officer have the authority to make certain policy exceptions on secured and unsecured loans within their loan authority limitations. Policy exceptions on secured and unsecured loans greater than $2.5 million must be approved by the Directors’ Loan Committee, and the full Board reviews reports of all loans and policy exceptions at its regular meetings. Additionally, the Bank has an independent company that also evaluates the quality of loans and determines if loans are originated in accordance with the guidelines established by the Board.

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

ITEM 1.	BUSINESS (Continued)

portfolio quality. We follow a conservative lending policy, but one which permits prudent risks to assist businesses and consumers primarily in our principal market areas. Interest rates vary depending on our cost of funds, the loan maturity, the degree of risk and other loan terms. As contractually required, some interest rates are adjustable with fluctuations in the “prime” rate.

The Bank’s lending activities are subject to a variety of legal lending limits which are calculated as a percentage of capital and limited by loan type (secured vs. non-secured). While differing limits apply in certain circumstances, in general, the Bank’s lending limit to any one borrower is 15% of Bank capital for unsecured loans and 25% of Bank capital for secured loans.

Loan Portfolio Composition

The Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk. The three portfolio segments identified by the Company include real estate mortgage loans, commercial loans, and consumer and other loans.

The composition of the Bank’s core loan portfolio is indicated below along with the percentage change in balance from December 31, 2011 to December 31, 2012.

	2012		2011		Percentage Increase (Decrease)
(Dollars in thousands)	Total Loans(1)	% of Total Loans	Total Loans(1)	% of Total Loans
Commercial loans	$37,760	9.5%	$35,714	7.7%	5.7%
Real estate mortgage loans:
Residential	80,314	20.2	102,040	22.0	(21.3)
Commercial	239,839	60.2	275,242	59.5	(12.9)
Construction and land	37,557	9.4	45,891	9.9	(18.2)
Consumer and other loans	2,768	0.7	3,955	0.9	(30.0)

Total	$398,238	100.0%	$462,842	100.0%	(14.0)

(1)	Total loans include loans acquired in the merger with ABI.

Our nonperforming loans as a percentage of gross loans decreased from 10.13% as of December 31, 2011 to 5.71% as of December 31, 2012. Elevated balances for nonperforming loans as of December 31, 2011 were driven in part by the merger with ABI, whereas current year balances were reduced by the accelerated disposition of substandard assets, including the Asset Sale completed late in the fourth quarter of 2012. The Bank continues to be aggressive with its strategy to dispose of nonperforming assets in a prudent and reasonable manner. In addition, nonperforming loans continue to be negatively impacted by the longevity of the economic recession, including the real estate market that continues to be challenging in the Bank’s geographic market. The following paragraphs describe the three portfolio segments identified by the Company and presented in the table above.

Real Estate Mortgage Loans:

Real estate mortgage loans are typically segmented into three classes: commercial real estate, residential real estate and construction and land development loans. Loans within this portfolio segment are underwritten based upon standards set forth in the policies approved by the Bank’s Board of Directors, which are specified further based on the risk characteristics of each class.

Commercial real estate loans are secured by the subject property and are underwritten based on standards including, among other factors, loan-to-value limits, cash flow coverage, and the general credit worthiness of the

ITEM 1.	BUSINESS (Continued)

obligors. Commercial real estate loans are typically segmented into three categories: owner occupied commercial properties, properties used by non-profit organizations (i.e., churches and schools) and commercial properties leased to third parties for investment purposes.

Residential real estate loans include loans secured by first or second mortgages and home equity loans on one-to-four family residential properties. Loans in the residential real estate portfolio are underwritten in accordance with certain standards, including repayment capacity and source, value of the underlying property, credit history and stability. Construction permanent loans to borrowers are to finance the construction of owner occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project, and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Bank carefully monitors these loans with on-site inspections and requires the receipt of lien waivers prior to advancing funds. Real estate development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Furthermore, to assure that reliance is not placed solely on the value of the underlying property, the Bank considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, costs estimates and pre-construction sale information. The Bank also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development of either commercial or residential use by the borrower. The Bank carefully analyzes the intended use of the property and the viability thereof.

Repayment of real estate loans is primarily dependent upon the personal income or business income generated by the secured property of the borrowers, which can be impacted by the economic conditions in the respective market area. Risk is mitigated by the fact that the properties securing loans in the real estate portfolio are diverse in type and are spread over a large number of borrowers.

Commercial Loans:

Commercial loans are primarily underwritten on the basis of the borrowers’ ability to service such debt from income. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value over time. As a general practice, we take as collateral a security interest in any available real estate, equipment, or other chattel, although loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets.

Consumer and Other Loans:

Consumer loans are extended for various purposes, including purchases of automobiles, recreational vehicles and boats. We also offer home improvement loans, lines of credit, personal loans, and deposit account collateralized loans. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to ten years. Risk is mitigated by the fact that the loans are of smaller individual amounts and are spread over a large number of borrowers.

Investments

The primary objective of the Company’s investment portfolio is to develop a mixture of investments with maturities and compositions so as to earn an acceptable rate of return while meeting liquidity requirements. We

ITEM 1.	BUSINESS (Continued)

invest primarily in obligations guaranteed by the U.S. government and government-sponsored agencies. We also enter into federal funds transactions through our principal correspondent banks. Investments with maturities in excess of one year are generally readily salable on the open market.

Employees

As of February 28, 2013, the Bank had 100 employees. Except for certain officers of the Bank who also serve as officers of Bancorp, Bancorp does not have any employees. Management believes Company relations with its employees have been good.

Data Processing

We currently have an agreement with FIS, formerly known as Metavante Corporation, to provide our core processing and to support certain customer products and delivery systems. Management believes that FIS will continue to be able to provide state of the art data processing and customer service-related processing at a competitive price to support our future growth.

Regulation and Supervision

Bank holding companies and banks are extensively regulated under federal and state law. The following discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to us and our bank subsidiary’s business. Supervision, regulation, and examination of Bancorp, the Bank, and our respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of bank depositors rather than holders of our capital stock. Any change in applicable law or regulation may have a material effect on our business.

We operate in a highly regulated environment, where statutes, regulations, and administrative policies govern our business activities. We are supervised by, examined by, and submit reports to, a number of regulatory agencies, including the Federal Reserve Board, in the case of Bancorp, and the FDIC and the Florida Office of Financial Regulation (“OFR”), in the case of the Bank.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•

Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to

ITEM 1.	BUSINESS (Continued)

insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agencies. In addition, the federal bank regulators have proposed new capital and liquidity standards to implement those adopted by the Basel Committee on Banking Supervision (“Basel”), as part of its “Basel III” rules.

•

The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act established the Bureau as a separate agency within the Board of Governors of the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. However, banks under $10.0 billion in assets, including the Bank, are not subject to examination by the Bureau.

•

Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15 percent to 1.35 percent of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0 percent. The DIF is currently below statutory requirements and as a result, the FDIC has adopted a restoration plan that includes provisions to increase deposit insurance assessments over the coming years.

•

Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained. Prior to the Dodd-Frank Act, the Company had existing policies with developed guidelines for transactions with affiliates, including lending limitations, restrictions on investments in affiliate securities and the purchase of assets from affiliates. These policies were not materially impacted by the enhanced provisions of the Dodd-Frank Act.

•

Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions. The enhanced lending limits established by the Dodd-Frank Act restrict the Company’s ability to extend credit to sizable borrowers that exceed the Company’s current lending limit. This limitation restricts the Company’s revenue and potential profitability from significant loans to any one borrower, as well as creates a competitive advantage for larger institutions with higher lending limits. We seek to accommodate such borrowers by selling a portion of loans in excess of our lending limits to other banks; however, these activities may be restricted by general market conditions and the increase in bank failures in recent years.

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

ITEM 1.	BUSINESS (Continued)

Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. As of December 31, 2012, the Dodd-Frank Act and the recent guidance on compensation had not resulted in changes to the Company’s current compensation policies; however, final implementation of the legislation and associated guidance may impact these policies in future periods.

•

Holding Company Capital Levels. The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies, limited generally to the same capital instruments permissible to insured depository institutions. Trust preferred securities (or “TRUPs”) issued prior to May 19, 2010 by bank holding companies with less than $15.0 billion in assets as of December 31, 2009, including Bancorp, are exempt from these capital deductions entirely.

We expect that many of the requirements called for in the Dodd-Frank Act will continue to be implemented over the course of several more years. Although some regulations have been adopted under the Dodd-Frank Act, many remain to be finalized. The nature, timing and effect of some requirements are presently unclear. The changes resulting from the Dodd-Frank Act and regulatory actions, as well as the Basel III capital and liquidity proposals, may increase our costs and reduce our revenue and profitability, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements, or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Federal Reserve Board

We are regulated by the Federal Reserve Board under the Federal Bank Holding Company Act (“BHC Act”), which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all, or substantially all, of the assets of a bank, and before merging or consolidating with another bank holding company. Federal Reserve Board policy, which has been added also to the Federal Deposit Insurance Act by the Dodd-Frank Act, provides that a bank holding company must serve as a source of financial strength to its subsidiary bank(s). In adhering to the Federal Reserve Board policy, Bancorp may be required to provide financial support for the Bank at a time when, absent such policy, Bancorp may not otherwise deem it advisable to provide such assistance.

The Gramm-Leach-Bliley Act authorizes bank holding companies that qualify as “financial holding companies” to engage in securities, insurance and other activities that are financial in nature or incidental to a financial activity. The activities of bank holding companies that are not financial holding companies continue to be limited to activities authorized under the BHC Act, such as activities that the Federal Reserve Board previously has determined to be closely related to banking and permissible for bank holding companies. Bancorp has been determined to be non-complex and, therefore, does not qualify as a “financial holding company.”

With respect to expansion, we may establish branch offices anywhere within the State of Florida with regulatory approval. The Dodd-Frank Act allows commercial banks and thrifts to branch interstate anywhere in the United States with regulatory approval. We are also subject to the Florida banking and usury laws limiting the amount of interest that can be charged when making loans or other extensions of credit. In addition, the Bank, as a subsidiary of Bancorp, is subject to restrictions under federal law in dealing with Bancorp and other affiliates. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate, and the purchase of assets from an affiliate.

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

ITEM 1.	BUSINESS (Continued)

of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings. Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the Bank’s regulators. The Bank has not paid dividends since October 2009 and cannot currently pay dividends. Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies. Bancorp has relied upon revolving loan agreements with its directors to pay its expenses during such time. The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

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

Loans and extensions of credit, as well as derivatives and other transactions by all banks are subject to legal lending limitations. Under state law, a state bank may generally grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person. In addition, a state bank may grant additional loans and extensions of credit to the same person of up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed these general lending limits only if they qualify under one of several exceptions. Section 611 of the Dodd-Frank Act prohibits state banks from engaging in derivative transactions unless a bank’s chartering state has adopted a law including credit exposure on derivatives in calculating loans to one borrower limits. As of December 31, 2012, the Bank did not have any derivative transactions, although Bancorp had one interest rate swap not subject to this limitation on the Bank.

We are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The FDIC’s risk-based capital guidelines apply directly to banks regardless of whether they are a subsidiary of a bank holding company. Both agencies’ requirements (which are substantially similar) provide that banking organizations must have minimum capital equivalent to 8% of risk-weighted assets to be considered adequately capitalized. The risk weights assigned to assets are based primarily on the perceived levels of risk to capital. For example, securities with an unconditional guarantee by the United States government are assigned the lowest risk weighting and a risk weight of 50% is assigned to loans secured by owner occupied one-to-four family residential properties. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) created and defined five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized), which are used to determine the nature of any corrective action the appropriate regulator may take in

ITEM 1.	BUSINESS (Continued)

the event an institution reaches a given level of undercapitalization. For example, an institution which becomes undercapitalized must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution’s compliance. Before a capital restoration plan will be approved, an entity controlling a bank (i.e., the holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of 5% of the institution’s total assets at the time it became undercapitalized or the amount necessary to bring the institution into compliance with all capital standards. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. Also, undercapitalized institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions, and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business. As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

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

Under these capital categories, the Bank was classified as well capitalized as of December 31, 2012 and adequately capitalized as of December 31, 2011. As of December 31, 2012, the Bank’s total risk-based capital

ITEM 1.	BUSINESS (Continued)

and Tier 1 risk-based capital ratios were 12.70% and 11.40%, respectively. The Tier 1 leverage ratio was 8.29% as of the same date. In addition to maintaining all capital levels at or above well-capitalized levels, the Bank is committed to maintaining a Tier 1 leverage ratio above 8% at all times and total risk-based capital above 12% at all times. If the capital ratios of the Bank were to fall below the levels required under regulatory standards, it is the Bank’s policy to increase capital in an amount sufficient to meet regulatory requirements within 30 days.

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

•

Total reported loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans of 300% or more of a bank’s total risk-based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type.

The Guidance applies to our CRE lending activities due to the concentration in construction and land development loans. As of December 31, 2012, we had outstanding $37.6 million in commercial construction and residential land development loans and $0 in residential construction loans to individuals, which represented approximately 73.8% of the Bank’s total risk-based capital as of the same date. Our total loans for non-owner occupied multi-family, non-farm, and nonresidential properties, as well as construction, land development and other land loans was $160.5 million, approximately 315.50% of the Bank’s total risk-based capital as of December 31, 2012.

We have always had significant exposure to loans secured by commercial real estate due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long-term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan

ITEM 1.	BUSINESS (Continued)

and credit monitoring and administration procedures, are generally appropriate to manage our concentrations as required under the Guidance. The federal bank regulators are looking more closely at the risks of various assets and asset categories and risk management, and the need for additional rules regarding liquidity as well as capital rules that better reflect risk.

Anti-Money Laundering Regulation

The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution. Banking regulators will consider compliance with this Act’s money laundering provisions in acting upon acquisition and merger proposals, and sanctions for violations of this Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1.0 million.

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

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

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

Beginning in 2008, the Federal Reserve has taken a number of actions to keep interest rates low and provide liquidity to the markets. In addition to changing the discount rate and the terms of the discount window, the Federal Reserve has reduced the targeted federal funds rate to 0-0.25% and has announced that it expects to keep it within such range for the foreseeable future. In addition, the Federal Reserve has engaged in two rounds of “quantitative easing” by buying bonds in the market, and Operation Twist, where the Federal Reserve bought longer term bonds while selling shorter term holdings in an effort to reduce long-term interest rates.

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and by the various bank regulatory agencies. Accordingly, the scope of regulation and permissible activities of Bancorp and the Bank are subject to change by future federal and state legislation or regulation.

ITEM 1.	BUSINESS (Continued)

Substantially all of our revenues are attributed to the United States.

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

In July 2012, and in connection with the FDIC’s March 2012 report of examination of The Jacksonville Bank (the “2012 Report”), the Bank’s Board of Directors (the “Bank’s Board”) entered into a memorandum of understanding (the “2012 MoU”) with the FDIC and OFR whereby the Bank agreed to comply in good faith with the requirements of the 2012 MoU. The 2012 MoU, among other things, required the Bank to:

•	Within 30 days, establish and reaffirm a Board Committee responsible for ensuring compliance with the provisions of the 2012 MoU;

•

Develop, submit and implement a written analysis and assessment of the Bank’s current management and staffing needs as well as a plan to meet those needs, and notify the FDIC and OFR of the resignation or termination of any individual on the Bank’s Board or senior executive officer, or if the Bank proposes to add an individual to such positions;

•	Maintain a Tier 1 leverage capital ratio of not less than 8% and a total risk-based capital ratio of not less than 12%, which shall be calculated as of the end of each calendar quarter;

•

Review on at least a quarterly basis, the adequacy of the allowance for loan losses and establish or strengthen the comprehensive policy for determining the adequacy of the allowance for loan losses on a timely basis;

•

Develop and submit written plans to reduce assets classified as “doubtful” and “substandard” in the 2012 Report in the amount of $500,000 or more, furnish certain required information pertaining to each asset, and the projected impact on the allowance for loan losses;

•	Within ten days, charge off the remaining balances of all assets classified “loss” and 50% of those assets or portions of assets classified as “doubtful” in the 2012 Report; and

•

Develop and submit a written policy for managing other real estate owned, reducing and monitoring the Bank’s concentration of credit in CRE loans, and improve liquidity and funds management consistent with all applicable laws, regulations and other regulatory guidance.

As of December 31, 2012, the Bank met the minimum capital requirements of the 2012 MoU, with total risk based capital of 12.70% and Tier 1 leverage capital of 8.29%. The Bank believes that it has complied substantially with the terms of the 2012 MoU.

In August 2008, and in connection with the FDIC’s February 2008 report of examination of The Jacksonville Bank (the “2008 Report”), the Bank’s Board entered into a memorandum of understanding (the “2008 MoU”) with the FDIC and the OFR whereby the Bank agreed to comply in good faith with the requirements of the 2008 MoU. As a result of the 2008 MoU, management and the Bank’s Board took the following actions:

Credit Related:

•	Charged off all remaining balances on loans deemed “loss” in the 2008 Report;

•	Amended the loan policy to include items mentioned in the 2008 Report;

ITEM 1.	BUSINESS (Continued)

•	Implemented a more comprehensive policy and methodology in assessing the adequacy of the ALLL and reassessed the adequacy of the first quarter 2008 analysis;

•	Created Cited Loan Reports and began reporting them to the Bank’s Board on a monthly basis;

•	Began monitoring CRE concentrations and developed a plan to reduce the exposure; and

•	Strengthened the loan documentation process and corrected all exceptions identified in the 2008 Report.

Staffing:

•	Performed a staffing analysis which resulted in upgrading two management positions (portfolio manager and deposit operations manager).

The Bank believes that it complied substantially with the terms of the 2008 MoU, with the exception of the minimum capital requirements as of December 31, 2011, when the Bank had total risk-based capital of 9.85% and Tier 1 leverage capital of 6.88%. The 2008 MoU was replaced by the 2012 MoU.

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

ITEM 1A. RISK FACTORS

An investment in our capital stock involves a number of risks. Before making an investment decision, you should carefully consider all of the risks, including those discussed below and elsewhere in this report. The realization of events pertaining to any of these risks could have a materially adverse effect on our business, financial condition and results of operations as well as the market value of our capital stock. Additional risks not presently known to the Company, or currently deemed immaterial, may also adversely affect our business, financial condition or results of operations.

RISKS RELATED TO OUR BUSINESS

We operate in a heavily regulated environment.

The Company and its subsidiaries are subject to extensive regulation and supervision by federal, state and local governmental authorities, including the Federal Reserve, the FDIC, and the OFR. Banking regulations govern the activities in which we may engage and are primarily intended to protect depositors and the banking system as a whole, not the interests of shareholders. These regulations impact our lending and investment practices, capital structure and dividend policy, among other things. The financial services industry is subject to frequent legislative and regulatory changes and proposed changes, including sweeping changes resulting from the Dodd-

ITEM 1A. RISK FACTORS (Continued)

Frank Act, the effects of which cannot be predicted. Changes to such regulations may have a materially adverse effect on our operations by subjecting the Company to additional compliance costs, restrictions on our operations, and other enforcement actions in the event of noncompliance.

We are also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and NASDAQ. In particular, we are required to include management reports on internal controls as part of our Annual Report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. The SEC also has proposed a number of new rules or regulations requiring additional disclosure, including compensation rules under the Dodd-Frank Act. We expect to continue to spend significant amounts of time and money on compliance with these rules. Any failure to track and comply with the various rules may have a materially adverse effect on our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.

The new Basel III capital rules proposed in June 2012 by the Federal Reserve and the FDIC to implement the Basel III capital guidelines may adversely affect the Company’s capital adequacy and the costs of conducting its business.

Many of these proposals will be applicable to Bancorp and the Bank when adopted and effective, and will add and change the definitions of “capital” for regulatory purposes, the types and minimum levels of capital required under the prompt corrective action rules and for other regulatory purposes, the risk-weighting of various assets. Among other things, for bank holding companies with under $15.0 billion in assets, trust preferred securities will be phased out as Tier 1 capital over ten years. These proposals could have far reaching effects on our capital and the amount of capital required to support our business, especially on a risk-weighted basis, and, therefore, may adversely affect our results of operations and financial condition.

We are required to maintain capital to meet regulatory requirements, and if we fail to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, our financial condition, liquidity and results of operations, as well as our regulatory requirements, would be adversely affected.

Both Bancorp and the Bank must meet regulatory capital requirements and maintain sufficient capital and liquidity and our regulators may modify and adjust such requirements in the future. The Bank’s Board of Directors has agreed to a Memorandum of Understanding (the “2012 MoU”) with the FDIC and the OFR for the Bank to maintain a total risk-based capital ratio of 12.00% and a Tier 1 leverage ratio of 8.00%. As of December 31, 2012, the Bank was well capitalized for regulatory purposes and met the capital requirements of the 2012 MoU. If noncompliance or other events cause the Bank to become subject to formal enforcement action, the FDIC could determine that the Bank is no longer “adequately capitalized” for regulatory purposes. Failure to remain adequately capitalized for regulatory purposes could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to make distributions on our trust preferred securities, and our business, results of operation, liquidity and financial condition, generally.

Difficult market conditions have adversely affected and may continue to affect us and the financial services industry.

We are exposed to downturns in the U.S. economy and, particularly, in the local markets in which we operate in Florida. Declines in the housing markets, including falling home prices and low sales volumes, as well as foreclosures, have negatively affected the credit performance of mortgage and commercial real estate loans and resulted in significant write-downs of asset values by the Bank and financial institutions in general, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some

ITEM 1A. RISK FACTORS (Continued)

cases, to fail. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and the tightening of credit have led to increased levels of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, reduced real estate values and sales volumes, reduced credit availability for real estate borrowers and reductions in general business activities. The resulting economic pressure on consumers and borrowers and reduced confidence in the financial markets has adversely affected our business, financial condition and results of operations.

Although the difficult conditions in the financial markets appear to be stabilizing or improving, a continuation or worsening of present conditions would likely have adverse effects on us and other financial institutions, including the following:

•

Reduced ability to assess the creditworthiness of customers or to estimate the value of assets, especially in regards to collateral securing existing loans. We estimate losses inherent in our credit exposure, the adequacy of our allowance for loan losses and the values of certain assets by using estimates based on difficult, subjective, and complex judgments, including estimates as to the effects of economic conditions and how these economic conditions might affect the value of assets or the ability of our borrowers to repay their loans. If the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates, the value of collateral, especially real estate, associated with existing loans may be reduced and consequently increase our credit risk exposure;

•

Reduced ability to raise capital or borrow funds from other financial institutions on favorable terms, or at all. The availability of capital or borrowed funds may also experience adverse effects from continued disruptions in the capital markets, or other events, including, among other things, changes in investor expectations; and

•

Failures of other depository institutions in our markets and increasing consolidation of financial services companies as a result of current market conditions could increase our deposits and assets, necessitating additional capital, and may have unexpected adverse effects upon our ability to compete effectively or attract capital as needed.

We have incurred losses in recent years and there is no assurance that these losses will not continue in future periods.

For the years ended December 31, 2012, 2011 and 2010, we have incurred a net loss of $43.0 million, $24.1 million, and $11.4 million, respectively. In response to recent losses, management raised additional capital and disposed of substandard assets in order to strengthen the Company’s balance sheet, increase tangible common equity and improve capital adequacy ratios applicable to Bancorp and the Bank. While management believes that these strategies will improve our financial condition and results of operations going forward, there is no assurance that such efforts will be successful or that these losses will not continue in future periods.

Our results are significantly impacted by the economic conditions of our principal market areas.

The success of our operations depends on the general economic conditions of the State of Florida and the specific markets we serve. Unlike larger organizations that are more geographically diverse, our operations are concentrated in Jacksonville, Duval County, Florida and the surrounding areas. As a result of our geographic concentration, the economic conditions in our primary market areas have a significant impact on our financial results, including the demand for the Company’s products and services, the ability of our customers to repay loans, the value of collateral securing existing loans, and the stability of our funding sources. This is particularly true because a number of our borrowers are small businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers. Consequently, their ability to repay loans may be especially adversely affected during economic downturns which could lead to higher rates of loss and loan payment delinquencies. Moreover, the value of the real estate or other collateral that may secure our loans could

ITEM 1A. RISK FACTORS (Continued)

be adversely affected if local economic conditions experience further deterioration. If a borrower is unable to repay its loan and the value of the underlying real estate collateral declines to a point that is below the amount of the loan, then we will suffer a loss.

Weaknesses in the real estate markets, including the secondary market for residential mortgage loans, have adversely affected us and may continue to adversely affect us.

Financial institutions continue to be affected by ongoing challenges in real estate markets and secondary mortgage markets. Increased volatility in housing markets, combined with the correction in residential real estate market prices and reduced levels of home sales, could result in further price reductions in single family home values and continue to adversely affect the liquidity and value of collateral securing our real estate-related loans. This is especially true for collateral securing commercial loans for residential land acquisition, construction and development, as well as residential mortgage loans and residential property securing loans currently outstanding. Additional consequences of continued deterioration of the housing markets include reduced mortgage loan originations and reduced gains on the sale of mortgage loans.

Declining real estate prices have caused higher delinquencies and losses on certain mortgage loans in general, and particularly with regard to second lien mortgages and home equity lines of credit. Significant ongoing disruptions in the secondary market for residential mortgage loans have limited the market for, and liquidity of, most residential mortgage loans other than conforming Fannie Mae and Freddie Mac loans. These trends could continue despite various government programs to boost the residential mortgage markets and stabilize the housing markets.

Our financial condition, including capital and liquidity, and results of operations have been, and may continue to be, adversely affected by declines in real estate values and home sales volumes, financial stress on borrowers as a result of unemployment, interest rate resets on adjustable rate mortgage loans or other factors that result in higher delinquencies and increased charge-offs related to credit losses. Furthermore, in the event that our allowance for loan losses is insufficient to cover such losses, our earnings, capital and liquidity could be adversely affected.

Our concentration of real estate mortgage loans and loans secured by real estate may continue to adversely affect our financial condition and results of operations.

As of December 31, 2012 and 2011, approximately 89.8% and 91.4% of the Company’s loan portfolio consisted of real estate mortgage loans, respectively. Commercial real estate (“CRE”) loans are especially cyclical and pose risks of loss to us due to concentration levels and similar risks of the asset. CRE loans represented 69.6% and 66.4% of our loan portfolio as of December 31, 2012 and 2011, respectively. Banking regulators continue to give CRE lending greater scrutiny and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing. In addition, an increased concentration of CRE loans requires higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.

In addition to our concentration of real estate loans, a significant portion of our loan portfolio has historically been secured with real estate. As of December 31, 2012 and 2011, approximately 60.2% and 59.5% of our loan portfolio was secured by commercial real estate, respectively. The downturn in the real estate market, the continued deterioration in the value of collateral, and the local and national economic recessions have adversely affected our customers’ ability to sell or refinance real estate and repay their loans. If these conditions persist, or worsen, our customers’ ability to repay their loans will be further eroded. In the event we are required to foreclose on a property securing one of our mortgage loans, or otherwise pursue remedies in order to protect our investment, we may be unable to recover enough value from the collateral to prevent a loss.

ITEM 1A. RISK FACTORS (Continued)

The amount that we, as a mortgagee, may realize after a default and foreclosure is dependent upon factors outside of our control, including, but not limited to:

•	general or local economic conditions;

•	environmental clean-up liability;

•	neighborhood values;

•	real estate tax rates;

•	operating expenses of the foreclosed properties;

•	ability to obtain and maintain adequate occupancy of the properties;

•	zoning laws, governmental rules, regulations and fiscal policies; and

•	natural disasters.

Certain expenditures associated with the ownership of real estate, principally real estate taxes and maintenance costs, may adversely affect the income from the real estate. In the event that the cost of operating real property exceeds the rental income earned from such property, we may be required to advance funds in order to protect our investment or dispose of the real property at a loss.

Future liquidity needs may exceed our available liquidity sources.

Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could limit our asset growth and have a materially adverse effect on our liquidity, financial condition and results of operations. Our funding sources include federal funds purchases, non-core deposits, and short- and long-term debt. The Bank is a member of the Federal Home Loan Bank of Atlanta, where we can obtain advances collateralized with eligible assets. The Bank can also use eligible collateral to borrow from the Federal Reserve Bank of Atlanta. We maintain a portfolio of securities that can be used as a secondary source of liquidity.

There are other sources of liquidity available to us on an as-needed basis, including our ability to acquire additional non-core deposits (subject to applicable regulatory restrictions, if any), the sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms which are acceptable to us, could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and the continued deterioration in credit markets.

Bancorp has limited liquidity to pay interest on material company debt in the form of junior subordinated debt related to trust preferred securities and senior revolving debt.

Bancorp had approximately $16.1 million of junior subordinated debentures issued incident to trust preferred securities, and another $4.1 million of other liabilities, including revolving debt outstanding and owing to Bancorp directors as of December 31, 2012. Historically, Bancorp has depended upon dividends from the Bank to pay its expenses, including interest on, and principal of, Bancorp’s indebtedness. During the year ended December 31, 2012, the Company exercised its contractual right to defer interest payments with respect to all of the outstanding trust preferred securities. Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty. These payments are periodically evaluated and will be reinstated when appropriate.

ITEM 1A. RISK FACTORS (Continued)

Currently, the Bank cannot pay dividends on its common stock or nonvoting common stock without prior regulatory approval while maintaining acceptable capital and avoid becoming “undercapitalized.” Bancorp has depended on the revolving loan agreements with its directors, cash on hand, and most recently, $42.1 million in net proceeds from the sale of Series A Preferred Stock to pay its operating and interest expenses. Bancorp had approximately $3.1 million of cash as of December 31, 2012 and $1.8 million in funds available under its revolving loan agreements. There is no assurance that these sources of liquidity will be sufficient to meet Bancorp’s expenses going forward.

Changes in accounting and tax rules applicable to banks could adversely affect our financial conditions and results of operations.

From time to time, the Financial Accounting Standards Board (“FASB”) and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

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

Reputational risk and social factors may impact our results of operations.

Our ability to originate and maintain accounts is highly dependent upon customer and other external perceptions of our business practices and financial health. Adverse perceptions regarding our business practices or financial health could damage our reputation in both the customer and funding markets, leading to difficulties in generating and maintaining accounts as well as in financing them. Adverse developments with respect to the consumer or other external perceptions regarding the practices of our competitors, or the financial services industry as a whole, may also adversely impact our reputation. Negative public opinion surrounding our Company or our industry may also result in greater regulatory or legislative scrutiny, which may lead to laws, regulations or regulatory actions that may change or constrain the manner in which we engage with our customers and the products we offer. Adverse reputational impacts or events may also increase our litigation risk.

The loss of key personnel may adversely affect our operating results.

Our success is, and is expected to remain, highly dependent on our senior management team. We rely heavily on our senior management because, as a community bank, our management’s extensive knowledge of, and relationships in, the community generates business for us. We also have a significant amount of problem loans that are substandard or otherwise classified, nonperforming and troubled debt restructurings, as well foreclosed property or other real estate owned. Successful execution of our business strategies will continue to place significant demands on our management and the loss of any such person’s services may adversely affect our ability to resolve these problems, recapitalize the Company, resume our growth and return to profitability. Since Mr. Schwenck’s retirement on June 18, 2012, we have appointed Stephen C. Green as President and Chief Executive Officer and appointed Margaret A. Incandela as Executive Vice President, Chief Operating Officer and Chief Credit Officer. We have executed employment contracts with both Mr. Green and Ms. Incandela, with

ITEM 1A. RISK FACTORS (Continued)

equity awards subject to certain conditions. We also continue to rely upon the services of Scott M. Hall, Executive Vice President and the Bank’s President, and Valerie A. Kendall, Executive Vice President and Chief Financial Officer. If the services of these individuals were to become unavailable for any reason, or if we were unable to hire highly qualified and experienced personnel to replace them, our results and financial condition and prospects could be adversely affected.

Our business may face significant risks with respect to future expansion.

As part of our growth strategy, we may continue to acquire other financial institutions or parts of financial institutions in the future and we may engage in additional de novo branch expansion. Acquisitions and mergers involve a number of risks, including, but not limited to the following:

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

We may incur substantial costs to expand and can give no assurance that such expansion will result in the levels of profits we would expect. We may issue equity securities, including common stock, in connection with future acquisitions, which could cause ownership and economic dilution to our shareholders. There is no assurance that, following any future mergers or acquisitions, our integration efforts will be successful or, after giving effect to the acquisition, that we will achieve profits comparable to, or better than, our historical experience.

We are exposed to environmental liability risk with respect to other real estate owned.

A significant portion of our loan portfolio is secured by real property. In the ordinary course of business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We have been aggressively managing problem assets and, as a result, have taken title to the underlying collateral for a number of underperforming loans. As of December 31, 2012, we had approximately $7.0 million in other real estate owned. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected.

ITEM 1A. RISK FACTORS (Continued)

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

The financial markets are experiencing adverse effects due to economic uncertainties, including its direction and growth, as well as high unemployment rates. As a result of the weak economy and a decline in the value of collateral supporting loans, especially with respect to the State of Florida, many financial institutions have seen deterioration in loan portfolio performance. In addition, stock prices of bank holding companies, like us, have been negatively affected by the recent and current conditions in the financial markets, as has our ability to raise capital as needed, compared to the period preceding the latest economic recession.

Our location on the east coast of Florida makes us susceptible to disruptions in operations due to weather-related problems.

Our Bank branches and corporate headquarters are located in the Jacksonville and Jacksonville Beach, Duval County, Florida area and are vulnerable to tropical storms, hurricanes, tornadoes and flood and wind damage. We cannot predict whether or to what extent damage that may be caused by future weather events will affect our operations or the economies in our current or future market areas. Such weather events could result in a decline in loan originations, a decline in the value or destruction of properties securing our loans and an increase in payment delinquencies, foreclosures or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of future weather events. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in our markets.

Recent legislation and government actions in response to market and economic conditions may significantly affect our operations, financial condition and earnings.

The Dodd-Frank Act restructured the regulation of depository institutions and the financial services industry. The Consumer Financial Protection Bureau was created largely to administer and enforce consumer and fair lending laws, a function that has historically been performed by the depository institution regulators. The full impact of the Dodd-Frank Act on our business and operations will not be known until regulations implementing the Act are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible changes to future consumer and fair lending regulations. The Dodd-Frank Act also permanently increased the limits on federal deposit insurance to $250 thousand.

In addition to U.S. based regulatory initiatives, the federal government is also coordinating reform activities with other countries. There can be no assurance that these various initiatives or any other future legislative or regulatory initiatives will be successful at improving economic conditions globally, nationally or in our markets, or that the measures adopted will not adversely affect our operations, financial condition and earnings.

The costs of FDIC assessments have increased substantially in recent years and are expected to continue to increase in future periods, which would adversely affect our operations.

As a member institution of the FDIC, we are assessed a quarterly deposit insurance premium. Bank failures have significantly depleted the FDIC’s DIF and reduced its ratio of reserves to insured deposits. As a result, the FDIC

ITEM 1A. RISK FACTORS (Continued)

has adopted a revised risk-based deposit insurance assessment schedule which raised deposit insurance premiums, and the FDIC has also implemented a special assessment on all depository institutions, which may be imposed in future periods if needed.

These actions have substantially increased our regulatory assessments, from $417 thousand in 2008 to $1.0 million in each of 2009, 2010 and 2011 and $0.9 million in 2012. This has significantly increased our noninterest expense in 2010, 2011 and 2012 and is expected to increase our costs for the foreseeable future, especially with our levels of problem assets and related risks. Such costs have adversely affected, and may continue to adversely affect, our results of operations.

The allowance for loan losses may not be adequate to cover actual losses.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan. Management maintains an allowance for loan losses based on, among other things, anticipated experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for probable loan losses based upon a percentage of the outstanding balances and for specific loans when their ultimate collectability is considered questionable. Our regulators may also require us to add to our provision for loan losses in the ordinary course of their review of the Bank.

As of December 31, 2012, our allowance for loan losses was $20.2 million, which represented 5.1% of our total amount of loans. As of December 31, 2012, we had approximately $22.7 million in nonperforming loans and $7.0 million of other real estate owned, compared to $46.9 million and $8.0 million as of December 31, 2011, respectively. Management monitors our asset quality and seeks to maintain an adequate loan loss allowance; however, the allowance may not prove sufficient to cover future loan losses. Furthermore, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our nonperforming or performing loans. Accordingly, the allowance for loan losses may not be adequate to cover loan losses, or significant increases to the allowance may be required in the future if economic conditions should worsen. Among other adverse consequences, significant additions to our allowance for loan losses could have a material impact on our financial performance and reduce our net income and capital.

Nonperforming assets take significant time to resolve and expose us to increased risk of loss.

As of December 31, 2012, our nonperforming loans were $22.7 million, or 5.7% of our gross loan portfolio, and our nonperforming assets (which include nonperforming loans) were $29.7 million, or 5.3% of total assets. In addition, we had approximately $4.6 million in accruing loans that were 30-89 days delinquent as of December 31, 2012. The Company experienced a decrease in nonperforming assets of approximately $25.2 million from the prior year ended December 31, 2011. As of December 31, 2011, our nonperforming loans were $46.9 million, or 10.1% of our gross loan portfolio, and our nonperforming assets (which include nonperforming loans) were $54.9 million, or 9.8% of total assets. In addition, we had approximately $7.8 million in accruing loans that were 30-89 days delinquent as of December 31, 2011. This year-over-year decrease was consistent with the Company’s strategy to accelerate the disposition of substandard assets in 2012.

Until economic and market conditions improve, we may continue to incur additional losses relating to nonperforming loans, including losses on the potential disposition of loans and foreclosed assets. We do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. We also incur the costs of funding problem assets and other

ITEM 1A. RISK FACTORS (Continued)

real estate owned. When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to our then fair value less expected selling costs, which, when compared to the principal amount of the loan, may result in a loss. In addition, given the increased levels of mortgage foreclosures in our market areas, the foreclosure process is now taking longer than it has in recent years; this has served to increase the cost of foreclosures and the time needed to take title to the underlying property. Once we take possession of foreclosed real estate, the costs of maintenance, taxes, security and potential environmental liability can be significant and serve to decrease the amount of recovery we may realize upon a sale of the property.

As described above, our nonperforming assets can adversely affect our net income in a variety of ways, which negatively affects our results of operations and financial condition. While we have used loan sales, workouts, restructurings and other activities to improve our level of problem assets, decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition may adversely affect our business, results of operations and financial condition, whether or not due to economic and market conditions beyond our control. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. There can be no assurance that we will not experience further increases in nonperforming loans or that nonperforming assets will not result in further losses in future periods.

We have had to adjust the valuation allowance against our deferred tax assets and reduce our deferred tax asset to zero.

We evaluate deferred tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. As of the end of 2011, we determined to establish a valuation allowance for all our deferred tax assets, based on available evidence at the time, that it was more likely than not that all of the deferred tax assets would not be realized. In determining the more-likely-than-not criterion, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments, either increases or decreases, to the deferred tax asset valuation allowance will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry-back or carry-forward periods under the tax law. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, we may or may not be able to recapture these deferred tax assets in future periods.

We could be negatively impacted by changes in interest rates and economic conditions.

Our results of operations and financial condition may be materially and adversely affected by changes in prevailing economic conditions, including continued declines in real estate market values and sales volumes, rapid changes in interest rates or the yield curve, and the monetary and fiscal policies of the federal government. Our profitability is largely a function of the spread between the interest rates earned on investments and loans and those paid on deposits and other liabilities. Changes in interest rates may negatively affect our earnings and the value of our assets as well as our levels of interest income, interest expense and net interest spread and margin. If our assets reprice more slowly than our deposits and other liabilities, our earnings will be adversely affected if interest rates rise, but will benefit if the interest rates on our earning assets rise more quickly than the interest rates we pay on our deposits and other liabilities. Most banks, including us, have experienced compression and reduced interest spreads and margins as a result of current historically low interest rates. Our interest spreads and net interest margins are also affected by the shape of the yield curve, which is affected especially by monetary policy, including the Federal Reserve’s actions to keep interest rates low in recent years and its stated intent to maintain this stance into late 2014. While we seek to manage our interest-rate risk, these measures are based on estimates and assumptions that may not be realized.

ITEM 1A. RISK FACTORS (Continued)

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

We operate in a highly competitive market.

We face competition for deposits, loans and other financial services from other community banks, regional banks, out-of-state and in-state national banks, savings banks, thrifts, credit unions and other financial institutions. The Company also faces competition from other entities that provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, insurance companies, mutual funds, and other lending sources and alternative investment providers. Some of these financial institutions and financial services organizations are not subject to the same degree of regulation as we are and may have lower cost structures. Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefits them in attracting business. Larger competitors may be able to price loans and deposits more aggressively than we can, and have broader customer and geographic bases to draw upon. Failure to compete effectively to attract new and retain current customers could adversely affect our growth and profitability, which could have a materially adverse effect on our financial condition and results of operations.

The banking industry is also subject to increased competition as a result of rapid technological changes with the frequent introduction of new technology-driven products and services. In addition to providing better service to customers, the effective use of technology increases efficiency and may enable us to reduce costs. Our future success depends in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional operating efficiencies. Many of our competitors, especially large national and regional banks, have substantially greater resources to invest in technological improvements, which may permit them to perform certain functions at a lower cost than we can. There is no assurance that we will be able to implement new technology-driven products and services effectively or efficiently or be successful in marketing these to our customers, which may reduce our ability to compete effectively in the industry.

Our lending limit restricts our ability to compete with larger financial institutions and may limit our growth.

Our per customer lending limit is approximately $11.4 million, subject to further reduction based on regulatory criteria relevant to any particular loan. Accordingly, the size of loans which we can offer to potential customers is less than the size that many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in the market. We seek to accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks although this market has been disrupted from time to time in recent years, as other banks have exited the market or failed, and we may lose loans to competitors. Our lending limit also impacts the efficiency of our lending activities because it lowers our average loan size, which means we have to generate an increased number of transactions in order to achieve the same portfolio volume as other institutions with higher lending limits.

ITEM 1A. RISK FACTORS (Continued)

System failures, interruptions or breaches of security could adversely impact our business and results of operations.

Technology and information systems are essential to our daily business operations, such as systems to manage accounting activities, customer deposits and loan operations. In addition, the Bank provides its customers the ability to bank online. While the Company has established policies and procedures to prevent or limit the impact of system failures, interruptions and security breaches, there can be no assurance that such events will not occur or that they will be adequately addressed if they do occur. In addition, the secure transmission of confidential information over the Internet is a critical element of online banking. The Bank’s network or those of its customers could be vulnerable to unauthorized access, computer viruses, phishing schemes and other security problems. In order to mitigate these risks, the Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. Any inability to prevent security breaches or computer viruses could expose the Bank to litigation or other liabilities and also cause existing customers to lose confidence in the Bank’s systems which could adversely affect our reputation and the ability to generate deposits, and, in turn, adversely affect our financial condition and results of operations.

Additional capital may not be available when needed, and if available, could result in dilution of our shareholders’ ownership interests.

Any capital that is generated by our operations over the next several years is expected to be needed to support our operations. Additionally, our Board may determine from time to time that we need to obtain additional capital through the issuance of additional shares of our common stock or other securities. These issuances likely would dilute the ownership interest of our then-current shareholders, including the per share book value of our common stock and nonvoting common stock, would only require shareholder approval under certain circumstances. The terms of security issuances by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants, which may have a further dilutive effect of current ownership interests. Also, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs, whether or not an offering is completed successfully. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

RISKS RELATED TO OUR COMMON STOCK

Sales of substantial amounts of our common stock in the open market could depress the stock price of our common stock and the value of our other securities.

We are in the process of registering 52,360,000 shares of our nonvoting common stock and 100,000,000 shares of our common stock (which includes the shares of common stock issuable upon conversion of such nonvoting common stock) for resale by the investors in the Private Placement. Once this registration statement becomes effective, those shares will be freely tradable without restrictions or further registration under the Securities Act of 1933, as amended. Sales of substantial amounts of these shares in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock or other securities. Also these sales might make it more difficult for us to sell equity or equity-related securities at a time and price that we otherwise would deem appropriate.

We may issue additional shares of capital stock, which may dilute the interests of our shareholders, and may adversely affect the market value of our securities.

We are currently authorized to issue up to 400.0 million shares of common stock, 100.0 million shares of nonvoting common stock, and 10.0 million shares of preferred stock, of which 53,530,880 shares, 52,360,000

ITEM 1A. RISK FACTORS (Continued)

shares and no shares, respectively, were issued and outstanding as of February 28, 2013. Our Board has the authority, and in certain circumstances without shareholder approval, to issue all or part of the authorized but unissued common stock or nonvoting common stock, and to establish the terms of any series of preferred stock. Any authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders, including the book value of each share of our common stock and nonvoting common stock.

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

We do not anticipate that dividends will be paid on our common stock or nonvoting common stock for the foreseeable future and intend to retain all earnings, if any, to support our business. Future dividend payments will depend on Bancorp’s internal dividend policy, earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by Bancorp’s Board.

A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows: No bank may pay a dividend at any time that the total of net income for the current year, when combined with retained net income from the preceding two years, produces a loss. The Bank met this restriction in 2012 and 2011 as our net loss for the years ended December 31, 2012 and 2011 combined with retained earnings from the preceding two years produced a loss. The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

The market price of our common stock may be volatile, and if we do not maintain a minimum bid price of $1.00, we may be subject to delisting from the NASDAQ Stock Market.

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

ITEM 1A. RISK FACTORS (Continued)

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

In addition, the NASDAQ Stock Market imposes certain standards that a company must satisfy in order to maintain the listing of its securities on the NASDAQ Stock Market. Among other things, these standards require that the bid price of the common stock of listed companies be at least $1.00 per share (the “Minimum Bid Price Rule”). On November 29, 2012, the Company received notice (the “Notice”) from the Listing Qualifications staff of The NASDAQ Stock Market stating that the Company no longer complied with the Minimum Bid Price Rule. Although the Company regained compliance with the Minimum Bid Price Rule within the applicable grace period, there is no assurance that the bid price of our common stock will remain at or above $1.00 per share, as required by NASDAQ. If the Company is not able to maintain compliance with the Minimum Bid Price Rule, it could be subject to delisting from the NASDAQ Stock Market.

Because of the volatility in the closing price of the Company’s common stock, and considering the initial conversion price of $0.50 per share for the Series A Preferred Stock issued in the Private Placement, the Board sought and received approval from its shareholders to effect a reverse stock split, in the Board’s discretion, which may have the effect of increasing the market price of the common stock. However, there can be no assurance that a reverse stock split, or any other measures taken by the Board to increase the market price of the common stock, will result in the intended benefits. The market price of the Company’s common stock is affected by a variety of other factors, such as our financial results, general market conditions and the market perception of our business, any of which may adversely affect the market price of our common stock. Accordingly, the total market capitalization of the Company’s common stock after a reverse stock split or any similar measures may be lower than the total market capitalization beforehand.

Shares of capital stock are not an insured deposit.

Shares of our common stock and nonvoting common stock are not a bank deposit and are not insured or guaranteed by the FDIC or any other government agency. Investment in our capital stock is subject to investment risk, which could result in a loss of the entire investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table presents the location and other important information pertaining to the Company’s headquarters and branch offices as of December 31, 2012:

Location Type	Address	Year Location Established	Approximate Square Footage	Own/Lease
Headquarters/Branch Office(1)	100 North Laura Street Jacksonville, FL 32202	2004	20,547	Lease

Branch Office	10325 San Jose Boulevard Jacksonville, Florida 32257	1998	3,222	Own

Branch Office	12740-200 Atlantic Boulevard Jacksonville, FL 32225	2000	2,588	Own

Branch Office(2)	4343 Roosevelt Boulevard Jacksonville, FL 32210	2005	3,127	Lease

Branch Office(3)	7880 Gate Parkway Jacksonville, Florida 32256	2006	9,372	Lease

Branch Office	1315 South 3rd Street Jacksonville Beach, Florida 32250	2010	4,987	Own

Branch Office	560 Atlantic Boulevard Neptune Beach, Florida 32266	2010	2,203	Own

Branch Office(4)	14288 Beach Boulevard Jacksonville, FL 32250	2011	3,883	Lease

Administrative Office(5)	1790 Kernan Boulevard Jacksonville, FL 32246	2010	3,120	Own Building/
				Lease Land

(1)

The Bank amended its ten-year lease for our headquarters location effective April 25, 2011 to extend the lease term from September 14, 2012 to September 30, 2016. Current terms specify monthly rent of $20.00 per square foot which is subject to annual increases of $0.50 per square foot on October 1st of each year through October 1, 2015. The Bank has five renewal options, each to extend the term of the lease for five years, the first option term commencing on October 1, 2016, and the last option term ending on September 30, 2041. Effective July 3, 2012, the Bank amended this lease to expand the existing office space by approximately 5,732 square feet. The amended lease terms specify monthly rent of $15.00 per square foot annually for the additional office space, with all other terms remaining the same.

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

(3)

The Bank took occupancy of this branch on January 15, 2006 and opened for business on June 9, 2006. The Bank has a ten-year lease that expires January 13, 2016 for this branch, which specifies rent of $210,870 per annum and is subject to annual increases on the anniversary date to the extent of any percentage change that occurs in the consumer price index for all urban consumers. The Bank has two renewal options, each to extend the term of the lease for five years, the first option term commencing on January 13, 2016, and the last option term ending on January 13, 2026.

(4)

The Bank took occupancy of this branch on July 31, 2011 and opened for business on November 1, 2011. The Bank has a ten-year lease that expires on October 31, 2021 for this branch, which specifies rent of

ITEM 2. PROPERTIES (Continued)

$81,543 per annum and is subject to an increase of 10% on the fifth anniversary of the rent commencement date.
(5)

The Bank took occupancy of this branch on November 16, 2010 as a result of the merger with ABI. The Bank has a 20-year lease that expires August 22, 2022 for this branch, which specifies rent of $75,000 per annum and is subject to a 12.5% increase every five lease years. The Bank has two renewal options, each to extend the term of the lease for ten years, the first option term commencing on August 22, 2022, and the last option term ending on August 22, 2042. The Bank currently uses this office for administrative purposes only.

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

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “JAXB.” As previously disclosed in the Company’s filings with the SEC, effective on January 29, 2013, the listing of the Company’s common stock was transferred from the NASDAQ Global Market tier to the NASDAQ Capital Market tier of the NASDAQ Stock Market, in order for the Company to regain compliance with NASDAQ’s minimum Market Value of Publicly Held Shares requirement for continued listing. The NASDAQ Capital Market is one of the three market tiers for NASDAQ-listed stock and operates in substantially the same manner as the NASDAQ Global Market. There is no public trading market for the Company’s nonvoting common stock.

The following table shows the high and low sale prices of our common stock for each quarter of 2012 and 2011.

Year	Quarter	High	Low
2012	First	$3.65	$2.79
	Second	$3.42	$1.26
	Third	$1.69	$0.92
	Fourth	$1.10	$0.75

2011	First	$7.40	$6.49
	Second	$6.99	$6.00
	Third	$6.59	$3.95
	Fourth	$4.89	$2.90

As of February 28, 2013, Bancorp had 53,530,880 outstanding shares of common stock, par value $0.01 per share, held by approximately 507 registered shareholders of record and 52,360,000 outstanding shares of nonvoting common stock, par value $0.01 per share, held by one registered shareholder of record (as a result of the certificate exchange procedures in the conversion of the Series A Preferred Stock) and beneficially owned by 21 shareholders.

It is the policy of Bancorp’s Board to reinvest earnings for such period of time as is necessary to ensure its successful operations. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on Bancorp’s earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by the Board. For more information regarding Bancorp’s ability to pay dividends and restrictions thereon, please refer to the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

COMPANY PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the last quarter of 2012.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 2012, 2011, 2010, 2009, and 2008 have been derived from our Consolidated Financial Statements. The ratios and other data presented are unaudited and have been derived from our records. Information presented for the years ended December 31, 2012, 2011 and 2010 reflect the merger with ABI on November 16, 2010. The selected financial data presented below should be read in conjunction with the Consolidated Financial Statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Annual Report on Form 10-K.

(dollars in thousands, except share and per share data)	2012	2011	2010	2009	2008
Financial Condition Data:
Cash and cash equivalents(1)	$72,079	$9,955	$20,297	$5,647	$10,148
Securities, available-for-sale and held to maturity	83,985	63,140	62,356	22,171	29,734
Loans held-for-sale	—	—	13,910	—	—
Loans, net(2)	377,833	449,583	499,696	384,133	374,993
Goodwill	—	3,137	12,498	—	—
Other intangible assets, net	1,260	1,774	2,376	—	—
All other assets	29,900	33,836	40,700	26,860	19,124

Total assets	$565,057	$561,425	$651,833	$438,811	$433,999

Total deposits	490,021	473,907	562,187	370,635	345,544
Total borrowings(1)	38,466	55,837	34,886	39,777	60,550
Other liabilities	2,994	2,337	2,901	1,131	1,060
Shareholders’ equity(1)	33,576	29,344	51,859	27,268	26,845

Total liabilities and shareholders’ equity	$565,057	$561,425	$651,833	$438,811	$433,999

Operations Data:
Total interest income	$26,252	$30,744	$23,962	$23,204	$25,563
Total interest expense	5,256	7,016	8,282	9,729	13,560

Net interest income	20,996	23,728	15,680	13,475	12,003
Provision for loan losses	37,994	12,392	16,988	4,361	3,570

Net interest income (loss) after provision for loan losses	(16,998)	11,336	(1,308)	9,114	8,433

Noninterest income	1,503	1,531	1,174	841	1,178
Noninterest expenses	27,726	30,152	17,124	9,983	9,805

(Loss) income before income tax (benefit) expense	(43,221)	(17,285)	(17,258)	(28)	(194)
Income tax (benefit) expense	(173)	6,774	(5,816)	(104)	(229)

Net (loss) income	$(43,048)	$(24,059)	$(11,442)	$76	$35

ITEM 6.	SELECTED FINANCIAL DATA (Continued)

(dollars in thousands, except share and per share data)	2012	2011	2010	2009	2008
Per Share Data:
Basic (loss) earnings per common share	$(7.31)	$(4.09)	$(5.07)	$0.04	$0.02
Diluted (loss) earnings per common share	$(7.31)	$(4.09)	$(5.07)	$0.04	$0.02
Dividends declared per share	—	—	—	—	—
Total common shares outstanding at end of year	5,890,880	5,889,822	5,888,809	1,749,243	1,748,599

Ratios and Other Data:
Return on average assets	(7.55)%	(3.93)%	(2.42)%	0.02%	0.01%
Return on average equity	(188.47)%	(44.53)%	(37.52)%	0.28%	0.13%
Average equity to average assets	4.01%	8.82%	6.46%	6.22%	6.40%
Interest rate spread during the period	3.67%	3.96%	3.28%	2.89%	2.46%
Net yield on average interest-earning assets	3.86%	4.19%	3.52%	3.23%	2.97%
Noninterest expenses to average assets	4.87%	4.92%	3.62%	2.30%	2.33%
Average interest-earning assets to average interest-bearing liabilities	1.20	1.19	1.13	1.15	1.15
Nonperforming loans and foreclosed assets as a percentage of total assets(2)	5.26%	9.77%	6.25%	2.91%	2.89%
Allowance for loan losses as a percentage of total loans(2)	5.07%	2.82%	2.55%	1.75%	1.24%
Total number of banking offices(4)	8	8	9	5	5

(1)	Amounts presented for the year ended December 31, 2012 were impacted by the completion of the Private Placement on December 31, 2012.
(2)

Amounts presented for the years ended December 31, 2012 and December 31, 2011, were impacted by the completion of the Asset Sale on December 31, 2012 and the bulk loan sale conducted on February 11, 2011, respectively.

(3)	Nonperforming loans and total loans exclude amounts classified as loans held-for-sale as of December 31, 2010.
(4)	Represents banking offices operating as of December 31st of each year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations represents an overview of the consolidated financial condition and results of operations of the Company as of, and for the years ended, December 31, 2012 and 2011. This discussion is designed to provide a more comprehensive review of the financial condition and operating results than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the Consolidated Financial Statements and accompanying notes contained in this Annual Report on Form 10-K.

General

Jacksonville Bancorp, Inc. (“Bancorp”) was incorporated on October 24, 1997 and was organized to conduct the operations of The Jacksonville Bank (the “Bank”). The Bank is a Florida state-chartered commercial bank that opened for business on May 28, 1999, and its deposits are insured by the FDIC. During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary. The primary business activities of Fountain Financial, Inc. consist of the referral of the Bank’s customers to third parties for the sale of insurance and investment products. On November 16, 2010, Bancorp acquired Atlantic BancGroup, Inc. (“ABI”) by merger, and on the same date, ABI’s wholly owned subsidiary, Oceanside Bank, merged with and into the Bank. The Bank provides a variety of community banking services to businesses and individuals in Duval County, Florida and surrounding communities within St. Johns, Clay and Nassau counties.

Business Strategy

Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. We also invest in mortgage-backed securities and securities backed by the United States Government, and agencies thereof, as well as other securities. Our profitability depends primarily on our net interest income, which is the difference between the income we receive from our loan and securities investment portfolios and costs incurred on our deposits, the Federal Home Loan Bank (“FHLB”) advances, Federal Reserve borrowings and other sources of funding. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income is generated as the relative amounts of interest-earning assets grow in relation to the relative amounts of interest-bearing liabilities. In addition, the levels of noninterest income earned and noninterest expenses incurred affect profitability. Included in noninterest income are service charges earned on deposit accounts and increases in cash surrender value of Bank-Owned Life Insurance (“BOLI”). Included in noninterest expense are costs incurred for salaries and employee benefits, occupancy and equipment expenses, data processing expenses, marketing and advertising expenses, federal deposit insurance premiums, legal and professional fees, loan related expenses, and other real estate owned (“OREO”) expenses.

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses; and maintaining strong asset quality. During the second quarter of 2012, the Company adopted a new overall strategy to accelerate the disposition of substandard assets on an individual customer basis. Certain then-current appraised values were discounted to estimated fair market value based on current market data such as recent sales of similar properties, discussions with potential buyers and negotiations with existing customers. This new strategy has materially impacted the Company’s earnings for the year ended December 31, 2012 through the increased provision for loan losses. Looking forward, the Company intends to continue reducing problem assets in conjunction with the fine tuning of the current credit processes. In addition, the Company is working to reposition its loan and deposit portfolio mix to better align with our targeted

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

market segment of professional services, wholesalers, distributors and other service industries. Our balance sheet mix will be diversified as a result of the capital received late in 2012. This excess capital will be deployed into short-term investments to maximize earnings while the desired loan growth is achieved.

On December 28, 2012, the Bank entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with a real estate investment firm (the “Asset Purchaser”) for the purchase by the Asset Purchaser of approximately $25.1 million of certain of the Bank’s loans and other assets for approximately $11.7 million (the “Asset Sale”). The assets underlying the Asset Sale included OREO, non-accrual loans and other loans with a history of being past due. Proceeds from the Asset Sale included $11.3 million from the sale of loans and $0.4 million from the sale of OREO. The Asset Sale was completed on December 31, 2012, immediately prior to the closing of the Stock Purchase, and involved the immediate transfer of servicing from the Bank, as permitted by federal law. The Asset Sale was in line with the Company’s strategy to accelerate the disposition of substandard assets in 2012.

To further supplement the Company’s business strategy, the Bank has adopted a philosophy of seeking and retaining the best available personnel for positions of responsibility, whom we believe will provide us with a competitive edge in the local banking market. Since the retirement of Mr. Price Schwenck, the Company’s former Chief Executive Officer, the Company has appointed Stephen C. Green as President and Chief Executive Officer and Margaret A. Incandela as Chief Operating Officer and Chief Credit Officer as a means of adding critical management expertise.

Capital Raise Transactions

During 2012, the Company executed a financial advisory agreement with an investment banking firm to assist in raising capital. Efforts to secure additional equity capital were realized on December 31, 2012 with the sale of an aggregate of 50,000 shares of the Company’s Series A Preferred Stock, at a purchase price of $1,000 per share, in the Private Placement. Included in the 50,000 shares sold in the Private Placement were 5,000 shares of Series A Preferred Stock issued to CapGen in exchange for the 5,000 shares of the Company’s Series B Preferred Stock purchased by CapGen (for an aggregate of $5.0 million) in September 2012 as part of a bridge financing. Also included in shares sold in the Private Placement were 2,265 shares of Series A Preferred Stock sold to certain of the Company’s directors, executive officers and other related parties (the “Subscribers”) through individual subscription agreements. Consideration for the shares of Series A Preferred Stock sold under the subscription agreements consisted of an aggregate of $0.5 million in cash and $1.8 million in the cancellation of outstanding debt under the Company’s revolving loan agreements held by certain of the Subscribers and/or their related interests.

For the year ended December 31, 2012, gross proceeds from the issuance of preferred stock were $50.0 million, including gross proceeds from the sale of Series A Preferred Stock of $45.0 million, $40.2 million net of offering expenses and the conversion of loans from related parties to equity, and gross proceeds from the sale of the Series B Preferred Stock of $5.0 million, or $4.8 million net of offering expenses. Net proceeds from the issuance of preferred stock in the amount of $45.1 million were used for general operating expenses, mainly for the subsidiary bank, to improve capital adequacy ratios, and will be used to supplement the Company’s business strategy going forward.

Executive Overview

The Company’s performance during the years ended December 31, 2012 and 2011 is reflective of the current low interest rate environment which has placed significant pressure on our margin, largely on the repricing of our assets. It also demonstrates the continued depressed real estate market that has been ongoing in the market in which the Bank operates.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparison of Financial Condition as of December 31, 2012 and December 31, 2011

Total assets increased $3.6 million, or 0.7%, from $561.4 million as of December 31, 2011 to $565.1 million as of December 31, 2012. This increase was influenced by a significant year-over-year increase in cash and cash equivalents of $62.1 million, or 624.0%, and securities available-for-sale of $20.8 million, or 33.0%. This increase was primarily offset by a reduction in net loans of $71.8 million, or 16.0%, other real estate owned of $1.0 million, or 12.5%, and a full impairment of the remaining balance of goodwill in the amount of $3.1 million during the year ended December 31, 2012.

The increase in cash and cash equivalents from $10.0 million as of December 31, 2011 to $72.1 million as of December 31, 2012 was primarily due to federal funds sold in the amount of $57.5 million. The large federal funds sold position was driven by the proceeds received from the 2012 capital raise activities and the Asset Sale completed late in the fourth quarter of 2012. During the year ended December 31, 2012, the Company purchased $23.1 million in GNMA and FNMA securities, $6.0 million in SBA bonds, $2.0 million in U.S. agency securities and $2.0 million in corporate bonds. These purchases contributed to the increase in securities available-for-sale from $63.1 million as of December 31, 2011 to $84.0 million as of December 31, 2012. During 2012, the Company utilized additional cash balances from increased deposits and run-off in the loan portfolio to fund additional purchasing activities for securities available-for-sale to maximize the yield on our interest-earning assets in the current interest rate environment.

The year-over-year reduction in net loans and other real estate owned was the direct result of the accelerated disposition of substandard assets, including the Asset Sale completed on December 31, 2012, whereby the Company sold $25.1 million of other real estate own nonaccrual loans, and other loans with a history of being past due for $11.7 million. The assets underlying the Asset Sale included OREO of $0.5 million and loans, including non-accrual loans and other loans with a history of being past due, of $24.6 million. Of the $24.6 million in loans sold, $5.6 million were acquired in the merger with ABI.

The allowance for loan loss as a percentage of total loans outstanding was 5.1% as of December 31, 2012, compared to 2.8% as of December 31, 2011. During 2012, the Company had charge-offs of $31.7 million, recoveries of $0.9 million and provision for loan loss of $38.0 million, compared to charge-offs of $12.8 million, recoveries of $0.4 million and provision for loan losses of $12.4 million in 2011. The increased allowance for loan losses as of December 31, 2012, compared to December 31, 2011, was driven primarily by the increase in the amount of allowance needed on loans collectively evaluated for impairment, an increase in individually evaluated for impairment as a percentage of total loans, and an increase in historical loss factors as a result of current year charge-offs, which increased the amount of allowance needed on loans collectively evaluated for impairment. The high level of charge-offs during 2012 and the increase in the amount of allowance needed on loans collectively evaluated for impairment was primarily due to the timing of recorded charge-offs related to the Company’s disposition of distressed assets on an individual basis and includes the impact of the Asset Sale.

Total deposits increased by $16.1 million, or 3.4%, during the year ended December 31, 2012, from $473.9 million as of December 31, 2011 to $490.0 million as of December 31, 2012. The following are changes in each of the major deposit categories during 2012:

•	Noninterest-bearing deposits increased $11.7 million, or 14.1%, as a result of the Bank’s strategy to focus its sales efforts on gaining low cost deposits.

•	Money market, NOW and savings deposits remained relatively consistent year over year with a decrease of $0.7 million, or 0.3%.

•

The time deposit portfolio increased by $5.1 million, or 2.6%, driven primarily by a $36.6 million increase in national CDs that occurred during the first quarter of 2012. The Company is not currently offering or renewing national or brokered CDs.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Borrowed funds, primarily consisting of Federal Home Loan Bank (FHLB) advances, subordinated debentures and loans from related parties, totaled $38.5 million as of December 31, 2012, compared to $55.8 million as of December 31, 2011. FHLB advances and other borrowings decreased $16.6 million, or 45.1%, during 2012, from $36.8 million as of December 31, 2011 to $20.2 million as of December 31, 2012. The elevated prior year balance of FHLB advances was the result of increased overnight borrowings by the Bank of $18.6 million during late 2011. Also during the year ended December 31, 2012, loans from related parties decreased $0.8 million, or 26.7%, while subordinated debentures remained relatively consistent year over year. Loans from related parties decreased as a result of the Company’s 2012 capital raise transactions, whereby certain of the Company’s directors, executive officers and other related parties (the “Subscribers”) received shares of Series A Preferred Stock through individual subscription agreements in exchange for consideration in the amount of $0.5 million in cash and $1.8 million in the cancellation of outstanding debt under the Company’s revolving loan agreements held by such Subscribers and/or their related interests offset by additional borrowings of $1.0 million during 2012.

Total shareholders’ equity increased $4.2 million, or 14.4%, during 2012, from $29.3 million as of December 31, 2011 to $35.8 million as of December 31, 2012. This increase was primarily the result of net proceeds from the issuance of preferred stock in the amount of $46.9 million. These amounts were offset by a net loss for the year ended December 31, 2012 of $43.0 million. Management remains committed to retaining sufficient equity to protect shareholders and depositors, provide for reasonable growth and fully comply with regulatory requirements.

Comparison of Operating Results for the years ended December 31, 2012 and 2011

For the year ended December 31, 2012, the Company had a net loss of $43.0 million as compared to net loss of $24.1 million for the year ended December 31, 2011. On a basic and diluted share basis, the net loss was $7.31 for 2012, compared to net loss of $4.09 in 2011. Return on average assets and return on average equity were (7.55)% and (188.47)%, respectively, in 2012 compared to (3.93)% and (44.53)%, respectively, in 2011. The net loss for the year ended December 31, 2012 was driven primarily by (i) an increase in the provision for loan losses, noncash goodwill impairment expense and OREO expenses, (ii) an increase in loan related expenses, (iii) a decrease in interest income on loans, and (iv) additional expenses related to 2012 capital raise activities and the Asset Sale completed late in the fourth quarter of 2012. In comparison, the net loss for the year ended December 31, 2011 was driven primarily by the provision for loan losses, noncash goodwill impairment expense and noncash income tax expense (i.e., full valuation allowance) during the period. The level of the provision for loan losses and OREO and loan related expenses continued to be impacted by the depressed real estate market in which the Company operates. The prior year income tax expense was mostly the result of recording a full valuation allowance on the Company’s deferred tax asset offset by additional interest income recognized as a result of the acquisition of ABI in the fourth quarter of 2010 and the consistent decline in interest expense in recent years.

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $21.0 million for the year ended December 31, 2012, compared to $23.7 million for the year ended December 31, 2011. Interest earned on interest-earning assets decreased $4.5 million, or 14.6%, with interest income of $26.3 million in 2012, compared to $30.7 million in 2011. This decrease was driven primarily by (i) a decrease in average earning assets, in particular average loan balances which declined by $45.2 million when compared to the prior year, (ii) a decrease in the average yield on loans to 5.41% in 2012 as compared to 5.84% in 2011, and (iii) a decrease in interest income as a result of accretion recognized on acquired loans of $1.0 million, from $3.1 million in 2011 to $2.1 million in 2012. The decrease in the average yield on loans was mainly due to a decrease in the accretion on acquired loans and a decrease in the weighted-average loan yield as well as continued modifications to reduce existing loan rates to be competitive in the

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

current low-rate market environment. The decrease in accretion on acquired loans was a direct result of the Company’s strategy to accelerate the disposition of substandard assets and the natural maturity of the loans acquired. Interest paid on interest-bearing liabilities decreased 32 basis points from 1.47% in 2011 to 1.15% in 2012. The average cost of interest-bearing deposits and all interest-bearing liabilities reflect the ongoing reduction in interest rates paid on deposits as a result of the re-pricing of deposits in the current market environment.

Noninterest income was $1.5 million for both of the years ended December 31, 2012 and 2011, while noninterest expense decreased $2.5 million, from $30.2 million in 2011 to $27.7 million in 2012. The decrease in noninterest expense was driven primarily by a decrease in goodwill impairment charges from $11.2 million in 2011 to $3.1 million in 2012, offset by an increase in other expenses, including loan related expenses and nonrecurring expenses related to the 2012 capital raise and Asset Sale activities.

Basic weighted average common shares outstanding remained relatively consistent year over year, with 5,890,432 weighted average common shares outstanding for the year ended December 31, 2012, as compared to 5,889,439 for the year ended December 31, 2011. Basic and diluted weighted average common shares outstanding are the same for 2012 and 2011, respectively, as the Company was in a loss position for each year. As a result, all potential common shares for 2012 and 2011 were excluded from the calculation of diluted earnings per share as the shares would have had an anti-dilutive effect.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

carrying amount. Those subsequent changes, as well as any gains or losses recognized on the sale of these properties, are included in noninterest expense. Fair values are preliminary and subject to refinement after the acquisition date as new information relative to the acquisition date fair value becomes available. Valuation adjustments and gains or losses recognized on the sale of these properties occurring within 90 days of acquisition are charged against, or credited to, the allowance for loan losses.

Deferred Income Taxes

Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income. From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against our deferred tax asset as of December 31, 2011. The Company performed an analysis as of December 31, 2012 and determined the need for a valuation allowance still existed. To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once the Company can demonstrate a sustainable return to profitability and conclude that it is more-likely-than-not that the deferred tax asset will be utilized prior to expiration.

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

An impairment analysis as of December 31, 2011 determined that as a result of our net loss as of December 31, 2011, largely due to the recording of an additional provision for loan losses and a full valuation allowance on our deferred tax asset, there was a goodwill impairment of $11.2 million, leaving a balance of $3.1 million. The annual impairment analysis as of September 30, 2012 determined that there had been a goodwill impairment of $3.1 million, which reduced the carrying value of the remaining goodwill balance to zero. This impairment was due to several factors, including the financial performance of the Company during 2012 and the increased provision for loan losses. The Company recorded a charge to earnings for the same amount of the impairment which contributed to our net loss for the year ended December 31, 2012.

Recent Accounting Pronouncements

Please refer to “Adoption of New Accounting Standards” contained in Note 1 to the accompanying Consolidated Financial Statements for information related to the adoption of new accounting standards and the effect of newly issued but not yet effective accounting standards.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law. The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all insured institutions. Institutions considered well-capitalized and financially sound pay the lowest premiums, while those institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premiums. Total base assessment rates currently range from 0.03% of deposits for an institution in the highest sub-category of the high category to 0.45% of deposits for an institution in the lowest category.

In February 2006, the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the Reform Act) were signed into law. The Reform Act revised the laws concerning federal deposit insurance by making the following changes: (i) merged the Bank Insurance Fund and the Savings Association Insurance Fund into a new fund, the Deposit Insurance Fund (DIF), effective March 31, 2006; (ii) increased the deposit insurance coverage for certain retirement accounts to $250 thousand effective April 1, 2006; (iii) effective in 2010, deposit insurance coverage on individual accounts may be indexed for inflation; (iv) the FDIC has more discretion in managing deposit insurance assessments; and (v) eligible institutions received a one-time initial assessment credit. The Dodd-Frank Act permanently increased the limits on the federal deposit insurance to $250 thousand.

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

In November 2006, the FDIC adopted changes to its risk-based assessment system. Under the new system, the FDIC evaluates an institution’s risk based on supervisory ratings for all insured institutions, financial ratios for most institutions and long-term debt issuer ratings for certain large institutions.

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

In order to promote financial stability in the economy, the FDIC adopted the Temporary Liquidity Guarantee Program (or “TLGP”) on October 13, 2008. Participation in the program was voluntary; however, once participation was elected, it could not be revoked. The Bank elected to participate in the Transaction Account Guarantee Program component of the TLGP, under which the FDIC fully insured funds held in noninterest-bearing transaction accounts. Noninterest-bearing transaction accounts are ones that do not accrue or pay interest and for which the institution does not require an advance notice of withdrawal. Also covered under this program

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

were interest on lawyers’ trust accounts (“IOLTA”) and negotiable order of withdrawal (NOW) accounts with interest rates lower than 50 basis points. These revisions were effective until June 30, 2010 and then extended until December 31, 2010, unless we elected to “opt out” of participating, which we did not do. The Dodd-Frank Act extended full deposit coverage for noninterest-bearing transaction deposit accounts for two years beginning on December 31, 2010, and all financial institutions were required to participate in this extended program.

Following the expiration of the temporary “unlimited” FDIC insurance coverage for noninterest-bearing and IOLTA deposit accounts and beginning January 1, 2013, noninterest-bearing transaction accounts are no longer insured separately from depositors’ other accounts at the same depository institution and the aggregate balance is insured up to the standard FDIC insurance limit of $250 thousand. Funds deposited in IOLTAs will no longer be insured under the Dodd-Frank federal deposit insurance provision; however, these accounts may qualify for certain pass-through coverage applicable to fiduciary accounts as provided for by existing FDIC regulations. If an IOLTA does not qualify for pass-through coverage as a fiduciary account, then such accounts may be insured up to $250 thousand on a per-client basis. To the extent that state law requires, additional collateral must be pledged to secure uninsured deposits held by government/public depositors in excess of standard FDIC insurance limitations.

Securities

The securities portfolio is categorized as either “held to maturity,” “available-for-sale,” or “trading.” Securities held to maturity represent those securities which the Bank has the intent and ability to hold to maturity. Securities available-for-sale represent those investments which may be sold for various reasons, including changes in interest rates and liquidity considerations. These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income (loss). Trading securities are held primarily for resale and are recorded at their fair values. Gains or losses on trading securities are included immediately in earnings. As of December 31, 2012, 2011, and 2010, the Bank had no held to maturity or trading securities.

The following table sets forth the amortized costs and fair value of the Company’s securities portfolio as of December 31, 2012, 2011, and 2010:

	2012		2011		2010
(dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. government-sponsored entities and agencies	$10,286	$10,491	$3,093	$3,093	$—	$—
State and political subdivisions	16,598	18,166	16,574	17,881	23,584	23,334
Mortgage-backed securities—residential	32,148	33,646	31,601	33,052	38,908	39,022
Collateralized mortgage obligations	19,349	19,527	8,929	9,114	—	—
Corporate Bonds	2,048	2,155	—	—	—	—

Total	$80,429	$83,985	$60,197	$63,140	$62,492	$62,356

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth, by maturity distribution, certain information pertaining to the fair value of securities as of December 31, 2012:

	Within One Year		One to Five Years		Five to Ten Years
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government-sponsored entities and agencies	$—	—%	$—	—%	$2,008	1.53%
State and political subdivisions	—	—	661	3.74	3,856	4.58
Mortgage-backed securities—residential	—	—	51	4.23	4,121	3.78
Collateralized mortgage obligations	—	—	—	—	51	4.47
Corporate bonds	—	—	2,155	3.27	—	—

Total	$—	—	$2,867	3.64	$10,036	4.06

	Beyond Ten Years		Total
	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government-sponsored entities and agencies	$8,483	1.95%	$10,491	1.90%
State and political subdivisions	13,649	4.56	18,166	4.50
Mortgage-backed securities-residential	29,474	2.98	33,646	1.97
Collateralized mortgage obligations	19,476	1.72	19,527	4.50
Corporate bonds	—	—	2,155	3.27

Total	$71,082	3.14	$83,985	3.38

Loan Portfolio Composition

The Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk. The three portfolio segments include commercial loans, real estate mortgage loans, and consumer and other loans. Real estate mortgage loans are typically segmented into three classes: commercial real estate, residential real estate, and construction and land development.

As of December 31, 2012, commercial real estate mortgage loans represented the largest group of loans in our portfolio amounting to $239.9 million, or 60.2%, as compared to $275.2 million, or 59.5%, as of December 31, 2011. Residential real estate loans comprised the second largest class of loans, amounting to $80.4 million, or 20.2% of the total loan portfolio as of December 31, 2012, compared to $102.0 million, or 22.0%, as of December 31, 2011.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table sets forth the composition of our loan portfolio, excluding loans classified as held-for-sale, as of December 31st for each of the past five years:

(dollars in thousands)	2012		2011		2010		2009		2008
Commercial loans	$37,760	9.5%	$35,714	7.7%	$35,976	7.0%	$23,838	6.1%	$28,445	7.5%
Real estate mortgage loans:
Residential	80,314	20.2	102,040	22.0	120,007	23.4	80,586	20.6	67,718	17.8
Commercial	239,839	60.2	275,242	59.5	299,232	58.3	250,131	63.9	238,111	62.6
Construction and land	37,557	9.4	45,891	9.9	52,808	10.3	32,987	8.4	41,759	11.0
Consumer and other loans	2,768	0.7	3,955	0.9	5,110	1.0	3,899	1.0	4,070	1.1

Loans, gross	398,238	100.0%	462,842	100.0%	513,133	100.0%	391,441	100.0%	380,103	100.0%
Less:
Net deferred loan fees	(207)		(235)		(368)		(454)		(405)
Allowance for loan losses	(20,198)		(13,024)		(13,069)		(6,854)		(4,705)

Loans, net	$377,833		$449,583		$499,696		$384,133		$374,993

The following table sets forth the composition of our loans portfolio classified as held-for-sale as of December 31, 2010:

(dollars in thousands)	Amount	% of Total
Commercial loans	$20	0.1%
Real estate mortgage loans:
Residential	1,401	10.1
Commercial	11,649	83.8
Construction and land	840	6.0
Consumer and other loans	—	—

Total	$13,910	100.00%

There were no loans classified as held-for-sale as of December 31, 2012, 2011, 2009, and 2008.

The following tables reflect the contractual principal repayments by period of our loan portfolio as of December 31, 2012:

(dollars in thousands)	Less than One Year	One to Five Years	Greater than Five Years	Total

Commercial loans	$20,479	$14,414	$2,867	$37,760
Real estate mortgage loans:
Residential	38,182	23,026	19,106	80,314
Commercial	67,966	90,734	81,139	239,839
Construction and land	25,071	10,022	2,464	37,557
Consumer and other loans	1,273	1,397	98	2,768

Total	$152,971	$139,593	$105,674	$398,238

Loans with:
Fixed interest rates	$75,478	$113,669	$84,123	$273,270
Variable interest rates	77,493	25,924	21,551	124,968

Total	$152,971	$139,593	$105,674	$398,238

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The Company’s nonperforming loans, foreclosed assets and troubled debt restructurings as of December 31st for each of the past five years were as follows:

(Dollars in thousands)	2012	2011	2010	2009	2008
Nonperforming loans:
Commercial	$98	$1,168	$371	$19	$412
Real estate mortgage loans:
Commercial	4,813	17,081	9,843	4,774	4,475
Residential	6,151	13,684	14,215	3,563	3,013
Construction and land	11,372	14,953	10,582	389	4,536
Consumer loans and other	246	18	6	—	—
Loans past due over 90 days still on accrual	67	—	—	—	—

Total nonperforming loans(1)	22,747	46,904	35,017	8,745	12,436
Foreclosed assets, net	6,971	7,968	5,733	4,011	89

Total nonperforming assets	29,718	54,872	40,750	12,756	12,525

Performing loans classified as troubled debt restructuring	4,406	2,727	7,497	11,952	—
Nonperforming loans classified as troubled debt restructuring(1)(2)	6,585	12,657	—	4,223	—

Total loans classified as troubled debt restructuring	$10,991	$15,384	$7,497	$16,175	$—

Nonperforming loans as a percent of gross loans	5.71%	10.13%	6.83%	2.24%	3.28%
Nonperforming loans and foreclosed assets as a percent of total assets	5.26%	9.77%	6.25%	2.91%	2.89%

(1)	Nonperforming loans and total loans exclude amounts classified as loans held-for-sale as of December 31, 2010.
(2)	Amounts shown are also included in the total nonperforming loans above.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nonperforming loans decreased $24.2 million during the year ended December 31, 2012 from $46.9 million as of December 31, 2011 to $22.7 million as of December 31, 2012. Nonperforming assets decreased by $25.2 million from December 31, 2011 to December 31, 2012, driven primarily by an increase in loan charge-offs, write-downs on OREO, the disposition of OREO via sale or substandard assets via short sales, and the disposition of substandard assets via the Asset Sale completed late in the fourth quarter of 2012. This was consistent with the Company’s strategy to accelerate the disposition of substandard assets in 2012. The Company anticipates that the disposition of substandard assets, which includes OREO, will continue in future periods.

From time to time the Bank may utilize an interest reserve for a borrower’s future interest payments to ensure the payments remain current through maturity. As of December 31, 2011, the Bank had $1.4 million in loans where such reserves existed that were subsequently paid off in early 2012. As of December 31, 2012, there were no loans with an attached interest reserve.

The Company had loan balances of $11.0 million for customers whose loans were classified as troubled debt restructurings and such loans are included in the impaired loans balance of $16.2 million as of December 31, 2012. Of the loans classified as troubled debt restructurings, $6.0 million were classified as troubled debt restructurings with collateral shortfalls. There were no additional funds committed to customers whose loans were classified as troubled debt restructurings. The troubled debt restructurings that occurred during the year ended December 31, 2012 included modifications to terms that allowed borrowers to make reduced payments, such as (i) a reduction of the stated interest rate of the loan, (ii) interest-only payments through maturity, (iii) interest-only payments for a limited period of time, followed by reduced principal and interest payments, and (iv) reduced principal and interest payments through maturity. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from two months to eight years and eight months. Modifications involving interest-only payments for a limited period of time were for periods ranging from one month to one year and four months. Of the $1.4 million allowance for loan losses allocated to impaired loans, the Company has allocated $412 thousand to customers whose loan terms have been modified as troubled debt restructurings with collateral shortfalls and $42 thousand to the remaining troubled debt restructurings. As of December 31, 2012, $6.6 million in loans classified as troubled debt restructurings were on nonaccrual with the remaining $4.4 million still accruing interest.

The terms of certain other loans were modified during the year ended December 31, 2012 that did not meet the definition of a troubled debt restructuring. These loans had a total recorded investment as of December 31, 2012 of $19.3 million. The modification of these loans involved modifications to the terms of loans for borrowers who were not experiencing financial difficulties. Such modifications included allowing the borrower to make interest-only payments for a limited period of time (generally 18 months or less), adjusting the interest rate to market interest rates for the remaining term of the loan, or allowing a delay in payment that was considered to be insignificant.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Loans past due still accruing interest as of December 31, 2012 and 2011 were as follows:

(Dollars in thousands) December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$66	$3	$—	$69
Real estate mortgage loans:
Residential	1,750	795	67	2,612
Commercial	699	1,240	—	1,939
Construction and land	—	—	—	—
Consumer and other loans	69	—	—	69

Total	$2,584	$2,038	$67	$4,689

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$40	$90	$—	$130
Real estate mortgage loans:
Residential	1,061	325	—	1,386
Commercial	1,923	2,025	—	3,948
Construction and land	—	1,974	—	1,974
Consumer and other loans	277	9	—	286

Total	$3,301	$4,423	$—	$7,724

The decrease in total loans past due still accruing interest from $7.7 million as of December 31, 2011 to $4.7 million as of December 31, 2012 was driven primarily by the Company’s strategy to accelerate the disposition of substandard assets, including the Asset Sale completed late in the fourth quarter of 2012.

The Bank experienced a decrease in adversely classified loans from $68.6 million as of December 31, 2011 to $38.8 million as of December 31, 2012. As of December 31, 2012, $20.9 million of the adversely classified loans were from the merger with ABI. The $20.9 million of adversely classified loans from ABI are net of a fair value adjustment of $2.4 million, or 10.5% of the gross contractual amount receivable as of December 31, 2012. In addition, of the $38.8 million adversely classified loans as of December 31, 2012, $22.7 million were nonperforming loans. All adversely classified loans are monitored closely and the majority of these loans are collateralized by real estate.

Loans are impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms. As of December 31, 2012, impaired loans decreased by $21.4 million to $16.2 million, compared to $37.6 million as of December 31, 2011. Of the $16.2 million impaired loans as of December 31, 2012, $11.8 million were nonperforming loans and $1.4 million were loans acquired from the merger with ABI.

The Company critically evaluates all requests for additional funding on classified loans to determine whether the borrower has the capacity and willingness to repay. Any requests of this nature require concurrence by the Director’s Loan Committee of the Bank’s Board of Directors.

The Company purchased loans in its acquisition of ABI, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually-required payments would not be collected. Loans acquired with deteriorated credit quality are included in our various

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

(Dollars in thousands) December 31, 2012	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total
Nonaccrual	$22,681	$12,205	$10,958	48.3%

Past Due	21,917	9,245	8,017	36.6

Special Mention	26,458	6,963	5,069	19.2
Substandard	38,759	20,897	16,909	43.6
Doubtful	—	—	—	—

	$65,217	$27,860	$21,978	33.7

	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total
December 31, 2011
Nonaccrual	$46,904	$11,472	$11,242	24.0%

Past Due	49,881	17,318	14,324	28.7

Special Mention	42,115	9,674	8,740	20.8
Substandard	68,616	26,797	23,770	34.6
Doubtful	—	—	—	—

	$110,731	$36,471	$32,510	29.4

The credit metrics from the table above that were most heavily impacted by the Company’s acquisition of loans with deteriorated credit quality were our substandard, nonaccrual and past due loans as of December 31, 2012, whereas substandard and past due loans were most heavily impacted as of December 31, 2011. This change was primarily due to the Company’s strategy to accelerate the disposition of substandard assets, including the Asset Sale completed on December 31, 2012, whereby the Company sold $24.6 million in loans with only $3.0 million being loans acquired from ABI with deteriorated credit quality. Due to the smaller portion of loans sold that were acquired from ABI with deteriorated credit quality in comparison to our total loans, the overall impact of loans acquired from ABI with deteriorated credit quality increased as of December 31, 2012. Loans acquired with deteriorated credit quality continue to be impacted by the deterioration of collateral values as well as the current difficult economic environment that is impacting our customers’ ability to meet their loan obligations. When comparing the percentage of special mention, substandard and doubtful loans acquired from ABI with deteriorated credit quality to total loans as of December 31, 2012 and 2011, the percentages have increased from 29.4% as of December 31, 2011 to 33.7% as of December 31, 2012.

Our non-accrual loans to total loans remained unfavorable throughout the year when compared to that of our internally defined peer group. This is due to the prolonged and current difficult economic environment in the geographic region in which the Company operates that is impacting our customers’ ability to meet their loan obligations. The unfavorable performance improved as a result of the completion of the Asset Sale on December 31, 2012 which reduced the percentage of nonaccrual loans to total loans of the Company as of December 31, 2012.

The same criteria used for all Company loans greater than 90 days past due and accruing interest applies to loans acquired with deteriorated credit quality. Loans acquired with deteriorated credit quality will be placed on

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

nonaccrual status if the amount and timing of future cash flows cannot be reasonably estimated or if repayment of the loan is expected to be from collateral that has become deficient. We had loans acquired with deteriorated credit quality on nonaccrual in the amount of $11.0 million as the amount and timing of future cash flows could not be reasonably estimated or the repayment of the loan was expected from collateral that had become deficient.

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

The allowance for loan losses amounted to $20.2 million and $13.0 million as of December 31, 2012 and 2011, respectively. Based on an analysis performed by management as of December 31, 2012, the allowance for loan losses is considered to be appropriate to absorb probable incurred credit losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Activity in the allowance for loan losses for each of the past five years was as follows:

(dollars in thousands)	2012	2011	2010	2009	2008
Allowance at beginning of year	$13,024	$13,069	$6,854	$4,705	$3,116
Charge-offs:
Commercial loans	1,140	222	37	425	1,137
Real estate mortgage loans	30,444	12,193	10,763	1,788	912
Consumer and other loans	136	406	107	22	46

Total Charge-offs	31,720	12,821	10,907	2,235	2,095
Recoveries:
Commercial loans	71	15	85	10	111
Real estate mortgage loans	715	255	46	9	—
Consumer and other loans	114	114	3	4	3

Total Recoveries	900	384	134	23	114

Net charge-offs	30,820	12,437	10,773	2,212	1,981

Provision for loan losses charged to operating expenses	37,994	12,392	16,988	4,361	3,570

Allowance at end of year	$20,198	$13,024	$13,069	$6,854	$4,705

Ratio of net charge-offs to average loans outstanding(1)	6.89%	2.53%	2.67%	0.57%	0.57%
Allowance as a percentage of total loans(2)	5.07	2.82	2.55	1.75	1.24

(1)	Average loans outstanding include loans classified as held-for-sale as of December 31, 2010.
(2)	Total loans exclude amounts classified as held-for-sale as of December 31, 2010.

The following table presents information regarding the total allowance for loan losses as well as the allocation of such amounts to the various categories of loans as of December 31st for each of the past five years:

(dollars in thousands)	2012		2011		2010		2009		2008
Commercial loans	$1,068	5.3%	$587	4.5%	$570	4.4%	$661	9.6%	$879	18.6%
Real estate mortgage loans	18,811	93.1	12,318	94.6	12,444	95.2	6,145	89.7	3,781	80.4
Consumer and other loans	319	1.6	119	0.9	55	0.4	48	0.7	45	1.0

Total allowance for loan losses	$20,198	100.0%	$13,024	100.0%	$13,069	100.0%	$6,854	100.0%	$4,705	100.0%

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own historical experience as well as current industry and economic trends. These current factors can include any of the following: changes in volume and severity of past due status, special mention, substandard and nonaccrual loans; levels of any trends in charge-offs and recoveries; changes in nature, volume and terms of loans; changes in lending policies and procedures; changes in lending management and quality of loan review; changes in economic and business conditions; and changes in underlying collateral values and effects of concentrations. There was a change to the economic loss factor related to the levels and trends in charge-offs and recoveries as a result of the high level of charge-offs during 2011.

From December 31, 2011 to December 31, 2012, the following changes occurred in relation to our current environmental factors:

•	Changes in the nature, volume and terms of loans;

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Changes in economic and business conditions;

•	Changes in underlying collateral values; and

•	The effects of loan concentrations.

As of December 31, 2012, of the $16.6 million of the allowance for loan losses from loans collectively evaluated for impairment, the real estate mortgage loans portfolio segment had total weighted average qualitative factors of 1.26%, or $3.2 million; the commercial loans portfolio segment had total weighted average qualitative factors of 1.30%, or $0.5 million; and the consumer and other loans portfolio segment had total qualitative factors of 0.70%, or $13 thousand. Impaired loans were $16.2 million as of December 31, 2012, of which $1.4 million was specifically allocated to the allowance for loan losses which is deemed appropriate to absorb probable incurred credit losses. Included in the $16.2 million impaired loans balance as of December 31, 2012 were acquired loans of $1.4 million.

As part of the Company’s allowance for loan loss policy, loans acquired from ABI with evidence of deteriorated credit quality are evaluated on at least a quarterly basis. If events occurred within the measurement period (i.e., 12 months from the date of the ABI acquisition) that caused a deterioration of the loan that is more than the deterioration estimated at acquisition, we evaluated whether the events and circumstances that existed as of the acquisition date were due to new information obtained about facts and circumstances that existed as of that acquisition date that, if known, would have resulted in recognition of additional deterioration. If so, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill. If not, the additional deterioration was recorded as additional provision expense with a corresponding increase to the allowance for loan losses. Since the conclusion of the measurement period, any additional impairment above the current carrying discount is recorded as additional provision expense with a corresponding increase to the allowance for loan losses. As of December 31, 2012, there were $6.1 million of loans acquired from ABI with evidence of deteriorated credit quality where additional deterioration was identified above the initial estimated deterioration.

For loans acquired with deteriorated credit quality that were deemed troubled debt restructurings prior to the Company’s acquisition of them, these loans are not considered troubled debt restructurings as they are accounted for under Accounting Standards Codification (“ASC”) 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Subsequent to the acquisition, the same criteria used for all other loans apply to loans acquired with deteriorated credit quality and their treatment as troubled debt restructurings. As of December 31, 2012, there was one loan acquired with deteriorated credit quality that was deemed a troubled debt restructuring in the amount of $557 thousand.

Deposits and Other Sources of Funds

General

In addition to deposits, the sources of funds available for lending and other business purposes include loan repayments, loan sales, Federal Home Loan Bank (FHLB) advances, Federal Reserve borrowings, federal funds purchased, revolving loan agreements, and capital raise activities in more recent years. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are influenced significantly by general interest rates and market conditions. Borrowings may be used to compensate for reductions in other sources, such as deposits, or due to favorable differentials in rates and other costs.

Deposits

Deposits are attracted principally from our primary geographic market areas in Duval County, Florida. The Bank also enhanced its geographical diversity by offering certificates of deposits through brokered markets and nationally to other financial institutions. In August 2009, the Company launched its “virtual branch” to attract deposits from

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

other geographic market areas. The Bank offers a broad selection of deposit products, including demand deposit accounts, NOW accounts, money market accounts, regular savings accounts, term certificates of deposit and retirement savings plans (such as IRAs). Certificates of deposit rates are set to encourage maturities based on current market conditions. Deposit account terms vary, with the primary differences being the minimum balance required, the time period the funds must remain on deposit, and the associated interest rates. The Bank holds quarterly Asset Liability Committee (ALCO) meetings, comprised of members of the Bank’s Board of Directors and management. In addition, pricing and liquidity management meetings are held by members of management on a monthly basis or more frequently if economic conditions dictate. The Bank emphasizes commercial banking and small business relationships in an effort to increase demand deposits as a percentage of total deposits.

The following table shows the distribution of, and certain other information relating to, our deposit accounts by type as of December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
(Dollars in thousands)
Demand deposits	$88,556	0.00%	$78,319	0.00%	$45,481	0.00%
Savings deposits	10,393	0.37	12,112	0.72	10,422	1.16
NOW deposits	21,772	0.08	19,431	0.15	7,316	0.18
Money market deposits	171,222	0.74	171,769	0.92	114,640	1.29
Time deposits	210,559	1.17	234,328	1.65	222,060	2.30

Total deposits	$502,502	0.75	$515,959	1.08	$399,919	1.68

The following table represents maturity of our time deposits as of December 31, 2012:

	Time Deposits
(Dollars in thousands)	Greater than $100,000		Less than $100,000		Total
Due in:	$		$		$
Three months or less		30,089		12,064		42,153
More than three months to six months		8,505		8,185		16,690
More than six months to one year		10,766		10,574		21,340
More than one year to three years		69,790		28,885		98,675
More than three years to five years		11,720		6,473		18,193
More than five years		—		—		—

Total		$130,870		$66,181		$197,051

The Dodd-Frank Act permanently increased the limits on federal deposit insurance to $250 thousand.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Cash Flows from Operating Activities:

Net cash from operating activities was $2.8 million and $5.6 million for the years ended December 31, 2012 and 2011, respectively. Net cash from operating activities was impacted by the net loss of $43.0 million, adjusted for (i) provision for loan losses of $38.0 million, (ii) goodwill impairment of $3.1 million, (iii) the write-down of other real estate owned of $2.8 million, and (iv) a nonrecurring deferred income tax benefit from the prior year in the amount of $6.2 million.

Cash Flows from Investing Activities:

Net cash from investing activities was $13.2 million and $51.3 million for the years ended December 31, 2012 and 2011, respectively. The decrease in cash flows from investing activities was primarily driven by purchases of investment securities in the amount of $34.8 million and reduced net loan payments of $15.5 million in 2012 compared to $31.9 million in the prior year.

Cash Flows from Financing Activities:

Net cash (used for) from financing activities was $46.1 million and $(67.2) million for the years ended December 31, 2012 and 2011, respectively. The increase in cash flows was mainly due to $16.5 million in deposit inflows and net proceeds from the issuance of preferred stock of $45.1 million. These amounts were offset by a reduction in overnight FHLB advances in the amount of $18.6 million.

Liquidity

The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold.

Scheduled maturities and paydowns of the Company’s investment securities are an additional source of liquidity. During the year ended December 31, 2012, the Company received approximately $13.7 million from maturities, paydowns and calls of investment securities. The Company also has the ability to convert marketable securities into cash or access new or existing sources of incremental funds if the need should arise.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market deposits.

The Bank has an unsecured federal funds purchased accommodation with its main correspondent bank totaling $7.3 million as of December 31, 2012, all of which was available as of that date. In addition, the Bank has invested in FHLB stock for the purpose of establishing lines of credit with FHLB. This line is collateralized by a

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

lien arrangement on the Bank’s first mortgage loans, second mortgage loans and commercial real estate loans. Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $35.1 million as of December 31, 2012 and had borrowed $20.0 million, leaving $15.1 million available. The Bank also has a “Borrower in Custody” line of credit with the Federal Reserve Bank that utilizes excess loan collateral and pledged municipal securities in the amount of $11.4 million. The amount of this line as of December 31, 2012 was $22.9 million, all of which was available as of that date. While these lines of credit were available to the Company as of December 31, 2012, they do not represent legal commitments to extend credit.

The Bank also has access to the nonbrokered national and brokered deposit markets to supplement liquidity needs. As of December 31, 2012, the Bank had $86.9 million in national and $10.4 million in brokered CDs. The Bank has historically utilized brokered deposits, but absent a waiver from the FDIC, could not offer brokered CDs during 2012 as it was not well capitalized until December 31, 2012. Our ability to utilize brokered CDs and the rates we can pay on CDs will be limited if the Bank fails to remain well capitalized for regulatory purposes.

As of December 31, 2012, the Bank had outstanding commitments to borrowers for available lines of credit and standby letters of credit totaling $34.0 million and $1.1 million, respectively. Based on the sources of liquidity discussed above, the Company believes that it has access to sufficient funds to cover such commitments, should the need arise.

Historically, the primary source of Bancorp’s income was expected to be dividends from the Bank. A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows: No bank may pay a dividend at any time that the total of net income for the current year, when combined with retained net income from the preceding two years, produces a loss. The Bank met this restriction in 2012 and 2011 as our net loss for the years ended December 31, 2012 and 2011 combined with retained earnings from the preceding two years produced a loss. The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

During the years ended December 31, 2012 and 2011, the Company entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties. Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding. To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding. The Revolvers mature on January 1, 2015. Amounts outstanding under the Revolvers were $2.2 million and $3.0 million with $1.8 million and $1.0 million remaining available as of December 31, 2012 and 2011, respectively. In recent years, Bancorp has depended on the Revolvers, in addition to cash on hand and net proceeds from capital raise activities, to pay its operating and interest expenses. Management believes the remaining amount available under the Revolvers as of December 31, 2012 will be sufficient through December 31, 2013.

Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies. Under Federal Reserve policy, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay dividends, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or

•	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

During each of the years ended December 31, 2012 and 2010, the Company completed capital raise transactions as additional sources of liquidity.

On December 31, 2012, Bancorp completed the sale of an aggregate of 50,000 shares of its Series A Preferred Stock, at a purchase price of $1,000 per share, to 30 accredited investors in the Private Placement. Included in the 50,000 shares sold in the Private Placement were 5,000 shares of Series A Preferred Stock issued to CapGen in exchange for the 5,000 shares of Bancorp’s Series B Preferred Stock purchased by CapGen (for an aggregate of $5.0 million) in September 2012 as part of a bridge financing. Also included in the shares sold in the Private Placement were 2,265 shares sold to ten of Bancorp’s directors, executive officers and other related parties (the “Subscribers”) through individual subscription agreements in consideration for an aggregate of $0.5 million in cash and $1.8 million in the cancellation of outstanding debt under the Revolvers held by certain of the Subscribers and/or their related interests.

For the year ended December 31, 2012, gross proceeds from the issuance of preferred stock were $50.0 million, including gross proceeds from the sale of Series A Preferred Stock of $45.0 million, $40.2 million net of offering expenses and the conversion of loans from related parties to equity, and gross proceeds from the sale of the Series B Preferred Stock of $5.0 million, or $4.8 million net of offering expenses. Net proceeds from the issuance of preferred stock in the amount of $45.1 million were used for general operating expenses, mainly for the subsidiary bank, to improve capital adequacy ratios, and will be used to supplement the Company’s business strategy going forward.

On November 16, 2010, Bancorp closed on a $35.0 million financing through the sale of 3,888,889 shares of its common stock at $9.00 per share to accredited investors led by CapGen. The amount of cash raised was directly tied to the amount of additional capital Bancorp needed in order to obtain regulatory approval to consummate the merger with ABI. Net proceeds from the sale after offering expenses were $34.7 million and were used to fund the merger and integration of ABI and Oceanside Bank into the Company.

Regulatory Capital Requirements

Bancorp, the Bank and the Company are required to meet certain minimum regulatory capital requirements. Quantitative measures established by regulation to ensure capital adequacy require us to maintain minimum amounts and percentages of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2012, Bancorp, the Bank and the company met all capital adequacy requirements to which they were subject. Management and the Board have committed to maintain Total Risk-Based Capital of 12% and Tier 1 Capital to Average Assets of 8% at the Bank and the Company.

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries. The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total capital to risk-weighted assets of at least 8.00%, at least half of which must be Tier 1 capital. As of December 31, 2012 and 2011, Bancorp met these requirements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table presents the regulatory capital minimums and actual data for the Company and the Bank as of December 31, 2012 and 2011, respectively.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital to risk-weighted assets:
Consolidated	$52,194	13.02%	$32,080	8.00%	N/A	N/A
Bank	50,860	12.70	32,047	8.00	$40,058	10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	41,625	10.38	16,040	4.00	N/A	N/A
Bank	45,665	11.40	16,023	4.00	24,035	6.00
Tier 1 (Core) capital to average assets:
Consolidated	41,625	7.54	22,086	4.00	N/A	N/A
Bank	45,665	8.29	22,021	4.00	27,527	5.00

	Actual		For Capital Adequacy Purposes		Minimum To Be Adequately Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital to risk-weighted assets:
Consolidated	$45,312	9.63%	$37,645	8.00%	N/A	N/A
Bank	46,119	9.85	37,466	8.00	$37,466	8.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	31,679	6.73	18,822	4.00	N/A	N/A
Bank	40,176	8.58	18,733	4.00	18,733	4.00
Tier 1 (Core) capital to average assets:
Consolidated	31,679	5.38	23,551	4.00	N/A	N/A
Bank	40,176	6.88	23,367	4.00	23,367	4.00

Under Federal Reserve policy, Bancorp is expected to act as a source of financial strength to, and to commit resources to support, the Bank. The 2012 MoU with the FDIC and the OFR requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%. As of December 31, 2012, we met the requirements of the 2012 MoU. The 2012 MoU replaced the 2008 MoU, which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%. As of December 31, 2011, we did not meet the requirements of the 2008 MoU.

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit, and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated balance sheets. The contract amounts of these instruments reflect the extent of involvement the Company has. As of December 31, 2012 and 2011, the contractual amount of unused lines of credit was $34.0 million and $30.9 million, respectively. The contractual amount of standby letters of credit was $1.1 million and $1.2 million as of the same dates.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as for on-balance sheet instruments.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Contractual Obligations

The following is a summary of the Company’s contractual obligations, including certain off-balance sheet obligations, as of December 31, 2012:

	Payments Due by Period
(dollars in thousands)	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Certificates of deposit	$197,051	$80,183	$98,675	$18,193	$—
FHLB advances	20,000	—	8,500	11,500	—
Discount window	—	—	—	—	—
Subordinated debt	16,090	—	—	—	16,090
Operating leases	4,788	1,028	2,077	772	911
Loans from related parties	2,200	—	2,200	—	—
Standby letters of credit	1,096	1,096	—	—	—
Unused line of credit loans	34,044	34,044	—	—	—

Total	$275,269	$116,351	$111,452	$30,465	$17,001

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities as of December 31, 2012 that are estimated to mature or are scheduled to reprice within the period shown:

(dollars in thousands)	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total
Loans(1)	$139,650	$35,603	$46,594	$135,166	$20,820	$377,833
Securities	13,342	5,709	8,088	43,690	13,156	83,985
Overnight Investments	57,492	—	—	—	—	57,492
FHLB & Correspondent Bank Stock	1,771	—	—	—	178	1,949
Other	10,709	—	249	1,495	—	12,453

Total rate-sensitive assets	$222,964	$41,312	$54,931	$180,351	$34,154	$533,712

Deposit accounts:
NOW deposits	$—	$—	$—	$—	$20,180	$20,180
Money market accounts	168,829	—	—	—	—	168,829
Savings deposits	—	—	—	—	9,386	9,386
Time deposits	42,122	16,680	21,336	116,839	74	197,051

Total deposit accounts(2)	210,951	16,680	21,336	116,839	29,640	395,446
FHLB advances	—	—	—	20,000	176	20,176
Other borrowings	—	—	—	2,200	—	2,200
Subordinated debt	—	—	—	—	16,090	16,090

Total rate-sensitive liabilities	$210,951	$16,680	$21,336	$139,039	$45,906	$433,912

Gap repricing difference	$12,013	$24,632	$33,595	$41,312	$(11,752)	$99,800
Cumulative gap	$12,013	$36,645	$70,240	$111,552	$99,800
Cumulative gap to total rate-sensitive assets	2.25%	6.87%	13.16%	20.90%	18.70%

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

The following table sets forth, for the periods indicated, information regarding: (1) the total dollar amount of interest and dividend income from interest-earning assets and the resultant average yield; (2) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (3) net interest/dividend income; (4) interest rate spread; and (5) net interest margin. Average balances are based on average daily balances.

	2012			2011			2010
	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
(Dollars in thousands)
Interest-earning assets:
Loans(1)	$447,061	$24,183	5.41%	$492,220	$28,758	5.84%	$403,453	$22,954	5.69%
Securities
Taxable	65,343	1,236	1.89	46,463	1,071	2.31	19,441	540	2.78
Tax-exempt(2)	18,168	760	4.18	19,441	838	4.31	12,405	469	3.78
Other interest-earning assets(3)	13,604	73	0.54	7,698	77	1.00	9,623	(1)	(0.01)

Total interest-earning assets	544,176	26,252	4.82	565,822	30,744	5.43	444,922	23,962	5.39

Noninterest-earning assets(4)	25,708			46,965			27,570

Total assets	$569,884			$612,787			$472,492

Interest-bearing liabilities:
Savings deposits	$10,393	$38	0.37%	$12,112	$88	0.72%	$10,422	$121	1.16%
NOW deposits	21,772	17	0.08	19,431	29	0.15	7,316	13	0.18
Money market deposits	171,222	1,268	0.74	171,769	1,588	0.92	114,640	1,481	1.29
Time deposits	210,559	2,465	1.17	234,328	3,878	1.65	222,060	5,105	2.3
FHLB advances	21,746	324	1.49	20,877	367	1.76	23,365	790	3.38
Federal Reserve and other borrowings(8)	3,496	295	8.41	1,997	172	8.61	197	1	0.51
Subordinated debt	16,058	849	5.29	15,993	894	5.59	14,796	770	5.2
Other interest-bearing liabilities(5)	36	—	—	46	—	—	119	1	0.84

Total interest-bearing liabilities	455,282	5,256	1.15	476,553	7,016	1.47	392,915	8,282	2.11

Noninterest-bearing liabilities	91,761			82,202			49,077
Total shareholders’ equity	22,841			54,032			30,500

Total liabilities and shareholders’ equity	$569,884			$612,787			$472,492

Net interest income		$20,996			$23,728			$15,680

Interest rate spread(6)			3.67%			3.96%			3.28%

Net interest margin(7)			3.86%			4.19%			3.52%

Ratio of average interest-earning assets to average interest-bearing liabilities	1.20			1.19			1.13

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(1)

Average loans include nonperforming loans and loans classified as held-for-sale. Interest on loans includes loan fees of $(21), $258, and $457 for the years ended December 31, 2012, 2011 and 2010, respectively.

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

For the Year Ended December 31, 2012 vs. 2011:

	Increase (Decrease) Due to(1)
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Loans	$(2,046)	$(2,530)	$(4,576)
Securities
Taxable	(216)	381	165
Tax-exempt	(24)	(54)	(78)
Other interest-earning assets	(46)	42	(4)

Total interest-earning assets	$(2,332)	$(2,161)	$(4,493)

Interest-bearing liabilities:
Savings deposits	$(38)	$(11)	$(49)
NOW deposits	(15)	3	(12)
Money market deposits	(315)	(5)	(320)
Time deposits	(1,049)	(364)	(1,413)
FHLB advances	(58)	15	(43)
Federal Reserve and other borrowings	(4)	126	122
Subordinated debt	(49)	4	(45)
Other interest-bearing liabilities	—	—	—

Total interest-bearing liabilities	$(1,528)	$(232)	$(1,760)

Net change in net interest income	$(804)	$(1,929)	$(2,733)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

For the Year Ended December 31, 2011 vs. 2010:

	Increase (Decrease) Due to(1)
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Loans	$631	$5,173	$5,804
Securities	(92)	992	900
Other interest-earning assets	78	—	78

Total interest-earning assets	$617	$6,165	$6,782

Interest-bearing liabilities:
Savings deposits	$(50)	$17	$(33)
NOW deposits	(2)	18	16
Money market deposits	(497)	604	107
Time deposits	(1,496)	269	(1,227)
FHLB advances	(346)	(77)	(423)
Federal Reserve and other borrowings	110	61	171
Subordinated debt	59	65	124
Other interest-bearing liabilities	—	(1)	(1)

Total interest-bearing liabilities	$(2,222)	$956	$(1,266)

Net change in net interest income	$2,839	$5,209	$8,048

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Interest Income and Expense. Interest income decreased by $4.4 million from $30.7 million for the year ended December 31, 2011 to $26.3 million in 2012. Interest earned on loans was $24.2 million in 2012, compared to $28.8 million in 2011. This decrease resulted from a decrease in the average loan portfolio balance from $492.2 million for the year ended December 31, 2011 to $447.1 million for the year ended December 31, 2012, primarily due to the accelerated disposition of substandard assets and the natural fluctuation of loan balances resulting from timing differences between loan payoffs and the origination of new loans throughout the year. This decrease was also the result of a decrease in the average yield on loans from 5.84% in 2011 to 5.41% in 2012. The decrease in yield was driven primarily by the following factors when compared to the prior year:

•	A decrease in accretion recognized on acquired loans of approximately $1.0 million;

•	A decrease in the weighted average loan yield for new loans of 63 basis points; and

•	Modifications to reduce existing loan rates in order to be competitive in the current low-rate market environment.

During the year ended December 31, 2012, interest income and expense continued to be adversely impacted by the recent downturn in the real estate market in which the Company operates.

The average investment security balance was $83.5 million in 2012, compared to $65.9 million in 2011 primarily due to increased purchasing activity during 2012. The interest on securities increased to $2.0 million in 2012 from $1.9 million in 2011. From 2011 to 2012, the average yield on taxable and tax-exempt securities decreased

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

42 and 13 basis points, respectively, with taxable securities decreasing from 2.31% in 2011 to 1.89% in 2012 and tax-exempt securities decreasing from 4.31% in 2011 to 4.18% in 2012. The decrease in average yield was offset by the Company’s strategy to increase and diversify our securities portfolio with purchases of $33.1 million during 2012.

Interest expense on deposit accounts amounted to $3.8 million for the year ended December 31, 2012, compared to $5.6 million in 2011. This decrease resulted from a decrease in the weighted average cost of interest-bearing deposits from 1.42% in 2011 to 1.01% in 2012. The average costs on interest-bearing deposits and all interest-bearing liabilities reflect the ongoing reduction in interest rates paid on deposits due to repricing activities in the current environment coupled with the change in the funding mix for 2012 compared to 2011. Interest on FHLB advances, subordinated debt, Federal Reserve and other borrowings amounted to $1.5 million for the year ended December 31, 2012, with a weighted average cost of 5.07%, as compared to $1.4 million for the year ended December 31, 2011, with a weighted average cost of 4.97%. The increase in weighted average cost was primarily the result of a reduction in FHLB advances during 2012, coupled with increased liabilities related to other borrowings which typically carry interest rates significantly higher than FHLB advances. This increase occurred despite the ongoing reduction in interest rates due to repricing activities in the current environment and a general decrease in rates on FHLB fixed rate advances.

The net interest margin decreased by 33 basis points from 4.19% as of December 31, 2011 to 3.86% as of December 31, 2012. This decrease is mainly the result of the reduced yield on our interest-earning assets offset by decreased costs of our interest-bearing liabilities in the current low interest rate environment. The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and has taken action to reduce costs through reductions in the rates paid on its core deposits.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectability of the Company’s loan portfolio. The provision for the year ended December 31, 2012 was $38.0 million, compared to $12.4 million in 2011. The provision expense was necessitated primarily by the ongoing softening in real estate values in our market and the accelerated disposition of substandard assets. The Company had net loan charge-offs of $30.8 million in 2012, compared to $12.4 million during 2011. The increase in net charge-offs was primarily the result of the continued depressed real estate market and increased foreclosure activities in 2012. Management believes that the allowance for loan losses of $20.2 million as of December 31, 2012 is adequate to absorb probable incurred credit losses in the portfolio as of that date.

Noninterest Income. Noninterest income remained relatively consistent year-over-year, with $1.5 million in service charges and other income for the years ended December 31, 2012 and 2011.

Noninterest Expense. Noninterest expense totaled $27.7 million for the year ended December 31, 2012, compared to $30.2 million in 2011. A primary driver of this decrease was a $3.1 million noncash goodwill impairment expense in 2012, compared to $11.2 million in 2011. The annual impairment analysis as of September 30, 2012 determined that there had been a goodwill impairment of $3.1 million, which reduced the carrying value of the remaining goodwill balance to zero. This impairment was due to several factors, including the financial performance of the Company during 2012 and the increased provision for loan losses. This decrease was offset by an increase in other real estate owned expense from $2.1 million in 2011 to $3.7 million in 2012. Other real estate owned expenses increased as a result of the Company’s strategy to accelerate the disposition of substandard assets in 2012. Other noninterest expenses increased $3.9 million primarily due to loan related expenses and nonrecurring expenses incurred as a result of the extended period of time from the inception of the 2012 capital raise activities and the related Asset Sale to their completion late in the fourth quarter of 2012.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes (Benefit). Income tax benefit for the year ended December 31, 2012 was $173 thousand, as compared to an income tax expense of $6.8 million in 2011. The decrease in income tax expense in comparison to the prior year was mostly the result of recording a full valuation allowance on the Company’s deferred tax asset as of December 31, 2011. This was substantially due to the fact that it was more-likely-than-not that the benefit would not be realized in future periods due to Section 382 of the Internal Revenue Code. The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income (“OCI”), which is a component of shareholders’ equity on the balance sheet. However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against the net deferred tax assets, there is a loss from continuing operations, and income in other components of the financial statements. In such a case, income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations. During the year ended December 31, 2012, this resulted in $173 thousand of income tax benefit allocated to continuing operations.

Net Loss. Net loss for the year ended December 31, 2012 was $43.0 million, or $7.31 per basic and diluted share, compared to a net loss of $24.1 million, or $4.09 per basic and diluted share for the year ended December 31, 2011. The net loss for the year ended December 31, 2012 was driven primarily by (i) an increase in the provision for loan losses, noncash goodwill impairment expense and OREO expenses, (ii) an increase in loan related expenses, (iii) a decrease in interest income on loans, and (iv) additional expenses related to 2012 capital raise activities and the Asset Sale completed late in the fourth quarter of 2012. In comparison, the net loss for the year ended December 31, 2011 was driven primarily by the provision for loan losses, noncash goodwill impairment expense and noncash income tax expense (i.e., full valuation allowance) during the period.

For the Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Interest Income and Expense. Interest income increased by $6.7 million from $24.0 million for the year ended December 31, 2010, compared to $30.7 million in 2011. Interest earned on loans was $28.8 million in 2011, compared to $23.0 million in 2010. This increase resulted from an increase in the average loan portfolio balance from $403.5 million for the year ended December 31, 2010 to $492.2 million for the year ended December 31, 2011, primarily due to the merger with ABI through which we acquired $158.0 million in loans. The increase was also due to an increase in the average yield on loans from 5.69% in 2010 to 5.84% in 2011. The increase in the yield was due in large part to the merger with ABI as loans acquired in the merger had a yield that was higher than the contractual rate of interest as a result of purchase accounting adjustments. This resulted in additional interest income of approximately $3.1 million for the year ended December 31, 2011. This was offset by the level of nonperforming loans increasing by $11.9 million since December 31, 2010. The increase in nonperforming loans was driven in part by the merger with ABI which accounted for $5.9 million. The remaining increase was due to continued softening of the real estate market in which the Company operates.

The average investment security balance was $65.9 million in 2011, compared to $31.8 million in 2010 due to the merger with ABI in the fourth quarter of 2010. The interest on securities increased to $1.9 million in 2011 from $1.0 million in 2010. The average yield on securities decreased 27 basis points from 3.17% in 2010 to 2.90% in 2011. This decrease was offset by an increase in the securities portfolio primarily due to the merger with ABI late in the fourth quarter of 2010 as well as the Company’s strategy to increase and diversify our securities portfolio.

Interest expense on deposit accounts amounted to $5.6 million for the year ended December 31, 2011, compared to $6.7 million in 2010. The decrease resulted from a decrease in the weighted average cost of interest-bearing deposits from 2.05% in 2010 to 1.42% in 2011. The average costs on interest-bearing deposits and all interest-bearing liabilities reflect the ongoing reduction in interest rates paid on deposits because of the repricing of deposits in the current environment coupled with the change in the funding mix for 2011 compared to 2010. Interest on FHLB advances, subordinated debt, Federal Reserve borrowing and other borrowings amounted to $1.4 million for the year ended December 31, 2011, with a weighted average cost of 4.97%, compared to $1.6 million for the year ended December 31, 2010, with a weighted average cost of 4.28%. This increase in weighted

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

average cost was primarily the result of an increase in the rates in effect on our subordinated debt as well as an increase in the amount borrowed from related parties. This was offset by a decrease in FHLB advances from an average annual amount and rate perspective.

The net interest margin increased by 67 basis points from 3.52% as of December 31, 2010 to 4.19% as of December 31, 2011. The increase was mainly the result of the decreased costs of our interest-bearing liabilities in the current low interest rate environment coupled with the additional interest income on the loans acquired from ABI as discussed above. The impact of the additional interest income from loans acquired from ABI added approximately 55 basis points to the net interest margin for the year ended December 31, 2011. The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and has taken action to reduce costs through reductions in the rates paid on its core deposits.

Provision for Loan Losses. The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon the volume and type of lending conducted by the Company, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectability of the Company’s loan portfolio. The provision for the year ended December 31, 2011 was $12.4 million, compared to $17.0 million in 2010. The provision expense was necessitated primarily by the ongoing softening in real estate values in our market. The Company had net loan charge-offs of $12.4 million in 2011 compared to $10.8 million during 2010. Approximately $6.8 million of the 2010 charge-offs were related to loans classified as held-for-sale during the fourth quarter of 2010 that were recorded at the lower of cost or fair value causing our provision expense to be unusually high for 2010. When comparing what remained of net charge-offs in 2010 of $4.0 million to the 2011 net charge-offs of $12.4 million, the increase was primarily the result of the continued depressed real estate market and additional foreclosures in 2011. Management believes that the allowance for loan losses of $13.0 million at December 31, 2011 was adequate to absorb probable incurred credit losses in the portfolio as of that date.

Noninterest Income. Noninterest income was $1.5 million for 2011 compared to $1.2 million in 2010. The increase was principally the result of an increase in miscellaneous fee income as a result of a full year following the merger with ABI. In addition, included in noninterest income for 2011 was a $57 thousand net gain on the sale of state and political securities.

Noninterest Expense. Noninterest expense totaled $30.2 million for the year ended December 31, 2011, compared to $17.1 million in 2010. A primary driver of this increase was a full year following the merger with ABI as increases were evidenced across most noninterest expenses such as salaries and employee benefits, occupancy and equipment and data processing. This was due to the increase from five to eight banking offices as well as an increase in the number of employees as part of the merger. In addition, there was $602 thousand of amortization expense in 2011 related to the intangible assets acquired in the acquisition of ABI. This was offset by a decrease of $1.2 million in merger related costs from 2010 to 2011 as well as a decrease of $1.4 million in other real estate owned expense as the properties owned in 2010 had more costs associated with them than the mix of properties owned during 2011. In addition, other real estate owned expense in 2010 was increased as a result of the Company’s strategy to strengthen its balance sheet by lowering the amount of nonperforming assets. Also, a goodwill impairment charge of $11.2 million was recorded as of December 31, 2011. The Company historically tests its goodwill for impairment as of September 30th; however, due to the recording of a full valuation allowance on our deferred tax asset as well as an additional provision for loan losses in the fourth quarter of 2011, the Company updated its goodwill impairment test as of December 31, 2011, which indicated goodwill was impaired. To evaluate goodwill, the Company engaged a third-party valuation specialist to assist management in determining the fair value of the Company and whether goodwill was impaired. The results of this analysis indicated that a portion of the Company’s recorded goodwill was impaired (see Note 8—Goodwill

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

And Other Intangible Assets in the accompanying notes to the Consolidated Financial Statements for further information). After the impairment charges, the Company had a remaining goodwill balance of $3.1 million as of December 31, 2011 that was subject to impairment evaluation in the future.

Income Taxes (Benefit). Income tax expense for the year ended December 31, 2011 was $6.8 million compared to an income tax benefit of $5.8 million in 2010. The increase in income tax expense in comparison to the prior year was mostly the result of recording a full valuation allowance on the Company’s deferred tax asset in 2011. The Company recorded a valuation allowance against our deferred tax asset based on evaluation of available positive and negative evidence. When determining the amount of deferred tax assets that are more likely than not to be realized, and, therefore, recorded as a benefit, the Company conducts a quarterly assessment of all available information. This information includes, but is not limited to, taxable income in prior periods and projected future income. Based on these criteria, the Company determined that it was necessary to establish a valuation allowance against our deferred tax asset. The Company will continue to perform an analysis each quarter to determine if the need for a valuation allowance still exists. To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once the Company can demonstrate a sustainable return to profitability and conclude that it is more likely than not the deferred tax asset will be utilized prior to expiration.

Net Income (Loss). Net loss for the year ended December 31, 2011 was $24.1 million, or $4.09 per basic and diluted share, compared to a net loss of $11.4 million, or $5.07 per basic and diluted share in 2010. The net loss for the year ended December 31, 2011 was largely driven by the income tax expense of $6.8 million a goodwill impairment charge of $11.2 million, as well as the provision for loan losses due to the continued depressed real estate market in which the Company operates. This was offset by the acquisition of ABI in the fourth quarter of 2010 as additional interest income was recognized in 2011. In addition, the decrease in interest expense due to the continued low interest rate environment positively impacted net income for the year ended December 31, 2011.

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

The Management ALCO Committee, which consists of the Chief Executive Officer, Chief Financial Officer, Chief Credit Officer/Chief Operating Officer and President of the Bank, meets quarterly to review the liquidity position and earnings simulation reports and to ensure there is adequate capital to meet growth strategies. Strategy development is structured to mitigate any exposure that is indicated through the modeling.

The Pricing & Liquidity Management Committee meets monthly to execute the strategies set forth by the preceding two committees. Senior management and select members from other departments comprise this committee.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 15—Fair Value in the accompanying notes to the Consolidated Financial Statements.

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) or (3) an instrument with no hedging designation (“stand-alone derivative”). During the year ended December 31, 2009, the Company entered into a derivative contract that was designated as a cash flow hedge. The gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Any change in the fair value of the derivative that is not highly effective in hedging the change in expected cash flows of the hedged item would be recognized immediately in current earnings. Net cash settlements are recorded in interest income or interest expense, based on the item being hedged. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

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

The Company utilizes a third party and its proprietary simulation model to assist in identifying and managing interest-rate risk. The December 31, 2012 analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates is presented below. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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

Rate changes are matched with known repricing intervals and assumptions about new growth and expected prepayments. Assumptions are based on the Company’s experience as well as industry standards under varying market and interest-rate environments. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance sheet transactions are aggregated and the resulting net positions are identified.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The analysis exaggerates the sensitivity to changes in key interest rates by assuming an immediate change in rates with no management intervention to change the composition of the balance sheet. The Bank’s primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. However, a sudden and substantial change in interest rates may adversely impact earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. During the year ended December 31, 2012, the Bank did not engage in trading activities. Based on an analysis conducted as of December 31, 2012, the following table presents the change in net interest income and the market value of equity as a result of a hypothetical 100 basis point (“BP”) increase/decrease in the underlying interest rates.

(Dollars in thousands)	Interest Rates Decrease 100 BP	Base	Interest Rates Increase 200 BP
Hypothetical net interest income	$18,768	$18,508	$19,104
Net interest income ($ change)	$260	$—	$(596)
Net interest income (% change)	1.4%	—%	3.2%
Hypothetical market value of equity	$48,164	$51,251	$53,199
Market value of equity ($ Change)	$(3,087)	$—	$1,948
Market value of equity (% Change)	(6.0)%	0.00%	3.8%

When compared to the prior year under the same simulation assumptions, the Company’s exposure to market risk has shifted from slightly liability sensitive to an asset sensitive posture; this bias has increased with the infusion of capital, the increase in short-term investments and the reduction in nonperforming assets. If rates remain unchanged, net interest income is expected to show a downward trend. The projected decline in asset yields as loan and investment cash flows reprice at lower yields is only slightly offset by lower funding costs as higher rate CDs continue to mature and adjust to current market rates. If rates rise 200 BP, net interest income is projected to increase initially due to the high level of short-term investments, but then to still display a declining trend in the second and third year as asset yields are not expected to continue to rise quickly enough to offset assumed increases in rates on non-maturity and time deposits. Assets yields continue to be restricted by “in the money” floors on floating rate loans. If rates continue to fall, net interest income is anticipated to follow a similar downward trend to that in the current rate scenario. This is the result of limited assumed funding cost reductions and loan cash flows continuing to roll into lower rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Jacksonville Bancorp, Inc.

Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Jacksonville Bancorp, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Fort Lauderdale, Florida

March 26, 2013

JACKSONVILLE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

(Dollars in thousands, except share and per share amounts)

	2012	2011
ASSETS
Cash and due from financial institutions	$14,587	$9,955
Federal funds sold	57,492	—

Cash and cash equivalents	72,079	9,955

Securities available-for-sale	83,985	63,140
Loans, net of allowance for loan losses of $20,198 and $13,024 as of December 31, 2012 and 2011, respectively	377,833	449,583
Premises and equipment, net	6,952	6,978
Bank-owned life insurance	9,797	9,541
Federal Home Loan Bank stock, at cost	1,771	2,707
Other real estate owned, net	6,971	7,968
Accrued interest receivable	2,059	2,598
Goodwill	—	3,137
Other intangible assets, net	1,260	1,774
Other assets	2,350	4,044

Total assets	$565,057	$561,425

LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$94,575	$82,852
Money market, NOW and savings deposits	198,395	199,070
Time deposits	197,051	191,985

Total deposits	490,021	473,907
Loans from related parties	2,200	3,000
Federal Home Loan Bank advances and other borrowings	20,176	36,811
Subordinated debentures	16,090	16,026
Accrued expenses and other liabilities	2,994	2,337

Total liabilities	531,481	532,081
Commitments and contingent liabilities

SHAREHOLDERS’ EQUITY
Preferred Stock, $0.01 par value; 10,000,000 shares authorized:
Series A Preferred Stock
50,000 and no shares issued and outstanding as of December 31, 2012 and 2011, respectively	18,536	—
Series B Preferred Stock
No shares issued and outstanding as of December 31, 2012 and 2011, respectively	—	—
Common stock, $.01 par value, 40,000,000 shares authorized, 5,890,880 and 5,889,822 shares issued and outstanding as of December 31, 2012 and 2011, respectively	59	59
Additional paid–in capital	83,834	55,383
Retained earnings (deficit)	(70,264)	(27,216)
Accumulated other comprehensive income	1,411	1,118

Total shareholders’ equity	33,576	29,344

Total liabilities and shareholders’ equity	$565,057	$561,425

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands, except per share amounts)

	2012	2011	2010
Interest and dividend income:
Loans, including fees	$24,183	$28,758	$22,954
Taxable securities	1,236	1,071	540
Tax-exempt securities	760	838	469
Federal funds sold and other	73	77	(1)

Total interest income	26,252	30,744	23,962
Interest expense:
Deposits	3,788	5,583	6,720
Federal Reserve and other borrowings	295	172	1
Federal Home Loan Bank advances	324	367	790
Subordinated debentures	849	894	770
Federal funds purchased and repurchase agreements	—	—	1

Total interest expense	5,256	7,016	8,282

Net interest income	20,996	23,728	15,680
Provision for loan losses	37,994	12,392	16,988

Net interest (loss) income after provision for loan losses	(16,998)	11,336	(1,308)
Noninterest income:
Service charges on deposit accounts	809	884	610
Other income	694	647	564

Total noninterest income	1,503	1,531	1,174
Noninterest expense:
Salaries and employee benefits	8,099	7,617	5,378
Occupancy and equipment	2,550	2,524	1,933
Regulatory assessments	889	1,017	1,009
Data processing	1,334	1,448	1,081
Advertising and business development	467	523	471
Professional fees	1,043	1,116	684
Merger related costs	—	153	2,030
Telephone expense	366	310	147
Director fees	182	179	111
Courier, freight and postage	172	177	109
Other real estate owned expense	3,740	2,060	3,422
Goodwill impairment	3,137	11,159	—
Other	5,747	1,869	749

Total noninterest expense	27,726	30,152	17,124

Loss before income tax (benefit) expense	(43,221)	(17,285)	(17,258)
Income tax (benefit) expense	(173)	6,774	(5,816)

Net loss	$(43,048)	$(24,059)	$(11,442)

Loss per common share:
Basic	$(7.31)	$(4.09)	$(5.07)
Diluted	$(7.31)	$(4.09)	$(5.07)

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands)

	2012	2011	2010
Net loss	$(43,048)	$(24,059)	$(11,442)
Other comprehensive income (loss):
Unrealized holding gains (losses) on available-for-sale securities	612	3,079	(659)
Net unrealized derivative losses on cash flow hedge	(143)	(725)	(441)

Other comprehensive income (loss)	469	2,354	(1,100)
Tax effect	(176)	(886)	414

Other comprehensive income (loss), net of tax	293	1,468	(686)

Total comprehensive loss	$(42,755)	$(22,591)	$(12,128)

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands, except share amounts)

	Common		Preferred Stock	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock Amount	Accumulated Other Comprehensive Income (Loss)	Total
	Stock Shares	Amount
Balance as of December 31, 2009	1,749,243	$17	$—	$18,631	$8,287	$(3)	$336	$27,268
Net loss					(11,442)			(11,442)
Unrealized holding losses on available-for-sale securities, net of tax							(411)	(411)
Net unrealized derivative losses on cash flow hedge, net of tax							(275)	(275)

Total comprehensive loss								(12,128)
Issuance of stock	4,139,283	42		36,580				36,622
Repurchase of treasury stock	(1,817)				(2)	3		1
Share-based compensation expense	2,100			96				96

Balance as of December 31, 2010	5,888,809	$59	$—	$55,307	$(3,157)	$—	$(350)	$51,859
Net loss					(24,059)			(24,059)
Unrealized holding gains on available-for-sale securities, net of tax							1,920	1,920
Net unrealized derivative losses on cash flow hedge, net of tax							(452)	(452)

Total comprehensive loss								(22,591)
Issuance of stock	1,013	0						0
Share-based compensation expense				76				76

Balance as of December 31, 2011	5,889,822	$59	$—	$55,383	$(27,216)	$—	$1,118	$29,344
Net loss					(43,048)			(43,048)
Unrealized holding gains on available-for-sale securities, net of tax							382	382
Net unrealized derivative losses on cash flow hedge, net of tax							(89)	(89)

Total comprehensive loss								(42,755)
Issuance of common stock	1,058	0		0				0
Issuance of preferred stock, Series B, net			4,863					4,863
Exchange of preferred stock, Series B, for preferred stock, Series A			(4,863)					(4,863)
Issuance of preferred stock, Series A, net			50,000	(3,060)				46,940
Discount on preferred stock, Series A beneficial conversion feature			(31,464)	31,464				—
Share-based compensation expense				47				47

Balance at December 31, 2012	5,890,880	$59	$18,536	$83,834	$(70,264)	$—	$1,411	$33,576

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(43,048)	$(24,059)	$(11,442)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	588	616	522
Net amortization of deferred loan fees	(29)	(134)	(85)
Provision for loan losses	37,994	12,392	16,988
Goodwill impairment	3,137	11,159	—
Premium amortization for securities, net of accretion	903	707	(46)
Net realized gain on sale of securities	—	(57)	—
Net accretion of purchase accounting adjustments	(1,922)	(2,817)	173
Net (gain) loss on sale of other real estate owned	60	(25)	547
Write-down of other real estate owned	2,789	1,804	1,930
Earnings on Bank-owned life insurance	(256)	(235)	(399)
Loss on disposal of premises and equipment	21	31	42
Share-based compensation	47	76	118
Deferred income tax	—	6,226	(4,654)
Net change in:
Accrued interest receivable and other assets	2,041	1,220	(1,030)
Accrued expenses and other liabilities	513	(1,275)	554

Net cash from operating activities	2,838	5,629	3,218
Cash flows from investing activities:
Available-for-sale securities:
Sales	—	4,599	—
Maturities, prepayments and calls	13,685	9,829	8,922
Purchases	(34,821)	(12,783)	(6,935)
Proceeds from sale of loans	11,313	13,910	—
Loan (originations) payments, net	15,496	31,909	8,346
Proceeds from sale of other real estate owned	7,187	3,459	1,550
Additions to premises and equipment, net	(579)	(716)	(513)
Proceeds from disposal of premises and equipment	—	28	—
Payment for acquisition of Atlantic BancGroup, Inc., net of cash received	—	—	19,192
Purchase of Federal Home Loan Bank stock, net of redemptions	936	1,021	364

Net cash from investing activities	13,217	51,256	30,926
Cash flows from financing activities:
Net change in deposits	16,531	(88,027)	(39,735)
Net change in federal funds purchased	—	—	(227)
Net change in overnight Federal Home Loan Bank advances	(18,600)	18,600	—
Proceeds from Federal Home Loan Bank fixed rate advances	15,000	—	—
Repayment of Federal Home Loan Bank fixed rate advances	(13,002)	—	(15,000)
Proceeds from issuance of common stock	—	—	34,689
Net proceeds from issuance of preferred stock	45,140	—	—
Proceeds from related party transactions	1,000	2,200	800
Repurchase of treasury stock	—	—	(21)

Net cash from (used for) financing activities	46,069	(67,227)	(19,494)

Net change in cash and cash equivalents	62,124	(10,342)	14,650
Cash and cash equivalents at beginning of period	9,955	20,297	5,647

Cash and cash equivalents at end of period	$72,079	$9,955	$20,297

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest paid	$5,355	$7,621	$8,022
Income taxes paid	—	1,700	—
Supplemental schedule of noncash investing activities:
Acquisition of other real estate owned	$9,039	$7,516	$1,851
Supplemental schedule of noncash financing activities:
Loan participation on agreements classified as secured borrowings	$(33)	$209	$—
Conversion of loans from related parties to equity	1,800	—	—
Beneficial conversion feature recorded in common stock	31,464	—	—
Acquisition of Atlantic BancGroup, Inc.:
Fair value of assets acquired	$—	$—	$244,415
Equity consideration	—	—	(1,933)
Cash paid	—	—	(838)

Liabilities assumed	$—	$—	$241,644

See accompanying notes to consolidated financial statements.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share and per share amounts)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accounting and reporting policies of the Company reflect banking industry practice and conform to U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. (“Bancorp”), its wholly owned, primary operating subsidiary The Jacksonville Bank, and The Jacksonville Bank’s wholly owned subsidiary, Fountain Financial, Inc. The consolidated entity is referred to as the “Company” and The Jacksonville Bank and Fountain Financial, Inc. are collectively referred to as the “Bank.” The Company’s financial condition and operating results principally reflect those of the Bank. All intercompany transactions and balances have been eliminated in consolidation.

Nature of Operations

Bancorp is a financial holding company headquartered in Jacksonville, Florida, that currently provides financial services through eight full-service branches in Jacksonville, Duval County, Florida, as well as its virtual branch. The Company’s primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.

Use of Estimates

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

Cash Flows

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

Concentration of Credit Risk

Most of the Company’s business activity is with customers located in Duval County, Florida. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in Duval County.

Advertising Costs

Advertising costs are expensed as incurred.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Other securities, such as FHLB stock, are carried at cost.

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

For the years ended December 31, 2012 and 2011, there were no credit losses recognized in earnings.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans

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

At times, the Company will charge off a portion of a nonperforming or impaired loan versus recording a specific reserve. The decision to charge off a portion of the loan is based on specific facts and circumstances unique to each loan. General criteria considered are: the probability that the Company will foreclose on the property, the value of the underlying collateral compared to the principal amount outstanding on the loan and the personal guarantees associated with the loan. For the years ended December 31, 2012 and 2011, partial charge-offs were $8,984 and $6,645, respectively, on nonperforming and impaired loans of $20,446 and $25,269, respectively.

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

Overdrawn customer checking accounts are reclassified as commercial loans and are evaluated on an individual basis for collectability. The balances, which totaled $188 and $524 as of December 31, 2012 and 2011, respectively, are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful.

Certain Purchased Loans

As part of our merger with Atlantic BancGroup, Inc. (“ABI”) in November 2010, the Company purchased individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans were recorded at fair value, such that there is no carryover of the seller’s allowance for loan losses. Fair values were preliminary and subject to refinement for up to one year after the closing date of the merger as new information relative to the closing date fair value became available. After

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

acquisition, losses are recognized by an increase in the allowance for loan losses if the reason for the loss was due to events and circumstances that did not exist as of the acquisition date. If the reason for the loss was due to events and circumstances that existed as of the acquisition date due to new information obtained during the measurement period (i.e., 12 months from date of acquisition), that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill.

Such purchased loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference).

Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income as earned.

Loans Held for Sale

Loans intended for sale to independent investors are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is likely. Subsequent recoveries, if any, are credited to the allowance.

The allowance consists of specific and general components. The specific components relate to loans that are individually classified as impaired. The general components relate to all loans not specifically identified as impaired and are modeled on loss by portfolio, weighted by recent historic data and economic factors.

The Company’s policy for assessing loans for impairment is the same for all classes of loans and is included in our allowance for loan losses policy. The Company classifies a loan as impaired when it is probable that the Company will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. An impairment determination is performed utilizing the following general factors: (i) a risk rating of substandard or doubtful, (ii) a loan amount greater than $100, and/or (iii) the loan is 90 days past due or more. In addition, the Company also considers the following: the financial condition of the borrower, the Company’s best estimate of the direction and magnitude of any future changes in the borrower’s financial condition, the fair value of collateral if the loan is collateral-dependent, the loan’s observable market price, expected future cash flow and, if a purchased loan, the amount of the remaining unaccreted carrying discount. For loans acquired in the acquisition of ABI, if the loss is attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill. If not, the additional deterioration was recorded as additional provision expense with a corresponding increase in the allowance for loan losses. After the measurement period, any additional impairment above the current carrying discount is recorded as additional provision expense with a corresponding increase in the allowance for loan losses.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The general component covers all other loans not identified as impaired and is based on historical losses with consideration given to current factors. The historical loss component of the allowance is determined by losses recognized by each portfolio segment over the preceding five years with the most recent years carrying more weight. This is supplemented by the risks for each portfolio segment. In calculating the historical component of our allowance, we aggregate as follows: commercial loans, residential real estate loans, commercial real estate loans, construction and land real estate loans, and consumer and other loans. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. Actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.

These economic factors include consideration of the following: the concentration of watch and substandard loans as a percentage of total loans, levels of loan concentration within a portfolio segment or division of a portfolio segment and broad economic conditions.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years. Land is carried at cost.

Other Real Estate Owned

Other real estate owned includes real estate acquired through foreclosure or deed taken in lieu of foreclosure. These amounts are recorded at estimated fair value, less costs to sell the property, with any difference between the fair value of the property and the carrying value of the loan being charged to the allowance for loan losses. Subsequent changes in fair value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Those subsequent changes, as well as any gains or losses

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

recognized on the sale of these properties, are included in noninterest expense. Operating costs incurred after acquisition are expensed. Fair values are preliminary and subject to refinement after the acquisition date as new information relative to the acquisition date fair value becomes available. Valuation adjustments and gains or losses recognized on the sale of these properties occurring within 90 days of acquisition are charged against, or credited to, the allowance for loan losses.

Federal Home Loan Bank (FHLB) Stock

The Bank, as a member of the FHLB system, is required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Long-term Assets

Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Bank-Owned Life Insurance

The Bank has purchased life insurance policies on certain key employees. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets

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

Derivatives

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). The Company entered into a derivative contract that is designated as a cash flow hedge. The gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Any change in the fair value of the derivative that is not highly effective in hedging the change in expected cash flows of the hedged item would be recognized immediately in current earnings. Net cash settlements are recorded in interest income or interest expense based on the item being hedged. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

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

Share-based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of Bancorp’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Convertible Securities

On December 31, 2012, the Company completed a $50,000 private placement capital raise (the “Private Placement”) whereby the Company sold a total of 50,000 shares of Mandatorily Convertible, Noncumulative, Nonvoting Perpetual Preferred Stock, Series A, liquidation preference $1,000 per share (the “Series A Preferred Stock”) at a purchase price of $1,000 per share. Please refer to Note 2—Capital Raise Transactions for additional information regarding the Private Placement and Note 14—Preferred Stock for additional information pertaining to the Series A Preferred Stock.

Pursuant to the designation, the Series A Preferred Stock is mandatorily convertible into shares of the Company’s common stock, par value $0.01 per share, and a new class of nonvoting common stock, par value $0.01, upon receipt of requisite approval by the Company’s shareholders. With an initial conversion rate of 2,000 common shares per share of Series A Preferred Stock, the Company anticipates the issuance of an aggregate 100,000,000 shares of common stock and nonvoting common stock. As of the date of issuance, the effective conversion price of $0.49 per share was less than the fair value of $0.80 per share of the Company’s common stock. In accordance with U.S. GAAP, the Series A Preferred Stock was deemed to include a beneficial conversion feature with an intrinsic value of $0.31 per share for a total discount of $31,464. On the date of conversion, the discount due to the beneficial conversion feature will be recognized as an implied preferred stock dividend. This non-cash implied dividend will decrease retained earnings and will decrease net income, or conversely increase net loss, available to common shareholders in the earnings per share calculation.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Income tax expense or benefit is the sum of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. There were no uncertain tax positions taken by the Company for the years ending December 31, 2012 and 2011. The Company’s returns are subject to examination by taxing authorities for all years after 2008. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share includes the dilutive effect of additional potential common shares issuable under stock options and the conversion of the Series A Preferred Stock. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. Please refer to Note 21—Earnings Per Share for additional information regarding the calculation of basic and diluted earnings (loss) per common share and the dilutive impact of the stock options and the conversion of the Series A Preferred Stock.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and unrealized gains and losses on cash flow hedges which are also recognized as separate components of equity.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are currently such matters that will have a material effect on the financial statements.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank is required to meet regulatory reserve and clearing requirements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Dividend Restrictions

Bank regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Bancorp or by Bancorp to its shareholders.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 15—Fair Value. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Operating Segments

While the Company’s chief decision makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated into one reportable operating segment.

Reclassifications

Certain items previously reported in the financial statements and accompanying notes have been reclassified to conform to the current presentation.

Adoption of New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) completed their amendments to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards and issued a final standard. Many of the changes in the U.S. final standard represent clarifications to existing guidance. However, certain of the amendments could result in significant changes in practice. Such amendments include how and when the valuation premise of highest and best use applies, the application of premiums and discounts, as well as new required disclosures. The provisions of these amendments are effective for financial statements issued for interim and annual periods beginning after December 15, 2011. The Company has adopted this standard with no material effect on the Consolidated Financial Statements; however, additional disclosures have been included in Note 15—Fair Value consistent with its provisions.

In September 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in a two separate consecutive statement approach and changes the presentation of reclassification items out of other comprehensive income to net income. In December 2011, the FASB deferred certain provisions related to the reclassifications of items out of accumulated other comprehensive income and the presentation of the reclassification items. The other provisions of the amendment are effective for fiscal years, and interim periods within that year, beginning after December 15, 2011. The adoption of this standard changed the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholders’ equity. To comply with amended guidance, the Company elected the two statement approach to present comprehensive income in a separate statement following the consolidated statements of operations.

In September 2011, the FASB issued an accounting standards update to simplify testing goodwill for impairment. An entity will now have the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. An entity can choose to perform the qualitative assessment on none, some or all of its reporting units. Moreover, an entity can bypass the qualitative assessment for any reporting unit in any period and proceed directly to step one of the impairment test, and then resume performing the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. However, an entity can choose to early adopt even if its annual test date is before the issuance of the final standard, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The adoption of this standard did not have a material effect on the Consolidated Financial Statements.

In February 2013, the FASB issued an accounting standards update that finalized previously deferred guidance related to the report of amounts reclassified out of accumulated other comprehensive income. The amendments in this update do not alter current requirements for reporting net income or other comprehensive income in the consolidated financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity must present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income either on the face of the statement where net income is presented or in the accompanying notes to the Consolidated Financial Statements. This requirement is only applicable if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Alternatively, amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. The Company is currently evaluating the impact of this standard.

NOTE 2—CAPITAL RAISE TRANSACTIONS

2012 Capital Raise Activities

During the year ended December 31, 2012, the Company executed a financial advisory agreement with an investment banking firm to assist in raising capital. On August 22, 2012, Bancorp executed a stock purchase agreement (the “Original Stock Purchase Agreement”) with its largest shareholder, CapGen Capital Group IV LP (“CapGen”), for the sale to CapGen of up to 25,000 shares of Bancorp’s Series A Preferred Stock, at a purchase price of $1,000 per share, subject to the terms and conditions contained in the Original Stock Purchase Agreement. The Original Stock Purchase Agreement was executed in connection with Bancorp’s private offering to accredited investors of an aggregate of 50,000 shares of Series A Preferred Stock at a purchase price of $1,000 per share (the “Private Placement”).

On September 27, 2012, as a part of a bridge financing, Bancorp and CapGen entered into a subscription agreement under which Bancorp sold to CapGen 5,000 shares of Bancorp’s newly designated Noncumulative, Nonvoting, Perpetual Preferred Stock, Series B, par value $0.01 per share (“Series B Preferred Stock”), at a purchase price of $1,000 per share for an aggregate of $5,000 (the “Series B Sale”). In connection with the Series B Sale and also on September 27, 2012, Bancorp and CapGen entered into an exchange agreement whereby Bancorp agreed to exchange shares of Series B Preferred Stock for shares of Series A Preferred Stock concurrently with the issuance of shares of Series A Preferred Stock in the Private Placement, unless such shares of Series B Preferred Stock were first redeemed by Bancorp.

On December 31, 2012, Bancorp entered into an amended and restated stock purchase agreement (the “Restated Stock Purchase Agreement”) with CapGen and 30 other accredited investors, which replaced the Original Stock Purchase Agreement, for the sale of 50,000 shares of Series A Preferred Stock at a price of $1,000 per share, subject to the terms and conditions contained in the Restated Stock Purchase Agreement. The Private Placement

NOTE 2—CAPITAL RAISE TRANSACTIONS (Continued)

closed on the same date. Included in the 50,000 shares of Series A Preferred Stock sold in the Private Placement were 5,000 shares of Series A Preferred Stock issued to CapGen in exchange for the 5,000 shares of Series B Preferred Stock purchased by CapGen in the Series B Sale, pursuant to an amended and restated exchange agreement between Bancorp and CapGen dated December 31, 2012. Also included in the shares sold in the Private Placement was an aggregate of 2,265 shares of Series A Preferred Stock sold through individual subscription agreements to certain of Bancorp’s directors, executive officers and other related parties (the “Subscribers”) for consideration of an aggregate of $465 in cash and $1,800 in the cancellation of outstanding debt under the Company’s revolving loan agreements held by certain of the Subscribers and/or their related interests. As a result of this transaction, no one entity owns more than 50% of Bancorp’s voting equity.

The closing of the Private Placement was conditioned upon certain factors, among other customary closing conditions, including: (i) the aggregate sale of $50,000 in Series A Preferred Stock, (ii) the filing of the amendment to Bancorp’s Amended and Restated Articles of Incorporation designating the Series A Preferred Stock, (iii) the receipt of Federal Reserve approval of CapGen’s additional investment in Bancorp, (iv) the receipt of an opinion from Bancorp’s independent auditors that the Private Placement should not be an “ownership change” for purposes of Section 382 of the Internal Revenue Code of 1986, as amended, (v) the receipt of a fairness opinion from an investment banker that the conversion price (discussed below) was fair from a financial point of view, and (vi) the execution and delivery by each director and certain officers of a waiver and acknowledgment agreement waiving any rights, if any, he or she otherwise had to a change in control benefit as a result of the Restated Stock Purchase Agreement or the transactions contemplated thereunder.

Pursuant to the Series A Preferred Stock designation, the Series A Preferred Stock is mandatorily convertible into shares of Bancorp’s common stock and a new class of nonvoting common stock, par value $0.01 per share, upon receipt of requisite approvals by Bancorp’s shareholders. With an initial conversion price of $0.50 per share and an initial conversion rate of 2,000 shares of common stock and/or nonvoting common stock issuable per share of Series A Preferred Stock, Bancorp anticipates the issuance of an aggregate of 100,000,000 shares of common stock and nonvoting common stock in the conversion of the Series A Preferred Stock. Please refer to Note 23—Subsequent Events for additional information related to the conversion of the Series A Preferred Stock.

For the year ended December 31, 2012, gross proceeds from the issuance of preferred stock were $50,000, including gross proceeds from the sale of Series A Preferred Stock of $45,000, $40,277 net of offering expenses and the conversion of loans from related parties to equity, and gross proceeds from the sale of the Series B Preferred Stock of $5,000, or $4,863 net of offering expenses. Net proceeds from the issuance of preferred stock in the amount of $45,140 were used for general operating expenses, mainly for the subsidiary bank, to improve capital adequacy ratios, and will be used to supplement the Company’s business strategy going forward.

Immediately prior to the closing of the Private Placement, the Bank sold $25,134 of other real estate owned, nonaccrual loans, and other loans with a history of being past due to a real estate investment firm, who was also an investor in the Private Placement, for a purchase price of $11,705 (the “Asset Sale”). Total assets sold in the Asset Sale included loans of $24,601 and other real estate owned of $533. Total proceeds of $11,705, included proceeds from the sale of loans of $11,313 and proceeds from the sale of other real estate owned of $392. Please refer to Note 5—Loans for additional information related to the Asset Sale.

2010 Capital Raise Activities

During the year ended December 31, 2010, Bancorp executed a stock purchase agreement with four accredited investors led by CapGen to sell $35,000 in Bancorp common stock. A total of 3,888,889 shares were issued at $9.00 per share. Net proceeds from the sale were $34,687, net of offering expenses, and were used to fund the merger and integration of ABI into the Company. As a result of this transaction, no one entity owns more than 50% of the Company. Please refer to Note 3—Business Combinations for additional information related to the acquisition of ABI.

NOTE 2—CAPITAL RAISE TRANSACTIONS (Continued)

Management’s Plan

The Company’s strategic initiatives address the actions necessary to restore profitability and achieve full compliance with all outstanding regulatory agreements. In addition to the capital raise transactions described in the preceding paragraphs, management has also pursued, and will continue to pursue, various options to aid in the steady improvement of the Company’s results of operations.

During the year ended December 31, 2012, the Company adopted a new overall strategy to accelerate the disposition of substandard assets on an individual customer basis. Certain current appraised values were discounted to estimated fair market value based on current market data such as recent sales of similar properties, discussions with potential buyers and negotiations with existing customers. This new strategy has materially impacted the Company’s earnings for the year ended December 31, 2012 through the increased provision for loan losses.

The Company’s recapitalization plan combined with the strategic initiative to accelerate the disposal of substandard assets should enable the Company to restore profitability and achieve full compliance with all regulatory agreements and associated requirements, including the restoration of capital to prescribed regulatory levels. The Company’s strategic plan going forward includes the continued reduction of problem assets as well as fine tuning current credit processes. In addition, the Company will work to reposition its loan and deposit portfolio mix to better align with the Company’s targeted market segment of professional services, wholesalers, distributors and other service industries. In an effort to diversify the balance sheet, the Company will deploy excess capital resulting from the previously described capital raise transactions into short-term investments to maximize earnings while the desired loan growth is achieved.

NOTE 3—BUSINESS COMBINATIONS

On November 16, 2010, the Company acquired 100% of the outstanding common shares of Atlantic BancGroup, Inc. and its wholly owned subsidiary, Oceanside Bank, in exchange for 249,483 shares of Bancorp’s common stock and $838 in cash. Under the terms of the agreement and plan of merger, ABI common shareholders received 0.2 shares of Bancorp’s common stock and $0.67 in cash in exchange for each share of ABI common stock. As a result of the merger, the Company enhanced its geographic footprint and entered into in a new market, the Jacksonville Beach area. ABI results of operations were included in the Company’s results of operations beginning November 16, 2010. Costs incurred as a result of the acquisition are included in merger related costs in the Company’s consolidated statements of operations for the years ended December 31, 2011 and 2010.

As previously disclosed, the fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the merger as new information relative to the closing date fair value became available. Specifically, the fair value of loans and other real estate owned were adjusted as new information became available.

NOTE 3—BUSINESS COMBINATIONS (Continued)

The fair value of the assets acquired and liabilities assumed on November 16, 2010, including final valuation and purchase price allocation adjustments, are reflected in the following:

(Dollars in thousands)	November 16, 2010 (as initially reported)	Final Measurement Period Adjustments	November 16, 2010 (as adjusted)
Cash and cash equivalents	$20,030	$—	$20,030
Securities	42,785	—	42,785
FHLB stock	1,045	—	1,045
Loans	157,971	(1,844)	156,127
Core deposit intangible	2,453	—	2,453
Other real estate owned	2,702	39	2,741
Premises and equipment	3,374	—	3,374
Other assets	1,557	(10)	1,547

Total assets acquired	$231,917	$(1,815)	$230,102
Deposits	231,306	—	231,306
FHLB borrowed funds	8,124	—	8,124
Subordinated debt	1,404	—	1,404
Other liabilities	810	(17)	793

Total liabilities assumed	$241,644	$(17)	$241,627

Total identifiable net liabilities assumed	$(9,727)	$(1,798)	$(11,525)

Goodwill	12,498	1,798	14,296
Cash paid	838	—	838
Equity consideration(1)	1,933	—	1,933

(1)	The fair value of the common shares issued as part of the consideration paid for ABI was determined on the basis of the closing price of the Company’s common shares on the acquisition date.

The following table presents unaudited pro forma information as if the acquisition of ABI had occurred at the beginning of 2010 and 2009. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

(Dollars in thousands, except per share data)	2010
Net interest income	$24,947
Net (loss) income	(10,163)
Basic (loss) earnings per share	(1.73)
Diluted (loss) earnings per share	(1.73)

NOTE 4—INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the Company’s investment securities portfolio as of December 31, 2012 and 2011 and the corresponding amounts of unrealized gains and losses therein:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012
Available-for-sale:
U.S. government-sponsored entities and agencies	$10,286	$205	$—	$10,491
State and political subdivisions	16,598	1,568	—	18,166
Mortgage-backed securities—residential	32,148	1,504	(6)	33,646
Collateralized mortgage obligations	19,349	201	(23)	19,527
Corporate bonds	2,048	107	—	2,155

Total available-for-sale securities	$80,429	$3,585	$(29)	$83,985

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2011
Available-for-sale:
U.S. government-sponsored entities and agencies	$3,093	$6	$(6)	$3,093
State and political subdivisions	16,574	1,317	(10)	17,881
Mortgage-backed securities—residential	31,601	1,451	—	33,052
Collateralized mortgage obligations	8,929	185	—	9,114
Corporate bonds	—	—	—	—

Total available-for-sale securities	$60,197	$2,959	$(16)	$63,140

During the years ended December 31, 2012 and 2011, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the proceeds from sales of available-for-sale securities and the associated gains and losses for the years ended December 31, 2012, 2011 and 2010:

(Dollars in thousands)	2012	2011	2010
Gross gains	$—	$86	$—
Gross losses	—	(29)	—

Net gain	$—	$57	$—

Proceeds	$—	$4,599	$—

The amortized cost and fair value of the investment securities portfolio as of December 31, 2012 are presented below in order of contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities – residential and collateralized mortgage obligations, are shown separately.

(Dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale:
Within one year	$—	$—
One to five years	2,674	2,816
Five to ten years	5,686	5,864
Beyond ten years	20,572	22,132
Mortgage-backed securities – residential	32,148	33,646
Collateralized mortgage obligations	19,349	19,527

Total	$80,429	$83,985

NOTE 4—INVESTMENT SECURITIES (Continued)

The carrying amounts of securities pledged were $14,666 and $14,784 as of December 31, 2012 and 2011, respectively. These amounts were pledged to secure the available “Borrower in Custody” line of credit with the Federal Reserve Bank as well as the State of Florida.

The following table summarizes the investment securities with unrealized losses as of December 31, 2012 and 2011 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2012
Available-for-sale:
U.S. government-sponsored entities and agencies	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Mortgage backed securities – residential	1,289	(6)	—	—	1,289	(6)
Collateralized mortgage obligations	6,821	(23)	—	—	6,821	(23)

Total available-for-sale securities	$8,110	$(29)	$—	$—	$8,110	$(29)

	Less Than 12 Months		12 Months or Longer		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2011
Available-for-sale:
U.S. government-sponsored entities and agencies	$994	$(6)	$—	$—	$994	$(6)
State and political subdivisions	210	(10)	—	—	210	(10)
Mortgage backed securities – residential	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—

Total available-for-sale securities	$1,204	$(16)	$—	$—	$1,204	$(16)

As of December 31, 2012 and 2011, the Company’s security portfolio consisted of $83,985 and $63,140, respectively, of available-for-sale securities, of which $8,110 and $1,204 were in an unrealized loss position for the related periods. The unrealized losses were related to the Company’s U.S. government-sponsored entities and agency securities, state and political securities, mortgage backed securities – residential, and collateralized mortgage obligation securities as discussed below.

U.S. Government-Sponsored Entities and Agency Securities (“U.S. Agency Securities”):

All of the U.S. Agency Securities held by the Company were issued by U.S. government-sponsored entities and agencies. As of December 31, 2012 and December 31, 2011, U.S. Agency Securities with unrealized losses were none and one, respectively. As of December 31, 2012 and December 31, 2011, these securities had depreciated 0.00% and 0.57%, respectively, from the Company’s amortized cost basis. The decline in fair value as of December 31, 2011 was attributable to changes in interest rates, not credit quality.

State and Political Securities (“Municipal Bonds”):

All of the municipal bonds held by the Company were issued by a state, city or other local government. The municipal bonds are general obligations of the issuer and are secured by specified revenues. As of December 31, 2012 and December 31, 2011, Municipal Bonds with unrealized losses were none and one, respectively. As of

NOTE 4—INVESTMENT SECURITIES (Continued)

December 31, 2012 and December 31, 2011, these securities had depreciated 0.00% and 4.64%, respectively, from the Company’s amortized cost basis. The decline in fair value as of December 31, 2011 was primarily attributable to changes in interest rates and the underlying insurance carriers’ ratings rather than the ability or willingness of the municipality to repay.

Mortgage-backed Securities – Residential (“Mortgage-backed Securities”):

All of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae and Fannie Mae, institutions which have the full faith and credit of the U.S. government. As of December 31, 2012 and December 31, 2011, Mortgage-backed Securities with unrealized losses were one and none, respectively. As of December 31, 2012 and December 31, 2011, these securities had depreciated 0.44% and 0.00%, respectively, from the Company’s amortized cost basis. The decline in fair value as of December 31, 2012 was primarily attributable to changes in interest rates, not credit quality.

Collateralized Mortgage Obligations:

All of the collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, an institution which has the full faith and credit of the U.S. government. As of December 31, 2012 and December 31, 2011, Collateralized Mortgage Obligations with unrealized losses were five and none, respectively. As of December 31, 2012 and December 31, 2011, these securities had depreciated 0.34% and 0.00%, respectively, from the Company’s amortized cost basis. The decline in fair value is attributable to changes in interest rates, not credit quality.

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired as of December 31, 2012 and 2011.

Other-Than-Temporary-Impairment

Management evaluates securities for OTTI at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more-likely-than-not will be required to sell the debt security before its anticipated recovery. The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. For additional information regarding the Company’s policy on evaluating securities for OTTI, please refer to Note 1—Summary of Significant Accounting Policies.

For the years ended December 31, 2012 and 2011, there were no credit losses recognized in earnings.

NOTE 5—LOANS

Loans as of December 31, 2012 and 2011 were as follows:

(Dollars in thousands)	2012	2011
Commercial loans	$37,760	$35,714
Real estate mortgage loans:
Residential	80,314	102,040
Commercial	239,839	275,242
Construction and land	37,557	45,891
Consumer and other loans	2,768	3,955

Loans, gross	398,238	462,842
Less:
Net deferred loan fees	(207)	(235)
Allowance for loan losses	(20,198)	(13,024)

Loans, net	$377,833	$449,583

Loans acquired as a result of the merger with ABI were recorded at fair value on the date of acquisition. The amounts reported in the table above are net of the fair value adjustments. The table below reflects the contractual amount less the discount to principal balances remaining from these fair value adjustments by class of loan as of December 31, 2012 and 2011. This discount will be accreted into interest income as deemed appropriate over the remaining term of the related loans.

(Dollars in thousands)	Gross Contractual Amount Receivable	Discount	Carrying Balance
December 31, 2012
Commercial loans	$2,592	$226	$2,366
Real estate mortgage loans:
Residential	32,383	2,541	29,842
Commercial	52,660	3,833	48,827
Construction and land	13,193	1,753	11,440
Consumer and other loans	662	13	649

Total	$101,490	$8,366	$93,124

	Gross Contractual Amount Receivable	Discount	Carrying Balance
December 31, 2011
Commercial loans	$4,718	$261	$4,457
Real estate mortgage loans:
Residential	40,594	4,124	36,470
Commercial	62,665	5,449	57,216
Construction and land	19,572	3,498	16,074
Consumer and other loans	1,515	137	1,378

Total	$129,064	$13,469	$115,595

During the years ended December 31, 2012 and December 31, 2011, the Bank executed an asset sale and a bulk loan sale, respectively, in an effort to reduce substandard assets on the consolidated balance sheets. On December 28, 2012, the Bank entered into an Asset Purchase Agreement with a real estate investment firm for the sale of $25,134 in assets, including non-accrual loans and other loans with a history of being past due of $24,601 and other real estate owned (“OREO”) of $533, for a purchase price of $11,705. The Asset Sale was

NOTE 5—LOANS (Continued)

completed on December 31, 2012. On February 11, 2011, loans classified as held-for-sale in the amount of $13,910 were sold through a bulk loan sale, for which no gain or loss was recorded during the year ended December 31, 2011.

The following table presents the carrying amount and composition of the loans sold during the years ended December 31, 2012 and 2011:

(Dollars in thousands)	2012	2011
Commercial loans	$224	$20
Real estate mortgage loans:
Residential	3,130	1,401
Commercial	18,085	11,649
Construction and land	3,162	840
Consumer and other loans	—	—

Total(1)	$24,601	$13,910

(1)	Included in the total loans sold during the Asset Sale were loans acquired in the merger with ABI of $5,583, net of fair value adjustments.

There were no loans classified as held-for-sale as of December 31, 2012 and 2011, respectively.

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

Real Estate Mortgage Loans:

Real estate mortgage loans are typically segmented into three classes: commercial real estate, residential real estate and construction and land development. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Bank’s Board of Directors (the “Bank’s Board”). Such standards include, among other factors, loan-to-value limits, cash flow coverage and general creditworthiness of the obligors. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Bank’s Board, including repayment capacity and source, value of the underlying property, credit history, stability and purchaser guidelines. Construction loans to borrowers are to finance the construction of owner occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Bank carefully monitors these loans with on-site inspections and requires the receipt of lien waivers prior to advancing funds.

NOTE 5—LOANS (Continued)

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

Activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2012, 2011 and 2010 was as follows:

(Dollars in thousands)	2012	2011	2010
Allowance at beginning of period	$13,024	$13,069	$6,854
Charge-offs:
Commercial loans	1,140	222	37
Real estate mortgage loans	30,444	12,193	10,763
Consumer and other loans	136	406	107

Total charge-offs	31,720	12,821	10,907
Recoveries:
Commercial loans	71	15	85
Real estate mortgage loans	715	255	46
Consumer and other loans	114	114	3

Total recoveries	900	384	134

Net charge-offs	30,820	12,437	10,773

Provision for loan losses charged to operating expenses:
Commercial loans	1,550	224	(139)
Real estate mortgage loans	36,222	11,811	17,017
Consumer and other loans	222	357	110

Total provision	37,994	12,392	16,988

Allowance at end of period	$20,198	$13,024	$13,069

NOTE 5—LOANS (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2012 and 2011:

(Dollars in thousands)	Commercial Loans	Real Estate Mortgage Loans	Consumer and Other Loans	Total
December 31, 2012
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$29	$1,168	$242	$1,439
Collectively evaluated for impairment	1,039	15,529	77	16,645
Loans acquired with deteriorated credit quality	—	2,114	—	2,114

Total ending allowance balance	$1,068	$18,811	$319	$20,198

Loans:
Loans individually evaluated for impairment	$89	$15,907	$242	$16,238
Loans collectively evaluated for impairment	37,574	309,434	2,522	349,530
Loans acquired with deteriorated credit quality	97	32,369	4	32,470

Total ending loans balance	$37,760	$357,710	$2,768	$398,238

(Dollars in thousands)	Commercial Loans	Real Estate Mortgage Loans	Consumer and Other Loans	Total
December 31, 2011
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$—	$1,748	$—	$1,748
Collectively evaluated for impairment	587	10,566	119	11,272
Loans acquired with deteriorated credit quality	—	4	—	4

Total ending allowance balance	$587	$12,318	$119	$13,024

Loans:
Loans individually evaluated for impairment	$456	$37,144	$—	$37,600
Loans collectively evaluated for impairment	34,775	346,361	3,936	385,072
Loans acquired with deteriorated credit quality	483	39,668	19	40,170

Total ending loans balance	$35,714	$423,173	$3,955	$462,842

NOTE 5—LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012 and 2011:

	2012			2011
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial loans	$159	$59	$—	$470	$456	$—
Real estate mortgage loans:
Residential	746	402	—	11,517	10,574	—
Commercial	9,669	5,801	—	9,682	7,602	—
Construction and land	11,365	5,270	—	12,365	8,885	—
Consumer and other loans	—	—	—	—	—	—
With an allowance recorded:
Commercial loans	33	30	29	—	—	—
Real estate mortgage loans:
Residential	499	447	297	341	308	22
Commercial	5,751	3,506	590	10,314	9,479	1,665
Construction and land	500	481	281	304	296	61
Consumer and other loans	242	242	242	—	—	—

Total	$28,964	$16,238	$1,439	$44,993	$37,600	$1,748

Average of impaired loans and related interest income and cash-basis interest income recognized during impairment for the years ended December 31, 2012 and 2011 were as follows:

(Dollars in thousands)	Average Impaired Loans	Interest Income	Cash-Basis
December 31, 2012
Commercial loans	$769	$13	$8
Real estate mortgage loans:
Residential	9,435	—	—
Commercial	16,785	343	294
Construction and land	8,492	—	—
Consumer and other loans	10	—	—

Total	$35,491	$356	$302

	Average Impaired Loans	Interest Income	Cash-Basis
December 31, 2011
Commercial loans	$158	$12	$12
Real estate mortgage loans:
Residential	12,890	71	29
Commercial	17,376	421	218
Construction and land	12,658	141	28
Consumer and other loans	1	—	—

Total	$43,083	$645	$287

NOTE 5—LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of December 31, 2012 and 2011:

(Dollars in thousands)	2012	2011
Commercial loans	$98	$1,168
Real estate mortgage loans:
Residential	4,813	17,081
Commercial	6,151	13,684
Construction and land	11,372	14,953
Consumer and other loans	247	18

Total(1)	$22,681	$46,904

(1)	Includes loans acquired in the merger with ABI. As of December 31, 2012 and 2011, these amounts totaled $12,205 and $11,472, respectively.

There was one loan past due over 90 days still on accrual in the amount of $67 as of December 31, 2012. There were no loans past due over 90 days still on accrual as of December 31, 2011.

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2012 and 2011:

(Dollars in thousands)	Past Due Loans				Loans Not Past Due	Total
	30-59 Days	60-89 Days	90 Days and Greater	Total
December 31, 2012
Commercial loans	$66	$8	$6	$80	$37,680	$37,760
Real estate mortgage loans:
Residential	1,750	825	1,364	3,939	76,375	80,314
Commercial	1,546	1,240	4,685	7,471	232,368	239,839
Construction and land	—	—	10,114	10,114	27,443	37,557
Consumer and other loans	69	244	—	313	2,455	2,768

Total	$3,431	$2,317	$16,169	$21,917	$376,321	$398,238

	Past Due Loans				Loans Not Past Due	Total
	30-59 Days	60-89 Days	90 Days and Greater	Total
December 31, 2011
Commercial loans	$40	$90	$200	$330	$35,384	$35,714
Real estate mortgage loans:
Residential	1,061	393	13,203	14,657	87,383	102,040
Commercial	2,041	6,050	9,724	17,815	257,427	275,242
Construction and land	296	1,974	14,510	16,780	29,111	45,891
Consumer and other loans	277	17	5	299	3,656	3,955

Total	$3,715	$8,524	$37,642	$49,881	$412,961	$462,842

NOTE 5—LOANS (Continued)

Included in the past due loan tables above are loans acquired in the merger with ABI. As of December 31, 2012 and 2011, these amounts were as follows:

(Dollars in thousands)	2012	2011
30-59 days past due	$1,847	$2,759
60-89 days past due	676	4,213
90 days past due and greater	6,722	10,346

Total past due	$9,245	$17,318

Troubled Debt Restructurings

The following table presents the recorded investment and specific reserves allocated to loans modified as troubled debt restructurings (“TDRs”) during the years ended December 31, 2012 and 2011.

(Dollars in thousands)	2012	2011
Recorded investment(1)	$10,991	$15,384
Specific reserves allocated(2)	464	1,726

(1)	Of the total recorded investment in loans modified as TDRs, $6,028 and $10,871 respectively, were for customers whose loans were collateral dependent with collateral shortfalls.
(2)

Of the specific reserves allocated to customers whose loan terms were modified as TDRs, $412 and $1,538, respectively, were allocated to customers whose loans were collateral dependent with collateral shortfalls.

As of December 31, 2012 and 2011, the Company had not committed to lend additional amounts to customers with outstanding loans whose terms have been modified as TDRs.

The following table represents loans by class modified as TDRs that occurred during the years ended December 31, 2012 and 2011:

(Dollars in thousands)	Number of loans	Outstanding Recorded Investment
		Pre-Modification	Post-Modification
December 31, 2012
Real estate mortgage loans:
Residential	1	$28	$28
Commercial(1)	4	3,472	3,472
Construction and land	—	—	—

Total	5	$3,500	$3,500

	Number of loans	Outstanding Recorded Investment
		Pre-Modification	Post-Modification
December 31, 2011
Real estate mortgage loans:
Residential	—	$—	$—
Commercial	5	9,971	9,479
Construction and land	3	4,114	4,114

Total	8	$14,085	$13,593

(1)	Recorded investment excludes loans sold in the Asset Sale on December 31, 2012.

NOTE 5—LOANS (Continued)

The TDRs described above increased the allowance for loan losses by $190 and $1,726 and resulted in charge-offs of $0 and $1,081 during the years ended December 31, 2012 and 2011, respectively. The Asset Sale completed on December 31, 2012, resulted in charge-offs related to TDRs of $912. For the year ended December 31, 2012, there were two collateral-impaired loans modified as TDRs.

The TDRs that occurred during the year ended December 31, 2012 included modifications to terms that allowed borrowers to make reduced payments, such as (i) a reduction of the stated interest rate of the loan, (ii) interest-only payments through maturity, (iii) interest-only payments for a limited period of time, followed by reduced principal and interest payments, and (iv) reduced principal and interest payments through maturity. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from two months to eight years and eight months. Modifications involving interest-only payments for a limited period of time were for periods ranging from one month to one year and three months. All borrowers whose loans were modified as TDRs during the year ended December 31, 2012 were experiencing financial difficulties.

Loans modified during the year ended December 31, 2011 included one or a combination of the following: (i) a reduction of the stated interest rate of the loan, (ii) the ability to make interest-only payments for a limited period of time, and (iii) a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from six months to five years and eight months. Modifications involving interest-only payments were for periods ranging from nine months to one year and four months. All borrowers whose loans were modified as TDRs during the year ended December 31, 2011 were experiencing financial difficulties.

There were no TDRs for which there was a payment default within twelve months following the modification during the year ended December 31, 2012. A troubled debt restructuring is considered to be in payment default once it is 90 days contractually past due under the modified terms. The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the year ending December 31, 2011:

(Dollars in thousands)	Number of loans	Recorded Investment
Real estate mortgage loans:
Commercial	1	$3,077
Construction and land	2	3,818

Total	3	$6,895

The TDRs for which there was a payment default within twelve months following the modification increased the allowance for loan losses by $1,337 and resulted in charge-offs of $588 during the year ending December 31, 2011.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the years ended December 31, 2012 and 2011. These loans have a total recorded investment of $19,284 and $22,460 as of December 31, 2012 and 2011, respectively. The modifications involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time (generally 18 months or less), (ii) adjusting the interest rate to a market interest rate for a specified period of time, or (iii) allowing a delay in payment that was considered to be insignificant.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

NOTE 5—LOANS (Continued)

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

Loans excluded from the review process above are generally classified as pass credits until: (i) they become past due; (ii) management becomes aware of a deterioration in the creditworthiness of the borrower; or (iii) the customer contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or doubtful. The Company uses the following definitions for risk ratings:

Special Mention:

Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

NOTE 5—LOANS (Continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. Based on the most recent analysis performed as of the years ended December 31, 2012 and 2011, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial loans	$37,206	$415	$139	$—	$37,760
Real estate mortgage loans:
Residential	66,405	6,401	7,508	—	80,314
Commercial	207,674	14,970	17,195	—	239,839
Construction and land	19,229	4,660	13,668	—	37,557
Consumer and other loans	2,507	12	249	—	2,768

Total	$333,021	$26,458	$38,759	$—	$398,238

	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial loans	$31,836	$2,978	$900	$—	$35,714
Real estate mortgage loans:
Residential	78,724	3,773	19,543	—	102,040
Commercial	219,548	25,978	29,716	—	275,242
Construction and land	18,316	9,136	18,439	—	45,891
Consumer and other loans	3,687	250	18	—	3,955

Total	$352,111	$42,115	$68,616	$—	$462,842

Included in the risk category of loans by class of loans tables above are loans acquired in the merger with ABI. As of December 31, 2012 and 2011, these amounts were as follows:

(Dollars in thousands)	2012	2011
Special mention	$6,963	$9,674
Substandard	20,897	26,797
Doubtful	—	—

Total	$27,860	$36,471

NOTE 5—LOANS (Continued)

Purchased loans

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. As of December 31, 2012, 2011 and 2010, the unpaid principal balance and carrying amount of these loans, excluding loans classified as held-for-sale, were as follows:

(Dollars in thousands)	2012	2011	2010
Commercial loans	$206	$676	$2,309
Real estate mortgage loans:
Residential	10,799	14,392	14,184
Commercial	15,709	18,519	25,387
Construction and land	10,404	15,207	20,493
Consumer and other loans	5	121	140

Unpaid principal balance	$37,123	$48,915	$62,513

Carrying amount	$32,470	$40,170	$52,131

As of December 31, 2012, 2011 and 2010, accretable yield, or income expected to be collected, was as follows:

(Dollars in thousands)
Balance as of December 31, 2010	$33,910
New loans purchased, including loans classified as held-for-sale	—
Accretion of income(1)	(3,957)
Reduction for loans sold and other	(13,610)
Reclassifications from non-accretable difference	—
Disposals	—

Balance as of December 31, 2011	$16,343

New loans purchased, including loans classified as held-for-sale	—
Accretion of income	(2,593)
Reduction for loans sold and other	(1,923)
Reclassifications from non-accretable difference	—
Disposals	—

Balance as of December 31, 2012	$11,827

(1)	No accretion of income was taken on loans classified as held-for-sale.

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $2,114 and $4 during the years ended December 31, 2012 and 2011. No allowance for loan losses was reversed during the aforementioned time periods.

NOTE 5—LOANS (Continued)

The following table presents purchased loans for which it was probable at acquisition that all contractually required payments would not be collected:

(Dollars in thousands)	2010
Commercial loans	$2,364
Real estate mortgage loans:
Residential	16,657
Commercial	39,446
Construction and land	25,053
Consumer and other loans	28
Loans held-for-sale	16,578

Contractually required payments receivable	$100,126

Cash flows expected to be collected at acquisition	$93,402
Fair value of loans acquired at acquisition	$59,288

There were no loans purchased during the years ended December 31, 2012 and 2011.

NOTE 6—PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2012 and 2011 were as follows:

(Dollars in thousands)	2012	2011
Land	$2,439	$2,439
Buildings	4,448	4,130
Furniture, fixtures and equipment	2,351	2,339
Leasehold improvements	2,902	2,269
Construction in progress	—	596

Premises and equipment, gross	12,140	11,773
Less:
Accumulated depreciation	(5,188)	(4,795)

Premises and equipment, net	$6,952	$6,978

Depreciation expense, including amortization of leasehold improvements, was $572, $623 and $434 for the years ended December 31, 2012, 2011 and 2010, respectively.

Operating Leases

The Company leases certain office facilities under operating leases that generally contain annual escalation clauses and renewal options. Rent expense was $920, $927 and $839 for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, future minimum rent commitments under non-cancelable operating leases, before considering renewal options that generally are present, were as follows:

(Dollars in thousands)
2013	$1,028
2014	1,042
2015	1,035
2016	571
2017	201
Thereafter	911

Total	$4,788

NOTE 7—OTHER REAL ESTATE OWNED

Activity regarding OREO for the years ended December 31, 2012, 2011 and 2010 was as follows:

(Dollars in thousands)	2012	2011	2010
Beginning balance	$7,968	$5,733	$4,011
Additions(1)	9,039	7,516	5,749
Direct write-downs to income statement, net	(2,789)	(1,804)	(1,930)
Direct write-downs to goodwill	—	(43)	—
Proceeds received on sales(2)	(7,187)	(3,459)	(1,550)
Net gain (loss) on sales	(60)	25	(547)

Ending balance	$6,971	$7,968	$5,733

(1)	Additions during 2012 included $251 in net gains and $29 in write-downs that were charged to the allowance for loan losses.
(2)	Proceeds received on sales during 2012 included $392 from the Asset Sale completed on December 31, 2012.

Expenses related to OREO for the years ended December 31, 2012, 2011 and 2010 were as follows:

(Dollars in thousands)	2012	2011	2010
Operating expenses, net	$1,036	$485	$945
Write-downs, net	2,739	1,804	1,930
Gain upon acquisition	(95)	(204)	—
Net (gain) loss on sales	60	(25)	547

Other real estate owned expense	$3,740	$2,060	$3,422

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in goodwill during the years ended December 31, 2012 and 2011 was as follows:

(Dollars in thousands)
Balance as of December 31, 2010	$12,498
Additions: Goodwill related to acquisition of ABI	1,798
Impairment	(11,159)

Balance as of December 31, 2011	$3,137

Additions	—
Impairment	(3,137)

Balance as of December 31, 2012	$—

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

The Company evaluates goodwill for impairment annually as of September 30th unless events or changes in circumstances indicate potential impairment has occurred between formal assessments. A third-party valuation

NOTE 8—GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)

specialist is engaged to assist management in determining the fair value of the Company and whether goodwill was impaired. The fair value is determined by comparing the output of several different valuation methodologies including:

•

Net asset valuation method—this methodology develops a valuation indication in the context of a going concern by adjusting the reported book values of the Company’s assets to their market values and subtracting its liabilities. The indicated value should not be interpreted as an estimate of liquidation value.

•	Guideline public company method—this methodology utilizes the pricing of publicly traded banks and bank holding companies bearing certain similarities to the Company.

•	Guideline transactions method—this methodology utilizes pricing data from change-of-control transactions involving appropriately comparable banks and bank holding companies.

•	Discounted cash flow method – this methodology relies upon the perception of a future stream of benefits, the present value of which represents the indication of value of the Company.

The Company’s annual impairment analysis as of September 30, 2011 indicated that Step 2 of the analysis was necessary. After performing Step 2, it was determined that the implied fair value of goodwill was more than the carrying amount by approximately 7.3%; therefore, no impairment existed as of September 30, 2011. As a result of our net loss as of December 31, 2011, largely due to the recording of an additional provision for loan losses and a full valuation of our deferred tax asset, the Company updated its annual goodwill impairment test as of December 31, 2011 and concluded there was an impairment of $11,159.

The annual impairment analysis as of September 30, 2012 determined that there had been a goodwill impairment of $3,137, which reduced the carrying value of the remaining goodwill balance to zero. This impairment was due to several factors, including the financial performance of the Company through September 30, 2012 resulting from the increased provision for loan losses.

Other Intangible Assets

Other intangible assets consist of a core deposit intangible asset arising from the acquisition of ABI. The following table summarizes the gross carrying amount and accumulated amortization of this intangible as of December 31, 2012 and 2011:

(Dollars in thousands)	2012	2011
Other intangible assets, gross	$2,453	$2,453
Less: Accumulated amortization	(1,193)	(679)

Other intangible assets, net	$1,260	$1,774

Aggregate amortization expense for the years ended December 31, 2012 and 2011 was $514 and $602, respectively.

Estimated amortization expense for each of the next five years is as follows:

(Dollars in thousands)
2013	$412
2014	279
2015	222
2016	165
2017	107
Thereafter	75

Total	$1,260

NOTE 9—DEPOSITS

Time deposits of $100 or more were $130,870 and $93,207 as of December 31, 2012 and 2011.

Scheduled maturities of time deposits for the next five years are as follows:

(Dollars in thousands)
2013	$80,183
2014	63,131
2015	35,544
2016	9,662
2017	8,531
Thereafter	—

Total	$197,051

A fair value adjustment of $763 was recorded as of the date of the ABI merger because the weighted average interest rate of ABI’s time deposits exceeded the cost of similar wholesale funding at the time of the merger. This amount is being amortized to reduce interest expense on a declining basis over the average life of the time deposit portfolio. Amounts amortized to interest expense during the years ended December 31, 2012 and 2011 were $417 and $253, respectively.

NOTE 10—RELATED PARTY TRANSACTIONS

Loans to Related Parties

Loans to principal officers, directors and their affiliates during the years ended December 31, 2012 and 2011 were as follows:

(Dollars in thousands)
Balance as of December 31, 2010	$4,874
New loans and advances	1,716
Repayments and transfers out of related party	(1,661)

Balance as of December 31, 2011	$4,929

New loans and advances	101
Repayments, charge-offs, and transfers out of related party	(2,734)

Balance as of December 31, 2012	$2,296

Deposits from executive officers, directors and their affiliates as of December 31, 2012 and 2011 were $9,964 and $11,013 respectively.

Loans from Related Parties

During the years ended December 31, 2011 and 2010, the Company entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties. Amounts outstanding under the Revolvers were $2,200 and $3,000 as of December 31, 2012 and 2011, respectively, with $1,800 and $1,000 remaining funds available as of the same dates. Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding. To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding. The Revolvers mature on January 1, 2015.

In connection with the Private Placement, certain of the Company’s directors, executive officers and other related parties (the “Subscribers”) received shares of Series A Preferred Stock through individual subscription agreements. Consideration for the shares of Series A Preferred Stock sold under the Subscription Agreements consisted of an aggregate of $465 in cash and $1,800 in the cancellation of outstanding debt under the Company’s Revolvers held by such Subscribers and/or their related interests.

NOTE 11—SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

As of the years ended December 31, 2012 and 2011, advances from the FHLB were as follows:

(Dollars in thousands)	2012	2011
Overnight advances maturing daily at a daily variable interest rate of 0.36% on December 31, 2012	$—	$18,600
Advances maturing January 9, 2012 at a fixed rate of 2.30%	—	8,002
Advances maturing May 29, 2012 at a fixed rate of 2.11%	—	5,000
Advances maturing July 15, 2014 at a fixed rate of 2.42%	2,500	2,500
Advance maturing January 9, 2015 at a fixed rate of 0.88%	4,000	—
Advances maturing March 2, 2015 at a fixed rate of 0.76%	2,000	—
Advances maturing July 15, 2016 at a fixed rate of 2.81%	2,500	2,500
Advances maturing January 9, 2017 at a fixed rate of 1.40%	4,000	—
Advances maturing May 30, 2017 at a fixed rate of 1.23%	5,000	—

Total advances from the FHLB	$20,000	$36,602

A fair value adjustment of $124 was recorded as of the date of the ABI merger because the interest rate of the FHLB advances exceeded the cost of similar advances at the time of the merger. This amount was amortized to reduce interest expense over the remaining life of the advance on a straight-line basis and was fully amortized as of December 31, 2012.

Each advance is payable at its maturity date, with a prepayment penalty for early termination. The advances were collateralized by a blanket lien arrangement on the Company’s first mortgage loans, second mortgage loans and commercial real estate loans. Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $35,067 as of December 31, 2012 and had borrowed $20,000, leaving $15,067 available.

During the year ended December 31, 2008, the Company established a “Borrower in Custody” line of credit with the Federal Reserve Bank by pledging collateral. The amount of this line as of December 31, 2012 and 2011 was $22,917 and $30,385, respectively, all of which was available as of the respective dates.

Also included in FHLB advances and other borrowings on the Company’s consolidated balance sheets were amounts related to certain loan participation agreements that were classified as secured borrowings as they did not qualify for sale accounting treatment. As of December 31, 2012 and 2011, these loan participation agreements were $176 and $209, respectively. A corresponding amount was recorded as an asset within Loans on the Company’s consolidated balance sheets.

NOTE 12—SUBORDINATED DEBENTURES

The Company and ABI have participated in four offerings related to debt securities and trust preferred securities from June 17, 2004 to June 20, 2008. For the purpose of issuing the trust preferred securities, Bancorp formed the following wholly owned statutory trust subsidiaries: Jacksonville Statutory Trust I (the “Trust I”), Jacksonville Statutory Trust II (the “Trust II”), and Jacksonville Bancorp, Inc. Statutory Trust III (the “Trust III”). Upon the successful completion of the merger with ABI during the year ended December 31, 2010, Bancorp acquired the Atlantic BancGroup, Inc. Statutory Trust I (the “ABI Trust I”), which was formed by ABI for the same purpose of issuing the trust preferred securities.

During the year ended December 31, 2004, the Trust I used the proceeds from the issuance of $4,000 in trust preferred securities to acquire junior subordinated debentures of Bancorp. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 263 basis points). The initial rate in effect at the time of issuance was 4.06% and is subject to change quarterly. The rates in effect as of December 31, 2012, 2011 and 2010 were 2.94%, 3.19% and 2.93%, respectively.

NOTE 12—SUBORDINATED DEBENTURES (Continued)

On December 14, 2006, the Trust II used the proceeds from the issuance of $3,000 in trust preferred securities to acquire junior subordinated debentures of Bancorp. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 173 basis points). The initial rate in effect at the time of issuance was 7.08% and is subject to change quarterly. The rates in effect as of December 31, 2012, 2011 and 2010 were 2.04%, 2.28% and 2.03%, respectively.

On June 20, 2008, the Trust III used the proceeds from the issuance of $7,550 in trust preferred securities to acquire junior subordinated debentures of Bancorp. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities (three-month LIBOR plus 375 basis points). The initial rate in effect at the time of issuance was 6.55% and is subject to change quarterly. The rates in effect as of December 31, 2012, 2011, and 2010 were 4.06%, 4.30% and 4.05%, respectively. On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure. Under the terms of the agreement, which relates to the subordinated debt issued to the Trust III in the amount of $7,550, the Company has agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating rate contract (three-month LIBOR plus 375 basis points). Please refer to Note 13—Derivative Financial Instruments for additional information related to the terms of this agreement.

On September 15, 2005, ABI participated in a pooled offering of trust preferred securities and formed ABI Trust I. Upon the successful completion of the merger with ABI during the year ended December 31, 2010, Bancorp acquired the ABI Trust I. The ABI Trust I used the proceeds from the issuance of $3,000 in trust preferred securities to acquire fixed/floating rate junior subordinated deferrable interest debentures of ABI in the amount of $3,000. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate of 5.89% equal to the interest rate on the debt securities, both payable quarterly for five years. Beginning in June 2009, ABI did not make any quarterly payments on the debentures. The Company brought the quarterly payments current beginning in March 2011.

Beginning on September 15, 2010, the quarterly rates vary based on the three-month LIBOR plus 150 basis points. The rates in effect as of December 31, 2012, 2011 and 2010 were 1.81%, 2.05% and 1.80%, respectively. A fair value adjustment of $1,596 was recorded as of the ABI merger as the interest rates on the trust preferred securities were less than the cost of similar trust preferred securities at the time of the merger. This amount is being amortized to increase interest expense on a straight-line basis over the remaining life of ABI Trust I. As of December 31, 2012, 2011 and 2010, $64, $64 and $8 were amortized to interest expense, respectively.

The debt securities and the trust preferred securities under the four offerings each have 30-year lives. All securities issued are callable by Bancorp or the respective trust, at their respective option after five years, and at varying premiums and sooner upon the occurrence of specific events, subject to prior approval by the Federal Reserve Board, if then required. The Company is not the primary beneficiary of these trusts (variable interest entities); therefore, the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. There are no required principal payments on subordinated debentures over the next five years.

In addition, the debt securities and trust preferred securities allow the deferral of interest payments for up to five years. During the year ended December 31, 2012, the Company exercised its contractual right to defer interest payments with respect to all of the outstanding trust preferred securities. Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty. These payments are periodically evaluated and will be reinstated when appropriate. Please refer to Note 23—Subsequent Events for additional information related to interest payments deferred during 2012.

NOTE 12—SUBORDINATED DEBENTURES (Continued)

As of December 31, 2012 and 2011, the Company treated these trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes. Please refer to Note 17—Capital Adequacy for additional information related to the Company’s treatment of the trust preferred securities in regards to its capital requirements.

NOTE 13—DERIVATIVE FINANCIAL INSTRUMENTS

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps do not represent amounts exchanged by the parties to the agreements. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure related to the subordinated debt issued by the Trust III in the amount of $7,550. Under the terms of the agreement, the Company agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating rate contract (90-day LIBOR plus 375 basis points). The fair value of the interest rate swap liability included in the consolidated balance sheets as of December 31, 2012 and 2011 was $1,294 and $1,151, respectively. The fair value of the hedged item as of December 31, 2012 and 2011 was $5,531 and 5,581, respectively.

The hedge was designated as a cash flow hedge and was determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income and the aggregate fair value of the swap is recorded in other assets with changes in fair value recorded in other comprehensive income (“OCI”). The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedge no longer be considered effective. The Company expects the hedge to remain fully effective during the remaining terms of the swap.

Summary information related to the interest rate swap as of December 31, 2012 and 2011 was as follows:

(Dollars in thousands)	2012	2011
Notional amount	$7,550	$7,550
Fair value	1,294	1,151
Cumulative unrealized gains (losses), net of tax	(806)	(717)

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of operations relating to the interest rate swap during the years ended December 31, 2012 and 2011:

(Dollars in thousands)	2012	2011
Amount of gain (loss):
Recognized in OCI (effective portion)	$(89)	$(452)
Reclassified from OCI to interest income	—	—
Recognized in other noninterest income (ineffective portion)	—	—

Interest expense recorded on this swap transaction is reported as a component of interest expense on the consolidated statements of operations and totaled $255 and $265 during the years ended December 31, 2012 and 2011, respectively.

NOTE 14—PREFERRED STOCK

As of December 31, 2012 and 2011, Bancorp was authorized to issue up to 10,000,000 shares of preferred stock, par value $0.01 per share. During the year ended December 31, 2012, Bancorp designated and issued two series of preferred stock in connection with the Company’s capital raise efforts. The voting and other powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations and restrictions of each series of Bancorp’s preferred stock are set forth in the corresponding amendment to Bancorp’s Amended and Restated Articles of Incorporation designating such series of preferred stock. Features of each series of Bancorp’s preferred stock are discussed below.

Preferred stock dividends on Bancorp’s preferred stock reduce earnings available to common shareholders. Both new series of preferred stock qualified as Tier 1 capital for regulatory purposes.

The following table summarizes the preferred stock issued during the year ended December 31, 2012 and outstanding as of December 31, 2012:

	2012		Dividend	Earliest	Shares		Carrying Value
(Dollars in thousands)	Issuance Date		Rate	Conversion Date	Issued	Outstanding	At Issuance	Current
Series A	December 31	st	5%	February 19, 2013	50,000	50,000	$18,536	$18,536
Series B	September 27	th	10%	N/A	5,000	—	$4,863	—

Series B Preferred Stock

The Series B Preferred Stock, designated as “Noncumulative, Nonvoting, Perpetual Preferred Stock, Series B,” was issued and sold by Bancorp on September 27, 2012 in connection with a bridge financing transaction. The Series B Preferred Stock has a liquidation preference of $1,000 per share and ranks senior to Bancorp’s common stock and equally with the Series A Preferred Stock (described below). Holders of the outstanding shares of Series B Preferred Stock (if any) are entitled to receive, when and if declared by Bancorp’s Board of Directors, dividends at a rate equal to 10% per share per annum of the Series B liquidation amount of $1,000 (equivalent to $100 per share per annum). Dividends are payable biannually on June 1 and December 1, beginning June 1, 2013.

In connection with the Private Placement, all of the issued and outstanding shares of Series B Preferred Stock were exchanged, on a one for one basis, for shares of Series A Preferred Stock. As a result, no shares of Series B Preferred Stock were issued or outstanding as of December 31, 2012.

Series A Preferred Stock

The Series A Preferred Stock, designated as “Mandatorily Convertible, Noncumulative, Nonvoting, Perpetual Preferred Stock, Series A,” was issued and sold by Bancorp on December 31, 2012 in the Private Placement. The Series A Preferred Stock has a liquidation preference of $1,000 per share and ranks senior to Bancorp’s common stock and equally with the Series B Preferred Stock. Holders of the outstanding shares of Series A Preferred Stock are entitled to receive, when and if declared by Bancorp’s Board of Directors, dividends at a rate equal to 5% per share per annum of the liquidation amount of $1,000 (equivalent to $50.00 per share per annum). Dividends are payable biannually on June 15th and December 15th, beginning February 15, 2013.

The Series A Preferred Stock is mandatorily convertible into shares of common stock and/or a new class of nonvoting common stock upon receipt of requisite shareholder approvals, including (i) approval of an increase in authorized shares of common stock, (ii) authorization of the new class of nonvoting common stock, and (iii) approval of the issuance of shares of common stock and nonvoting common stock upon conversion of the Series A Preferred Stock. The initial conversion price is $0.50 per share, and each share of Series A Preferred Stock is expected to convert into an aggregate of approximately 2,000 shares of common stock and/or nonvoting common stock, subject to adjustment as provided in the designation for the Series A Preferred Stock. Bancorp

NOTE 14—PREFERRED STOCK (Continued)

has 50 days following the closing of the Private Placement, or by February 19, 2013, to obtain the requisite shareholder approvals described above. If the requisite shareholder approvals are not received by February 19, 2013, the conversion price will decrease by 10%. The conversion price of the Series A Preferred Stock is also subject to customary anti-dilution adjustments, including in connection with stock dividends or distributions in shares of the common stock or subdivisions, splits and combinations of the common stock.

As of the date of issuance of the Series A Preferred Stock, the effective conversion price of $0.49 per share was less than the fair value of Bancorp’s common stock of $0.80 per share. In accordance with U.S. GAAP, the Series A Preferred Stock was deemed to include a beneficial conversion feature with an intrinsic value of $0.31 per share for a total discount of $31,464. This discount was recognized by allocating a portion of the proceeds from the Series A Preferred stock to additional paid-in capital attributable to common stock on the Company’s consolidated balance sheets as of December 31, 2012. On the date of conversion, the discount due to the beneficial conversion feature will be recognized as an implied preferred stock dividend, which will decrease retained earnings and decrease net income, or conversely increase net loss, available to common shareholders in the earnings per share calculation.

For the year ended December 31, 2012, gross proceeds from the issuance of preferred stock were $50,000, including gross proceeds from the sale of Series A Preferred Stock of $45,000, $40,277 net of offering expenses and the conversion of loans from related parties to equity, and gross proceeds from the sale of the Series B Preferred Stock of $5,000, or $4,863 net of offering expenses. Net proceeds from the issuance of preferred stock in the amount of $45,140 were used for general operating expenses, mainly for the subsidiary bank, to improve capital adequacy ratios, and will be used to supplement the Company’s business strategy going forward.

Subsequent to year end, Bancorp received requisite shareholder approvals for the conversion of the Series A Preferred Stock, and all issued and outstanding shares of Series A Preferred Stock were converted into shares of Bancorp’s common stock and nonvoting common stock on February 19, 2013. Please refer to Note 23—Subsequent Events for additional information related to the conversion.

NOTE 15—FAIR VALUE

ASC 820, Fair Value Measurements and Disclosures defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities are measured using valuation techniques specific to the following three-tier hierarchy, which prioritizes the inputs used in measuring fair value.

Level I, II and III Valuation Techniques

Level I :	Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date.

Level II :	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level III :	Unobservable inputs for the asset or liability.

NOTE 15—FAIR VALUE (Continued)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011, for which the Company has elected the fair value option, by level within the hierarchy:

(Dollars in thousands)	Total	Level I	Level II	Level III
December 31, 2012
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$10,491	$—	$10,491	$—
State and political subdivisions	18,166	—	18,166	—
Mortgage-backed securities - residential	33,646	—	33,646	—
Collateralized mortgage obligations	19,527	—	19,527	—
Corporate bonds	2,155	—	2,155	—
Liabilities:
Derivative liability	1,294	—	1,294	—

	Total	Level I	Level II	Level III
December 31, 2011
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$3,093	$—	$3,093	$—
State and political subdivisions	17,881	—	17,881	—
Mortgage-backed securities - residential	33,052	—	33,052	—
Collateralized mortgage obligations	9,114	—	9,114	—
Corporate bonds	—	—	—	—
Liabilities:
Derivative liability	1,151	—	1,151	—

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2012 and 2011.

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

NOTE 15—FAIR VALUE (Continued)

The following tables present information about our assets measured at fair value on a non-recurring basis as of December 31, 2012 and 2011, by level within the fair value hierarchy. The amounts in the table represent only assets for which the carrying amount has been adjusted for impairment during the period; therefore, these amounts will differ from the total amounts outstanding.

(Dollars in thousands)	Total	Level I	Level II	Level III
December 31, 2012
Impaired Loans:
Real estate mortgage loans:
Residential	$149	$—	$—	$149
Commercial	1,171	—	—	1,171
Construction and land	200	—	—	200
Other real estate owned:
Residential	4,963	—	—	4,963
Commercial	195	—	—	195
Construction and land	1,813	—	—	1,813

	Total	Level I	Level II	Level III
December 31, 2011
Impaired Loans:
Real estate mortgage loans:
Residential	$215	$—	$—	$215
Commercial	3,489	—	—	3,489
Construction and land	236	—	—	236
Other real estate owned:
Residential	1,095	—	—	1,095
Commercial	3,340	—	—	3,340
Construction and land	3,533	—	—	3,533

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

Other Real Estate Owned:

Other real estate owned (OREO) is measured at fair value. Fair values are generally based on third-party appraisals of the property. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. A Level 2 classification can result when there are outstanding commitments from third-party investors.

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between fair value levels for December 31, 2012 and 2011.

NOTE 15—FAIR VALUE (Continued)

Quantitative Information about Level III Fair Value Measurements

The following table presents quantitative information about unobservable inputs for assets measured on a non-recurring basis using Level III measurements as of December 31, 2012 and 2011, respectively. This quantitative information is the same for each class of loans.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
December 31, 2012
Impaired loans (collateral-dependent)	$1,520	Market comparable properties	Marketability discount	9.11%
Other real estate owned	6,971	Market comparable properties	Comparability adjustments	10.26

The table below summarizes the outstanding balance, valuation allowance, net carrying amount and period expense related to Level III non-recurring instruments for the years ended December 31, 2012 and 2011, respectively:

(Dollars in thousands)	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
December 31, 2012
Impaired loans (collateral-dependent)	$2,918	$1,398	$1,520	$8,821
Other real estate owned	7,908	937	6,971	2,789

	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
December 31, 2011
Impaired loans (collateral-dependent)	$5,500	$1,560	$3,940	$2,254
Other real estate owned	9,957	1,989	7,968	1,347

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments as of December 31, 2012 and 2011 were as follows:

	2012		2011
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$72,079	$72,079	$9,955	$9,955
Securities available-for-sale	83,985	83,985	63,140	63,140
Loans, net	377,833	383,987	449,583	461,210
Federal Home Loan Bank stock	1,771	N/A	2,707	N/A
Independent Bankers’ Bank stock	178	N/A	178	N/A
Accrued interest receivable	2,059	2,059	2,598	2,598
Financial Liabilities:
Deposits	$490,021	$494,211	$473,907	$474,161
Other borrowings	22,376	22,802	39,811	40,121
Subordinated debentures	16,090	8,277	16,026	8,723
Accrued interest payable	554	554	305	305
Interest rate swap	1,294	1,294	1,151	1,151

NOTE 15—FAIR VALUE (Continued)

The methods and assumptions, not previously presented, used to estimate fair value were as follows:

Cash and cash equivalents:

The carrying amounts of cash and cash equivalents approximate the fair value and are classified as either Level I or Level II in the fair value hierarchy. As of December 31, 2012 and 2011, respectively, the breakdown of cash and cash equivalents between Level I and Level II were as follows:

	2012		2011
(Dollars in thousands)	Level I	Level II	Level I	Level II
Cash and cash equivalents	$70,335	$1,744	$7,611	$2,344

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

Deposits:

The fair value of demand deposits (e.g., interest and noninterest-bearing, savings and certain types of money market accounts) is, by definition, equal to the amount payable in demand at the reporting date (i.e., carrying value) resulting in a Level II classification in the fair value hierarchy. The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair value at the reporting date resulting in a Level II classification in the fair value hierarchy. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level II classification.

Federal Home Loan advances:

The fair value of FHLB advances is estimated using a discounted cash flow analysis based on the current borrowing rates for similar types of borrowings and is classified as a Level II in the fair value hierarchy.

Accrued interest receivable/payable:

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

Off-balance sheet instruments:

The fair value of off-balance sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments as of December 31, 2012 was not material.

NOTE 16—LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of variable and fixed rate financial instruments with off-balance sheet risk as of December 31, 2012 and 2011, respectively, were as follows:

	2012		2011
(Dollars in thousands)	Fixed Rates	Variable Rates	Fixed Rates	Variable Rates
Unused lines of credit	$3,356	$30,688	$1,494	$29,391
Standby letters of credit	—	1,096	—	1,661

NOTE 17—CAPITAL ADEQUACY

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

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

The Bank was well capitalized and adequately capitalized as of December 31, 2012 and 2011, respectively. Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the Federal Deposit Insurance Corporation (“FDIC”) prior to accepting or renewing brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

NOTE 17—CAPITAL ADEQUACY (Continued)

The Bank had a Memorandum of Understanding (“MoU”) with the FDIC and the Florida Office of Financial Regulation (“OFR”) that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%. Recently, on July 13, 2012, the 2008 MoU was replaced by a new MoU (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%. The Bank met the minimum capital requirements of the 2012 MoU as of December 31, 2012, when the Bank had total risk-based capital of 12.70% and Tier 1 leverage capital of 8.29%, as compared to total risk-based capital of 9.85% and Tier 1 leverage capital of 6.88% as of December 31, 2011, when the Bank did not meet these requirements, or the requirements of the 2008 MoU.

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.

The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total capital to risk-weighted assets of at least 8.00%, at least half of which must be Tier 1 capital. As of December 31, 2012 and 2011, Bancorp met these requirements.

The following table presents the capital ratios and related information for the Company and the Bank as of December 31, 2012 and 2011, respectively.

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2012
Total capital to risk-weighted assets:
Consolidated	$52,194	13.02%	$32,080	8.00%	N/A	N/A
Bank	50,860	12.70	32,047	8.00	$40,058	10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	41,625	10.38	16,040	4.00	N/A	N/A
Bank	45,665	11.40	16,023	4.00	24,035	6.00
Tier 1 (Core) capital to average assets:
Consolidated	41,625	7.54	22,086	4.00	N/A	N/A
Bank	45,665	8.29	22,021	4.00	27,527	5.00

	Actual		For Capital Adequacy Purposes		Minimum To Be Adequately Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total capital to risk-weighted assets:
Consolidated	$45,312	9.63%	$37,645	8.00%	N/A	N/A
Bank	46,119	9.85	37,466	8.00	$37,466	8.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	31,679	6.73	18,822	4.00	N/A	N/A
Bank	40,176	8.58	18,733	4.00	18,733	4.00
Tier 1 (Core) capital to average assets:
Consolidated	31,679	5.38	23,551	4.00	N/A	N/A
Bank	40,176	6.88	23,367	4.00	23,367	4.00

NOTE 17—CAPITAL ADEQUACY (Continued)

Dividends and Distributions

Dividends received from the Bank historically have been Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt. Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders. Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings. Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the Bank’s regulators. The Bank has not paid dividends since October 2009 and cannot currently pay dividends. Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies. Bancorp has relied upon revolving loan agreements with certain of its directors and other related parties to pay its expenses during such time. As of December 31, 2012 and 2011, respectively, there were $1,800 and $1,000 remaining funds available under this line of credit.

NOTE 18—BENEFIT PLANS

Profit Sharing Plan

The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain length-of-service requirements. The plan allows contributions by employees up to 15% of their compensation, which are matched equal to 100% of the first 2.5%, 2.0%, and 4.5% of the compensation contributed for the years ended December 31, 2012, 2011 and 2010, respectively. Plan-related expenses for the years ended December 31, 2012, 2011 and 2010 were $88, $72, and $133, respectively.

Directors’ Stock Purchase Plan

Following approval by the shareholders at the 2003 Annual Meeting, the Company established the Directors’ Stock Purchase Plan for nonemployee directors. Under this plan, directors may elect to receive shares of the Company’s common stock as an alternative to the equivalent amounts of cash for directors’ fees. A total of 100,000 shares of the Company’s common stock were made available for issuance, all of which remained available for issuance as of December 31, 2012 and 2011, respectively, as all transactions executed to-date have been open market purchases. Effective July 1, 2010, nonemployee directors agreed to a cash-only compensation plan for payment of director fees. The Company’s expense in connection with this plan was $0, $0, and $54 for the years ended December 31, 2012, 2011 and 2010, respectively, which is included in director fees in the accompanying consolidated statements of operations.

NOTE 19—SHARE-BASED COMPENSATION

On April 25, 2006, Bancorp’s shareholders approved the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). Under the 2006 Plan, up to 20,000 shares of Bancorp’s common stock were made available for issuance for awards in the form of incentive stock options, restricted stock, restricted stock units, performance grants or stock appreciation rights.

The 2006 Plan was a new plan and did not supersede the Company’s original stock option plan, adopted by the Company’s shareholders on April 26, 2000, which continues to govern awards made under it. Under the Company’s original stock option plan, options to buy stock were granted to eligible directors, officers and employees. No awards have been made under the 2006 Plan since its expiration on September 21, 2009. However, awards made prior to expiration may extend beyond such date.

NOTE 19—SHARE-BASED COMPENSATION (Continued)

On April 29, 2008, the shareholders approved an amendment and restatement of the 2006 Plan (the “Restated 2006 Plan”). Under the Restated 2006 Plan, an aggregate of 70,000 shares of Bancorp common stock were reserved for issuance. In addition, no more than 15,000 shares may be allocated to incentive awards, including the maximum shares payable under a performance grant, that are granted during any single taxable year to any individual participant who is an employee of Bancorp or any subsidiary thereof.

On April 27, 2010, the shareholders approved the first amendment to the Restated 2006 Plan. Under this amendment, an aggregate of 180,000 shares of Bancorp common stock were reserved for issuance. Additionally, the 15,000 share limitation discussed above was eliminated. As of December 31, 2012, a plan limitation on performance grants issued within one fiscal year exists in the amount of $500. As of the years ended December 31, 2012, 2011 and 2010, options available to be issued under the Restated 2006 Plan, as amended, were 49,505, 47,316, and 51,199, respectively.

Stock options are granted under the Amended and Restated 2006 Plan with an exercise price equal to or greater than the stock fair market value at the date of grant. Stock options granted prior to 2009 had ten-year lives, while those granted during the year ended December 31, 2009, and thereafter, had five-year lives. All stock options granted have generally contained vesting terms of three to five years. Historically, certain grants have been made that vest immediately. Common stock issued upon exercise of stock options are treated as newly-issued shares.

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

The fair value of options granted during the years ended December 31, 2012, 2011 and 2010, respectively, was determined using the following weighted-average assumptions as of the grant date:

	2012	2011	2010
Risk-free interest rate	0.26%	0.99%	1.99%
Expected term	5.0 years	5.0 years	4.5 years
Expected stock price volatility	45.49%	38.57%	37.63%
Dividend yield	0.00%	0.00%	0.00%

NOTE 19—SHARE-BASED COMPENSATION (Continued)

The following table presents the activity in the stock option plans for the years ended December 31, 2012 and 2011:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	190,000	$13.81	—	$—
Granted	60,000	10.00	—	—
Exercised	—	—	—	—
Forfeited	(26,250)	10.00	—	—
Expired	—	—	—	—

Outstanding as of December 31, 2011	223,750	$13.24	—	$—
Granted	40,000	7.00	—	—
Exercised	—	—	—	—
Forfeited	(91,500)	11.54	—	—
Expired	—	—	—	—

Outstanding as of December 31, 2012	172,250	$12.69	2.45	$—

Vested or expected to vest	156,276	$13.09	2.34	$—

Exercisable	100,875	$15.48	1.65	$—

Additional information related to the stock option plans during each of the past three years was as follows:

	2012	2011	2010
Intrinsic value of options exercised	N/A	N/A	N/A
Cash received from option exercises	N/A	N/A	N/A
Tax benefit realized from option exercises	N/A	N/A	N/A
Weighted average fair value of options granted	$0.45	$0.65	$1.97

Total share-based compensation costs that have been charged against income for the years ended December 31, 2012, 2011 and 2010 were $47, $76 and $96, respectively. As of December 31, 2012, there was $59 of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized over a remaining weighted average period of 1.88 years.

The following table presents restricted stock activity during years ended December 31, 2012 and 2011:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2010	3,949	$13.24
Granted	1,990	6.35
Vested and distributed	(1,013)	23.05
Forfeited	(530)	9.85

Balance as of December 31, 2011	4,396	$8.27
Granted	2,363	2.30
Vested and distributed	(1,058)	9.30
Forfeited	(1,283)	7.48

Balance as of December 31, 2012	4,418	$5.06

NOTE 19—SHARE-BASED COMPENSATION (Continued)

The fair value of the shares vested was $2.34 and $6.50 per share as of December 31, 2012 and 2011, respectively. As of December 31, 2012, there was $9 of total unrecognized compensation cost related to unvested restricted stock awards granted. This unrecognized cost is expected to be recognized over a remaining weighted average period of 1.75 years.

During the year ended December 31, 2012, the Company executed employment contracts with two of its executive officers, Stephen C. Green, President and Chief Executive Officer, and Margaret A. Incandela, Executive Vice President, Chief Operating Officer and Chief Credit Officer, with contemplated equity awards in the form of stock options and/or restricted stock, subject to certain conditions. These conditions included, among other things, (i) the completion and size of the Private Placement and (ii) approval by shareholders of an amendment to the Restated 2006 Plan to increase the number of shares of common stock available for issuance and eliminate certain minimum vesting conditions for awards of restricted stock and restricted stock units. These contemplated equity awards are also subject to approval by the compensation committee of the Board. As of December 31, 2012, all of the conditions had not been met, and therefore, the contemplated equity awards were not granted under the Restated 2006 Plan, as amended. In accordance with their respective executive employment agreements with the Company, Mr. Green and Ms. Incandela are entitled to receive stock options and/or restricted stock in an amount equal to 2,000,000 and 1,500,000 shares of common stock, respectively.

NOTE 20—INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 was as follows:

(Dollars in thousands)	2012	2011	2010
Current federal	$—	$476	$(897)
Current state	—	82	(265)
Valuation allowance – federal	12,683	3,859	(62)
Valuation allowance – state	1,420	661	(11)
Deferred federal	(12,832)	1,449	(3,911)
Deferred state	(1,444)	247	(670)

Total income tax expense (benefit)	$(173)	$6,774	$(5,816)

Effective tax rates differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

(Dollars in thousands)	2012	2011	2010
Federal statutory rate times financial statement income	$(14,695)	$(5,877)	$(5,868)
Effect of:
Goodwill impairment	1,066	3,794	—
Tax-exempt income	(326)	(341)	(231)
Reorganization costs	214	—	—
Valuation allowance	12,743	4,083	(66)
State taxes, net of federal benefit	(16)	653	(624)
Merger-related costs	—	—	271
Section 382 limitation	783	4,414	437
Other, net	58	48	265

Income tax (benefit) expense	$(173)	$6,774	$(5,816)

NOTE 20—INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

(Dollars in thousands)	2012	2011
Deferred tax assets:
Allowance for loan losses	$6,734	$3,977
Write-downs on other real estate owned	512	1,048
Fair value adjustments related to business combination	3,198	5,562
Losses limited under Section 382	4,503	4,503
State and federal net operating loss carryforwards	16,076	1,959
AMT Credit	806	806
Unrealized loss on derivative	487	433
Other	433	279

Total	$32,749	$18,567
Deferred tax liabilities
Depreciation	$425	$373
Unrealized gain on securities available-for-sale	1,338	1,108
Core deposit intangible	474	667
Fair value adjustments related to business combination	604	573
Other	64	103

Total	$2,905	$2,824
Valuation Allowance	(29,844)	(15,743)

Deferred tax asset, net	$—	$—

The Company recorded a full valuation allowance against its deferred tax asset for assets that more-likely-than-not will not be realized as of December 31, 2012 and 2011, respectively. This decision was primarily based on an evaluation of available positive and negative evidence. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and, therefore, recorded as a benefit, the Company conducts a quarterly assessment of all available information. This information includes, but is not limited to, taxable income in prior periods and projected future income.

The deferred tax asset associated with net operating loss carryforwards will begin to expire in 2029. Our ability to benefit from the losses incurred is limited under Section 382 as ownership of the Company changed by more than 50% in 2010.

As of December 31, 2012, the Company has no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties related to unrecognized tax benefits recorded in the consolidated statements of operations or accrued for the year ended December 31, 2012.

As of December 31, 2012, the Company had a net operating loss carry-forward of approximately $46,491 for U.S. federal income tax purposes that will begin to expire in 2029 and a net operating loss carry-forward of approximately $51,760 for the State of Florida income tax purposes that will begin to expire in 2028. The Company has written off the benefit that will not be realized related to these net operating losses. The remaining utilizable amounts as of year-end were federal net operating losses of $42,692 and Florida net operating losses of $42,998.

The Company’s income tax returns are subject to examination by taxing authorities for all years after 2008.

NOTE 21—EARNINGS PER SHARE

The factors used in the computation of earnings per share for the years ended December 31, 2012, 2011 and 2010 were as follows:

(Dollars in thousands, except share and per share amounts)	2012	2011	2010
Net loss	$(43,048)	$(24,059)	$(11,442)

Weighted average common shares outstanding:
Basic shares	5,890,432	5,889,439	2,256,750
Assumed exercise of stock options(1)	—	—	—
Assumed conversion of the Series A Preferred Stock(2)	—	—	—

Diluted shares	5,890,432	5,889,439	2,256,750

Loss per common share:
Basic	$(7.31)	$(4.09)	$(5.07)

Diluted	$(7.31)	$(4.09)	$(5.07)

(1)	Anti-dilutive options outstanding were 176,668, 225,906 and 161,269 as of December 31, 2012, 2011 and 2010, respectively.
(2)

Based on the initial conversion price of the $0.50 per share, anti-dilutive shares related to the conversion of the Series A Preferred Stock were 100,000,000 as of December 31, 2012. No anti-dilutive shares were outstanding as of December 31, 2011 and 2010, respectively.

Due to the fact that the Company had a year-to-date net loss for the years ended December 31, 2012, 2011 and 2010, all potential common shares were excluded from the calculation of diluted earnings per share as they would have had an anti-dilutive effect for each period presented.

In accordance with U.S. GAAP, the Series A Preferred Stock was deemed to include a beneficial conversion feature with an intrinsic value of $0.31 per share for a total discount of $31,464. On the date of conversion, the discount due to the beneficial conversion feature will be recognized as an implied preferred stock dividend. This non-cash implied dividend will decrease retained earnings and will decrease net income, or conversely increase net loss, available to common shareholders in the earnings per share calculation.

NOTE 22—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following tables present the condensed financial information of Bancorp as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010.

CONDENSED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

(Dollars in thousands)

	2012	2011
ASSETS
Cash and cash equivalents	$4,356	$1,856
Investment in banking subsidiaries	49,143	45,738
Other assets	284	2,102

Total assets	$53,783	$49,696

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debt	16,090	16,026
Accrued expenses and other liabilities	4,117	4,326

Total liabilities	$20,207	$20,352
Total shareholders’ equity	33,576	29,344

Total liabilities and shareholders’ equity	$53,783	$49,696

CONDENSED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands)

	2012	2011	2010
Other income	$19	$16	$(34)
Interest expense	(1,144)	(1,066)	(770)
Other expense	(2,766)	(4,076)	(659)
Merger related costs	—	(49)	(1,032)

Loss before income tax benefit and undistributed subsidiary income	(3,891)	(5,175)	(2,495)
Income tax expense (benefit)	1,180	(142)	(908)
Equity in undistributed subsidiary income	(37,977)	(19,026)	(9,855)

Net loss	$(43,048)	$(24,059)	$(11,442)

NOTE 22—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in thousands)

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(43,048)	$(24,059)	$(11,442)
Adjustments to reconcile net loss to net cash from operating activities:
Equity in undistributed subsidiary income	37,977	19,026	9,855
Amortization	63	64	8
Share-based compensation	47	76	118
Change in other assets	2,165	3,141	282
Change in other liabilities	156	233	(80)

Net cash used in operating activities	(2,640)	(1,519)	(1,259)
Cash flows from investing activities:
Investment in subsidiaries	(41,000)	(324)	(35,197)

Net cash used in investing activities	(41,000)	(324)	(35,197)
Cash flows from financing activities:
Proceeds from issuance of preferred stock	45,140	—	—
Proceeds from issuance of common stock	—	—	34,689
Proceeds from related party transactions	1,000	2,200	800
Purchase of treasury stock	—	—	(21)

Net cash from financing activities	46,140	2,200	35,468

Net change in cash and cash equivalents	2,500	357	(988)
Cash and cash equivalents at beginning of period	1,856	1,499	2,487

Cash and cash equivalents at end of period	$4,356	$1,856	$1,499

NOTE 23—SUBSEQUENT EVENTS

NASDAQ Listing

As of December 31, 2012, the Company’s common stock was listed on the NASDAQ Global Market tier of the NASDAQ Stock Market. NASDAQ imposes listing standards that a company must meet to maintain the listing of its securities on the NASDAQ Global Market. One of these standards is the minimum Market Value of Publicly Held Shares (“MVPHS”) requirement under NASDAQ Listing Rule 5450(b)(1), which requires a minimum MVPHS of $5,000. On July 26, 2012, the Company received notice from the Listing Qualifications staff of the NASDAQ Stock Market stating that the Company no longer complied with the minimum MVPHS requirement for continued listing on the NASDAQ Global Market based on the closing bid price of the Company’s common stock for the 30 consecutive business days prior to the date of the notice. The Company was provided a grace period of 180 days, or until January 22, 2013, to regain compliance with the minimum MVPHS rule by maintaining an MVPHS of $5,000 or more for at least ten consecutive business days. In order to regain compliance with NASDAQ continued listing standards, the Company applied for transfer of the listing of its common stock to the NASDAQ Capital Market, which requires a minimum MVPHS of $1,000. On January 24, 2013, the Company received approval from the NASDAQ Stock Market to transfer the listing of its common stock from the NASDAQ Global Market to the NASDAQ Capital Market. The transfer was effective at the opening of business on January 29, 2013. The NASDAQ Capital Market operates in substantially the same manner as the NASDAQ Global Market. The Company’s common stock continues to trade under the symbol “JAXB.”

NOTE 23—SUBSEQUENT EVENTS (Continued)

Conversion of Series A Preferred Stock

On February 18, 2013, the Company received shareholder approvals to amend its Amended and Restated Articles of Incorporation to (i) increase the number of authorized shares of the Company’s common stock to 400,000,000, and (ii) authorize 100,000,000 shares of a new class of nonvoting common stock, par value $0.01 per share (the “Capital Amendment”). On the same date, the Company also received shareholder approval to issue an aggregate of 100,000,000 shares of its common stock and nonvoting common stock in the conversion of the 50,000 outstanding shares of the Company’s Series A Preferred Stock.

On February 19, 2013, the Company filed the Capital Amendment with the Florida Secretary of State, and on the same date, all of the outstanding shares of the Company’s Series A Preferred Stock automatically converted into an aggregate of 47,640,000 shares of common stock and 52,360,000 shares of nonvoting common stock (the “Conversion”). The Conversion was based on a conversion price of $0.50 per share and a conversion rate of 2,000 shares of common stock and/or nonvoting common stock for each share of Series A Preferred Stock outstanding. As a result of the conversion, no shares of the Series A Preferred Stock remain outstanding and an aggregate of 53,530,880 shares of common stock and 52,360,000 shares of nonvoting common stock were outstanding immediately following the Conversion.

Other than voting rights, the common stock and nonvoting common stock have the same rights and privileges, share ratably in all assets of the Company upon its liquidation, dissolution or winding-up, will be entitled to receive dividends in the same amount per share and at the same time when, as and if declared by Bancorp’s Board of Directors, and are identical in all other respects as to all other matters (other than voting). Holders of the nonvoting common stock are not entitled to vote except as required by the Florida Business Corporation Act. In addition, holders of the nonvoting common stock have no cumulative voting rights or preemptive rights (other than the limited contractual preemptive rights of certain shareholders) to purchase or subscribe for any additional shares of common stock or nonvoting common stock or other securities, and there are no redemption or sinking fund provisions with respect to the nonvoting common stock.

As provided in the Capital Amendment, each share of nonvoting common stock will automatically convert into one share of common stock in the event of a “permitted transfer” to a transferee. A “permitted transfer” is a transfer of nonvoting common stock (i) in a widespread public distribution, (ii) in which no transferee (or group of associated transferees) would receive 2% or more of any class of voting securities of the Company, or (iii) to a transferee that would control more than 50% of the voting securities of the Company without any transfer from such holder of nonvoting common stock.

As a result of the Conversion and in accordance with U.S. GAAP, the full balance of the discount due to the beneficial conversion feature recognized with the issuance of the Series A Preferred Stock was transferred from common stock to preferred stock and recognized as an implied preferred stock dividend. This non-cash implied dividend decreased retained earnings and will decrease net income, or conversely increase net loss, available to shareholders in the earnings per share calculation during the year ended December 31, 2013.

Amendment to the Stock Incentive Plan

On February 18, 2013, shareholders approved an amendment to the Restated 2006 Plan, as amended, to increase the number of shares of common stock available for issuance from 180,000 to 7,000,000, and to eliminate certain minimum vesting conditions for awards of restricted stock and restricted stock units. This amendment was approved in conjunction with the contemplated equity awards agreed upon in the executive employment agreements for Stephen C. Green and Margaret A. Incandela. As of the filing date of this report, the contemplated equity awards had not been granted.

NOTE 23—SUBSEQUENT EVENTS (Continued)

Subordinated Debentures

During the year ended December 31, 2012, the Company exercised its contractual right to defer interest payments with respect to all of the outstanding trust preferred securities. Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty. Subsequent to their deferral, these payments were periodically evaluated and were reinstated as of March 15, 2013. Previously deferred payments were paid in full as of the same date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Based upon management’s evaluation of those controls and procedures for the year ended December 31, 2012, the Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based upon the evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report in this Annual Report.

(c) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.

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

Amendment to Bylaws

On March 21, 2013, the Board amended the Company’s Amended and Restated Bylaws (the “Bylaws”) to change the voting standard for an election of directors from a plurality to a majority of votes cast in uncontested elections. A majority of votes cast means that the number of shares voted “for” a director exceeds the number of shares voted “against” the director. In contested elections, where the number of director nominees exceeds the number of directors to be elected, the voting standard will continue to be a plurality of votes cast. Under the Bylaws, as amended, if an incumbent director is not reelected, the director is required to promptly offer his or her resignation to the Board, and within 90 days following the certification of the election results, the Board is required to accept the resignation. The preceding description of the amendment to the Bylaws is qualified in its entirety by reference to the amendment, a copy of which has been filed as Exhibit 3.2a to this Annual Report on Form 10-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and executive officers contained under the captions “Proposal 1: Election of Directors,” “Board of Directors, Governance and Committees,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

We have adopted a code of ethics which is applicable to our principal executive officers, principal financial officer, principal accounting officer or controller or persons performing similar functions. The full text of our Code of Ethics is available on our website (www.jaxbank.com).

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation” in our Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Security Ownership of Directors and Officers and Certain Beneficial Owners” and “Equity Compensation Plans Information” in our Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Board of Directors, Governance and Committees” in our Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Principal Accountant Fees and Services” and “Board of Directors, Governance and Committees—Audit Committee Pre-Approval Policies and Procedures” in our Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger by and between Atlantic BancGroup, Inc. and Jacksonville Bancorp, Inc., dated as of May 10, 2010 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248). Jacksonville Bancorp, Inc. agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.

2.1a	First Amendment to Agreement and Plan of Merger by and between Atlantic BancGroup, Inc. and Jacksonville Bancorp, Inc., dated as of September 20, 2010 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on September 20, 2010, File No. 000-30248).

3.1	Amended and Restated Articles of Incorporation of Jacksonville Bancorp, Inc., as amended through September 27, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on November 14, 2012, File No. 000-30248).

3.1a	Articles of Amendment to the Amended and Restated Articles of Incorporation Designating Series B Preferred Stock, effective as of December 27, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

3.1b	Articles of Amendment to the Amended and Restated Articles of Incorporation Designating Series A Preferred Stock, effective as of December 27, 2012 (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

3.1c	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of February 19, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 20, 2013, File No. 000-30248).

3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on November 17, 2010, File No. 000-30248).

3.2a	First Amendment to Amended and Restated Bylaws of Jacksonville Bancorp, Inc., effective as of March 21, 2013.*

4.1	Specimen Common Stock Certificate of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.0 of the Registrant’s Registration Statement on Form SB-2 filed on September 30, 1998, File No. 333-64815).

4.2	Form of Capital Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

4.3	Form of Common Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

4.4	Form of Junior Subordinated Debt Security of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

4.5	Indenture between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, dated as of June 20, 2008 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

Exhibit No.	Description of Exhibit

4.6	Amended and Restated Declaration of Trust of Jacksonville Bancorp, Inc. Statutory Trust III by and among Jacksonville Bancorp, Inc., as sponsor, Wells Fargo Delaware Trust Company, as Delaware trustee, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein, dated as of June 20, 2008 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

4.7	Guarantee Agreement by and between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as trustee, dated as of June 20, 2008 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30428).

10.1	Jacksonville Bancorp, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on November 9, 1999, File No. 333-90609).†

10.1a	Amendment No. 1 to Stock Option Plan (incorporated herein by reference herein to Exhibit 10.2 of the Registrant’s Form 10-QSB filed on August 14, 2002, File No. 000-30248).†

10.2	Jacksonville Bancorp, Inc., Directors’ Stock Purchase Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2003, File No. 000-30248).†

10.3	2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2008, File No. 000-30248).†

10.3a	First Amendment to the 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010, File No. 000-30248).†

10.3b	Second Amendment to the 2008 Amendment and Restatement of the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed on February 22, 2013, File No. 333-186814).†

10.4	Outsourcing Agreement by and between The Jacksonville Bank and Marshall & Ilsley Corporation, acting through its division M & I Data Services, dated as of May 13, 1998 (now known as FIS) (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form SB-2/A filed on January 5, 1999, File No. 333-64815).

10.5	Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004, File No. 000-30248).

10.5a	Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-QSB filed on November 15, 2004, File No. 000-30248).

10.5b	Second Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004, File No. 000-30248).

10.6	Lease Agreement between Property Management Support, Inc. and Oceanside Bank, dated as of August 22, 2002 (incorporated herein by reference to Exhibit 10.5 of Atlantic BancGroup, Inc.’s Form 10-KSB filed on March 27, 2003, File No. 001-15061).

10.7	Lease Agreement between Mant Equities, LLC and Oceanside Bank, dated as of September 27, 2000 (incorporated herein by reference to Exhibit 10.4 of Atlantic BancGroup, Inc.’s Form 10-KSB filed on March 27, 2001, File No. 001-15061).

Exhibit No.	Description of Exhibit

10.8	Lease Agreement between The Jacksonville Bank and Baron San Pablo II, LLC, dated as of April 12, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2011, File No. 000-30248).

10.9	Form of Loan Agreement by and between Jacksonville Bancorp, Inc. and each of certain of the directors, their affiliates, entities and family members, dated as of January 1, 2011 (incorporated herein by reference to Exhibit 10.24 of the Registrant’s Form 10-K filed on March 31, 2011, File No. 000-30248).

10.10	Form of Revolving Loan Note of Jacksonville Bancorp, Inc. payable to each of certain of the directors, their affiliates, entities and family members, dated as of January 1, 2011 (incorporated herein by reference to Exhibit 10.25 of the Registrant’s Form 10-K filed on March 31, 2011, File No. 000-30248).

10.11	Form of Loan Agreement by and between Jacksonville Bancorp, Inc. and each of certain of the directors, their affiliates, entities and family members, dated as of September 14, 2011 or October 17, 2011 (incorporated herein by reference to Exhibit 10.26 of the Registrant’s Form 10-K filed on March 30, 2012, File No. 000-30248).

10.12	Form of Revolving Loan Note of Jacksonville Bancorp, Inc. payable to each of certain of the directors, their affiliates, entities and family members, dated as of September 14, 2011 or October 17, 2011 (incorporated herein by reference to Exhibit 10.27 of the Registrant’s Form 10-K filed on March 30, 2012, File No. 000-30248).

10.13	Employment Agreement by and between The Jacksonville Bank and Scott M. Hall (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on May 15, 2009, File No. 000-30248).†

10.13a	First Amendment to the Employment Agreement by and between The Jacksonville Bank and Scott M. Hall (incorporated herein by reference to Exhibit 10.15 of the Registrant’s Form 10-K filed on March 31, 2011, File No. 000-30248).†

10.14	Employment Agreement by and between The Jacksonville Bank and Valerie A. Kendall (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 15, 2009, File No. 000-30248).†

10.14a	First Amendment to the Employment Agreement by and between The Jacksonville Bank and Valerie A. Kendall (incorporated herein by reference to Exhibit 10.17 of the Registrant’s Form 10-K filed on March 31, 2011, File No. 000-30248).†

10.15	Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A filed on August 2, 2012, File No. 000-30248).†

10.15a	Amendment No. 1 to the Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).†

10.16	Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Margaret A. Incandela (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A filed on September 7, 2012, File No. 000-30248).†

10.17	Agreement and General Release among Jacksonville Bancorp, Inc., The Jacksonville Bank and Price W. Schwenck (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 6, 2012, File No. 000-30248).†

Exhibit No.	Description of Exhibit

10.18	Stockholders Agreement by and between Jacksonville Bancorp, Inc., Atlantic BancGroup, Inc. and each of the directors of Atlantic BancGroup, Inc., dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.19	Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the other investors named therein, dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.19a	Amendment No. 1 to Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the investors named therein, dated as of September 20, 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 20, 2010, File No. 000-30248).

10.20	Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein, dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.21	Subscription Agreement by and between Jacksonville Bancorp, Inc. and CapGen Capital Group IV LP, dated as of September 27, 2012 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 28, 2012, File No. 000-30248).

10.22	Exchange Agreement by and between Jacksonville Bancorp, Inc. and CapGen Capital Group IV LP, dated as of September 27, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on September 28, 2012, File No. 000-30248).

10.22a	Amended and Restated Exchange Agreement by and between Jacksonville Bancorp, Inc. and CapGen Capital Group IV LP, dated as of December 31, 2012 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

10.23	Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the other investors to be named therein, dated as of August 22, 2012 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed August 27, 2012, File No. 000-30248).

10.23a	Amended and Restated Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and each of the other investors named therein, dated as of December 31, 2012 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

10.24	Form of Subscription Agreement by and between Jacksonville Bancorp, Inc. and each of certain of its executive officers, directors or other related parties (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

10.25	Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein, dated as of August 22, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed August 27, 2012, File No. 000-30248).

10.25a	Amended and Restated Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein, dated as of December 31, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

10.26	Form of Asset Purchase Agreement (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

Exhibit No.	Description of Exhibit

21.1	Subsidiaries of Jacksonville Bancorp, Inc.*

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

31.2	Certification of Chief Operating Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

31.3	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

32.1	Certification of Chief Executive Officer (principal executive officer), Chief Operating Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document(1)*

101.SCH	XBRL Schema Document(1)*

101.CAL	XBRL Calculation Linkbase Document(1)*

101.DEF	XBRL Definition Linkbase Document(1)*

101.LAB	XBRL Label Linkbase Document(1)*

101.PRE	XBRL Presentation Linkbase Document(1)*

(1)	These interactive data files will not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.
*	Included herewith.
†	Identifies management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Dated: March 26, 2013	By:	/s/ STEPHEN C. GREEN
Stephen C. Green
President and Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ STEPHEN C. GREEN Stephen C. Green	President and Chief Executive Officer and Director (Principal executive officer)	March 26, 2013

/s/ MARGARET A. INCANDELA Margaret A. Incandela	Executive Vice President, Chief Operating Officer and Chief Credit Officer (Principal executive officer)	March 26, 2013

/s/ VALERIE A. KENDALL Valerie A. Kendall	Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)	March 26, 2013

/s/ DONALD F. GLISSON, JR. Donald F. Glisson, Jr.	Director	March 26, 2013

/s/ JAMES M. HEALEY James M. Healey	Director	March 26, 2013

/s/ JOHN W. ROSE John W. Rose	Director	March 26, 2013

/s/ PRICE W. SCHWENCK Price W. Schwenck	Director	March 26, 2013

/s/ CHARLES F. SPENCER Charles F. Spencer	Director	March 26, 2013

/s/ JOHN P. SULLIVAN John P. Sullivan	Director	March 26, 2013

/s/ GARY L. WINFIELD, M.D. Gary L. Winfield, M.D.	Chairman of the Board of Directors	March 26, 2013

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger by and between Atlantic BancGroup, Inc. and Jacksonville Bancorp, Inc., dated as of May 10, 2010 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248). Jacksonville Bancorp, Inc. agrees to furnish supplementally a copy of any omitted schedules to the Securities and Exchange Commission upon request.

2.1a	First Amendment to Agreement and Plan of Merger by and between Atlantic BancGroup, Inc. and Jacksonville Bancorp, Inc., dated as of September 20, 2010 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on September 20, 2010, File No. 000-30248).

3.1	Amended and Restated Articles of Incorporation of Jacksonville Bancorp, Inc., as amended through September 27, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on November 14, 2012, File No. 000-30248).

3.1a	Articles of Amendment to the Amended and Restated Articles of Incorporation Designating Series B Preferred Stock, effective as of December 27, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

3.1b	Articles of Amendment to the Amended and Restated Articles of Incorporation Designating Series A Preferred Stock, effective as of December 27, 2012 (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

3.1c	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of February 19, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 20, 2013, File No. 000-30248).

3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on November 17, 2010, File No. 000-30248).

3.2a	First Amendment to Amended and Restated Bylaws of Jacksonville Bancorp, Inc., effective as of March 21, 2013.*

4.1	Specimen Common Stock Certificate of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.0 of the Registrant’s Registration Statement on Form SB-2 filed on September 30, 1998, File No. 333-64815).

4.2	Form of Capital Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

4.3	Form of Common Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

4.4	Form of Junior Subordinated Debt Security of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

4.5	Indenture between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, dated as of June 20, 2008 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

4.6	Amended and Restated Declaration of Trust of Jacksonville Bancorp, Inc. Statutory Trust III by and among Jacksonville Bancorp, Inc., as sponsor, Wells Fargo Delaware Trust Company, as Delaware trustee, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein, dated as of June 20, 2008 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).

Exhibit No.	Description of Exhibit

4.7	Guarantee Agreement by and between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as trustee, dated as of June 20, 2008 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30428).

10.1	Jacksonville Bancorp, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on November 9, 1999, File No. 333-90609).†

10.1a	Amendment No. 1 to Stock Option Plan (incorporated herein by reference herein to Exhibit 10.2 of the Registrant’s Form 10-QSB filed on August 14, 2002, File No. 000-30248).†

10.2	Jacksonville Bancorp, Inc., Directors’ Stock Purchase Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2003, File No. 000-30248).†

10.3	2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2008, File No. 000-30248).†

10.3a	First Amendment to the 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010, File No. 000-30248).†

10.3b	Second Amendment to the 2008 Amendment and Restatement of the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed on February 22, 2013, File No. 333-186814).†

10.4	Outsourcing Agreement by and between The Jacksonville Bank and Marshall & Ilsley Corporation, acting through its division M & I Data Services, dated as of May 13, 1998 (now known as FIS) (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form SB-2/A filed on January 5, 1999, File No. 333-64815).

10.5	Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004, File No. 000-30248).

10.5a	Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-QSB filed on November 15, 2004, File No. 000-30248).

10.5b	Second Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004, File No. 000-30248).

10.6	Lease Agreement between Property Management Support, Inc. and Oceanside Bank, dated as of August 22, 2002 (incorporated herein by reference to Exhibit 10.5 of Atlantic BancGroup, Inc.’s Form 10-KSB filed on March 27, 2003, File No. 001-15061).

10.7	Lease Agreement between Mant Equities, LLC and Oceanside Bank, dated as of September 27, 2000 (incorporated herein by reference to Exhibit 10.4 of Atlantic BancGroup, Inc.’s Form 10-KSB filed on March 27, 2001, File No. 001-15061).

10.8	Lease Agreement between The Jacksonville Bank and Baron San Pablo II, LLC, dated as of April 12, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2011, File No. 000-30248).

Exhibit No.	Description of Exhibit

10.9	Form of Loan Agreement by and between Jacksonville Bancorp, Inc. and each of certain of the directors, their affiliates, entities and family members, dated as of January 1, 2011 (incorporated herein by reference to Exhibit 10.24 of the Registrant’s Form 10-K filed on March 31, 2011, File No. 000-30248).

10.10	Form of Revolving Loan Note of Jacksonville Bancorp, Inc. payable to each of certain of the directors, their affiliates, entities and family members, dated as of January 1, 2011 (incorporated herein by reference to Exhibit 10.25 of the Registrant’s Form 10-K filed on March 31, 2011, File No. 000-30248).

10.11	Form of Loan Agreement by and between Jacksonville Bancorp, Inc. and each of certain of the directors, their affiliates, entities and family members, dated as of September 14, 2011 or October 17, 2011 (incorporated herein by reference to Exhibit 10.26 of the Registrant’s Form 10-K filed on March 30, 2012, File No. 000-30248).

10.12	Form of Revolving Loan Note of Jacksonville Bancorp, Inc. payable to each of certain of the directors, their affiliates, entities and family members, dated as of September 14, 2011 or October 17, 2011 (incorporated herein by reference to Exhibit 10.27 of the Registrant’s Form 10-K filed on March 30, 2012, File No. 000-30248).

10.13	Employment Agreement by and between The Jacksonville Bank and Scott M. Hall (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on May 15, 2009, File No. 000-30248).†

10.13a	First Amendment to the Employment Agreement by and between The Jacksonville Bank and Scott M. Hall (incorporated herein by reference to Exhibit 10.15 of the Registrant’s Form 10-K filed on March 31, 2011, File No. 000-30248).†

10.14	Employment Agreement by and between The Jacksonville Bank and Valerie A. Kendall (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 15, 2009, File No. 000-30248).†

10.14a	First Amendment to the Employment Agreement by and between The Jacksonville Bank and Valerie A. Kendall (incorporated herein by reference to Exhibit 10.17 of the Registrant’s Form 10-K filed on March 31, 2011, File No. 000-30248).†

10.15	Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A filed on August 2, 2012, File No. 000-30248).†

10.15a	Amendment No. 1 to the Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).†

10.16	Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Margaret A. Incandela (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A filed on September 7, 2012, File No. 000-30248).†

10.17	Agreement and General Release among Jacksonville Bancorp, Inc., The Jacksonville Bank and Price W. Schwenck (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 6, 2012, File No. 000-30248).†

10.18	Stockholders Agreement by and between Jacksonville Bancorp, Inc., Atlantic BancGroup, Inc. and each of the directors of Atlantic BancGroup, Inc., dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

Exhibit No.	Description of Exhibit

10.19	Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the other investors named therein, dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.19a	Amendment No. 1 to Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the investors named therein, dated as of September 20, 2010 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 20, 2010, File No. 000-30248).

10.20	Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein, dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.21	Subscription Agreement by and between Jacksonville Bancorp, Inc. and CapGen Capital Group IV LP, dated as of September 27, 2012 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 28, 2012, File No. 000-30248).

10.22	Exchange Agreement by and between Jacksonville Bancorp, Inc. and CapGen Capital Group IV LP, dated as of September 27, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on September 28, 2012, File No. 000-30248).

10.22a	Amended and Restated Exchange Agreement by and between Jacksonville Bancorp, Inc. and CapGen Capital Group IV LP, dated as of December 31, 2012 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

10.23	Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and the other investors to be named therein, dated as of August 22, 2012 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed August 27, 2012, File No. 000-30248).

10.23a	Amended and Restated Stock Purchase Agreement by and among Jacksonville Bancorp, Inc., CapGen Capital Group IV LP and each of the other investors named therein, dated as of December 31, 2012 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

10.24	Form of Subscription Agreement by and between Jacksonville Bancorp, Inc. and each of certain of its executive officers, directors or other related parties (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

10.25	Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein, dated as of August 22, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed August 27, 2012, File No. 000-30248).

10.25a	Amended and Restated Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein, dated as of December 31, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

10.26	Form of Asset Purchase Agreement (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

21.1	Subsidiaries of Jacksonville Bancorp, Inc.*

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No.	Description of Exhibit

31.2	Certification of Chief Operating Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

31.3	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

32.1	Certification of Chief Executive Officer (principal executive officer), Chief Operating Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document(1)*

101.SCH	XBRL Schema Document(1)*

101.CAL	XBRL Calculation Linkbase Document(1)*

101.DEF	XBRL Definition Linkbase Document(1)*

101.LAB	XBRL Label Linkbase Document(1)*

101.PRE	XBRL Presentation Linkbase Document(1)*

(1)	These interactive data files will not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.
*	Included herewith.
†	Identifies management contracts or compensatory plans or arrangements.