Form 10-Q
period 2013-03-31
JACKSONVILLE BANCORP INC /FL/
filed 2013-05-09
CIK 1071264

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of April 30, 2013, the latest practicable date, there were 53,530,880 shares of the Registrant’s common stock outstanding and 52,360,000 shares of the Registrant’s nonvoting common stock outstanding.

JACKSONVILLE BANCORP, INC.

JACKSONVILLE BANCORP, INC.

SPECIAL CAUTIONARY NOTICE REGARDING

FORWARD-LOOKING STATEMENTS

Various of the statements contained in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2012, Current Reports on Form 8-K, and reports to shareholders are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Forward-looking statements include statements with respect to management’s beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions and future performance, and involve known and unknown risks, uncertainties and other factors, including economic and market conditions, which may be beyond our control, and which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. Management cautions readers not to place undue reliance on any of the Company’s forward-looking statements, which speak only as of the date made. The Company has no obligation to and does not undertake to update, revise, or correct any of these forward-looking statements after the date of this report.

All statements other than statements of historical fact are statements that could be forward-looking statements. Words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “evaluate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future identify forward-looking statements. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

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

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of concentrations in our loan portfolio;

•	our ability to resolve nonperforming assets;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates and valuations; or

•

management’s expectation that the Company’s recapitalization plan and strategic initiatives will have a sustained positive impact on results of operations and compliance with all regulatory agreements and associated requirements.

All forward-looking statements that are made by or attributable to the Company are qualified in their entirety by and should be read in conjunction with this cautionary notice and the risks described or referred to in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2013, and in the Company’s other filings with the SEC.

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Dollars in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Cash and due from financial institutions	$13,745	$14,587
Federal funds sold	10,216	57,492

Cash and cash equivalents	23,961	72,079
Securities available-for-sale	91,262	83,985
Loans, net of allowance for loan losses of $19,820 and $20,198 as of March 31, 2013 and December 31, 2012, respectively	373,169	377,833
Premises and equipment, net	6,870	6,952
Bank-owned life insurance	9,840	9,797
Federal Home Loan Bank stock, at cost	1,579	1,771
Other real estate owned, net	9,920	6,971
Accrued interest receivable	2,000	2,059
Other intangible assets, net	1,153	1,260
Other assets	1,144	2,350

Total assets	$520,898	$565,057

LIABILITIES
Deposits
Noninterest-bearing demand deposits	$89,892	$94,575
Money market, NOW and savings deposits	189,185	198,395
Time deposits	167,158	197,051

Total deposits	446,235	490,021
Loans from related parties	2,200	2,200
Federal Home Loan Bank advances and other borrowings	20,171	20,176
Subordinated debentures	16,106	16,090
Accrued expenses and other liabilities	2,762	2,994

Total liabilities	487,474	531,481

SHAREHOLDERS’ EQUITY
Preferred stock	—	18,536
Common stock, $.01 par value, 53,530,880 and 5,890,880 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	535	59
Nonvoting common stock, $.01 par value, 52,360,000 and no shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	524	—
Additional paid–in capital	132,846	83,834
Retained earnings (deficit)	(101,529)	(70,264)
Accumulated other comprehensive income	1,048	1,411

Total shareholders’ equity	33,424	33,576

Total liabilities and shareholders’ equity	$520,898	$565,057

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Interest and dividend income:
Loans, including fees	$5,879	$6,180
Taxable securities	278	284
Tax-exempt securities	175	190
Federal funds sold and other	30	17

Total interest income	6,362	6,671

Interest expense:
Deposits	799	988
Federal Reserve and other borrowings	74	66
Federal Home Loan Bank advances	53	89
Subordinated debentures	207	213

Total interest expense	1,133	1,356

Net interest income	5,229	5,315
Provision for loan losses	217	72

Net interest income after provision for loan losses	5,012	5,243

Noninterest income:
Service charges on deposit accounts	207	202
Other income	217	235

Total noninterest income	424	437

Noninterest expense:
Salaries and employee benefits	2,047	2,049
Occupancy and equipment	673	578
Regulatory assessments	198	225
Data processing	440	292
Advertising and business development	94	117
Professional fees	472	198
Telephone expense	87	92
Other real estate owned expense	307	377
Other	919	464

Total noninterest expense	5,237	4,392

Income before income taxes	199	1,288
Income tax benefit	—	—

Net income	$199	$1,288

Noncash, implied preferred stock dividend	(31,464)	—

Net (loss) income available to common shareholders	$(31,265)	$1,288

Weighted average common shares outstanding:
Basic shares	51,446,436	5,889,822
Dilutive stock options	627	867

Diluted shares	51,447,063	5,890,689

(Loss) earnings per common share:

Basic	$(0.61)	$0.22

Diluted	$(0.61)	$0.22

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$199	$1,288
Other comprehensive (loss) income:
Change in unrealized holding (losses) gains on available-for-sale securities	(423)	56
Net unrealized derivative gains on cash flow hedge	97	96
Reclassification adjustment for net gains on investments realized in earnings	(37)	—

Other comprehensive (loss) income	(363)	152
Tax effect	—	—

Other comprehensive (loss) income, net of tax effect	(363)	152

Total comprehensive (loss) income	$(164)	$1,440

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)

			Nonvoting				Additional	Retained	Accumulated Other
	Common Stock		Common Stock		Preferred Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Balance as of December 31, 2011	5,889,822	$59	—	$—	—	$—	$55,383	$(27,216)	$1,118	$29,344
Net loss								(43,048)		(43,048)
Other comprehensive income									293	293

Total comprehensive loss										(42,755)
Issuance of common stock	1,058	0					0			0
Issuance of preferred stock, Series B, net					5,000	4,863				4,863
Exchange of preferred stock, Series B, for preferred stock, Series A					—	(4,863)				(4,863)
Issuance of preferred stock, Series A, net					45,000	50,000	(3,060)			46,940
Discount on preferred stock, Series A beneficial conversion feature						(31,464)	31,464			—
Share-based compensation expense							47			47

Balance as of December 31, 2012	5,890,880	$59	—	$—	50,000	$18,536	$83,834	$(70,264)	$1,411	$33,576

Net income								199		199
Other comprehensive loss									(363)	(363)

Total comprehensive loss										(164)
Accretion of discount on preferred stock, Series A						31,464		(31,464)		—
Conversion of preferred stock, Series A, to common stock and nonvoting common stock	47,640,000	476	52,360,000	524	(50,000)	(50,000)	49,000			—
Share-based compensation expense							12			12

Balance as of March 31, 2013	53,530,880	$535	52,360,000	$524	—	$—	$132,846	$(101,529)	$1,048	$33,424

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$199	$1,288
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	171	143
Net amortization of deferred loan fees	3	8
Provision for loan losses	217	72
Premium amortization for securities, net of accretion	280	177
Net realized gain on sale of securities	(37)	—
Net accretion of purchase accounting adjustments	(777)	(472)
Net gain on sale of other real estate owned	(67)	(13)
Write-down of other real estate owned	47	250
Earnings on bank-owned life insurance	(43)	(81)
Share-based compensation	12	18
Net change in:
Accrued interest receivable and other assets	1,260	538
Accrued expenses and other liabilities	(135)	26

Net cash from operating activities	1,130	1,954

Cash flows from investing activities:
Available-for-sale securities:
Sales	2,174	—
Maturities, prepayments and calls	6,177	3,172
Purchases	(16,330)	(18,921)
Loan (originations) payments, net	1,651	3,100
Proceeds from sale of other real estate owned	727	890
Additions to premises and equipment, net	(85)	(115)
Purchase of Federal Home Loan Bank stock, net of redemptions	192	(63)

Net cash used for investing activities	(5,494)	(11,937)

Cash flows from financing activities:
Net change in deposits	(43,754)	39,764
Net change in overnight Federal Home Loan Bank advances	—	(18,600)
Proceeds from Federal Home Loan Bank fixed rate advances	—	10,000
Repayment of Federal Home Loan Bank fixed rate advances	—	(8,000)

Net cash (used for) from financing activities	(43,754)	23,164

Net change in cash and cash equivalents	(48,118)	13,181
Cash and cash equivalents at beginning of period	72,079	9,955

Cash and cash equivalents at end of period	$23,961	$23,136

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)

(Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2013	2012

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$1,504	$1,530
Income taxes	—	—

Supplemental schedule of noncash investing activities:
Acquisition of other real estate owned	$3,669	$737

Supplemental schedule of noncash financing activities:
Implied preferred stock dividend	31,464	—

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

The consolidated financial information included herein as of and for the periods ended March 31, 2013 and 2012 is unaudited. Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods. The December 31, 2012 consolidated balance sheet was derived from the Company’s December 31, 2012 audited Consolidated Financial Statements.

Nature of Operations

Bancorp is a financial holding company headquartered in Jacksonville, Florida, that currently provides financial services through eight full-service branches in Jacksonville and Jacksonville Beach, Duval County, Florida, as well as its virtual branch. The Company’s primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area. For further information, please refer to the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2013.

Investment Securities

Debt securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax. Other securities, such as Federal Home Loan Bank (“FHLB”) stock, are carried at cost.

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

JACKSONVILLE BANCORP, INC.

NOTE 1 – BASIS OF PRESENTATION (Continued)

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

For the three months ended March 31, 2013 and 2012, there were no credit losses recognized in earnings.

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

At times, the Company will charge off a portion of a nonperforming or impaired loan versus recording a specific reserve. The decision to charge off a portion of the loan is based on specific facts and circumstances unique to each loan. General criteria considered are: the probability that the Company will foreclose on the property, the value of the underlying collateral compared to the principal amount outstanding on the loan and the personal guarantees associated with the loan. For the three months ended March 31, 2013 and 2012, partial charge-offs were $229 and $3, respectively, on nonperforming and impaired loans of $3,130 and $115, respectively. For the year ended December 31, 2012, partial charge-offs were $8,984 on nonperforming and impaired loans of $20,446.

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

JACKSONVILLE BANCORP, INC.

NOTE 1 – BASIS OF PRESENTATION (Continued)

Overdrawn customer checking accounts are reclassified as commercial loans and are evaluated on an individual basis for collectability. These balances are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful. As of March 31, 2013 and December 31, 2012, overdrawn customer checking accounts reclassified as commercial loans were $201 and $188, respectively.

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

The Company’s policy for assessing loans for impairment is the same for all classes of loans and is included in our allowance for loan losses policy. The Company classifies a loan as impaired when it is probable that the Company will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement. An impairment determination is performed utilizing the following general factors: (i) a risk rating of substandard or doubtful, (ii) a loan amount greater than $100, and/or (iii) the loan is 90 days past due or more. In addition, the Company also considers the following: the financial condition of the borrower, the Company’s best estimate of the direction and magnitude of any future changes in the borrower’s financial condition, the fair value of collateral if the loan is collateral-dependent, the loan’s observable market price, expected future cash flow and, if a purchased loan, the amount of the remaining unaccreted carrying discount. For loans acquired in the acquisition of ABI, if the loss was attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill. If not, the additional deterioration was recorded as additional provision expense with a corresponding increase in the allowance for loan losses.

JACKSONVILLE BANCORP, INC.

NOTE 1 – BASIS OF PRESENTATION (Continued)

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

Convertible Securities

On December 31, 2012, the Company completed a $50,000 private placement capital raise (the “Private Placement”) whereby Bancorp sold a total of 50,000 shares of Mandatorily Convertible, Noncumulative, Nonvoting Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”) at a purchase price of $1,000 per share. Please refer to Note 2—Capital Raise Transactions for additional information regarding the Private Placement and Note 9—Shareholders’ Equity for additional information pertaining to the Series A Preferred Stock.

Pursuant to the Series A Preferred Stock designation, the Series A Preferred Stock was mandatorily convertible into shares of the Company’s common stock, par value $0.01 per share, and a new class of nonvoting common stock, par value $0.01 per share, upon receipt of requisite approval by the Company’s shareholders. As of the date of issuance, the effective conversion price of $0.49 per share was less than the fair value of $0.80 per share of the Company’s common stock. In accordance with U.S. GAAP, the Series A Preferred Stock was deemed to include a beneficial conversion feature with an intrinsic value of $0.31 per share for a total discount of $31,464. On the date of conversion, the discount due to the beneficial conversion feature was recognized as an implied preferred stock dividend. This noncash, implied dividend decreased retained earnings and net income available to common shareholders in the earnings per share calculation.

Share-based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the

JACKSONVILLE BANCORP, INC.

NOTE 1 – BASIS OF PRESENTATION (Continued)

market price of Bancorp’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Reclassifications

Certain amounts in the prior year’s financial statements were reclassified to conform to the current year’s presentation. These reclassifications had no impact on the prior periods’ net income or shareholders’ equity.

Recently Issued Accounting and Reporting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that finalized previously deferred guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income. The amendments in this update do not alter current requirements for reporting net income or other comprehensive income in the consolidated financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity must present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income either on the face of the statement where net income is presented or in the accompanying notes to the Consolidated Financial Statements. This requirement is only applicable if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Alternatively, amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. To comply with the amended guidance, the Company has disclosed additional information pertaining to the components of accumulated other comprehensive income and reclassifications out of accumulated other comprehensive income in Note 9—Shareholders’ Equity in the accompanying notes to the Consolidated Financial Statements.

NOTE 2 – CAPITAL RAISE TRANSACTIONS

During the year ended December 31, 2012, as part of a bridge financing, Bancorp and CapGen Capital Group IV LP (“CapGen”) entered into a subscription agreement under which Bancorp sold to CapGen 5,000 shares of Bancorp’s newly designated Noncumulative, Nonvoting, Perpetual Preferred Stock, Series B, par value $0.01 per share (“Series B Preferred Stock”) at a purchase price of $1,000 per share for an aggregate of $5,000 (the “Series B Sale”). In connection with the Series B Sale, Bancorp agreed to exchange shares of Series B Preferred Stock for shares of Series A Preferred Stock concurrently with the issuance of shares of Series A Preferred Stock in the Company’s contemplated Private Placement of up to 50,000 shares of Series A Preferred Stock, unless such shares of Series B Preferred Stock were first redeemed by Bancorp.

On December 31, 2012, Bancorp entered into an amended and restated stock purchase agreement (the “Restated Stock Purchase Agreement”) with CapGen and 30 other accredited investors for the sale of 50,000 shares of Series A Preferred Stock at a price of $1,000 per share, subject to the terms and conditions contained in the Restated Stock Purchase Agreement. The Private Placement closed on the same date for an aggregate of $50,000. Included in the 50,000 shares of Series A Preferred Stock sold in the Private Placement were 5,000 shares of Series A Preferred Stock issued to CapGen in exchange for the 5,000 shares of Series B Preferred Stock purchased by CapGen in the Series B Sale, pursuant to an amended and restated exchange agreement between Bancorp and CapGen dated December 31, 2012. Also included in the shares sold in the Private Placement was an aggregate of 2,265 shares of Series A Preferred Stock sold through individual subscription agreements to certain of Bancorp’s directors, executive officers and other related parties (the “Subscribers”) for consideration of an aggregate of $465 in cash and $1,800 in the cancellation of outstanding debt under the Company’s revolving loan agreements held by certain of the Subscribers and/or their related interests. As a result of this transaction, no one entity owns more than 50% of Bancorp’s voting equity.

Pursuant to the Series A Preferred Stock designation, the Series A Preferred Stock was mandatorily convertible into shares of Bancorp’s common stock and a new class of nonvoting common stock upon receipt of requisite approvals by Bancorp’s shareholders. On February 18, 2013, the Company received shareholder approvals to amend its Amended and Restated Articles of Incorporation to (i) increase the number of authorized shares of the Company’s common stock to 400,000,000, and (ii) authorize 100,000,000 shares of a new class of nonvoting common stock, par value $0.01 per share (the “Capital Amendment”). On the same date, the Company also received shareholder approval to issue an aggregate of 100,000,000 shares of its common stock and nonvoting common stock in the conversion of the 50,000 outstanding shares of the Company’s Series A Preferred Stock.

JACKSONVILLE BANCORP, INC.

NOTE 2 – CAPITAL RAISE TRANSACTIONS (Continued)

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

Net proceeds from the issuance of preferred stock in the amount of $45,140 were used for general operating expenses, mainly for the subsidiary bank, to improve capital ratios, and will be used to support the Company’s business strategy going forward. Please refer Note 9—Shareholders’ Equity for additional information pertaining to the Company’s equity securities issued in conjunction with the previously described capital raise transactions.

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

During the second quarter of 2012, the Company adopted a new overall strategy to accelerate the disposition of substandard assets on an individual customer basis. This strategy is ongoing and supports the continued reduction of problem assets as needed. In addition, the Company has been and will continue to fine tune the current credit processes. The Company is working to reposition its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors and other service industries resulting in greater diversification in our balance sheet mix. The capital received in late 2012 is being deployed into short-term investments to maximize earnings while the desired loan growth is achieved.

NOTE 3 - INVESTMENT SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio as of March 31, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2013
Available-for-sale:
U.S. government-sponsored entities and agencies	$9,992	$209	$—	$10,201
State and political subdivisions	13,297	1,307	—	14,604
Mortgage-backed securities - residential	29,303	1,386	(20)	30,669
Collateralized mortgage obligations	33,529	174	(85)	33,618
Corporate bonds	2,045	125	—	2,170

Total available-for-sale securities	$88,166	$3,201	$(105)	$91,262

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012
Available-for-sale:
U.S. government-sponsored entities and agencies	$10,286	$205	$—	$10,491
State and political subdivisions	16,598	1,568	—	18,166
Mortgage-backed securities - residential	32,148	1,504	(6)	33,646
Collateralized mortgage obligations	19,349	201	(23)	19,527
Corporate bonds	2,048	107	—	2,155

Total available-for-sale securities	$80,429	$3,585	$(29)	$83,985

As of March 31, 2013 and December 31, 2012, the Company’s investment securities portfolio did not include any held-to-maturity securities.

JACKSONVILLE BANCORP, INC.

NOTE 3 - INVESTMENT SECURITIES (Continued)

The following table summarizes the proceeds from sales of available-for-sale securities and the associated gains and losses for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Gross gains	$37	$—
Gross losses	—	—

Net gain	$37	$—

Proceeds	$2,174	$—

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

(Dollars in thousands) March 31, 2013	Amortized Cost	Fair Value
Available-for-sale:
Within one year	$—	$—
One to five years	2,776	2,937
Five to ten years	3,564	3,682
Beyond ten years	18,994	20,356
Mortgage-backed securities – residential	29,303	30,669
Collateralized mortgage obligations	33,529	33,618

Total	$88,166	$91,262

The following tables summarize the investment securities with unrealized losses as of March 31, 2013 and December 31, 2012 listed by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands) March 31, 2013	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
Mortgage backed securities – residential	$1,263	$(20)	$—	$—	$1,263	$(20)
Collateralized mortgage obligations	15,653	(85)	—	—	15,653	(85)

Total available-for-sale securities	$16,916	$(105)	$—	$—	$16,916	$(105)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
Mortgage backed securities – residential	$1,289	$(6)	$—	$—	$1,289	$(6)
Collateralized mortgage obligations	6,821	(23)	—	—	6,821	(23)

Total available-for-sale securities	$8,110	$(29)	$—	$—	$8,110	$(29)

As of March 31, 2013 and December 31, 2012, the Company’s security portfolio consisted of $91,262 and $83,985, respectively, of available-for-sale securities, of which $16,916 and $8,110 were in an unrealized loss position for the related periods. The unrealized losses were related to the Company’s mortgage backed securities – residential and collateralized mortgage obligation securities as discussed below.

Mortgage-backed Securities – Residential (“Mortgage-backed Securities”):

All of the Mortgage-backed Securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae and Fannie Mae, institutions which have the full faith and credit of the U.S. government. As

JACKSONVILLE BANCORP, INC.

NOTE 3 - INVESTMENT SECURITIES (Continued)

of March 31, 2013 and December 31, 2012, Mortgage-backed Securities with unrealized losses were one and one, respectively. As of March 31, 2013 and December 31, 2012, these securities had depreciated 1.55% and 0.44%, respectively, from the Company’s amortized cost basis. The decline in fair value was primarily attributable to changes in interest rates, not credit quality.

Collateralized Mortgage Obligations:

All of the collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, an institution which has the full faith and credit of the U.S. government. As of March 31, 2013 and December 31, 2012, collateralized mortgage obligations with unrealized losses were thirteen and five, respectively. As of March 31, 2013 and December 31, 2012, these securities had depreciated 0.54% and 0.34%, respectively, from the Company’s amortized cost basis. The decline in fair value was primarily attributable to changes in interest rates, not credit quality.

Other-Than-Temporary-Impairment

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired as of March 31, 2013 and December 31, 2012.

For the three months ended March 31, 2013 and 2012, there were no credit losses recognized in earnings.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans as of March 31, 2013 and December 31, 2012 were as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commercial loans	$38,383	$37,760
Real estate mortgage loans:
Residential	77,235	80,314
Commercial	238,777	239,839
Construction and land	36,224	37,557
Consumer and other loans	2,566	2,768

Loans, gross	393,185	398,238

Less:
Net deferred loan fees	(196)	(207)
Allowance for loan losses	(19,820)	(20,198)

Loans, net	$373,169	$377,833

Loans acquired as a result of the merger with ABI were recorded at fair value on the date of acquisition. The amounts reported in the table above are net of the fair value adjustments. The tables below reflect the contractual amount of purchased loans less the discount to principal balances remaining from these fair value adjustments by class of loan as of March 31, 2013 and December 31, 2012. This discount will be accreted into interest income as deemed appropriate over the remaining term of the related loans.

(Dollars in thousands)	Gross Contractual
March 31, 2013	Amount Receivable	Discount	Carrying Balance
Commercial loans	$2,501	$238	$2,263
Real estate mortgage loans:
Residential	29,500	2,049	27,451
Commercial	50,322	3,534	46,788
Construction and land	10,789	810	9,979
Consumer and other loans	593	10	583

Total	$93,705	$6,641	$87,064

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Gross Contractual
December 31, 2012	Amount Receivable	Discount	Carrying Balance
Commercial loans	$2,592	$226	$2,366
Real estate mortgage loans:
Residential	32,383	2,541	29,842
Commercial	52,660	3,833	48,827
Construction and land	13,193	1,753	11,440
Consumer and other loans	662	13	649

Total	$101,490	$8,366	$93,124

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

Real Estate Mortgage Loans:

Real estate mortgage loans are typically segmented into three classes: commercial real estate, residential real estate and construction and land development. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Bank’s Board of Directors (the “Bank’s Board”). Such standards include, among other factors, loan-to-value limits, cash flow coverage and general credit worthiness of the obligors. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Bank’s Board, including repayment capacity and source, value of the underlying property, credit history, stability and purchaser guidelines. Construction loans to borrowers are to finance the construction of owner occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Bank carefully monitors these loans with on-site inspections and requires the receipt of lien waivers prior to advancing funds. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Bank considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale information. The Bank also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development of either commercial or residential use by the borrower. The Bank carefully analyzes the intended use of the property and the viability thereof.

Repayment of real estate loans is primarily dependent upon the personal income or business income generated by the secured property of the borrowers, which can be impacted by the economic conditions in their market area. Risk is mitigated by the fact that the properties securing the Company’s real estate loan portfolio are diverse in type and spread over a large number of borrowers.

Consumer and Other Loans:

Consumer and other loans are extended for various purposes, including purchases of automobiles, recreational vehicles, and boats. We also offer home improvement loans, lines of credit, personal loans, and deposit account collateralized loans. Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the credit worthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to ten years. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012 was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Allowance at beginning of period	$20,198	$13,024

Charge-offs:
Commercial loans	—	—
Real estate mortgage loans	547	124
Consumer and other loans	133	7

Total charge-offs	680	131

Recoveries:
Commercial loans	11	1
Real estate mortgage loans	68	103
Consumer and other loans	6	13

Total recoveries	85	117

Net charge-offs	595	14

Provision for loan losses charged to operating expenses:
Commercial loans	137	68
Real estate mortgage loans	(66)	43
Consumer and other loans	146	(39)

Total provision	217	72

Allowance at end of period	$19,820	$13,082

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Commercial	Real Estate	Consumer and
March 31, 2013	Loans	Mortgage Loans	Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$255	$1,358	$236	$1,849
Collectively evaluated for impairment	961	15,002	102	16,065
Loans acquired with deteriorated credit quality	—	1,906	—	1,906

Total ending allowance balance	$1,216	$18,266	$338	$19,820

Loans:
Loans individually evaluated for impairment	$258	$16,422	$248	$16,928
Loans collectively evaluated for impairment	38,028	306,908	2,315	347,251
Loans acquired with deteriorated credit quality	97	28,906	3	29,006

Total ending loans balance	$38,383	$352,236	$2,566	$393,185

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Commercial	Real Estate	Consumer and
December 31, 2012	Loans	Mortgage Loans	Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$29	$1,168	$242	$1,439
Collectively evaluated for impairment	1,039	15,529	77	16,645
Loans acquired with deteriorated credit quality	—	2,114	—	2,114

Total ending allowance balance	$1,068	$18,811	$319	$20,198

Loans:
Loans individually evaluated for impairment	$89	$15,907	$242	$16,238
Loans collectively evaluated for impairment	37,574	309,434	2,522	349,530
Loans acquired with deteriorated credit quality	97	32,369	4	32,470

Total ending loans balance	$37,760	$357,710	$2,768	$398,238

The following table presents loans individually evaluated for impairment, by class of loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial loans	$3	$2	$—	$159	$59	$—
Real estate mortgage loans:
Residential	810	545	—	746	402	—
Commercial	8,292	6,122	—	9,669	5,801	—
Construction and land	8,178	4,786	—	11,365	5,270	—
Consumer and other loans	13	12	—	—	—	—

With an allowance recorded:
Commercial loans	357	256	255	33	30	29
Real estate mortgage loans:
Residential	1,589	1,464	557	499	447	297
Commercial	5,609	3,447	743	5,751	3,506	590
Construction and land	58	58	58	500	481	281
Consumer and other loans	243	236	236	242	242	242

Total	$25,152	$16,928	$1,849	$28,964	$16,238	$1,439

Average of impaired loans and related interest income and cash-basis interest income recognized during impairment as of March 31, 2013 and 2012 were as follows:

(Dollars in thousands)	Average
March 31, 2013	Impaired Loans	Interest Income	Cash-Basis
Commercial loans	$125	$—	$—
Real estate mortgage loans:
Residential	1,382	—	—
Commercial	9,190	49	47
Construction and land	3,791	—	—
Consumer and other loans	243	—	—

Total	$14,731	$49	$47

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Average
March 31, 2012	Impaired Loans	Interest Income	Cash-Basis
Commercial loans	$634	$—	$—
Real estate mortgage loans:
Residential	13,184	—	—
Commercial	20,739	31	36
Construction and land	16,551	—	—
Consumer and other loans	15	—	—

Total	$51,123	$31	$36

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commercial loans	$257	$98
Real estate mortgage loans:
Residential	5,423	4,813
Commercial	6,014	6,151
Construction and land	8,121	11,372
Consumer and other loans	252	247

Total(1)	$20,067	$22,681

(1)	Includes loans acquired in the merger with ABI. As of March 31, 2013 and December 31, 2012, these amounts totaled $9,942 and $12,205, respectively.

The number of loans past due over 90 days still on accrual were none and one, as of March 31, 2013 and December 31, 2012, respectively. As of December 31, 2012, the recorded investment of the loan past due over 90 days still on accrual was $67.

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2013 and December 31, 2012:

	Past Due Loans
(Dollars in thousands) March 31, 2013	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$2,400	$15	$107	$2,522	$35,861	$38,383

Real estate mortgage loans:
Residential	325	811	1,183	2,319	74,916	77,235
Commercial	4,550	1,085	4,948	10,583	228,194	238,777
Construction and land	—	—	7,322	7,322	28,902	36,224
Consumer and other loans	81	12	—	93	2,473	2,566

Total	$7,356	$1,923	$13,560	$22,839	$370,346	$393,185

	Past Due Loans
December 31, 2012	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$66	$8	$6	$80	$37,680	$37,760

Real estate mortgage loans:
Residential	1,750	825	1,364	3,939	76,375	80,314
Commercial	1,546	1,240	4,685	7,471	232,368	239,839
Construction and land	—	—	10,114	10,114	27,443	37,557
Consumer and other loans	69	244	—	313	2,455	2,768

Total	$3,431	$2,317	$16,169	$21,917	$376,321	$398,238

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Included in the past due loan table above are loans acquired in the merger with ABI. As of March 31, 2013 and December 31, 2012, the amounts of such loans were as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
30-59 days past due	$1,509	$1,847
60-89 days past due	1,745	676
90 days past due and greater	5,044	6,722

Total past due	$8,298	$9,245

Troubled Debt Restructurings

The following table presents the recorded investment and specific reserves allocated to loans modified as troubled debt restructurings (“TDRs”) as of March 31, 2013 and December 31, 2012.

(Dollars in thousands)	March 31, 2013	December 31, 2012
Recorded investment(1)	$11,506	$10,991
Specific reserves allocated(2)	677	464

(1)	Of the total recorded investment in loans modified as TDRs, $4,845 and $6,028 respectively, were for customers whose loans were collateral dependent with collateral shortfalls.
(2)

Of the specific reserves allocated to customers whose loan terms were modified as TDRs, $585 and $412, respectively, were allocated to customers whose loans were collateral dependent with collateral shortfalls.

As of March 31, 2013 and December 31, 2012, the Company had not committed to lend additional amounts to customers with outstanding loans whose terms have been modified as TDRs.

The following table represents loans by class modified as a troubled debt restructuring that occurred during the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31, 2013
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage loans:
Residential	1	$579	$647
Commercial	—	—	—
Construction and land	3	3,284	3,264
Consumer and other loans	1	—	130

Total	5	$3,863	$4,041

	Three Months Ended March 31, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate mortgage loans:
Residential	—	$—	$—
Commercial	1	1,895	1,895
Construction and land	—	—	—
Consumer and other loans	—	—	—

Total	1	$1,895	$1,895

During the three months ended March 31, 2013, there were five loans modified as troubled debt restructurings. The terms of these loans were modified as a troubled debt restructuring because the borrowers were experiencing financial difficulties. The loan modifications allowed the borrowers to make reduced payments, such as (i) forbearance of payments for a limited period of time with revised payment schedules to coordinate with periods of forbearance, (ii) change from principal and interest payments to interest only payments through maturity, (iii) forgiveness of principal, (iv) reduced principal and interest

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

payments through maturity with an assumption of additional debt to protect the Bank’s collateral position, or (v) proposed forgiveness of principal contingent upon the satisfaction of the modified terms. Principal forgiven in the amount of $565 was offset by existing reserves from purchase accounting adjustments in the amount of $545 which resulted in a net charge-off of $20. The troubled debt restructurings described above increased the allowance for loan losses by $42 and resulted in charge-offs of $233 for the three months ended March 31, 2013. For the three months ended March 31, 2013, there was one collateral-impaired loan modified as a troubled debt restructuring.

During the three months ended March 31, 2012, there was one loan modified as a troubled debt restructuring. The terms of this loan were modified as a troubled debt restructuring because the borrower was experiencing financial difficulties. The loan modification included a reduction of the stated interest rate of the loan with reduced interest only payments through maturity. The troubled debt restructuring described above increased the allowance for loan losses by $151 and did not result in any charge-offs for the three months ended March 31, 2012.

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2013 and 2012, respectively.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the three months ended March 31, 2013 and 2012. These loans had a total recorded investment of $5,478 and $13,519 as of March 31, 2013 and 2012, respectively. These modifications involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time (generally 18 months or less), (ii) adjusting the interest rate to a market interest rate through maturity, or (iii) the addition of periodic principal payments to redress the loan balance as a result of an increase in the amount borrowed.

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

The Company analyzes loans individually by classifying the loans as to credit risk. All loans are graded upon initial issuance. Loans classified as substandard or special mention are reviewed at least quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment. Further, commercial loans are typically reviewed at least annually to determine the appropriate loan grading. In addition, during the renewal process of any loan, as well as if a loan becomes past due, the Company determines the appropriate loan grade.

Loans excluded from the review process above are generally classified as pass credits until: (i) they become past due; (ii) management becomes aware of a deterioration in the credit worthiness of the borrower; or (iii) the customer contacts the Company for a modification. In these circumstances, the loan is specifically evaluated for potential classification as to special mention, substandard or doubtful. The Company uses the following definitions for risk ratings:

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

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans. As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)		Special
March 31, 2013	Pass	Mention	Substandard	Doubtful	Total
Commercial loans	$37,582	$483	$318	$—	$38,383
Real estate mortgage loans:
Residential	61,940	6,560	8,735	—	77,235
Commercial	209,724	13,546	15,507	—	238,777
Construction and land	21,696	2,982	11,546	—	36,224
Consumer and other loans	2,274	39	253	—	2,566

Total	$333,216	$23,610	$36,359	$—	$393,185

		Special
December 31, 2012	Pass	Mention	Substandard	Doubtful	Total
Commercial loans	$37,206	$415	$139	$—	$37,760
Real estate mortgage loans:
Residential	66,405	6,401	7,508	—	80,314
Commercial	207,674	14,970	17,195	—	239,839
Construction and land	19,229	4,660	13,668	—	37,557
Consumer and other loans	2,507	12	249	—	2,768

Total	$333,021	$26,458	$38,759	$—	$398,238

Included in the risk category of loans by class of loans tables above are loans acquired in the merger with ABI. As of March 31, 2013 and December 31, 2012, the amounts of such loans were as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Special mention	$3,633	$6,963
Substandard	19,684	20,897
Doubtful	—	—

Total	$23,317	$27,860

Purchased loans

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amounts of these loans were as follows as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Commercial loans	$200	$206
Real estate mortgage loans:
Residential	10,058	10,799
Commercial	14,787	15,709
Construction and land	7,291	10,404
Consumer and other loans	4	5

Unpaid principal balance	$32,340	$37,123

Carrying amount	$29,006	$32,470

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Accretable yield, or income expected to be collected, from these loans was as follows:

(Dollars in thousands)
Balance as of December 31, 2011	$16,343
New loans purchased, including loans classified as held-for-sale	—
Accretion of income	(2,593)
Reduction for loans sold, paid off and other	(1,923)
Reclassifications from nonaccretable difference	—
Disposals	—

Balance as of December 31, 2012	$11,827

New loans purchased, including loans classified as held-for-sale	—
Accretion of income	(705)
Reduction for loans sold, paid off and other	(450)
Loans charged off	(683)
Reclassifications from nonaccretable difference	—
Disposals	—

Balance as of March 31, 2013	$9,989

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $1,907 and $2,114 as of March 31, 2013 and December 31, 2012, respectively. Additionally, no allowance for loan losses related to these loans was reversed during the aforementioned time periods.

NOTE 5 – LOANS FROM RELATED PARTIES

During the year ended December 31, 2011, the Company entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties. Amounts outstanding under the Revolvers were $2,200 as of March 31, 2013 and December 31, 2012, with $1,800 remaining funds available as of the same dates. Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding. To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding. The Revolvers mature on January 1, 2015.

In connection with the Private Placement, certain of the Company’s directors, executive officers and other related parties (the “Subscribers”) purchased shares of Series A Preferred Stock through individual subscription agreements. Consideration for the shares of Series A Preferred Stock sold under the Subscription Agreements included $1,800 in the cancellation of outstanding debt under the Company’s Revolvers held by such Subscribers and/or their related interests. Funds remaining available under the Revolvers as of March 31, 2013 and December 31, 2012 were a direct result of this transaction.

NOTE 6 – SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

As of March 31, 2013 and December 31, 2012, advances from the FHLB were as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Overnight advances maturing daily at a daily variable interest rate of 0.36% on March 29, 2013	$—	$—
Advances maturing July 15, 2014 at a fixed rate of 2.42%	2,500	2,500
Advance maturing January 9, 2015 at a fixed rate of 0.88%	4,000	4,000
Advances maturing March 2, 2015 at a fixed rate of 0.76%	2,000	2,000
Advances maturing July 15, 2016 at a fixed rate of 2.81%	2,500	2,500
Advances maturing January 9, 2017 at a fixed rate of 1.40%	4,000	4,000
Advances maturing May 30, 2017 at a fixed rate of 1.23%	5,000	5,000

Total advances from the FHLB	$20,000	$20,000

Each advance is payable at its maturity date, with a prepayment penalty for early termination. The advances are collateralized by a blanket lien arrangement on the Company’s first mortgage loans, second mortgage loans and commercial real estate loans. Based upon this collateral and the Company’s holdings of FHLB stock, the Company was eligible to

JACKSONVILLE BANCORP, INC.

NOTE 6 – SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES (Continued)

borrow up to a total of $34,972 as of March 31, 2013 and had borrowed $20,000, leaving $14,972 available. As of December 31, 2012, the Company was eligible to borrow up to a total of $35,067 and had borrowed $20,000, leaving $15,067 available as of the same date.

The Company also has a “Borrower in Custody” line of credit with the Federal Reserve by pledging collateral. The amount of this line as of March 31, 2013 and December 31, 2012 was $24,382 and $22,917, respectively, all of which was available as of the respective dates.

Also included in FHLB advances and other borrowings on the Company’s consolidated balance sheets were amounts related to certain loan participation agreements that were classified as secured borrowings as they did not qualify for sale accounting treatment. As of March 31, 2013 and December 31, 2012, these loan participation agreements were $171 and $176, respectively. A corresponding amount was recorded as an asset within Loans on the Company’s consolidated balance sheets.

NOTE 7 – SUBORDNATED DEBENTURES

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

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENT

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure. Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating-rate contract (90-day LIBOR plus 375 basis points). The fair value of this derivative instrument was $1,197 and $1,294 as of March 31, 2013 and December 31, 2012, respectively. The fair value of the hedged item was $5,536 and $5,531 as of the same dates.

The hedge was designated as a cash flow hedge and was determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income and the aggregate fair value of the swap was recorded in Accrued expenses and other assets on the consolidated balance sheets with changes in fair value recorded in other comprehensive income (“OCI”). The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedge no longer be considered effective. The Company expects the hedge to remain fully effective during the remaining term of the swap.

Credit risk may result from the inability of the counterparties to meet the terms of their contracts. The Company’s exposure is limited to the replacement value of the contracts rather than the notional amount.

NOTE 9 – SHAREHOLDERS’ EQUITY

Preferred Equity

As of March 31, 2013 and December 31, 2012, Bancorp was authorized to issue up to 10,000,000 shares of preferred stock, par value $0.01 per share. During the year ended December 31, 2012, Bancorp designated and issued two series of preferred stock in connection with the Company’s capital raise efforts. The voting and other powers, preferences and relative, participating, optional or other rights, and the qualifications, limitations and restrictions of each series of Bancorp’s preferred stock are set forth in the corresponding amendment to Bancorp’s Amended and Restated Articles of Incorporation designating such series of preferred stock. Material features of each series of preferred stock are discussed below.

If declared by Bancorp’s Board of Directors, dividends on Bancorp’s preferred stock would reduce earnings available to common shareholders. In addition, both new series of preferred stock qualified as Tier 1 capital for regulatory purposes.

Series B Preferred Stock:

The Series B Preferred Stock, designated as “Noncumulative, Nonvoting, Perpetual Preferred Stock, Series B,” was issued and sold by Bancorp on September 27, 2012 in connection with a bridge financing transaction. The Series B Preferred Stock

JACKSONVILLE BANCORP, INC.

NOTE 9 – SHAREHOLDERS’ EQUITY (Continued)

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

In connection with the Private Placement, all of the issued and outstanding shares of Series B Preferred Stock were exchanged, on a one for one basis, for shares of Series A Preferred Stock. As a result, no shares of Series B Preferred Stock were issued or outstanding as of March 31, 2013 and December 31, 2012.

Series A Preferred Stock:

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

The Series A Preferred Stock was mandatorily convertible into shares of common stock and/or a new class of nonvoting common stock upon receipt of requisite shareholder approvals, including (i) approval of an increase in authorized shares of common stock, (ii) authorization of the new class of nonvoting common stock, and (iii) approval of the issuance of shares of common stock and nonvoting common stock upon conversion of the Series A Preferred Stock. The initial conversion price was $0.50 per share, with each share of Series A Preferred Stock expected to convert into an aggregate of approximately 2,000 shares of common stock and/or nonvoting common stock, subject to adjustment as provided in the designation for the Series A Preferred Stock. The conversion price of the Series A Preferred Stock was subject to certain adjustments, including (i) a 10% decrease if the requisite shareholder approvals were not received within 50 days following the Private Placement, or by February 19, 2013 and (ii) customary anti-dilution adjustments, including in connection with stock dividends or distributions in shares of the common stock or subdivisions, splits and combinations of the common stock.

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

On February 19, 2013, the Company filed the Capital Amendment with the Florida Secretary of State, and on the same date, all of the outstanding shares of the Company’s Series A Preferred Stock automatically converted into an aggregate of 47,640,000 shares of common stock and 52,360,000 shares of nonvoting common stock (the “Conversion”). The Conversion was based on a conversion price of $0.50 per share and a conversion rate of 2,000 shares of common stock and/or nonvoting common stock for each share of Series A Preferred Stock outstanding. In addition, the full balance of the discount due to the beneficial conversion feature was transferred from common stock to preferred stock and recognized as an implied preferred stock dividend, which decreased retained earnings and net income available to common shareholders in the earnings per share calculation. As a result of the Conversion, no shares of the Series A Preferred Stock remain outstanding and an aggregate of 53,530,880 shares of common stock and 52,360,000 shares of nonvoting common stock were outstanding immediately following the Conversion.

JACKSONVILLE BANCORP, INC.

NOTE 9 – SHAREHOLDERS’ EQUITY (Continued)

Common Equity

As a result of the Capital Amendment (described above), the number of authorized shares of the Company’s common stock, par value $0.01 per share, increased from 40,000,000 as of December 31, 2012 to 400,000,000 as of March 31, 2013. In addition, a new class of nonvoting common stock, par value $0.01 per share, was authorized in the amount of 100,000,000 shares. Other than voting rights, the common stock and nonvoting common stock have the same rights and privileges, share ratably in all assets of the Company upon its liquidation, dissolution or winding-up, will be entitled to receive dividends in the same amount per share and at the same time when, as and if declared by Bancorp’s Board of Directors, and are identical in all other respects as to all other matters (other than voting). Holders of the nonvoting common stock are not entitled to vote except as required by the Florida Business Corporation Act. In addition, holders of the nonvoting common stock have no cumulative voting rights or preemptive rights (other than the limited contractual preemptive rights of certain shareholders) to purchase or subscribe for any additional shares of common stock or nonvoting common stock or other securities, and there are no redemption or sinking fund provisions with respect to the nonvoting common stock.

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

As of March 31, 2013 and December 31, 2012, the carrying amount of common stock outstanding was $535 and $59, respectively. The carrying amount of nonvoting common stock outstanding was $524 as of March 31, 2013. As of December 31, 2012, there were no shares of nonvoting common stock outstanding, and therefore, no carrying amount as of the same date.

Accumulated Other Comprehensive Income

The following table presents information related to changes in accumulated other comprehensive income by component as of March 31, 2013 and December 31, 2012:

(Dollars in thousands)	Change in Unrealized Gains (Losses) on Available-For-Sale Securities	Change in Unrealized Derivative Gains (Losses) on Cash Flow Hedge	Total
Balance as of December 31, 2012	$2,218	$(807)	$1,411
Other comprehensive income before reclassifications	(423)	97	(326)
Amounts reclassified from accumulated other comprehensive income	(37)	—	(37)

Other comprehensive income, net	(460)	97	(363)

Balance as of March 31, 2013	$1,758	$(710)	$1,048

Amounts reclassified from accumulated other comprehensive income during the three months ended March 31, 2013 resulted from realized gains on the sale of available-for-sale securities presented in Other income on the consolidated statements of operations.

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

JACKSONVILLE BANCORP, INC.

NOTE 10 – FAIR VALUE (Continued)

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012, for which the Company has elected the fair value option, by level within the hierarchy:

(Dollars in thousands)
March 31, 2013	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$10,201	$—	$10,201	$—
State and political subdivisions	14,604	—	14,604	—
Mortgage-backed securities - residential	30,669	—	30,669	—
Collateralized mortgage obligations	33,618	—	33,618	—
Corporate bonds	2,170	—	2,170	—
Liabilities:
Derivative liability	1,197	—	1,197	—

December 31, 2012	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$10,491	$—	$10,491	$—
State and political subdivisions	18,166	—	18,166	—
Mortgage-backed securities - residential	33,646	—	33,646	—
Collateralized mortgage obligations	19,527	—	19,527	—
Corporate bonds	2,155	—	2,155	—
Liabilities:
Derivative liability	1,294	—	1,294	—

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013.

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

JACKSONVILLE BANCORP, INC.

NOTE 10 – FAIR VALUE (Continued)

The following tables present information about our assets measured at fair value on a non-recurring basis as of March 31, 2013 and December 31, 2012, by level within the fair value hierarchy. The amounts in the tables represent only assets for which the carrying amount has been adjusted for impairment during the period; therefore, these amounts will differ from the total amounts outstanding.

(Dollars in thousands)
March 31, 2013	Total	Level I	Level II	Level III
Impaired Loans:
Real estate mortgage loans:
Residential	$302	$—	$—	$302
Commercial	958	—	—	958
Construction and land	—	—	—	—
Other real estate owned:
Real estate mortgage loans:
Residential	4,740	—	—	4,740
Commercial	1,156	—	—	1,156
Construction and land	4,024	—	—	4,024

December 31, 2012	Total	Level I	Level II	Level III
Impaired Loans:
Real estate mortgage loans:
Residential	$149	$—	$—	$149
Commercial	1,171	—	—	1,171
Construction and land	200	—	—	200
Other real estate owned:
Real estate mortgage loans:
Residential	4,963	—	—	4,963
Commercial	195	—	—	195
Construction and land	1,813	—	—	1,813

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

Other Real Estate Owned (“OREO”):

Assets acquired as a result of, or in lieu of, loan foreclosure are initially recorded at fair value (based on the lower of the current appraised value or listing price) at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Management has determined fair value measurements on OREO primarily through evaluations of appraisals performed and current and past offers for the OREO under evaluation. Appraisals of OREO are obtained subsequent to acquisition as deemed necessary by the Chief Credit Officer. Appraisals are reviewed for accuracy and consistency by a third-party specialist, supervised by the Chief Credit Officer, and are selected from the list of approved appraisers maintained by management.

JACKSONVILLE BANCORP, INC.

NOTE 10 – FAIR VALUE (Continued)

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between fair value levels for March 31, 2013 and December 31, 2012, respectively.

Quantitative Information about Level III Fair Value Measurements

The following table presents quantitative information about unobservable inputs for assets measured on a non-recurring basis using Level III measurements for the three months ended March 31, 2013. This quantitative information is the same for each class of loans.

(Dollars in thousands) March 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Impaired loans (collateral-dependent)	$1,260	Market comparable properties	Marketability discount	4.7%
Other real estate owned	9,920	Market comparable properties	Comparability adjustments	11.3

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Impaired loans (collateral-dependent)	$1,520	Market comparable properties	Marketability discount	9.1%
Other real estate owned	6,971	Market comparable properties	Comparability adjustments	10.3

The tables below summarize the outstanding balance, valuation allowance, net carrying amount and period expense related to Level III non-recurring instruments for the three months ended March 31, 2013 and for the year ended December 31, 2012:

(Dollars in thousands) March 31, 2013	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral-dependent)	$3,026	$1,766	$1,260	$598
Other real estate owned	10,524	604	9,920	47

December 31, 2012	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral-dependent)	$2,918	$1,398	$1,520	$8,821
Other real estate owned	7,908	937	6,971	2,789

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$23,961	$23,961	$72,079	$72,079
Securities available-for-sale	91,262	91,262	83,985	83,985
Loans, net	373,169	378,055	377,833	383,987
Federal Home Loan Bank stock	1,579	N/A	1,771	N/A
Independent Bankers’ Bank stock	178	N/A	178	N/A
Accrued interest receivable	2,000	2,000	2,059	2,059

Financial Liabilities:
Deposits	$446,235	$448,405	$490,021	$494,211
Other borrowings	22,371	22,749	22,376	22,802
Subordinated debentures	16,106	8,239	16,090	8,277
Accrued interest payable	215	215	554	554
Interest rate swap	1,197	1,197	1,294	1,294

JACKSONVILLE BANCORP, INC.

NOTE 10 – FAIR VALUE (Continued)

The methods and assumptions not previously presented, used to estimate fair value are described as follows:

Cash and cash equivalents:

The carrying amounts of cash and cash equivalents approximate the fair value and are classified as either Level I or Level II in the fair value hierarchy. As of March 31, 2013 and December 31, 2012, respectively, the breakdown of cash and cash equivalents between Level I and Level II were as follows:

	March 31, 2013		December 31, 2012
(Dollars in thousands)	Level I	Level II	Level I	Level II
Cash and cash equivalents	$22,217	$1,744	$70,335	$1,744

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

Nonmarketable equity securities:

Nonmarketable equity securities include FHLB stock and other nonmarketable equity securities. It is not practicable to determine the fair value of nonmarketable equity securities due to restrictions placed on their transferability.

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

Off-balance sheet instruments:

The fair value of off-balance sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments as of March 31, 2013 was not material.

NOTE 11 – CAPITAL ADEQUACY

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

JACKSONVILLE BANCORP, INC.

NOTE 11 – CAPITAL ADEQUACY (Continued)

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

The Bank was well capitalized as of March 31, 2013 and December 31, 2012. Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the Federal Deposit Insurance Corporation (“FDIC”) prior to accepting or renewing brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had a Memorandum of Understanding (“MoU”) with the FDIC and the Florida Office of Financial Regulation (“OFR”) that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%. On July 13, 2012, the 2008 MoU was replaced by a new MoU (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%. The Bank met the minimum capital requirements of the 2012 MoU as of March 31, 2013 and December 31, 2012, when the Bank had total risk-based capital of 13.13% and 12.70%, respectively, and Tier 1 leverage capital of 8.71% and 8.29% as of the same dates.

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.

The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total capital to risk-weighted assets of at least 8.00%, at least half of which must be Tier 1 capital. As of March 31, 2013 and December 31, 2012, Bancorp met these requirements.

The following tables present the capital ratios and related information for the Company and the Bank as of March 31, 2013 and December 31, 2012, respectively.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$52,449	13.28%	$31,589	8.00%	N/A	N/A
Bank	51,773	13.13	31,554	8.00	$39,442	10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	42,015	10.64	15,794	4.00	N/A	N/A
Bank	46,659	11.83	15,777	4.00	23,665	6.00
Tier 1 (Core) capital to average assets:
Consolidated	42,015	7.82	21,482	4.00	N/A	N/A
Bank	46,659	8.71	21,439	4.00	26,799	5.00

JACKSONVILLE BANCORP, INC.

NOTE 11 – CAPITAL ADEQUACY (Continued)

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$52,194	13.02%	$32,080	8.00%	N/A	N/A
Bank	50,860	12.70	32,047	8.00	$40,058	10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	41,625	10.38	16,040	4.00	N/A	N/A
Bank	45,665	11.40	16,023	4.00	24,035	6.00
Tier 1 (Core) capital to average assets:
Consolidated	41,625	7.54	22,086	4.00	N/A	N/A
Bank	45,665	8.29	22,021	4.00	27,527	5.00

Dividends and Distributions

Dividends received from the Bank historically have been Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt. Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to its shareholders. Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings. Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the Bank’s regulators. The Bank has not paid dividends since October 2009 and cannot currently pay dividends. Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies. Bancorp has relied upon revolving loan agreements with certain of its directors and other related parties to pay its expenses during such time. As of March 31, 2013 and December 31, 2012 there were $1,800 remaining funds available under the Revolvers.

NOTE 12 – SHARE-BASED COMPENSATION

During the year ended December 31, 2012, the Company executed employment agreements with two of its executive officers, Stephen C. Green, President and Chief Executive Officer, and Margaret A. Incandela, Executive Vice President, Chief Operating Officer and Chief Credit Officer, with contemplated equity awards in the form of stock options and/or restricted stock, subject to certain conditions. These conditions included, among other things, (i) the completion and size of the Private Placement and (ii) approval by shareholders of an amendment to the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan, as amended (“Stock Incentive Plan”), to increase the number of shares of common stock available for issuance. These contemplated equity awards are also subject to approval by the Compensation Committee of Bancorp’s Board of Directors.

On February 18, 2013, shareholders approved the amendment to the Stock Incentive Plan to increase the number of shares of common stock available for issuance from 180,000 to 7,000,000, and to eliminate certain minimum vesting conditions for awards of restricted stock and restricted stock units. This amendment was approved in conjunction with the contemplated equity awards agreed upon in the aforementioned executive employment agreements.

In accordance with their respective executive employment agreements, Mr. Green and Ms. Incandela are entitled to receive stock options exercisable for, or in an amount equal to, 2,000,000 and 1,500,000 shares of common stock, respectively. As of March 31, 2013, all of the previously described conditions had been met; however, the Compensation Committee of Bancorp’s Board of Directors has not yet formally approved the grants.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations represents an overview of the consolidated financial condition as of March 31, 2013 and December 31, 2012 and results of operations for the three months ended March 31, 2013 compared to the same period in 2012. This discussion is designed to provide a more comprehensive review of the financial condition and operating results than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the interim financial statements and related footnotes included herein, and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 26, 2013.

General

Jacksonville Bancorp, Inc. (“Bancorp”) was incorporated on October 24, 1997 and was organized to conduct the operations of The Jacksonville Bank (the “Bank”). The Bank is a Florida state-chartered commercial bank that opened for business on May 28, 1999, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a variety of community banking services to businesses and individuals in the greater Jacksonville area of Northeast Florida. During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary. Through Fountain Financial, Inc., and our marketing agreement with New England Financial (an affiliate of MetLife), we are able to meet the investment and insurance needs of our customers. Bancorp, the Bank, and Fountain Financial, Inc. are collectively referred to herein as the “Company.”

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

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses; and maintaining strong asset quality. During the second quarter of 2012, the Company adopted a new overall strategy to accelerate the disposition of substandard assets on an individual customer basis. This strategy is ongoing and supports the continued reduction of problem assets as needed. In addition, the Company has been and will continue to fine tune the current credit processes. The Company is working to reposition its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors and other service industries resulting in greater diversification in our balance sheet mix. The capital received in late 2012 is being deployed into short-term investments to maximize earnings while the desired loan growth is achieved.

Our operations are influenced by local economic conditions and by policies of financial institution regulatory authorities. Fluctuations in interest rates due to factors such as competing financial institutions as well as fiscal policy and the Federal Reserve’s decisions on monetary policies, including interest rate targets, impact interest-earning assets and our cost of funds and, thus, our net interest margin. In addition, the local economy and real estate market of Northeast Florida, and the demand for our products and loans, impact our margin. The local economy and viability of local businesses can also impact the ability of our customers to make payments on loans, thus impacting our loan portfolio. The Company evaluates these factors when valuing its allowance for loan losses. The Company also believes its underwriting procedures are relatively conservative and, as a result, the Company is not being any more affected than the overall market in the current economic downturn. To further supplement the Company’s business strategy, the Bank has adopted a philosophy of seeking and retaining the best available personnel for positions of responsibility, whom we believe will provide us with a competitive edge in the local banking market. Since the retirement of Mr. Price Schwenck, the Company’s former Chief Executive Officer, the Company appointed Stephen C. Green as President and Chief Executive Officer and Margaret A. Incandela as Chief Operating Officer and Chief Credit Officer during 2012 as a means of adding critical management expertise.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Raise Transactions

During 2012, the Company executed a financial advisory agreement with an investment banking firm to assist in raising capital. Efforts to secure additional equity capital were realized on December 31, 2012 with the sale of an aggregate of 50,000 shares of the Company’s Series A Preferred Stock, at a purchase price of $1,000 per share, in the Private Placement. For the year ended December 31, 2012, gross proceeds from the issuance of preferred stock in the amount of $50.0 million, $45.1 million net of offering expenses, were used for general operating expenses, mainly for the subsidiary bank, to improve capital ratios, and will be used to support the Company’s business strategy going forward. Please refer to Note 2 – Capital Raise Transactions in the accompanying notes to the Consolidated Financial Statements for additional information related to the Company’s recent capital raise transactions.

Introduction

The Company’s performance during the periods ended March 31, 2013 and December 31, 2012 is reflective of the current low interest rate environment which has placed significant pressure on our margin, largely on the repricing of our assets. It also demonstrates the continued depressed real estate market that has been ongoing in the market in which the Bank operates.

Comparison of Financial Condition as of March 31, 2013 and December 31, 2012

Total assets decreased $44.2 million, or 7.8%, from $565.1 million as of December 31, 2012 to $520.9 million as of March 31, 2013. The Company experienced a significant decrease in cash and cash equivalents as a result of a reduction in federal funds sold in the amount of $47.3 million due to the purchase of investment securities available-for-sale and the timing of the natural maturity of deposit accounts, particularly time deposits. In addition, the Company experienced a decrease in net loans of $4.7 million, primarily due to foreclosure activities during the three months ended March 31, 2013. These amounts were offset by an increase in securities available-for-sale of $7.3 million, or 8.7%, during the three months ended March 31, 2013.

During the first three months of 2013, investment securities available-for-sale increased from $84.0 million as of December 31, 2012 to $91.3 million as of March 31, 2013. During the three months ended March 31, 2013, the Company purchased $16.3 million in securities and received $6.2 million in proceeds from principal repayments, maturities and calls. In addition, the Company sold securities in the first quarter of 2013 for proceeds of $2.2 million and a $37 thousand realized gain.

Total deposits decreased by $43.8 million, or 8.9%, during the three months ended March 31, 2013, from $490.0 million as of December 31, 2012 to $446.2 million as of March 31, 2013. The following are changes in each of the major deposit categories during the first three months of 2013:

•	Noninterest-bearing deposits decreased $4.7 million, or 5.0%, as a result of natural and expected fluctuations in average account balances slightly offset by organic deposit growth from new customers;

•

Money market, NOW and savings deposits decreased $9.2 million, or 4.6%, largely due to a sizable decline in money market account balances attributable to the loss of a single significant customer during the period;

•

The time deposit portfolio decreased by $29.9 million, or 15.2%, driven primarily by a $19.0 million reduction in national CDs (the Company is not currently offering or renewing national or brokered CDs).

Loans from related parties and FHLB advances and other borrowings remained unchanged during the three months ended March 31, 2013, with loans from related parties of $2.2 million as of March 31, 2013 and December 31, 2012 and FHLB advances and other borrowings of $20.2 million as of the same dates.

Total shareholders’ equity remained relatively consistent during the three months ended March 31, 2013, from $33.6 million as of December 31, 2012 to $33.4 million as of March 31, 2013. This decrease was attributable to a decrease in accumulated comprehensive income of $363 thousand, offset by net income during the three months ended March 31, 2013 of $199 thousand. Total shareholders’ equity did not change as a result of the mandatory conversion of the Company’s preferred stock, Series A (“Series A Preferred Stock”), into approximately 47.6 million shares of common stock and 52.4 million shares of a new class of nonvoting common stock, each class with a par value of $0.01 per share (the “Conversion”). The Conversion resulted in (i) the full balance transfer of the discount due to the beneficial conversion feature on the Series A Preferred Stock from common stock additional paid-in capital to preferred stock in the amount of $31.5 million, (ii) the conversion of the outstanding balance of preferred equity to common equity, resulting in an increase in common stock of

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

$0.5 million, nonvoting common stock of $0.5 million and additional paid-in capital of $49.0 million, and (iii) an increase in the retained deficit of $31.5 million due to the noncash, implied preferred stock dividend recognized in conjunction with the transfer of the discount due to the beneficial conversion feature to preferred stock. In addition to its impact on the retained deficit balance, the noncash, implied preferred stock dividend also reduced net income available to common shareholders in the earnings per share calculation (as discussed below).

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012

Net Income

The Company had net income for the three months ended March 31, 2013 of $199 thousand, compared to $1.3 million of net income for the three months ended March 31, 2012. On a diluted per share basis, the Company had a net loss of $0.61 for the three months ended March 31, 2013, compared to net income of $0.22 for the same period in the prior year. The Company experienced a net loss per diluted common share due to the reduction of net income available to common shareholders in the amount of $31.5 million as a result of the noncash, implied preferred stock dividend recognized in conjunction with the Company’s capital raise transactions and the previously described Conversion.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $5.2 million for the three months ended March 31, 2013, compared to $5.3 million for the same period in 2012. This slight decrease was due to the period-over-period decrease in the average yield on interest-earning assets of 2 basis points, to 4.96% for the three months ended March 31, 2013, as compared to 4.98% for the first three months of 2012.

Total interest income decreased $0.3 million for the three months ended March 31, 2013 when compared to the same period in 2012. This decrease was primarily driven by a decrease in average earning assets, in particular, average loan balances which declined by $63.6 million when compared to the same period in the prior year. The decrease in average loan balances was partially offset by an increase in the average yield on loans to 6.03% for the three months ended March 31, 2013 compared to 5.41% for the three months ended March 31, 2012. The increase in the loan yield was driven by an increase in accretion recognized on acquired loans of approximately $0.4 million as well as a decrease on total nonperforming loans of $29.0 million for the three months ended March 31, 2013 when compared to the same period in 2012.

The average cost of interest-bearing liabilities decreased 9 basis points to 1.11% for the three months ended March 31, 2013 compared to 1.20% for the same period in 2012. The overall decrease in the average cost of interest-bearing deposits reflects an ongoing reduction in interest rates paid on deposits as a result of the re-pricing activities in the current low interest rate environment coupled with an increase in noninterest-bearing deposits to $89.9 million as of March 31, 2013 from $80.8 million as of March 31, 2012.

The net interest margin increased by 11 basis points to 4.08% from 3.97%, when comparing the first three months of 2013 to the same period in the prior year. The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and evaluates rates paid on its core deposits to ensure they remain competitive in the local market environment.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Average Balance Sheet; Interest Rates and Interest Differential:

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

	Three Months Ended March 31,
	2013			2012
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans (1)	$395,589	$5,879	6.03%	$459,166	$6,180	5.41%
Securities
Taxable	74,297	278	1.52	52,354	284	2.18
Tax-exempt(2)	16,889	175	4.20	18,073	190	4.23
Other interest-earning assets(3)	32,816	30	0.37	8,741	17	0.78

Total interest-earning assets	519,591	6,362	4.97	538,334	6,671	4.98

Noninterest-earning assets(4)	18,464			30,184

Total assets	$538,055			$568,518

Interest-bearing liabilities:
Savings deposits	$9,778	$7	0.29%	$11,043	$12	0.44%
NOW deposits	21,693	5	0.09	22,221	7	0.13
Money market deposits	164,115	273	0.67	170,329	346	0.82
Time deposits	178,859	514	1.17	208,161	623	1.20
FHLB advances	20,000	74	1.50	23,499	89	1.52
Federal Reserve and other borrowings(8)	2,211	53	9.72	3,011	66	8.82
Subordinated debt	16,097	207	5.22	16,033	213	5.34
Other interest-bearing liabilities(5)	—	—	—	316	—	—

Total interest-bearing liabilities	412,753	1,133	1.11	454,613	1,356	1.20

Noninterest-bearing liabilities	91,734			84,400
Shareholders’ equity	33,568			29,505

Total liabilities and shareholders’ equity	$538,055			$568,518

Net interest income		$5,229			$5,315

Interest rate spread(6)			3.86%			3.78%

Net interest margin(7)			4.08%			3.97%

(1)	Average loans include nonperforming loans. Interest on loans included loan fees (in thousands) of $70 and $35 for the three months ended March 31, 2013 and 2012, respectively.
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
(8)

Federal Reserve and other borrowings include loans from related parties that pay an annual rate of interest equal to 8% on a quarterly basis of the amount outstanding or an unused revolver fee calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Rate/Volume Analysis:

The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Three Months Ended March 31, 2013 vs. 2012
	Increase (Decrease) Due to(1)
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Loans	$606	$(907)	$(301)
Securities
Taxable	(104)	98	(6)
Tax-exempt	(3)	(12)	(15)
Other interest-earning assets	(13)	25	12

Total interest-earning assets	$486	$(796)	$(310)

Interest-bearing liabilities:
Savings deposits	$(4)	$(1)	$(5)
NOW deposits	(2)	—	(2)
Money market deposits	(61)	(12)	(73)
Time deposits	(24)	(85)	(109)
FHLB advances	(2)	(13)	(15)
Federal Reserve and other borrowings	6	(19)	(13)
Subordinated debt	(7)	1	(6)
Other interest-bearing liabilities	—	—	—

Total interest-bearing liabilities	$(94)	$(129)	$(223)

Net change in net interest income	$580	$(667)	$(87)

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each.

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income remained relatively consistent period-over-period, with $0.4 million in service charges and other income for the three months ended March 31, 2013 and 2012. During the three months ended March 31, 2013, the Company received proceeds of $2.2 million from the sale of municipal securities for a realized gain of $37 thousand included in other income for the period.

Noninterest expense increased to $5.2 million for the three months ended March 31, 2013, compared to $4.4 million for the same period in 2012. This increase was mainly due to an increase in professional fees of $0.3 million and other expenses of $0.5 million, primarily loan-related expenses, while the remainder of the components of noninterest expense remained relatively flat period-over-period.

There was no income tax expense recorded during the three months ended March 31, 2013 and 2012. The Company recorded a full valuation allowance against its deferred taxes as of December 31, 2011. This was substantially due to the fact that it was more-likely-than-not that the benefit would not be realized in future periods due to Section 382 of the Internal Revenue Code. Based on an analysis performed as of March 31, 2013 and December 31, 2012, it was determined that the need for a full valuation allowance still existed.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asset Quality

The Company has identified certain assets as risk elements. These assets include nonperforming loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, troubled debt restructurings, and foreclosed real estate. Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due. These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company’s nonperforming loans, foreclosed assets and troubled debt restructurings as of March 31, 2013 and December 31, 2012 were as follows:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Nonperforming loans:
Commercial real estate	$257	$98
Residential real estate	5,423	4,813
Construction and land real estate	6,014	6,151
Commercial	8,121	11,372
Consumer loans and other	252	246
Loans past due over 90 days still on accrual	—	67

Total nonperforming loans(1)	20,067	22,747
Foreclosed assets, net	9,920	6,971

Total nonperforming assets	29,987	29,718

Performing loans classified as troubled debt restructuring	5,459	4,406
Nonperforming loans classified as troubled debt restructuring(1)	6,047	6,585

Total loans classified as troubled debt restructuring	$11,506	$10,991

Nonperforming loans as a percent of gross loans	5.10%	5.71%
Nonperforming loans and foreclosed assets as a percent of total assets	5.76%	5.26%

(1)	Nonperforming loans classified as troubled debt restructurings are also included in the total nonperforming loans above.

Nonperforming loans decreased to $20.1 million as of March 31, 2013 from $22.7 million as of December 31, 2012. Nonperforming assets remained relatively flat at $30.0 million as of March 31, 2013 compared to $29.7 million as of December 31, 2012.

The Company had loan balances of $11.5 million for customers whose loans were classified as troubled debt restructurings, of which $11.0 million of such loans were included in the impaired loans balance of $16.9 million as of March 31, 2013. Of the loans classified as troubled debt restructurings, $4.8 million were classified as troubled debt restructurings with collateral shortfalls. There were no additional funds committed to customers whose loans were classified as troubled debt restructurings. The troubled debt restructurings that occurred during the three months ended March 31, 2013 included modifications to terms that allowed borrowers to make reduced payments, such as (i) forbearance of payments for a limited period of time with revised payment schedules to coordinate with periods of forbearance, (ii) change from principal and interest payments to interest only payments through maturity, (iii) forgiveness of principal, (iv) reduced principal and interest payments through maturity with an assumption of additional debt to protect the Bank’s collateral position, or (v) proposed forgiveness of principal contingent upon the satisfaction of the modified terms. Principal forgiven in the amount of $565 was offset by existing reserves from purchase accounting adjustments in the amount of $545 which resulted in a net charge-off of $20. Of the $1.8 million allowance for loan losses allocated to impaired loans, the Company has allocated $585 thousand to customers whose loan terms have been modified as troubled debt restructurings with collateral shortfalls and $82 thousand to the remaining troubled debt restructurings. As of March 31, 2013, $6.0 million of loans classified as troubled debt restructurings were on nonaccrual with the remaining $5.5 million still accruing interest.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the three months ended March 31, 2013 and 2012. These loans had a total recorded investment of $5.5 million as of March 31, 2013. These modifications involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time (generally 18 months or less), (ii) adjusting the interest rate to a market interest rate through maturity, or (iii) the addition of periodic principal payments to redress the loan balance as a result of an increase in the amount borrowed.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loans past due still accruing interest as of March 31, 2013 and December 31, 2012 were categorized as follows:

(Dollars in thousands) March 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$2,336	$13	$—	$2,349
Real estate mortgage loans:
Residential	268	811	—	1,079
Commercial	4,318	419	—	4,737
Construction and land	—	—	—	—
Consumer and other loans	81	—	—	81

Total	$7,003	$1,243	$—	$8,246

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$66	$3	$—	$69
Real estate mortgage loans:
Residential	1,750	795	67	2,612
Commercial	699	1,240	—	1,939
Construction and land	—	—	—	—
Consumer and other loans	69	—	—	69

Total	$2,584	$2,038	$67	$4,689

The increase in total loans past due 30-89 days still accruing interest from $4.7 million as of December 31, 2012 to $8.2 million as of March 31, 2013 was driven primarily by several larger loans in process of renewal as well as one relationship that is being orderly liquidated.

The Bank experienced a decrease in adversely classified loans to $36.4 million as of March 31, 2013 compared to $38.8 million as of December 31, 2012. As of March 31, 2013, $19.7 million of the adversely classified loans were from the merger with Atlantic BancGroup, Inc. (“ABI”). The $19.7 million of adversely classified loans from ABI are net of a fair value adjustment of $1.9 million, or 9.01% of the gross contractual amount receivable as of March 31, 2013. In addition, of the $36.4 million adversely classified loans as of March 31, 2013, $20.1 million were nonperforming loans. All adversely classified loans are monitored closely and the majority of these loans are collateralized by real estate.

Loans are impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms. As of March 31, 2013, impaired loans increased by $0.7 million to $16.9 million, compared to $16.2 million as of December 31, 2012. Of the $16.9 million impaired loans as of March 31, 2013, $11.5 million were nonperforming loans of which $1.4 million were loans acquired from the merger with ABI.

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

(Dollars in thousands) March 31, 2013	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total
Nonaccrual	$20,067	$9,942	$8,598	42.8%

Past Due	22,839	8,298	5,342	23.4

Special Mention	23,610	3,633	2,670	11.3
Substandard	36,359	19,684	14,228	39.1
Doubtful	—	—	—	—

	$59,969	$23,317	$16,898	28.2

December 31, 2012	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total
Nonaccrual	$22,681	$12,205	$10,958	48.3%

Past Due	21,917	9,245	8,017	36.6

Special Mention	26,458	6,963	5,069	19.2
Substandard	38,759	20,897	16,909	43.6
Doubtful	—	—	—	—

	$65,217	$27,860	$21,978	33.7

During the three months ended March 31, 2013, the Company experienced an overall reduction in loans acquired from ABI with deteriorated credit quality in terms of the recorded investment in such loans and as a percentage of total loans. When comparing the total percentage of loans acquired from ABI with deteriorated credit quality for special mention and substandard loans to the total special mention and substandard loans of the Company as of March 31, 2013 and December 31, 2012, the percentages reflect an overall reduction to 28.2% as of March 31, 2013, compared to 33.7% as of December 31, 2012. This change was primarily due to the larger portion of foreclosure activity and loan payoffs prior to maturity related to loans acquired with deteriorated credit quality in comparison to total loans.

Our non-accrual loans to total loans remained unfavorable throughout the period when compared to that of our internally defined peer group. This is due to the prolonged and current difficult economic environment in the geographic region in which the Company operates that is impacting our customers’ ability to meet their loan obligations.

The same criteria used for all Company loans greater than 90 days past due and accruing interest applies to loans acquired with deteriorated credit quality. Loans acquired with deteriorated credit quality will be placed on nonaccrual status if the amount and timing of future cash flows cannot be reasonably estimated or if repayment of the loan is expected to be from collateral that has become deficient. As of March 31, 2013, we had loans acquired with deteriorated credit quality on nonaccrual in the amount of $8.6 million as the amount and timing of future cash flows could not be reasonably estimated or the repayment of the loan was expected from collateral that had become deficient.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance and Provision for Loan Losses

The allowance for loan losses decreased by $0.4 million during the first three months of 2013, amounting to $19.8 million as of March 31, 2013, as compared to $20.2 million as of December 31, 2012. The allowance represented approximately 5.04% of total loans as of March 31, 2013 and 5.07% as of December 31, 2012.

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Allowance at beginning of period	$20,198	$13,024

Charge-offs:
Commercial loans	—	—
Real estate mortgage loans	547	124
Consumer and other loans	133	7

Total charge-offs	680	131

Recoveries:
Commercial loans	11	1
Real estate mortgage loans	68	103
Consumer and other loans	6	13

Total recoveries	85	117

Net charge-offs	595	14

Provision for loan losses charged to operating expenses:
Commercial loans	137	68
Real estate mortgage loans	(66)	43
Consumer and other loans	146	(39)

Total provision	217	72

Allowance at end of period	$19,820	$13,082

The slightly smaller allowance for loan losses as of March 31, 2013 compared to December 31, 2012 was driven primarily by the decrease in the amount of allowance needed on loans collectively evaluated for impairment and loans with deteriorated credit quality as the overall balances of such loans decreased during the three months ended March 31, 2013.

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own historical experience as well as industry and economic trends. In calculating the Company’s allowance for loan losses, the Company’s historical loss experience is supplemented with various current and economic trends. These current qualitative factors can include any of the following: changes in volume and severity of past due status, special mention, substandard and nonaccrual loans; levels of any trends in charge-offs and recoveries; changes in nature, volume and terms of loans; changes in lending policies and procedures; changes in lending management and quality of loan review; changes in economic and business conditions; and changes in underlying collateral values and effects of concentrations. There were no changes in the current qualitative factors from December 31, 2012 to March 31, 2013.

As of March 31, 2013, of the $16.1 million of the allowance for loan losses from loans collectively evaluated for impairment, the real estate mortgage loans portfolio segment had total weighted average qualitative factors of 1.26%, or $3.2 million; the commercial loans portfolio segment had total weighted average qualitative factors of 1.30%, or $0.5 million; and the consumer and other loans portfolio segment had total qualitative factors of 0.70%, or $12 thousand. Impaired loans were $16.9 million as of March 31, 2013, of which $1.8 million was specifically allocated to the allowance for loan losses which was deemed appropriate to absorb probable incurred credit losses. Included in the $16.9 million impaired loans balance as of March 31, 2013 were loans acquired from ABI of $1.3 million.

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

the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill. If not, the additional deterioration was recorded as additional provision expense with a corresponding increase to the allowance for loan losses. After the measurement period, any additional impairment above the current carrying discount was recorded as additional provision for loan losses expense with a corresponding increase to the allowance for loan losses. As of March 31, 2013, there were $8.6 million in loans acquired with deteriorated credit quality which were considered impaired.

For loans acquired with deteriorated credit quality that were deemed troubled debt restructurings prior to the Company’s acquisition of them, these loans were not considered troubled debt restructurings as they were accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Subsequent to the acquisition, the same criteria used for all other loans applied to loans acquired with deteriorated credit quality and their treatment as troubled debt restructurings. For the three months ended March 31, 2013, there was one acquired loan with deteriorated credit quality that was deemed a troubled debt restructuring in the amount of $555 thousand.

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

Based on the results of the analysis performed by management as of March 31, 2013, the allowance for loan losses was considered to be adequate to absorb probable incurred credit losses in the portfolio as of that date. As more fully discussed in the “Critical Accounting Policies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates and judgments. Actual results could differ significantly from these estimates and judgments.

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

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

The Bank was well capitalized as of March 31, 2013. Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the FDIC prior to accepting or renewing brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had an MoU with the FDIC and the Florida Office of Financial Regulation that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%. On July 13, 2012, the 2008 MoU was replaced by a new MoU (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%. The Bank met the minimum capital requirements of these memorandums as of March 31, 2013 and December 31, 2012, when the Bank had total risk-based capital of 13.13% and 12.70% and Tier 1 leverage capital of 8.71% and 8.29%, respectively.

In December 2006, bank regulators issued “Joint Guidance on Concentrations in Commercial Real Estate Lending.” This document outlines regulators’ concerns regarding the high level of growth in commercial real estate loans on banks’ balance sheets. Many banks, especially those in Florida, have substantial exposure to commercial real estate loans. The concentration in this category is considered when analyzing the adequacy of the loan loss allowance based on sound, reliable and well-documented information. The Bank’s 2012 MoU with the FDIC also requires us to monitor and reduce our commercial real estate (“CRE”) loan concentrations. As of March 31, 2013 the ratio of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans as a percentage of total risk-based capital was 310.6% compared to 315.50% as of December 31, 2012, both of which exceeded applicable regulatory guidance.

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries. The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total risk-based capital of at least 8.00%, at least half of which must be Tier 1 capital. As of March 31, 2013 and December 31, 2012, Bancorp met these requirements.

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

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

The Dodd–Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) significantly modified the capital rules applicable to the Company and calls for increased capital, generally.

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

Under the Basel III capital rules proposed by the Federal Reserve and the FDIC in June 2012, the risk weights of assets, the definitions of capital and the amounts and types of capital will be changed. Among other things, these proposed rules included the implementation of new capital requirements and the elimination of Tier 1 treatment of trust preferred securities following a phase-in period beginning in 2013. On November 9, 2012, the Federal Reserve and U.S. bank regulatory agencies announced via press release that the implementation of the proposed Basel III rules would be delayed and, therefore, would not go into effect on January 1, 2013. No date or time period for implementation has been subsequently announced.

Dividends and Distributions

Dividends received from the Bank historically have been Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt. Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders. Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings. Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by Law or the bank’s regulators. The Bank has not paid dividends to Bancorp since October 2009 and cannot currently pay dividends, and Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies. Bancorp has relied upon revolving loan agreements with certain of its directors and other related parties to pay its expenses during such time. As of March 31, 2013 and December 31, 2012, there was $1.8 million in remaining funds available under this line of credit.

Liquidity and Capital Resources

Cash Flows

The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances, Federal Reserve Bank borrowings and federal funds purchased. The Company uses cash from these and other sources to fund loans. Any remaining cash is used primarily to reduce borrowings and to purchase investment securities.

Cash Flows from Operating Activities

Net cash from operating activities was $1.1 million and $1.9 million for the three months ended March 31, 2013 and 2012, respectively. Net cash from operating activities was primarily impacted by net income of $0.2 million, adjusted for (i) the net change in accrued interest receivable and other assets of $1.3 million, (ii) net accretion of purchased loans of $0.8 million, (iii) premium amortization for securities, net of accretion, of $0.3 million, and (iv) provision for loan losses of $0.2 million.

Cash Flows from Investing Activities

Net cash used for investing activities was $5.5 million and $11.9 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in cash flows from investing activities was primarily driven by purchases of investment securities in the amount of $16.3 million in the first quarter of 2013, compared to $18.9 million during the same period in the prior year. This decrease was offset by an increase in maturities, prepayments and calls of $3.0 million and current year sales of $2.2 million in the first quarter of 2013 that did not occur in the first quarter of 2012.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flows from Financing Activities

Net cash (used for) from financing activities was $43.8 million and $23.2 million for the three months ended March 31, 2013 and 2012, respectively. The decrease in cash flows was mainly due to $43.8 million in deposit outflows during the three months ended March 31, 2013, as compared to $39.8 million in inflows during the three months ended March 31, 2012. Prior year factors that offset the previously described deposit inflows included $18.6 million outflow from the net change in overnight Federal Home Loan Bank advances and net proceeds from Federal Home Loan Bank fixed rate advances of $2.0 million. Such events did not reoccur in the current year.

Capital Resources

The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold. As of March 31, 2013, the Company had $91.3 million in available-for-sale securities, $14.0 million of which was pledged to the Federal Reserve Bank for the Borrower-in-Custody Program as well as the State of Florida. Scheduled maturities and paydowns of the Company’s investment securities are an additional source of liquidity. The Company also has the ability to convert marketable securities into cash or access new or existing sources of incremental funds if the need should arise.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market deposits.

The Bank has an unsecured federal funds purchased accommodation with its main correspondent bank totaling $10.0 million as of March 31, 2013, all of which was available as of that date. In addition, the Bank has invested in FHLB stock for the purpose of establishing lines of credit with FHLB. This line is collateralized by a lien arrangement on the Bank’s first mortgage loans, second mortgage loans and commercial real estate loans. Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $35.0 million as of March 31, 2013 and had borrowed $20.0 million, leaving $15.0 million available as of the same date. The Bank also has a “Borrower in Custody” line of credit with the Federal Reserve Bank that utilizes excess loan collateral and pledged municipal securities in the amount of $10.7 million. The amount of this line as of March 31, 2013 was $24.4 million, all of which was available as of that date. While these lines of credit were available to the Company as of March 31, 2013, they do not represent legal commitments to extend credit.

The Bank also has access to the nonbrokered national and brokered deposit markets to supplement liquidity needs. As of March 31, 2013, the Bank had $67.9 million in national CDs and $10.4 million in brokered CDs. The Bank has historically utilized brokered deposits, but absent a waiver from the FDIC, could not offer brokered CDs during 2012 as it was not well capitalized until December 31, 2012. Our ability to utilize brokered CDs and the rates we can pay on CDs will be limited if the Bank fails to remain well capitalized for regulatory purposes.

During the year ended December 31, 2011, the Company entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties. Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding. To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding. The Revolvers mature on January 1, 2015. Amounts outstanding under the Revolvers were $2.2 million with $1.8 million remaining available as of March 31, 2013 and December 31, 2012, respectively. In recent years, Bancorp has depended on the Revolvers, in addition to cash on hand and net proceeds from capital raise activities, to pay its operating and interest expenses. Management believes the remaining amount available under the Revolvers as of March 31, 2013 will be sufficient through December 31, 2013.

Historically, the primary source of Bancorp’s income was expected to be dividends from the Bank. A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows: No bank may pay a dividend at any time that the total of net income for the current year, when combined with retained net income from the preceding two years, produces a loss. The Bank met this restriction as of March 31, 2013 as our net income for the three

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

months ended March 31, 2013 combined with retained earnings from the preceding two years produced a loss. The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

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

Contractual Obligations, Commitments and Contingent Liabilities

The Company has various financial obligations, including contractual obligations and commitments that are expected to require future cash payments. Management believes that there have been no material changes in the Company’s overall level of these financial obligations since December 31, 2012 and that any changes in the Company’s obligations which have occurred are routine for the industry. Further discussion of the nature of each type of obligation is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 26, 2013.

Off-Balance Sheet Arrangements

Management believes that there have been no material changes in off-balance sheet arrangements and related risks since the Company’s disclosure in its Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 26, 2013.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and requires management’s most difficult, subjective or complex judgments. The circumstances that make these judgments difficult, subjective or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. The following is a brief description of the Company’s critical accounting estimates involving significant valuation judgments.

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

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Deferred Income Taxes:

Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income. From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against our deferred tax asset as of December 31, 2011 and December 31, 2012. The Company performed an analysis as of March 31, 2013 and determined the need for a valuation allowance still existed. To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once the Company can demonstrate a sustainable return to profitability and conclude that it is more-likely-than-not that the deferred tax asset will be utilized prior to expiration.

Additional information with regard to the Company’s methodology and reporting of its critical accounting policies and associated estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 26, 2013.

Recently Issued Accounting and Reporting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that finalized previously deferred guidance related to the report of amounts reclassified out of accumulated other comprehensive income. The amendments in this update do not alter current requirements for reporting net income or other comprehensive income in the consolidated financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity must present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income either on the face of the statement where net income is presented or in the accompanying notes to the Consolidated Financial Statements. This requirement is only applicable if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. Alternatively, amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This standard is effective prospectively for reporting periods beginning after December 15, 2012. Early adoption is permitted. To comply with the amended guidance, the Company has disclosed additional information pertaining to the components of accumulated other comprehensive income and reclassifications out of accumulated other comprehensive income in Note 9—Shareholders’ Equity in the accompanying notes to the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management believes that there have been no material changes in quantitative and qualitative disclosures about market risk since the Company’s disclosure in its Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 26, 2013.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Based upon management’s evaluation of those controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q, the Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls

In the ordinary course of business, the Company may routinely modify, upgrade and enhance its internal controls and procedures for financial reporting. In an effort to improve internal control over financial reporting, Bancorp continues to

JACKSONVILLE BANCORP, INC.

Item 4.	Controls and Procedures (Continued)

emphasize the importance of identifying areas for improvement and to create and implement new policies and procedures where deficiencies exist. There have been no changes in the Company’s internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

(c)	Limitations on the Effectiveness of Controls

Bancorp’s management, including our Chief Executive Officer, Chief Financial Officer and Chief Operating Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.

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

Management believes that there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 26, 2013.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

Exhibit No. 2.1	Agreement and Plan of Merger by and between Atlantic BancGroup, Inc. and Jacksonville Bancorp, Inc., dated as of May 10, 2010 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

Exhibit No. 2.1a	First Amendment to Agreement and Plan of Merger by and between Atlantic BancGroup, Inc. and Jacksonville Bancorp, Inc., dated as of September 20, 2010 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on September 20, 2010, File No. 000-30248).

Exhibit No. 3.1	Amended and Restated Articles of Incorporation of Jacksonville Bancorp, Inc., as amended through September 27, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on November 14, 2012, File No. 000-30248).

Exhibit No. 3.1a	Articles of Amendment to the Amended and Restated Articles of Incorporation Designating Series B Preferred Stock, effective as of December 27, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

Exhibit No. 3.1b	Articles of Amendment to the Amended and Restated Articles of Incorporation Designating Series A Preferred Stock, effective as of December 27, 2012 (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

Exhibit No. 3.1c	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of February 19, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 20, 2013, File No. 000-30248).

Exhibit No. 3.1d	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of April 23, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on April 24, 2013, File No. 000-30248).

Exhibit No. 3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on November 17, 2010, File No. 000-30248).

Exhibit No. 3.2a	First Amendment to Amended and Restated Bylaws of Jacksonville Bancorp, Inc., effective as of March 21, 2013 (incorporated herein by reference to Exhibit 3.2a of the Registrant’s Form 10-K filed on March 26, 2013, File No. 000-30248).

Exhibit No. 31.1	Certification of Chief Executive Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 31.2	Certification of Chief Operating Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 31.3	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

JACKSONVILLE BANCORP, INC.

Exhibit No.	Description of Exhibit

Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 *

Exhibit No. 101.INS	XBRL Instance Document(1)*

Exhibit No. 101.SCH	XBRL Schema Document(1)*

Exhibit No. 101.CAL	XBRL Calculation Linkbase Document(1)*

Exhibit No. 101.DEF	XBRL Definition Linkbase Document(1)*

Exhibit No. 101.LAB	XBRL Label Linkbase Document(1)*

Exhibit No. 101.PRE	XBRL Presentation Linkbase Document(1)*

(1)	These interactive data files will not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.
*	Included herewith.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Date: May 9, 2013	By:	/S/ STEPHEN C. GREEN
Stephen C. Green
President and Chief Executive Officer
And Director
(Principal executive officer)

Date: May 9, 2013	By:	/S/ MARGARET A. INCANDELA
Margaret A. Incandela
Executive Vice President, Chief Operating
Officer and Chief Credit Officer
(Principal executive officer)

Date: May 9, 2013	By:	/S/ VALERIE A. KENDALL
Valerie A. Kendall
Executive Vice President and
Chief Financial Officer
(Principal financial officer and
principal accounting officer)

JACKSONVILLE BANCORP, INC.

EXHIBIT INDEX

Exhibit No. 2.1	Agreement and Plan of Merger by and between Atlantic BancGroup, Inc. and Jacksonville Bancorp, Inc., dated as of May 10, 2010 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

Exhibit No. 2.1a	First Amendment to Agreement and Plan of Merger by and between Atlantic BancGroup, Inc. and Jacksonville Bancorp, Inc., dated as of September 20, 2010 (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on September 20, 2010, File No. 000-30248).

Exhibit No. 3.1	Amended and Restated Articles of Incorporation of Jacksonville Bancorp, Inc., as amended through September 27, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on November 14, 2012, File No. 000-30248).

Exhibit No. 3.1a	Articles of Amendment to the Amended and Restated Articles of Incorporation Designating Series B Preferred Stock, effective as of December 27, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

Exhibit No. 3.1b	Articles of Amendment to the Amended and Restated Articles of Incorporation Designating Series A Preferred Stock, effective as of December 27, 2012 (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

Exhibit No. 3.1c	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of February 19, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 20, 2013, File No. 000-30248).

Exhibit No. 3.1d	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of April 23, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on April 24, 2013, File No. 000-30248).

Exhibit No. 3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on November 17, 2010, File No. 000-30248).

Exhibit No. 3.2a	First Amendment to Amended and Restated Bylaws of Jacksonville Bancorp, Inc., effective as of March 21, 2013 (incorporated herein by reference to Exhibit 3.2a of the Registrant’s Form 10-K filed on March 26, 2013, File No. 000-30248).

Exhibit No. 31.1	Certification of Chief Executive Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 31.2	Certification of Chief Operating Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 31.3	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 *

Exhibit No. 101.INS	XBRL Instance Document(1)*

Exhibit No. 101.SCH	XBRL Schema Document(1)*

Exhibit No. 101.CAL	XBRL Calculation Linkbase Document(1)*

Exhibit No. 101.DEF	XBRL Definition Linkbase Document(1)*

Exhibit No. 101.LAB	XBRL Label Linkbase Document(1)*

Exhibit No. 101.PRE	XBRL Presentation Linkbase Document(1)*

(1)	These interactive data files will not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.
*	Included herewith.