Form 10-Q
period 2013-06-30
JACKSONVILLE BANCORP INC /FL/
filed 2013-08-09
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2013           .

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

As of July 31, 2013, the latest practicable date, there were 53,531,627 shares of the Registrant’s common stock outstanding and 52,360,000 shares of the Registrant’s nonvoting common stock outstanding.

JACKSONVILLE BANCORP, INC.

JACKSONVILLE BANCORP, INC.

SPECIAL CAUTIONARY NOTICE REGARDING
FORWARD-LOOKING STATEMENTS

Various of the statements contained in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2012, Current Reports on Form 8-K, and reports to shareholders are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

All forward-looking statements that are made by or attributable to the Company are qualified in their entirety by and should be read in conjunction with this cautionary notice and the risks described or referred to in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2013, in Item 1A – Risk Factors of this report, and in the Company’s other filings with the SEC.

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Cash and due from financial institutions	$16,256	$14,587
Federal funds sold	26,543	57,492
Cash and cash equivalents	42,799	72,079
Securities available-for-sale	83,234	83,985
Loans, net of allowance for loan losses of $17,303 and $20,198 as of June 30, 2013 and December 31, 2012, respectively	364,649	377,833
Premises and equipment, net	6,713	6,952
Bank-owned life insurance	9,862	9,797
Federal Home Loan Bank stock, at cost	1,579	1,771
Other real estate owned, net	9,142	6,971
Accrued interest receivable	1,929	2,059
Other intangible assets, net	1,045	1,260
Other assets	1,481	2,350
Total assets	$522,433	$565,057

LIABILITIES
Deposits
Noninterest-bearing demand deposits	$105,182	$94,575
Money market, NOW and savings deposits	188,683	198,395
Time deposits	155,389	197,051
Total deposits	449,254	490,021
Loans from related parties	2,200	2,200
Federal Home Loan Bank advances and other borrowings	20,165	20,176
Subordinated debentures	16,122	16,090
Accrued expenses and other liabilities	2,659	2,994
Total liabilities	490,400	531,481

SHAREHOLDERS' EQUITY
Preferred stock	-	18,536
Common stock, $.01 par value, 53,531,627 and 5,890,880 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	535	59
Nonvoting common stock, $.01 par value, 52,360,000 and no shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	524	-
Additional paid–in capital	132,868	83,834
Retained earnings (deficit)	(101,500)	(70,264)
Accumulated other comprehensive (loss) income	(394)	1,411
Total shareholders’ equity	32,033	33,576
Total liabilities and shareholders’ equity	$522,433	$565,057

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest and dividend income:
Loans, including fees	$5,317	$5,951	$11,196	$12,131
Taxable securities	301	309	579	593
Tax-exempt securities	157	190	332	380
Federal funds sold and other	22	24	52	41
Total interest income	5,797	6,474	12,159	13,145

Interest expense:
Deposits	754	1,018	1,553	2,006
Federal Reserve and other borrowings	54	67	107	133
Federal Home Loan Bank advances	75	80	149	169
Subordinated debentures	206	211	413	424
Total interest expense	1,089	1,376	2,222	2,732

Net interest income	4,708	5,098	9,937	10,413
Provision for loan losses	(484)	11,584	(267)	11,656
Net interest income (loss) after provision for loan losses	5,192	(6,486)	10,204	(1,243)

Noninterest income:
Service charges on deposit accounts	188	193	395	395
Other income	189	97	406	332
Total noninterest income	377	290	801	727

Noninterest expense:
Salaries and employee benefits	2,006	2,022	4,053	4,071
Occupancy and equipment	634	656	1,307	1,234
Regulatory assessments	205	217	403	442
Data processing	459	338	899	630
Advertising and business development	80	170	174	287
Professional fees	452	274	924	472
Telephone expense	90	94	177	186
Other real estate owned expense	808	1,337	1,115	1,714
Other	806	548	1,725	1,012
Total noninterest expense	5,540	5,656	10,777	10,048
Net income (loss) before income taxes	29	(11,852)	228	(10,564)
Income tax benefit	-	(30)	-	(30)
Net income (loss)	$29	$(11,822)	$228	$(10,534)
Noncash, implied preferred stock dividend	-	-	(31,464)	-
Net income (loss) available to common shareholders	$29	$(11,822)	$(31,236)	$(10,534)
Weighted average common shares outstanding:
Basic shares	105,890,929	5,890,136	78,819,082	5,889,979
Dilutive stock options	27,747	-	-	-
Diluted shares	105,918,676	5,890,136	78,819,082	5,889,979
Earnings (loss) per common share:
Basic	$0.00	$(2.01)	$(0.40)	$(1.79)
Diluted	$0.00	$(2.01)	$(0.40)	$(1.79)

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net income (loss)	$29	$(11,822)	$228	$(10,534)
Other comprehensive (loss) income:
Change in unrealized holding (losses) gains on available-for-sale securities	(1,759)	298	(2,182)	354
Net unrealized derivative gains (losses) on cash flow hedge	326	(220)	423	(125)
Reclassification adjustment for net gains on investments realized in earnings	(9)	-	(46)	-
Other comprehensive (loss) income	(1,442)	78	(1,805)	229
Tax effect	-	(29)	-	(86)
Other comprehensive (loss) income, net of tax effect	(1,442)	49	(1,805)	143
Total comprehensive loss	$(1,413)	$(11,773)	$(1,577)	$(10,391)

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

			Nonvoting				Additional	Retained	Accumulated Other
	Common Stock		Common Stock		Preferred Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Balance as of December 31, 2011	5,889,822	$59	-	$-	-	$-	$55,383	$(27,216)	$1,118	$29,344
Net loss								(43,048)		(43,048)
Other comprehensive income									293	293
Total comprehensive loss										(42,755)
Vesting of restricted stock	1,058	0					0			0
Issuance of preferred stock, Series B, net					5,000	4,863				4,863
Exchange of preferred stock, Series B, for preferred stock, Series A					-	(4,863)				(4,863)
Issuance of preferred stock, Series A, net					45,000	50,000	(3,060)			46,940
Discount on preferred stock, Series A beneficial conversion feature						(31,464)	31,464			-
Share-based compensation expense							47			47
Balance as of December 31, 2012	5,890,880	$59	-	$-	50,000	$18,536	$83,834	$(70,264)	$1,411	$33,576
Net income								228		228
Other comprehensive loss									(1,805)	(1,805)
Total comprehensive loss										(1,577)
Vesting of restricted stock	747	0					0			0
Accretion of discount on preferred stock, Series A						31,464		(31,464)		-
Conversion of preferred stock, Series A, to common stock and nonvoting common stock	47,640,000	476	52,360,000	524	(50,000)	(50,000)	49,000			-
Share-based compensation expense							34			34
Balance as of June 30, 2013	53,531,627	$535	52,360,000	$524	-	$-	$132,868	$(101,500)	$(394)	$32,033

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$228	$(10,534)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	348	288
Net amortization of deferred loan fees	6	(15)
Provision for loan losses	(267)	11,656
Premium amortization for securities, net of accretion	533	405
Net realized gain on sale of securities	(46)	-
Net accretion of purchase accounting adjustments	(1,068)	(773)
Net gain on sale of other real estate owned	(84)	(1)
Write-down of other real estate owned	472	1,401
Earnings on bank-owned life insurance	(65)	(140)
Loss on disposal of premises and equipment	1	-
Share-based compensation	34	25
Net change in:
Accrued interest receivable and other assets	993	983
Accrued expenses and other liabilities	88	307
Net cash from operating activities	1,173	3,602

Cash flows from investing activities:
Available-for-sale securities:
Sales	4,167	-
Maturities, prepayments and calls	13,218	6,019
Purchases	(19,349)	(31,342)
Loan (originations) payments, net	11,178	3,942
Proceeds from sale of other real estate owned	969	1,240
Additions to premises and equipment, net	(103)	(138)
Purchase of Federal Home Loan Bank stock, net of redemptions	192	714
Net cash from (used for) investing activities	10,272	(19,565)

Cash flows from financing activities:
Net change in deposits	(40,725)	47,916
Net change in overnight Federal Home Loan Bank advances	-	(18,600)
Proceeds from related party transactions	-	395
Proceeds from Federal Home Loan Bank fixed rate advances	-	15,000
Repayment of Federal Home Loan Bank fixed rate advances	-	(13,000)
Net cash (used for) from financing activities	(40,725)	31,711

Net change in cash and cash equivalents	(29,280)	15,748
Cash and cash equivalents at beginning of period	72,079	9,955
Cash and cash equivalents at end of period	$42,799	$25,703

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2013	2012

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$2,615	$2,992
Income taxes	-	-

Supplemental schedule of noncash investing activities:
Acquisition of other real estate owned	$3,690	$2,079

Supplemental schedule of noncash financing activities:
Implied preferred stock dividend	$31,464	$-

See accompanying notes to Consolidated Financial Statements.

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

The consolidated financial information included herein as of and for the periods ended June 30, 2013 and 2012 is unaudited.  Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods.  The December 31, 2012 consolidated balance sheet was derived from the Company’s December 31, 2012 audited Consolidated Financial Statements.

Nature of Operations

Bancorp is a financial holding company headquartered in Jacksonville, Florida, that currently provides financial services through eight full-service branches in Jacksonville and Jacksonville Beach, Duval County, Florida, as well as its virtual branch.  The Company’s primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans.  Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.  For further information, please refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 26, 2013.

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

NOTE 1 – BASIS OF PRESENTATION (Continued)

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

For the six months ended June 30, 2013 and 2012, there were no credit losses recognized in earnings related to investment securities.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and allowance for loan losses.  Interest income is accrued on the unpaid principal balance of the loans.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level‑yield method without anticipating prepayments.

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

At times, the Company will charge off a portion of a nonperforming or impaired loan versus recording a specific reserve. The decision to charge off a portion of the loan is based on specific facts and circumstances unique to each loan.  General criteria considered are: the probability that the Company will foreclose on the property, the value of the underlying collateral compared to the principal amount outstanding on the loan and the personal guarantees associated with the loan.  For the six months ended June 30, 2013 and 2012, partial charge-offs were $1,918 and $2,578, respectively, on nonperforming and impaired loans of $5,480 and $7,661, respectively. For the year ended December 31, 2012, partial charge-offs were $8,984 on nonperforming and impaired loans of $20,446.

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

NOTE 1 – BASIS OF PRESENTATION (Continued)

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

Overdrawn customer checking accounts are reclassified as commercial loans and are evaluated on an individual basis for collectability.  These balances are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful. As of June 30, 2013 and December 31, 2012, overdrawn customer checking accounts reclassified as commercial loans were $76 and $188, respectively.

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

The Company’s policy for assessing loans for impairment is the same for all classes of loans and is included in our allowance for loan losses policy.  The Company classifies a loan as impaired when it is probable that the Company will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement.  An impairment determination is performed utilizing the following general factors:  (i) a risk rating of substandard or doubtful, (ii) a loan amount greater than $100, and/or (iii) the loan is 90 days past due or more.  In addition, the Company also considers the following: the financial condition of the borrower, the Company’s best estimate of the direction and magnitude of any future changes in the borrower’s financial condition, the fair value of collateral if the loan is collateral dependent, the loan’s observable market price, expected future cash flow and, if a purchased loan, the amount of the remaining unaccreted carrying discount.  For loans acquired in the acquisition of ABI, if the loss was attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill.  If not, the additional deterioration was recorded as additional provision expense with a corresponding increase in the allowance for loan losses.  After the measurement period, any additional impairment above the current carrying discount is recorded as additional provision expense with a corresponding increase in the allowance for loan losses.

NOTE 1 – BASIS OF PRESENTATION (Continued)

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

NOTE 1 – BASIS OF PRESENTATION (Continued)

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

Recently Issued Accounting and Reporting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that finalized previously deferred guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income.  The amendments in this update do not alter current requirements for reporting net income or other comprehensive income in the consolidated financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity must present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income either on the face of the statement where net income is presented or in the accompanying notes to the Consolidated Financial Statements.  This requirement is only applicable if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  Alternatively, amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This standard is effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption was permitted.  To comply with the amended guidance, the Company has disclosed additional information pertaining to the components of accumulated other comprehensive income and reclassifications out of accumulated other comprehensive income in Note 9—Shareholders’ Equity in the accompanying notes to the Consolidated Financial Statements.

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

On December 31, 2012, Bancorp entered into an amended and restated stock purchase agreement (the “Restated Stock Purchase Agreement”) with CapGen and 29 other accredited investors for the sale of 50,000 shares of Series A Preferred Stock at a price of $1,000 per share, subject to the terms and conditions contained in the Restated Stock Purchase Agreement.  The Private Placement closed on the same date for an aggregate of $50,000.  Included in the 50,000 shares of Series A Preferred Stock sold in the Private Placement were 5,000 shares of Series A Preferred Stock issued to CapGen in exchange for the 5,000 shares of Series B Preferred Stock purchased by CapGen in the Series B Sale, pursuant to an amended and restated exchange agreement between Bancorp and CapGen dated December 31, 2012.  Also included in the shares sold in the Private Placement was an aggregate of 2,265 shares of Series A Preferred Stock sold through individual subscription agreements to certain of Bancorp’s directors, executive officers and other related parties (the “Subscribers”) for consideration of an aggregate of $465 in cash and $1,800 in the cancellation of outstanding debt under the Company’s revolving loan agreements held by certain of the Subscribers and/or their related interests.  As a result of this transaction, no one entity owns more than 50% of Bancorp’s voting equity.

NOTE 2 – CAPITAL RAISE TRANSACTIONS (Continued)

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

Immediately prior to the closing of the Private Placement, the Bank sold $25,134 of other real estate owned, nonaccrual loans, loans with a history of being past due, and other loans that were part of an overall customer relationship to a real estate investment firm, who was also an investor in the Private Placement, for a purchase price of $11,705 (the “Asset Sale”).  Total assets sold in the Asset Sale included loans of $24,601 and other real estate owned of $533.  Total proceeds of $11,705 included proceeds from the sale of loans of $11,313 and proceeds from the sale of other real estate owned of $392.  Please refer to Note 4—Loans and Allowance for Loan Losses for additional information related to loans sold in the Asset Sale.

Management’s Plan

The Company’s strategic initiatives address the actions necessary to restore profitability and achieve full compliance with all outstanding regulatory agreements.  In addition to the capital raise transactions and Asset Sale described in the preceding paragraphs, management has also pursued, and will continue to pursue, various options to aid in the steady improvement of the Company’s financial condition and results of operations.

During the second quarter of 2012, the Company adopted a strategy to accelerate the disposition of substandard assets on an individual customer basis.  This strategy materially impacted the Company’s earnings for the year ended December 31, 2012 as a result of the increased provision for loan losses, expenses related to protecting our collateral position, and aggressively pursuing foreclosure actions when necessary.  Additionally, the aggressive pursuit of foreclosure actions resulted in an increase in other real estate owned expenses during the same period.

In the first half of 2013 and looking forward, the Company intends to maintain the quality of its loan portfolio by improving the overall credit process including, but not limited to, loan origination disciplines, stricter underwriting criteria, and succinct funding and onboarding processes.  In addition, the Company is working to reposition its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors and other service industries resulting in greater diversification in our balance sheet.  Such improvements have not yet impacted our financial statements but are expected to in future periods.

NOTE 3 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio as of June 30, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2013
Available-for-sale:
U.S. government-sponsored entities and agencies	$8,815	$261	$(46)	$9,030
State and political subdivisions	13,307	827	(89)	14,045
Mortgage-backed securities - residential	25,741	767	(140)	26,368
Collateralized mortgage obligations	31,001	153	(469)	30,685
Corporate bonds	3,042	70	(6)	3,106
Total available-for-sale securities	$81,906	$2,078	$(750)	$83,234

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012
Available-for-sale:
U.S. government-sponsored entities and agencies	$10,286	$205	$-	$10,491
State and political subdivisions	16,598	1,568	-	18,166
Mortgage-backed securities - residential	32,148	1,504	(6)	33,646
Collateralized mortgage obligations	19,349	201	(23)	19,527
Corporate bonds	2,048	107	-	2,155
Total available-for-sale securities	$80,429	$3,585	$(29)	$83,985

As of June 30, 2013 and December 31, 2012, the Company’s investment securities portfolio did not include any held-to-maturity securities.

The following table summarizes the proceeds from sales of available-for-sale securities and the associated gains and losses for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross gains	$42	$-	$79	$-
Gross losses	(33)	-	(33)	-
Net gain	$9	$-	$46	$-

Proceeds	$1,993	$-	$4,167	$-

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

(Dollars in thousands) June 30, 2013	Amortized Cost	Fair Value
Available-for-sale:
Within one year	$-	$-
One to five years	2,773	2,871
Five to ten years	4,041	4,084
Beyond ten years	18,350	19,226
Mortgage-backed securities – residential	25,741	26,368
Collateralized mortgage obligations	31,001	30,685
Total	$81,906	$83,234

NOTE 3 - INVESTMENT SECURITIES (Continued)

The following table summarizes the investment securities with unrealized losses as of June 30, 2013 and December 31, 2012 listed by aggregated major security type and length of time in a continuous unrealized loss position:

(Dollars in thousands)	Less Than 12 Months		12 Months or Longer		Total
June 30, 2013	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
U.S. government-sponsored entities and agencies	$954	$(46)	$-	$-	$954	$(46)
State and political subdivisions	990	(89)	-	-	990	(89)
Mortgage backed securities – residential	4,298	(140)	-	-	4,298	(140)
Collateralized mortgage obligations	20,746	(469)	-	-	20,746	(469)
Corporate bonds	994	(6)	-	-	994	(6)
Total available-for-sale securities	$27,982	$(750)	$-	$-	$27,982	$(750)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
U.S. government-sponsored entities and agencies	$-	$-	$-	$-	$-	$-
State and political subdivisions	-	-	-	-	-	-
Mortgage backed securities – residential	1,289	(6)	-	-	1,289	(6)
Collateralized mortgage obligations	6,821	(23)	-	-	6,821	(23)
Corporate bonds	-	-	-	-	-	-
Total available-for-sale securities	$8,110	$(29)	$-	$-	$8,110	$(29)

As of June 30, 2013 and December 31, 2012, the Company’s security portfolio consisted of $83,234 and $83,985, respectively, of available-for-sale securities, of which $27,982 and $8,110 were in an unrealized loss position for the related periods.  The unrealized losses were related to all securities types held by the Company, as discussed below.

U.S. Government-Sponsored Entities and Agency Securities (“U.S. Agency Securities”):
All of the U.S. Agency Securities held by the Company were issued by U.S. government-sponsored entities and agencies. As of June 30, 2013 and December 31, 2012, U.S. Agency Securities with unrealized losses were one and none, respectively.  As of June 30, 2013 and December 31, 2012, these securities had depreciated 4.62% and 0.00%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

State and Political Securities (“Municipal Bonds”):
All of the Municipal Bonds held by the Company were issued by a state, city or other local government and represent general obligations of the issuer that are secured by specified revenues.  As of June 30, 2013 and December 31, 2012, Municipal Bonds with unrealized losses were two and none, respectively.  As of June 30, 2013 and December 31, 2012, these securities had depreciated 8.29% and 0.00%, respectively, from the Company’s amortized cost basis. The decline in fair value was primarily attributable to changes in interest rates rather than the ability or willingness of the municipality to repay.

Mortgage-backed Securities – Residential (“Mortgage-backed Securities”):
All of the Mortgage-backed Securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae and Fannie Mae, institutions which have the full faith and credit of the U.S. government.  As of June 30, 2013 and December 31, 2012, Mortgage-backed Securities with unrealized losses were four and one, respectively.  As of June 30, 2013 and December 31, 2012, these securities had depreciated 3.15% and 0.44%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

Collateralized Mortgage Obligations:
All of the collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, an institution which has the full faith and credit of the U.S. government.  As of June 30, 2013 and December 31, 2012, collateralized mortgage obligations with unrealized losses were sixteen and five, respectively.  As of June 30, 2013 and December 31, 2012, these securities had depreciated 2.21% and 0.34%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

NOTE 3 - INVESTMENT SECURITIES (Continued)

Corporate Bonds:
All of the corporate bonds held by the Company were debt obligations issued by corporations, with no inherent claim to ownership.  As of June 30, 2013 and December 31, 2012, corporate bonds with unrealized losses were one and none, respectively.  As of June 30, 2013 and December 31, 2012, these securities had depreciated 0.64% and 0.00%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not the credit quality of the issuer.

Other-Than-Temporary Impairment

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired as of June 30, 2013 and December 31, 2012.

For the six months ended June 30, 2013 and 2012, there were no credit losses recognized in earnings related to investment securities.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans as of June 30, 2013 and December 31, 2012 were as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Commercial loans	$43,071	$37,760
Real estate mortgage loans:
Residential	75,360	80,314
Commercial	228,202	239,839
Construction and land	33,353	37,557
Consumer and other loans	2,179	2,768
Loans, gross	382,165	398,238
Less:
Net deferred loan fees	(213)	(207)
Allowance for loan losses	(17,303)	(20,198)
Loans, net	$364,649	$377,833

Loans acquired as a result of the merger with ABI were recorded at fair value on the date of acquisition.  The amounts reported in the table above are net of the fair value adjustments.  The tables below reflect the contractual amount of purchased loans less the discount to principal balances remaining from these fair value adjustments by class of loan as of June 30, 2013 and December 31, 2012.  This discount will be accreted into interest income as deemed appropriate over the remaining term of the related loans.

(Dollars in thousands)	Gross Contractual
June 30, 2013	Amount Receivable	Discount	Carrying Balance
Commercial loans	$2,400	$196	$2,204
Real estate mortgage loans:
Residential	25,928	1,578	24,350
Commercial	46,972	3,338	43,634
Construction and land	8,247	706	7,541
Consumer and other loans	512	8	504
Total	$84,059	$5,826	$78,233

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Gross Contractual
December 31, 2012	Amount Receivable	Discount	Carrying Balance
Commercial loans	$2,592	$226	$2,366
Real estate mortgage loans:
Residential	32,383	2,541	29,842
Commercial	52,660	3,833	48,827
Construction and land	13,193	1,753	11,440
Consumer and other loans	662	13	649
Total	$101,490	$8,366	$93,124

The Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk.  The three portfolio segments identified by the Company are described below.

Commercial Loans:
Commercial loans are primarily underwritten on the basis of the borrowers’ ability to service such debt from income.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  As a general practice, we take as collateral a security interest in any available real estate, equipment, or other chattel, although loans may also be made on an unsecured basis.  Collateralized working capital loans typically are secured by short-term assets whereas long-term loans are primarily secured by long-term assets.  Risk is mitigated by the diversity and number of borrowers.

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2013 and 2012 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2013	2012	2013	2012

Allowance at beginning of period	$19,820	$13,082	$20,198	$13,024

Charge-offs:
Commercial loans	64	477	64	477
Real estate mortgage loans	2,042	3,614	2,589	3,738
Consumer and other loans	40	19	173	26
Total charge-offs	2,146	4,110	2,826	4,241

Recoveries:
Commercial loans	59	4	70	5
Real estate mortgage loans	29	72	97	175
Consumer and other loans	25	15	31	28
Total recoveries	113	91	198	208

Net charge-offs	2,033	4,019	2,628	4,033

Provision for loan losses charged to operating expenses:
Commercial loans	78	927	215	995
Real estate mortgage loans	(563)	10,640	(629)	10,683
Consumer and other loans	1	17	147	(22)
Total provision	(484)	11,584	(267)	11,656

Allowance at end of period	$17,303	$20,647	$17,303	$20,647

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)		Real Estate	Consumer
June 30, 2013	Commercial Loans	Mortgage Loans	and Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$201	$827	$234	$1,262
Collectively evaluated for impairment	1,088	14,015	90	15,193
Loans acquired with deteriorated credit quality	-	848	-	848
Total ending allowance balance	$1,289	$15,690	$324	$17,303
Loans:
Loans individually evaluated for impairment	$279	$16,051	$234	$16,564
Loans collectively evaluated for impairment	42,695	296,535	1,943	341,173
Loans acquired with deteriorated credit quality	97	24,329	2	24,428
Total ending loans balance	$43,071	$336,915	$2,179	$382,165

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

		Real Estate	Consumer
December 31, 2012	Commercial Loans	Mortgage Loans	and Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$29	$1,168	$242	$1,439
Collectively evaluated for impairment	1,039	15,529	77	16,645
Loans acquired with deteriorated credit quality	-	2,114	-	2,114
Total ending allowance balance	$1,068	$18,811	$319	$20,198
Loans:
Loans individually evaluated for impairment	$89	$15,907	$242	$16,238
Loans collectively evaluated for impairment	37,574	309,434	2,522	349,530
Loans acquired with deteriorated credit quality	97	32,369	4	32,470
Total ending loans balance	$37,760	$357,710	$2,768	$398,238

The following table presents loans individually evaluated for impairment, by class of loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial loans	$78	$78	$-	$159	$59	$-
Real estate mortgage loans:
Residential	1,145	791	-	746	402	-
Commercial	9,524	6,615	-	9,669	5,801	-
Construction and land	4,094	2,992	-	11,365	5,270	-
Consumer and other loans	-	-	-	-	-	-
With an allowance recorded:
Commercial loans	$203	$201	$201	$33	$30	$29
Real estate mortgage loans:
Residential	2,006	1,964	502	499	447	297
Commercial	2,257	2,168	251	5,751	3,506	590
Construction and land	3,866	1,521	74	500	481	281
Consumer and other loans	244	234	234	242	242	242

Total	$23,417	$16,564	$1,262	$28,964	$16,238	$1,439

The following table presents the average recorded investment in impaired loans and the related interest income recognized during impairment for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
(Dollars in thousands)	Average Impaired Loans	Interest Income	Cash- Basis	Average Impaired Loans	Interest Income	Cash- Basis
Commercial loans	$262	$-	$-	$172	$-	$-
Real estate mortgage loans:
Residential	2,090	-	-	1,736	-	-
Commercial	9,230	49	52	9,210	99	100
Construction and land	4,735	9	8	4,263	9	8
Consumer and other loans	245	-	-	244	-	-
Total	$16,562	$58	$60	$15,625	$108	$108

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
	Average Impaired Loans	Interest Income	Cash- Basis	Average Impaired Loans	Interest Income	Cash- Basis
Commercial loans	$1,217	$-	$-	$926	$-	$-
Real estate mortgage loans:
Residential	12,199	-	-	12,692	-	-
Commercial	20,669	30	30	20,704	61	61
Construction and land	16,416	-	-	16,483	-	-
Consumer and other loans	25	-	-	20	-	-
Total	$50,526	$30	$30	$50,825	$61	$61

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Commercial loans	$279	$98
Real estate mortgage loans:
Residential	4,442	4,813
Commercial	5,232	6,151
Construction and land	6,783	11,372
Consumer and other loans	237	247
Total(1)	$16,973	$22,681

(1)	Includes loans acquired in the merger with ABI. As of June 30, 2013 and December 31, 2012, these amounts totaled $7,128 and $12,205, respectively.

The number of loans past due over 90 days still on accrual was none and one, as of June 30, 2013 and December 31, 2012, respectively.  As of December 31, 2012, the recorded investment of the loan past due over 90 days still on accrual was $67.

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2013 and December 31, 2012:

	Past Due Loans
(Dollars in thousands) June 30, 2013	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$47	$98	$113	$258	$42,813	$43,071
Real estate mortgage loans:
Residential	1,003	2,006	1,034	4,043	71,317	75,360
Commercial	898	237	2,785	3,920	224,282	228,202
Construction and land	-	904	5,986	6,890	26,463	33,353
Consumer and other loans	6	-	2	8	2,171	2,179
Total	$1,954	$3,245	$9,920	$15,119	$367,046	$382,165

	Past Due Loans
December 31, 2012	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$66	$8	$6	$80	$37,680	$37,760
Real estate mortgage loans:
Residential	1,750	825	1,364	3,939	76,375	80,314
Commercial	1,546	1,240	4,685	7,471	232,368	239,839
Construction and land	-	-	10,114	10,114	27,443	37,557
Consumer and other loans	69	244	-	313	2,455	2,768
Total	$3,431	$2,317	$16,169	$21,917	$376,321	$398,238

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Included in the past due loan table above are loans acquired in the merger with ABI.  As of June 30, 2013 and December 31, 2012, the amounts of such loans were as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
30-59 days past due	$216	$1,847
60-89 days past due	2,569	676
90 days past due and greater	3,612	6,722
Total past due	$6,397	$9,245

The delinquency status of purchased credit impaired loans that resulted from our acquisition of ABI is based on the contractual terms of the loan.  In effect, past due status of an acquired loan is determined in the same manner as loans originated by the Bank.

Troubled Debt Restructurings

The following table presents the recorded investment and specific reserves allocated to loans modified as troubled debt restructurings (“TDRs”) as of June 30, 2013 and December 31, 2012.

(Dollars in thousands)	June 30, 2013	December 31, 2012
Recorded investment(1)	$10,887	$10,991
Specific reserves allocated(2)	375	464

(1)	Of the total recorded investment in loans modified as TDRs, $3,811 and $6,028, respectively, were for customers whose loans were collateral dependent with collateral shortfalls.
(2)	Of the specific reserves allocated to customers whose loan terms were modified as TDRs, $282 and $412, respectively, were allocated to customers whose loans were collateral dependent with collateral shortfalls.

As of June 30, 2013, the Company had extended additional credit of $265 to customers with outstanding loans whose terms have been modified as TDRs, whereas the Company had not committed to lend additional amounts as of December 31, 2012.

The following tables represent loans by class modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial loans	1	$66	66	1	$66	$66
Real estate mortgage loans:
Residential	2	697	$697	3	1,277	1,344
Commercial	-	-	-	-	-	-
Construction and land	-	-	-	3	3,284	3,264
Consumer and other loans	-	-	-	1	-	130
Total	3	$763	$763	8	$4,627	$4,804

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment

Commercial loans	-	$-	$-	-	$-	$-
Real estate mortgage loans:
Residential	-	-	-	-	-	-
Commercial	-	-	-	1	1,895	1,895
Construction and land	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
Total	-	$-	$-	1	$1,895	$1,895

During the three and six months ended June 30, 2013, the number of loans modified as troubled debt restructurings were three and eight, respectively.  The terms of these loans were modified as a troubled debt restructuring because the borrowers were experiencing financial difficulties. The loan modifications allowed the borrowers to make reduced payments, such as (i) forbearance of payments for a limited period of time with revised payment schedules to coordinate with periods of forbearance, (ii) change from principal and interest payments to interest only payments through maturity, (iii) reduced principal and interest payments through maturity, (iv) forgiveness of principal, (v) reduced principal and interest payments through maturity with an assumption of additional debt to protect the Bank’s collateral position, or (vi) proposed forgiveness of principal contingent upon the satisfaction of the modified terms.  Principal forgiven in the amount of $565 was offset by existing reserves from purchase accounting adjustments in the amount of $545 which resulted in a net charge-off of $20.  The troubled debt restructurings described above increased the allowance for loan losses by $87 and $129, respectively, and resulted in no charge-offs for the three months ended June 30, 2013 and charge-offs of $233 for the six months ended June 30, 2013.  For the three and six months ended June 30, 2013, the number of collateral-impaired loans modified as troubled debt restructurings were one and two, respectively.

During the six months ended June 30, 2012, there was one loan modified as a troubled debt restructuring.  The terms of this loan were modified as a troubled debt restructuring because the borrower was experiencing financial difficulties. The loan modification included a reduction of the stated interest rate of the loan with reduced interest only payments through maturity. The troubled debt restructuring described above increased the allowance for loan losses by $526 and did not result in any charge-offs for the six months ended June 30, 2012.  There were no troubled debt restructurings entered into during the three months ended June 30, 2012.

There were no TDRs for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2013 and 2012, respectively.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the three and six months ended June 30, 2013 and 2012.  These loans had a total recorded investment of $677 and $6,116 for the three and six months ended June 30, 2013, respectively, and $3,886 and $17,310 for the three and six months ended June 30, 2012, respectively.  These modifications involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time (generally 18 months or less), (ii) adjusting the interest rate to a market interest rate through maturity, (iii) allowing a delay in payment that was considered to be insignificant, or (iv) extension of credit with an additional increase in principal payments.

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The Company analyzes loans individually by classifying the loans as to credit risk.  All loans are graded upon initial issuance.  Loans classified as substandard or special mention are reviewed at least quarterly by the Company for further deterioration or improvement to determine if they are appropriately classified and whether there is any impairment.  Further, commercial loans are typically reviewed at least annually to determine the appropriate loan grading.  In addition, during the renewal process of any loan, as well as if a loan becomes more than 30 days past due, the Company determines the appropriate loan grade.

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
Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans.  As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)		Special
June 30, 2013	Pass	Mention	Substandard	Doubtful	Total
Commercial loans	$41,914	$819	$338	$-	$43,071
Real estate mortgage loans:
Residential	62,159	6,035	7,166	-	75,360
Commercial	205,119	9,268	13,815	-	228,202
Construction and land	22,251	1,109	9,993	-	33,353
Consumer and other loans	1,906	36	237	-	2,179
Total	$333,349	$17,267	$31,549	$-	$382,165

		Special
December 31, 2012	Pass	Mention	Substandard	Doubtful	Total
Commercial loans	$37,206	$415	$139	$-	$37,760
Real estate mortgage loans:
Residential	66,405	6,401	7,508	-	80,314
Commercial	207,674	14,970	17,195	-	239,839
Construction and land	19,229	4,660	13,668	-	37,557
Consumer and other loans	2,507	12	249	-	2,768
Total	$333,021	$26,458	$38,759	$-	$398,238

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Included in the risk category of loans by class of loans table above are loans acquired in the merger with ABI.  As of June 30, 2013 and December 31, 2012, the amounts of such loans were as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Special mention	$1,940	$6,963
Substandard	15,902	20,897
Doubtful	-	-
Total	$17,842	$27,860

Loans Sold

On December 28, 2012, the Bank entered into an Asset Purchase Agreement with a real estate investment firm for the sale of $25,134 in assets, including non-accrual loans, loans with a history of being past due, and other loans that were part of an overall customer relationship of $24,601 and other real estate owned (“OREO”) of $533, for a purchase price of $11,705.  The Asset Sale was completed on December 31, 2012, immediately prior to the closing of the Private Placement.  The carrying amount and composition of loans sold in the Asset Sale, as well as total net charge-offs that occurred on the date of sale, were as follows:

(Dollars in thousands)	Recorded Investment	Total Net Charge-Offs(1)

Loans originated by the Company:
Commercial loans	$113	$(53)
Real estate mortgage loans:
Residential	2,584	1,435
Commercial	13,159	7,394
Construction and land	3,162	2,042
Consumer and other loans	-	-

Loans acquired:
Commercial loans	$111	$46
Real estate mortgage loans:
Residential	546	185
Commercial	4,926	2,157
Construction and land	-	-
Consumer and other loans	-	-

Total loans:
Commercial loans	$224	$(7)
Real estate mortgage loans:
Residential	3,130	1,620
Commercial	18,085	9,551
Construction and land	3,162	2,042
Consumer and other loans	-	-

Total loans sold	$24,601	$13,206

(1)	Includes any specific reserve that existed prior to the date of sale (if applicable).

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Purchased Loans

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amounts of these loans were as follows as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Commercial loans	$167	$206
Real estate mortgage loans:
Residential	7,535	10,799
Commercial	14,698	15,709
Construction and land	4,795	10,404
Consumer and other loans	3	5
Unpaid principal balance	$27,198	$37,123
Carrying amount	$24,428	$32,470

Accretable yield, or income expected to be collected, from these loans was as follows:

(Dollars in thousands)
Balance as of December 31, 2011	$16,343
New loans purchased, including loans classified as held-for-sale	-
Accretion of income	(2,593)
Reduction for loans sold, paid off and other	(1,923)
Loans charged off	-
Reclassifications from nonaccretable difference	-
Disposals	-
Balance as of December 31, 2012	$11,827
New loans purchased, including loans classified as held-for-sale	-
Accretion of income	(1,163)
Reduction for loans sold, paid off and other	(609)
Loans charged off	(935)
Reclassifications from nonaccretable difference	-
Disposals	-
Balance as of June 30, 2013	$9,120

For those purchased loans disclosed above, the Company increased the allowance for loan losses by $848 and $2,114 as of June 30, 2013 and December 31, 2012, respectively.  Additionally, no allowance for loan losses related to these loans was reversed during the aforementioned time periods.

NOTE 5 – LOANS FROM RELATED PARTIES

During the year ended December 31, 2011, the Company entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties.  Amounts outstanding under the Revolvers were $2,200 as of June 30, 2013 and December 31, 2012, with $1,800 remaining funds available as of the same dates.  Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding.  To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  The Revolvers mature on January 1, 2015.

In connection with the Private Placement, certain of the Company’s directors, executive officers and other related parties (the “Subscribers”) purchased shares of Series A Preferred Stock through individual subscription agreements.  Consideration for the shares of Series A Preferred Stock sold under the Subscription Agreements included $1,800 in the cancellation of outstanding debt under the Company’s Revolvers held by such Subscribers and/or their related interests.  Funds remaining available under the Revolvers as of December 31, 2012 were a direct result of this transaction.

NOTE 5 – LOANS FROM RELATED PARTIES (Continued)

During the second quarter of 2013, participants in the Private Placement were granted the option to reduce their loan commitments under the Revolvers based on the amount previously utilized to purchase shares of Series A Preferred Stock.  If elected by June 15, 2013, this option would reduce the amount of the loan commitment, as applied to each lender, to zero as of July 1, 2013 and correspondingly reduce the calculation of the unused revolver fee in future periods.  As of June 15, 2013, all participants in the Private Placement elected to reduce the amount of their loan commitments under the Revolvers resulting in a reduction of the maximum borrowings available to the Company from $4,000 as of December 31, 2012 to $2,200 as of July 1, 2013.  The reduction of loan commitments on these revolving loan agreements impacted only related parties that participated in the Private Placement and did not result in any modifications to the remaining loan agreements.

NOTE 6 – SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

As of June 30, 2013 and December 31, 2012, advances from the FHLB were as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Overnight advances maturing daily at a daily variable interest rate of 0.36% on June 28, 2013	$-	$-
Advances maturing July 15, 2014 at a fixed rate of 2.42%	2,500	2,500
Advance maturing January 9, 2015 at a fixed rate of 0.88%	4,000	4,000
Advances maturing March 2, 2015 at a fixed rate of 0.76%	2,000	2,000
Advances maturing July 15, 2016 at a fixed rate of 2.81%	2,500	2,500
Advances maturing January 9, 2017 at a fixed rate of 1.40%	4,000	4,000
Advances maturing May 30, 2017 at a fixed rate of 1.23%	5,000	5,000
Total advances from the FHLB	$20,000	$20,000

Each advance is payable at its maturity date, with a prepayment penalty for early termination.  The advances are collateralized by a blanket lien arrangement on the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to a total of $29,281 as of June 30, 2013 and had borrowed $20,000, leaving $9,281 available.  As of December 31, 2012, the Company was eligible to borrow up to a total of $35,067 and had borrowed $20,000, leaving $15,067 available as of the same date.

The Company also has a “Borrower in Custody” line of credit with the Federal Reserve by pledging collateral.  The amount of this line as of June 30, 2013 and December 31, 2012 was $19,784 and $22,917, respectively, all of which was available as of the respective dates.

Also included in FHLB advances and other borrowings on the Company’s consolidated balance sheets were amounts related to certain loan participation agreements that were classified as secured borrowings as they did not qualify for sale accounting treatment.  As of June 30, 2013 and December 31, 2012, these loan participation agreements were $165 and $176, respectively.  A corresponding amount was recorded as an asset within Loans on the Company’s consolidated balance sheets.

NOTE 7 – SUBORDINATED DEBENTURES

The Company and ABI, which the Company acquired by merger, have participated in four offerings related to debt securities and trust preferred securities, each with 30-year lives.  Interest on all subordinated debentures related to trust preferred securities is payable quarterly.  Under these arrangements, the Company has the right to defer dividend payments to the trust preferred security holders for up to five years.  During the year ended December 31, 2012, the Company exercised its contractual right to defer interest payments with respect to all of the outstanding trust preferred securities.  Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty.  Subsequent to their deferral, these payments were periodically evaluated and were reinstated as of March 15, 2013.  Previously deferred payments were paid in full as of the same date.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENT

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure.  Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating-rate contract (90-day LIBOR plus 375 basis points).  The fair value of this derivative instrument was $871 and $1,294 as of June 30, 2013 and December 31, 2012, respectively.  The fair value of the hedged item was $4,924 and $5,531 as of the same dates.

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

NOTE 9 – SHAREHOLDERS’ EQUITY

Credit risk may result from the inability of the counterparties to meet the terms of their contracts.  The Company’s exposure is limited to the replacement value of the contracts rather than the notional amount.

Preferred Equity

As of June 30, 2013 and December 31, 2012, Bancorp was authorized to issue up to 10,000,000 shares of preferred stock, par value $0.01 per share.  During the year ended December 31, 2012, Bancorp designated and issued two series of preferred stock in connection with the Company’s capital raise efforts.  The voting and other powers, preferences and relative participating, optional or other rights, and the qualifications, limitations and restrictions of each series of Bancorp’s preferred stock are set forth in the corresponding amendment to Bancorp’s Amended and Restated Articles of Incorporation designating such series of preferred stock.  Material features of each series of preferred stock are discussed below.

If declared by Bancorp’s Board of Directors, dividends on any outstanding shares of Bancorp’s preferred stock would reduce earnings available to common shareholders.  In addition, both new series of preferred stock qualified as Tier 1 capital for regulatory purposes.

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

In connection with the Private Placement, all of the issued and outstanding shares of Series B Preferred Stock were exchanged, on a one for one basis, for shares of Series A Preferred Stock.  As a result, no shares of Series B Preferred Stock were issued or outstanding as of June 30, 2013 and December 31, 2012.

Series A Preferred Stock:
The Series A Preferred Stock, designated as “Mandatorily Convertible, Noncumulative, Nonvoting, Perpetual Preferred Stock, Series A,” was issued and sold by Bancorp on December 31, 2012 in the Private Placement.   The Series A Preferred Stock has a liquidation preference of $1,000 per share and ranks senior to Bancorp’s common stock and equally with the Series B Preferred Stock.  Holders of the outstanding shares of Series A Preferred Stock are entitled to receive, when and if declared by Bancorp’s Board of Directors, dividends at a rate equal to 5% per share per annum of the liquidation amount of $1,000 (equivalent to $50 per share per annum).  Dividends are payable biannually on June 15th and December 15th, beginning February 15, 2013.

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

NOTE 9 – SHAREHOLDERS’ EQUITY (Continued)

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

Common Equity

As a result of the Capital Amendment (described above), the number of authorized shares of the Company’s common stock, par value $0.01 per share, increased from 40,000,000 as of December 31, 2012 to 400,000,000 as of June 30, 2013.  In addition, a new class of nonvoting common stock, par value $0.01 per share, was authorized in the amount of 100,000,000 shares.  Other than voting rights, the common stock and nonvoting common stock have the same rights and privileges, share ratably in all assets of the Company upon its liquidation, dissolution or winding-up, will be entitled to receive dividends in the same amount per share and at the same time when, as and if declared by Bancorp’s Board of Directors, and are identical in all other respects as to all other matters (other than voting).  Holders of the nonvoting common stock are not entitled to vote except as required by the Florida Business Corporation Act.  In addition, holders of the nonvoting common stock have no cumulative voting rights or preemptive rights (other than the limited contractual preemptive rights of certain shareholders) to purchase or subscribe for any additional shares of common stock or nonvoting common stock or other securities, and there are no redemption or sinking fund provisions with respect to the nonvoting common stock.

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

As of June 30, 2013 and December 31, 2012, the carrying amount of common stock outstanding was $535 and $59, respectively.  The carrying amount of nonvoting common stock outstanding was $524 as of June 30, 2013.  As of December 31, 2012, there were no shares of nonvoting common stock authorized or outstanding, and therefore, no carrying amount as of the same date.

NOTE 9 – SHAREHOLDERS’ EQUITY (Continued)

Accumulated Other Comprehensive Income

The following table presents information related to changes in accumulated other comprehensive income by component as of June 30, 2013 and December 31, 2012:

(Dollars in thousands)	Change in Unrealized Gains (Losses) on Available-for-Sale Securities	Change in Unrealized Derivative Gains (Losses) on Cash Flow Hedge	Total
Balance as of December 31, 2012	$2,218	$(807)	$1,411
Other comprehensive (loss) income before reclassifications	(2,182)	423	(1,759)
Amounts reclassified from accumulated other comprehensive (loss) income	(46)	-	(46)
Other comprehensive (loss) income, net	(2,228)	423	(1,805)
Balance as of June 30, 2013	$(10)	$(384)	$(394)

Amounts reclassified from accumulated other comprehensive income during the six months ended June 30, 2013 resulted from realized gains on the sale of available-for-sale securities presented in Other income on the consolidated statements of operations.

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

The following tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012, for which the Company has elected the fair value option, by level within the hierarchy:

(Dollars in thousands)
June 30, 2013	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$9,030	$-	$9,030	$-
State and political subdivisions	14,045	-	14,045	-
Mortgage-backed securities - residential	26,368	-	26,368	-
Collateralized mortgage obligations	30,685	-	30,685	-
Corporate bonds	3,106	-	3,106	-
Liabilities:
Derivative liability	871	-	871	-

NOTE 10 – FAIR VALUE (Continued)

December 31, 2012	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$10,491	$-	$10,491	$-
State and political subdivisions	18,166	-	18,166	-
Mortgage-backed securities - residential	33,646	-	33,646	-
Collateralized mortgage obligations	19,527	-	19,527	-
Corporate bonds	2,155	-	2,155	-
Liabilities:
Derivative liability	1,294	-	1,294	-

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2013.

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

The following table presents information about our assets measured at fair value on a non-recurring basis as of June 30, 2013 and December 31, 2012, by level within the fair value hierarchy.  The amounts in the tables represent only assets for which the carrying amount has been adjusted for impairment during the period; therefore, these amounts will differ from the total amounts outstanding.

(Dollars in thousands)
June 30, 2013	Total	Level I	Level II	Level III
Impaired loans (collateral dependent):
Real estate mortgage loans:
Residential	$191	$-	$-	$191
Commercial	149	-	-	149
Construction and land	1,448	-	-	1,448
Other real estate owned:
Real estate mortgage loans:
Residential	4,537	-	-	4,537
Commercial	772	-	-	772
Construction and land	3,833	-	-	3,833

December 31, 2012	Total	Level I	Level II	Level III
Impaired loans (collateral dependent):
Real estate mortgage loans:
Residential	$149	$-	$-	$149
Commercial	1,171	-	-	1,171
Construction and land	200	-	-	200
Other real estate owned:
Real estate mortgage loans:
Residential	4,963	-	-	4,963
Commercial	195	-	-	195
Construction and land	1,813	-	-	1,813

NOTE 10 – FAIR VALUE (Continued)

The Company used the following methods and significant assumptions to estimate the fair value of each type of non-recurring financial instrument:

Impaired Loans (Collateral Dependent):
Management determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.  The Company considered the appraisal as the starting point for determining fair value and then considered other factors and events in the environment that affected the fair value.  Appraisals for impaired loans are obtained by the Chief Credit Officer and performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company.  Once reviewed, a third-party specialist reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry-wide statistics.  On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraised value to arrive at fair value.  Adjustments may be made to reflect the age of the appraisal and the type of underlying property.  Certain current appraised values were discounted to estimated fair value based on current market data such as recent sales of similar properties, discussions with potential buyers and negotiations with existing customers.  The Company’s overall strategy is to accelerate the disposition of substandard assets through such arrangements.

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

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs.  There were no transfers between fair value levels for June 30, 2013 and December 31, 2012, respectively.

Quantitative Information about Level III Fair Value Measurements

The following table presents quantitative information about unobservable inputs for assets measured on a non-recurring basis using Level III measurements as of June 30, 2013.  This quantitative information is the same for each class of loans.

(Dollars in thousands) June 30, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Impaired loans (collateral dependent)	$1,788	Market comparable properties	Marketability discount	0.8%
Other real estate owned	9,142	Market comparable properties	Comparability adjustments	22.8

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Impaired loans (collateral dependent)	$1,520	Market comparable properties	Marketability discount	9.1%
Other real estate owned	6,971	Market comparable properties	Comparability adjustments	10.3

The reduced weighted average discount on appraisals of collateral on impaired loans as of June 30, 2013 was the result of updated appraisals, stabilization in the local real estate markets, and disposition values based on offers to purchase and sales of similar properties, among other factors, whereas the weighted average discount on appraisals of collateral on OREO increased due to a significant increase in pending purchase and sale agreements that are aggressively priced due to our overall strategy to accelerate the disposition of substandard assets.

NOTE 10 – FAIR VALUE (Continued)

The table below summarizes the outstanding balance, valuation allowance, net carrying amount and period expense related to Level III non-recurring instruments for the six months ended June 30, 2013 and for the year ended December 31, 2012:

(Dollars in thousands) June 30, 2013	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral dependent)	$2,966	$1,178	$1,788	$1,698
Other real estate owned	10,317	1,175	9,142	472

December 31, 2012	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral dependent)	$2,918	$1,398	$1,520	$8,821
Other real estate owned	7,908	937	6,971	2,789

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013			December 31, 2012
(Dollars in thousands)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$42,799	$42,799		$72,079	$72,079
Securities available-for-sale	83,234	83,234		83,985	83,985
Loans, net	364,649	367,224		377,833	383,987
Federal Home Loan Bank stock	1,579	N/	A	1,771	N/	A
Independent Bankers' Bank stock	178	N/	A	178	N/	A
Accrued interest receivable	1,929	1,929		2,059	2,059

Financial Liabilities:
Deposits	$449,254	$441,389		$490,021	$494,211
Other borrowings	22,365	22,527		22,376	22,802
Subordinated debentures	16,122	7,656		16,090	8,277
Accrued interest payable	203	203		554	554
Interest rate swap	871	871		1,294	1,294

The methods and assumptions not previously presented, used to estimate fair value are described as follows:

Cash and cash equivalents:
The carrying amounts of cash and cash equivalents approximate the fair value and are classified as either Level I or Level II in the fair value hierarchy.   As of June 30, 2013 and December 31, 2012, respectively, the breakdown of cash and cash equivalents between Level I and Level II were as follows:

	June 30, 2013		December 31, 2012
(Dollars in thousands)	Level I	Level II	Level I	Level II
Cash and cash equivalents	$39,074	$3,725	$70,335	$1,744

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

NOTE 10 – FAIR VALUE (Continued)

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

Off-balance sheet instruments:
The fair value of off-balance sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these commitments as of June 30, 2013 was not material.

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

The Bank was well capitalized as of June 30, 2013 and December 31, 2012, respectively.  Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the Federal Deposit Insurance Corporation (“FDIC”) prior to accepting or renewing brokered deposits.  FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

NOTE 11 – CAPITAL ADEQUACY (Continued)

The Bank had a Memorandum of Understanding (“MoU”) with the FDIC and the Florida Office of Financial Regulation (“OFR”) that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%.  On July 13, 2012, the 2008 MoU was replaced by a new MoU  (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%.   The Bank met the minimum capital requirements of the 2012 MoU as of June 30, 2013 and December 31, 2012, when the Bank had total risk-based capital of 13.67% and 12.70%, respectively, and Tier 1 leverage capital of 9.19% and 8.29% as of the same dates.

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.

The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total capital to risk-weighted assets of at least 8.00%, at least half of which must be Tier 1 capital.  As of June 30, 2013 and December 31, 2012, Bancorp met these requirements.

The following table presents the capital ratios and related information for the Company and the Bank as of June 30, 2013 and December 31, 2012, respectively.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2013	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital to risk-weighted assets:
Consolidated	$52,469	13.63%	$30,788	8.00%	N/	A	N/	A
Bank	52,529	13.67	30,738	8.00	$38,423		10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	42,191	10.96	15,394	4.00	N/	A	N/	A
Bank	47,572	12.38	15,369	4.00	23,054		6.00
Tier 1 (Core) capital to average assets:
Consolidated	42,191	8.13	20,749	4.00	N/	A	N/	A
Bank	47,572	9.19	20,700	4.00	25,875		5.00

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital to risk-weighted assets:
Consolidated	$52,194	13.02%	$32,080	8.00%	N/	A	N/	A
Bank	50,860	12.70	32,047	8.00	$40,058		10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	41,625	10.38	16,040	4.00	N/	A	N/	A
Bank	45,665	11.40	16,023	4.00	24,035		6.00
Tier 1 (Core) capital to average assets:
Consolidated	41,625	7.54	22,086	4.00	N/	A	N/	A
Bank	45,665	8.29	22,021	4.00	27,527		5.00

Dividends and Distributions

Dividends received from the Bank historically have been Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt.  Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to its shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings.  Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the Bank’s regulators.  The Bank has not paid dividends since October 2009 and cannot currently pay dividends.  Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies.  Bancorp has relied upon revolving loan agreements with certain of its directors and other related parties to pay its expenses during such time.  As of June 30, 2013 and December 31, 2012, respectively, there was $1,800 in remaining funds available under the Revolvers.

NOTE 11 – CAPITAL ADEQUACY (Continued)

During the second quarter of 2013, participants in the Private Placement who purchased shares of Series A Preferred Stock through the cancellation of debt under their Revolvers, were given the option and thereby elected to reduce the amount of their loan commitments under the Revolvers resulting in a reduction of the maximum borrowings available to the Company from $4,000 as of June 30, 2013 and December 31, 2012, respectively, to $2,200 effective July 1, 2013.  Please refer to Note 5 – Loans from Related Parties for additional information related to the Revolvers.

NOTE 12 – SHARE-BASED COMPENSATION

During the year ended December 31, 2012, the Company executed employment agreements with two of its executive officers, Stephen C. Green, then-current President and Chief Executive Officer, and Margaret A. Incandela, Executive Vice President, Chief Operating Officer and Chief Credit Officer, with contemplated equity awards in the form of stock options and/or restricted stock, subject to certain conditions. These conditions included, among other things, (i) the completion and size of the Private Placement and (ii) approval by shareholders of an amendment to the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan, as amended (“Stock Incentive Plan”), to increase the number of shares of common stock available for issuance.  These contemplated equity awards are also subject to approval by the Compensation Committee of Bancorp’s Board of Directors.

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

In accordance with their respective executive employment agreements, Mr. Green and Ms. Incandela are entitled to receive stock options exercisable for, or in an amount equal to, 2,000,000 and 1,500,000 shares of common stock, respectively.  The Compensation Committee of Bancorp’s Board of Directors (“Compensation Committee”) has not formally approved the grants for Ms. Incandela.

On June 24, 2013, Stephen C. Green resigned as President and Chief Executive Officer of the Company, and as Chief Executive Officer of the Bank.  In connection with Mr. Green’s resignation, the Compensation Committee formally approved the aforementioned stock option grants; however, these grants did not have a material impact on the Company’s Consolidated Financial Statements as of, and for the three and six months ended, June 30, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations represents an overview of the consolidated financial condition as of June 30, 2013 and December 31, 2012 and results of operations for the three and six months ended June 30, 2013 compared to the same periods in 2012.  This discussion is designed to provide a more comprehensive review of the financial condition and operating results than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the interim financial statements and related footnotes included herein, and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 26, 2013.

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

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses; and maintaining strong asset quality.  During the second quarter of 2012, the Company adopted a strategy to accelerate the disposition of substandard assets on an individual customer basis.  This strategy materially impacted the Company’s earnings for the year ended December 31, 2012 as a result of the increased provision for loan losses, expenses related to protecting our collateral position, and aggressively pursuing foreclosure actions when necessary.  Additionally, the aggressive pursuit of foreclosure actions resulted in an increase in other real estate owned expenses during the same period.

With the initial framework established in the second quarter of 2012, this strategic initiative has been, and continues to be, ongoing.  The collateral for substandard assets that are deemed impaired is evaluated quarterly and an estimate of fair value of the collateral is determined based on appraised values, current market data such as recent sales of similar properties, discussions with potential buyers and negotiations with existing borrowers.  Appraisals are obtained during the regular course of business in accordance with the required appraisal cycle set forth by Bank policy.  Based on specific facts and circumstances surrounding a specific loan, off-cycle appraisals may be obtained when new information becomes available to management.  Additionally, in certain cases, discounts have been applied to appraised values based on the age of the appraisal, type of loan, general market factors and/or market data regarding sales of similar properties.

The Company received updated appraisals on a majority of its substandard assets during the second half of 2012.  As a result of having current appraisals, more modest discounts were required due to the factors noted above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Appraisals were discounted an average of 9% as of December 31, 2012 compared to 28% as of June 30, 2012.  Likewise, the average discount on OREO appraisals decreased to 10% from 25% as of the same dates.  The discounts applied to appraisals were anticipated to remain at these lower levels for the foreseeable future due to recent indicators of stabilization in the local real estate market; however, discounts applied to appraisals on OREO increased as of June 30, 2013 due to a significant increase in pending purchase and sale agreements that are aggressively priced due to our overall strategy to accelerate the disposition of substandard assets.  This increase was contrary to the Company’s expectations in the first half of 2013; however, the Company expects this average to be reduced in the near future as pending purchase and sale agreements are finalized.

Looking forward, the Company intends to maintain the quality of its loan portfolio by improving the overall credit process including, but not limited to, loan origination disciplines, stricter underwriting criteria, and succinct funding and onboarding processes.  In addition, the Company is working to reposition its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors and other service industries resulting in greater diversification in our balance sheet.  Such improvements have not yet impacted our financial statements but are expected to in future periods.

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

To further supplement the Company’s business strategy, the Bank has adopted a philosophy of seeking and retaining the best available personnel for positions of responsibility, whom we believe will provide us with a competitive edge in the local banking market.  Upon the retirement of Mr. Price Schwenck, the Company’s former Chief Executive Officer, the Company appointed Stephen C. Green as President and Chief Executive Officer and Margaret A. Incandela as Chief Operating Officer and Chief Credit Officer during 2012 as a means of adding critical management expertise.  In June of 2013, Mr. Green resigned as President and Chief Executive Officer of the Company, and as Chief Executive Officer of the Bank.  Following his resignation, the Company’s Board of Directors appointed Donald F. Glisson, Jr., Chairman of the Board of the Company, to serve as the Company’s principal executive officer on an interim basis until a new President and Chief Executive Officer is elected.  Please refer to Item 1A. Risk Factors of Part II—Other Information for additional information related to these events and the potential impact on our operating results.

Capital Raise Transactions

During 2012, the Company executed a financial advisory agreement with an investment banking firm to assist in raising capital.  Efforts to secure additional equity capital were realized on December 31, 2012 with the sale of an aggregate of 50,000 shares of the Company’s Mandatorily Convertible, Noncumulative, Nonvoting Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), at a purchase price of $1,000 per share, in the Private Placement.  For the year ended December 31, 2012, gross proceeds from the issuance of preferred stock in the amount of $50.0 million, $45.1 million net of offering expenses, were used for general operating expenses, mainly for the subsidiary bank, to improve capital ratios, and will be used to support the Company’s business strategy going forward.  Please refer to Note 2 – Capital Raise Transactions in the accompanying notes to the Consolidated Financial Statements for additional information related to the Company’s recent capital raise transactions.

Asset Sale

On December 28, 2012, the Bank entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with a real estate investment firm (the “Asset Purchaser”) for the purchase by the Asset Purchaser of approximately $25.1 million of the Bank’s loans and other assets for approximately $11.7 million (the “Asset Sale”).  The Asset Sale was consistent with the Company’s strategy to accelerate the disposition of substandard assets. Assets underlying the Asset Sale included OREO, non-accrual loans, loans with a history of being past due, and other loans that were part of an overall customer relationship.  Proceeds from the Asset Sale included $11.3 million from the sale of loans and $0.4 million from the sale of OREO.  The Asset Sale was completed on December 31, 2012 including the immediate transfer of servicing from the Bank.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

All assets disposed of in conjunction with the Asset Sale were sold exclusively to the Asset Purchaser due to the relatively small size and composition of the assets being sold, particularly with respect to the current market demand for such loans.  The overall pricing methodology employed by management during the Asset Sale was influenced by several factors including, but not limited to, (i) the engagement of a third-party financial advisor, (ii) management’s experience in loan sale activities and knowledge of the local markets in which the Company operates, and (iii) the pricing expectations of prospective buyers.

Additional discounts (i.e., charge-offs) applied in excess of those assessed in the normal course of business represented a combination of the bulk sale value of the loans and the Asset Purchaser’s assumption of risk and expected rate of return.  Management reviewed information provided by our third-party financial advisor to evaluate the additional discounts applied to the Asset Sale in comparison to similar transactions and to ensure reasonableness.

Of the $13.3 million in charge-offs related to the Asset Sale, $4.5 million was determined to be due to one or a combination of the following factors:  (i) the most recent appraisal (discounted if appropriate), (ii) settlement discussions with the borrower, or (iii) underlying cash flows of the borrower/guarantor as compared to the borrower’s recorded investment.  This amount was included in the historical loss component in determining the appropriateness of the Company’s allowance for loan losses as of December 31, 2012 as it was determined to be indicative of historical loss experience (under the historically determined allowance for loan loss methodology) and, therefore, determined to be part of management’s estimate of the probable incurred losses on the remainder of the portfolio.

The additional $8.8 million of charge-offs required to expedite the disposition through the Asset Sale were not considered indicative of our historical loss experience and, therefore, were excluded in the determination of the appropriateness of our allowance for loan losses for the remaining portfolio as of December 31, 2012.  Asset sales and the respective discounts are not a traditional element of the Company’s normal business activities and, therefore, were excluded in order to properly estimate incurred losses associated with the remainder of the loan portfolio.  Further, management does not anticipate an asset sale in the foreseeable future.

For additional information related to the Asset Sale, please refer to Note 4 – Loans and Allowance for Loan Losses in the accompanying notes to the Consolidated Financial Statements.

Introduction

The Company’s performance during the periods ended June 30, 2013 and December 31, 2012 is reflective of the Company’s ongoing strategy to accelerate the disposition of substandard assets on an individual customer basis.  As a result, our noninterest expenses, specifically loan expenses, have increased.  However, as a result of these efforts as well as recent indicators of stabilization in the local real estate markets, during the second quarter of 2013, the Company recognized a provision for loan loss benefit as well as improvements in our overall asset quality and a general reduction in substandard assets during the first six months of 2013.

Comparison of Financial Condition as of June 30, 2013 and December 31, 2012

Total assets decreased $42.7 million, or 7.5%, from $565.1 million as of December 31, 2012 to $522.4 million as of June 30, 2013.  The Company experienced a significant decrease in cash and cash equivalents as a result of a reduction in federal funds sold in the amount of $30.9 million and a decrease in net loans of $13.2 million as a result of foreclosure activities, net charge-offs and loan payoffs that outpaced loan originations during the six months ended June 30, 2013.  Other real estate owned increased $2.2 million as a result of the aggressive pursuit of foreclosures in the first half of 2013.  These amounts were slightly offset by a decrease in securities available-for-sale of $0.8 million, or 0.9%, during the six months ended June 30, 2013.

During the first half of 2013, investment securities available-for-sale decreased from $84.0 million as of December 31, 2012 to $83.2 million as of June 30, 2013.  During the six months ended June 30, 2013, the Company purchased $19.3 million in securities and received $13.2 million in proceeds from principal repayments, maturities and calls.  In addition, the Company sold securities during the first half of 2013 for proceeds of $4.2 million and a $46 thousand realized gain.  The remaining variance is due to the change in fair market value during the first six months of 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total deposits decreased by $40.7 million, or 8.3%, during the six months ended June 30, 2013, from $490.0 million as of December 31, 2012 to $449.3 million as of June 30, 2013.  The following is an explanation of the changes in each of the major deposit categories during the first half of 2013:

•	Noninterest-bearing deposits increased $10.6 million, or 11.2%, as a result of a continued emphasis on core deposit growth, especially business relationships with a tendency towards carrying higher account balances;
•	Money market, NOW and savings deposits decreased $9.7 million, or 4.9%, largely due to a sizable decline in money market account balances attributable to the loss of a single significant customer, which was renewed subsequent to period-end; and
•	The time deposit portfolio decreased by $41.7 million, or 21.1%, driven primarily by a $24.2 million reduction in national CDs (the Company is not currently offering or renewing national or brokered CDs).

Loans from related parties and FHLB advances and other borrowings remained unchanged during the six months ended June 30, 2013, with loans from related parties of $2.2 million as of June 30, 2013 and December 31, 2012, respectively, and FHLB advances and other borrowings of $20.2 million as of the same dates.

Total shareholders’ equity decreased slightly during the six months ended June 30, 2013, from $33.6 million as of December 31, 2012 to $32.0 million as of June 30, 2013.  This decrease was attributable to a decrease in accumulated comprehensive income of $1.8 million, offset by net income during the six months ended June 30, 2013 of $228 thousand.  Accumulated comprehensive income decreased based on changes in interest rates during the six months ended June 30, 2013.  Total shareholders’ equity did not change as a result of the mandatory conversion of the Company’s Series A Preferred Stock into approximately 47.6 million shares of common stock and 52.4 million shares of a new class of nonvoting common stock, each class with a par value of $0.01 per share (the “Conversion”).  The Conversion resulted in (i) the full balance transfer of the discount due to the beneficial conversion feature on the Series A Preferred Stock from common stock additional paid-in capital to preferred stock in the amount of $31.5 million, (ii) the conversion of the outstanding balance of preferred equity to common equity, resulting in an increase in common stock of $0.5 million, nonvoting common stock of $0.5 million and additional paid-in capital of $49.0 million, and (iii) an increase in the retained deficit of $31.5 million due to the noncash, implied preferred stock dividend recognized in conjunction with the transfer of the discount due to the beneficial conversion feature to preferred stock.  In addition to its impact on the retained deficit balance, the noncash, implied preferred stock dividend also reduced net income available to common shareholders in the earnings per share calculation (as discussed below).

Comparison of Operating Results for the Six Months Ended June 30, 2013 and 2012

Net Income
The Company had net income of $228 thousand for the six months ended June 30, 2013 compared to $10.5 million of net loss for the six months ended June 30, 2012.  The net income for the first six months of 2013 compared to the net loss for the same period in 2012 was driven primarily by a decrease in the provision for loan losses from $11.7 million of expense for the six months ended June 30, 2012 to a benefit of $267 thousand in 2013.

On a diluted per share basis, the Company had a net loss of $0.40 for the six months ended June 30, 2013, compared to net loss of $1.79 for the same period in the prior year.  The Company experienced a net loss per diluted common share due to a reduction of net income in the amount of $31.5 million as a result of the noncash, implied preferred stock dividend recognized in conjunction with the Company’s capital raise transactions and the previously described Conversion.  This reduction resulted in a net loss available to common shareholders of $31.2 million for the six months ended June 30, 2013 and an antidilutive impact of stock options as it pertained to the Company’s weighted average common shares outstanding for the same period.

Net Interest Income
Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $9.9 million for the six months ended June 30, 2013, compared to $10.4 million for the same period in 2012.

Total interest income decreased $1.0 million for the six months ended June 30, 2013 when compared to the same period in 2012.  This decrease was primarily driven by a decrease in average earning assets, in particular, average loan balances which declined by $64.5 million when compared to the same period in the prior year.  The decrease in average loan balances was partially offset by an increase in the average yield on loans to 5.75% for the six months ended June 30, 2013 compared to 5.33% for the six months ended June 30, 2012.  The increase in the loan yield was driven by an increase in accretion recognized on acquired loans of approximately $0.5 million as well as a decrease in total nonperforming loans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The average cost of interest-bearing liabilities decreased 7 basis points to 1.12% for the six months ended June 30, 2013 compared to 1.19% for the same period in 2012.  The overall decrease in the average cost of interest-bearing deposits reflects an ongoing reduction in interest rates paid on deposits as a result of the re-pricing activities in the current low interest rate environment coupled with an increase in average noninterest-bearing deposits to $95.6 million for the six months ended June 30, 2013, compared to $88.1 million for the same period in the prior year.

The net interest margin increased by 13 basis points to 3.93% from 3.80%, when comparing the first six months of 2013 to the same period in the prior year.  The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and evaluates rates paid on its core deposits to ensure they remain competitive in the local market environment.

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

	Six Months Ended June 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans (1)	$392,912	$11,196	5.75%	$457,385	$12,132	5.33%
Securities available-for-sale:
Taxable	75,925	579	1.54	58,447	592	2.04
Tax-exempt(2)	15,750	332	4.25	18,090	380	4.22
Other interest-earning assets(3)	25,154	52	0.42	17,170	41	0.48
Total interest-earning assets	509,741	12,159	4.81	551,092	13,145	4.80
Noninterest-earning assets(4)	19,051			30,164
Total assets	$528,792			$581,256
Interest-bearing liabilities:
Savings deposits	$9,783	$14	0.29%	$10,971	$23	0.42%
NOW deposits	21,903	11	0.10	22,224	18	0.17
Money market deposits	160,647	528	0.66	173,310	688	0.80
Time deposits	169,170	1,000	1.19	215,539	1,277	1.19
FHLB advances	20,000	149	1.50	21,722	169	1.56
Federal Reserve and other borrowings(8)	2,206	107	9.78	3,048	133	8.77
Subordinated debt	16,105	413	5.17	16,042	424	5.32
Other interest-bearing liabilities(5)	6	-	-	262	-	-
Total interest-bearing liabilities	399,820	2,222	1.12	463,118	2,732	1.19
Noninterest-bearing liabilities	95,604			88,066
Shareholders' equity	33,368			30,072
Total liabilities and shareholders' equity	$528,792			$581,256
Net interest income		$9,937			$10,413
Interest rate spread(6)			3.69%			3.61%
Net interest margin(7)			3.93%			3.80%

(1)	Average loans include nonperforming loans. Interest on loans included loan fees (in thousands) of $123 and $109 for the six months ended June 30, 2013 and 2012, respectively.
(2)	Interest income and rates do not include the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax-exempt interest on tax-exempt investment securities to a fully taxable basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(3)	Includes federal funds sold.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes federal funds purchased.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.
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

	Six Months Ended June 30, 2013 vs. 2012
	Increase (Decrease) Due to(1)
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Loans	$856	$(1,793)	$(937)
Securities available-for-sale:
Taxable	(166)	153	(13)
Tax-exempt	1	(49)	(48)
Other interest-earning assets	(6)	17	11
Total interest-earning assets	$685	$(1,672)	$(987)

Interest-bearing liabilities:
Savings deposits	$(7)	$(2)	$(9)
NOW deposits	(7)	-	(7)
Money market deposits	(112)	(48)	(160)
Time deposits	(3)	(274)	(277)
FHLB advances	(7)	(13)	(20)
Federal Reserve and other borrowings	14	(40)	(26)
Subordinated debt	(13)	2	(11)
Other interest-bearing liabilities	-	-	-
Total interest-bearing liabilities	$(135)	$(375)	$(510)

Net change in net interest income	$820	$(1,297)	$(477)

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each component.

Noninterest Income, Noninterest Expense and Income Taxes
Noninterest income remained relatively consistent period-over-period, with $0.8 million and $0.7 million in service charges and other income for the six months ended June 30, 2013 and 2012, respectively.  During the six months ended June 30, 2013, the Company recorded a net gain of $46 thousand from the sale of municipal securities and collateralized mortgage obligations.

Noninterest expense increased to $10.8 million for the six months ended June 30, 2013, compared to $10.0 million for the same period in 2012.  This increase was mainly due to an increase in professional fees of $0.5 million, data processing of $0.3 million, and other expenses of $0.7 million (primarily loan-related expenses), offset by a decrease in OREO expenses of $0.6 million.  The remainder of the components of noninterest expense remained relatively flat period-over-period.

There was no income tax expense/benefit recorded for the six months ended June 30, 2013, while there was an income tax benefit of $30 thousand for the six months ended June 30, 2012, respectively.  The Company recorded a full valuation allowance against its deferred taxes as of December 31, 2011.  This was substantially due to the fact that it was more-likely-than-not that the benefit would not be realized in future periods due to Section 382 of the Internal Revenue Code.  Based on an analysis performed as of June 30, 2013 and December 31, 2012, it was determined that the need for a full valuation allowance still existed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended June 30, 2013 and 2012

Net Income
The Company had net income of $29 thousand for the three months ended June 30, 2013, compared to $11.8 million of net loss for the three months ended June 30, 2012.  On a diluted per share basis, the Company had net income of $0.00 for the three months ended June 30, 2013, compared to net loss of $2.01 for the same period in the prior year.  The net income for the second quarter of 2013 was driven primarily by a decrease in the provision for loan losses and noninterest expenses.

Net Interest Income
Net interest income was $4.7 million for the three months ended June 30, 2013, compared to $5.1 million for the same period in 2012.

Total interest income decreased $0.7 million for the three months ended June 30, 2013 when compared to the same period in 2012.  This decrease was primarily driven by a decrease in average earning assets, in particular, average loan balances which declined by $65.3 million when compared to the same period in the prior year.  The decrease in average loan balances was partially offset by an increase in the average yield on loans to 5.46% for the three months ended June 30, 2013, compared to 5.25% for the three months ended June 30, 2012.  The increase in the loan yield was driven by an increase in accretion recognized on acquired loans of approximately $72 thousand as well as a decrease in total nonperforming loans.

The average cost of interest-bearing liabilities decreased 4 basis points to 1.13% for the three months ended June 30, 2013, compared to 1.17% for the same period in 2012.  The overall decrease in the average cost of interest-bearing deposits reflects an ongoing reduction in interest rates paid on deposits as a result of the re-pricing activities in the current low interest rate environment.

The net interest margin increased by 14 basis points to 3.78% from 3.64%, when comparing the second quarter of 2013 to the same period in the prior year.  The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and evaluates rates paid on its core deposits to ensure they remain competitive in the local market environment.

Noninterest Income, Noninterest Expense and Income Taxes
Noninterest income remained relatively consistent quarter-over-quarter, with $0.4 million and $0.3 million in service charges and other income for the three months ended June 30, 2013 and 2012, respectively.  During the three months ended June 30, 2013, the Company recorded a net gain of $9 thousand from the sale of municipal securities and collateralized mortgage obligations.

Noninterest expense decreased to $5.5 million for the three months ended June 30, 2013, compared to $5.7 million for the same period in 2012.  This decrease was mainly due a reduction in other real estate owned expense of $0.5 million offset by slight increases in professional fees, data processing and other noninterest expenses (primarily loan-related expenses) during the period.  The remainder of the components of noninterest expense remained relatively flat when compared to the same period in the prior year.

There was no income tax expense/benefit recorded for the three months ended June 30, 2013, while there was an income tax benefit of $30 thousand for the three months ended June 30, 2012, respectively.  As previously discussed, the Company has recorded a full valuation allowance against its deferred taxes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asset Quality

The Company has identified certain assets as risk elements.  These assets include nonperforming loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, troubled debt restructurings, and other real estate owned (i.e., foreclosed assets). Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due. These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company’s nonperforming loans, foreclosed assets and troubled debt restructurings as of June 30, 2013 and December 31, 2012 were as follows:

(Dollars in thousands)	June 30, 2013	December 31, 2012
Nonperforming loans:
Commercial	$279	$98
Real estate mortgage loans
Residential	4,442	4,813
Commercial	5,232	6,151
Construction and land	6,783	11,372
Consumer loans and other	237	246
Loans past due over 90 days still on accrual	-	67
Total nonperforming loans(1)	16,973	22,747
Other real estate owned, net	9,142	6,971
Total nonperforming assets	26,115	29,718
Performing loans classified as troubled debt restructuring	5,188	4,406
Nonperforming loans classified as troubled debt restructuring(1)	5,699	6,585
Total loans classified as troubled debt restructuring	$10,887	$10,991
Nonperforming loans as a percent of gross loans	4.44%	5.71%
Nonperforming loans and other real estate owned as a percent of total assets	5.00%	5.26%

(1)	Nonperforming loans classified as troubled debt restructurings are also included in the total nonperforming loans above.

Nonperforming loans decreased to $17.0 million as of June 30, 2013 from $22.7 million as of December 31, 2012.  Nonperforming assets decreased to $26.1 million as of June 30, 2013, compared to $29.7 million as of December 31, 2012.

The Company had loan balances of $10.9 million for customers whose loans were classified as troubled debt restructurings, of which $10.3 million of such loans were included in the impaired loans balance of $16.6 million as of June 30, 2013.  The remaining balance of $0.6 million represented one loan classified as a troubled debt restructuring that was acquired with deteriorated credit quality, and therefore, was excluded from the impaired loans balance as of the same date.  Of the loans classified as troubled debt restructurings, $3.8 million were classified as troubled debt restructurings with collateral shortfalls.  As of June 30, 2013, the Company had extended additional credit of $265 thousand to customers whose loans were classified as troubled debt restructurings.  The troubled debt restructurings that occurred during the six months ended June 30, 2013 included modifications to terms that allowed borrowers to make reduced payments, such as (i) forbearance of payments for a limited period of time with revised payment schedules to coordinate with periods of forbearance, (ii) change from principal and interest payments to interest only payments through maturity, (iii) reduced principal and interest payments through maturity, (iv) forgiveness of principal, (v) reduced principal and interest payments through maturity with an assumption of additional debt to protect the Bank’s collateral position, or (vi) proposed forgiveness of principal contingent upon the satisfaction of the modified terms.  Principal forgiven in the amount of $565 thousand was offset by existing reserves from purchase accounting adjustments in the amount of $545 thousand which resulted in a net charge-off of $20 thousand.  Of the $1.3 million allowance for loan losses allocated to impaired loans, the Company has allocated $282 thousand to customers whose loan terms have been modified as troubled debt restructurings with collateral shortfalls and $84 thousand to the remaining troubled debt restructurings.  As of June 30, 2013, $5.7 million of loans classified as troubled debt restructurings were on nonaccrual with the remaining $5.2 million still accruing interest.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the six months ended June 30, 2013.  These loans had a total recorded investment of $6.1 million and $17.3 million as of June 30, 2013 and 2012, respectively.  Modifications during the six months ended June 30, 2013 involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time (generally 18 months or less), (ii) adjusting the interest rate to a market interest rate through maturity, (iii) allowing a delay in payment that was considered to be insignificant, or (iv) extension of credit with an increase in principal payments.

Loans past due still accruing interest as of June 30, 2013 and December 31, 2012 were categorized as follows:

(Dollars in thousands) June 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$47	$20	$-	$67
Real estate mortgage loans:
Residential	818	333	-	1,151
Commercial	898	238	-	1,136
Construction and land	-	106	-	106
Consumer and other loans	6	-	-	6
Total	$1,769	$697	$-	$2,466

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$66	$3	$-	$69
Real estate mortgage loans:
Residential	1,750	795	67	2,612
Commercial	699	1,240	-	1,939
Construction and land	-	-	-	-
Consumer and other loans	69	-	-	69
Total	$2,584	$2,038	$67	$4,689

The decrease in total loans past due 30-89 days still accruing interest to $2.5 million as of June 30, 2013 from $4.7 million as of December 31, 2012 was driven primarily by general improvements in asset quality during the six months ended June 30, 2013.

The Company experienced a decrease in adversely classified loans to $31.5 million as of June 30, 2013 compared to $38.8 million as of December 31, 2012.  As of June 30, 2013, $15.9 million of the adversely classified loans were from the merger with Atlantic BancGroup, Inc. (“ABI”).  The $15.9 million of adversely classified loans from ABI are net of a fair value adjustment of $1.5 million, or 8.74% of the gross contractual amount receivable as of June 30, 2013.  In addition, of the $31.5 million adversely classified loans as of June 30, 2013, $17.0 million were nonperforming loans.  All adversely classified loans are monitored closely and the majority of these loans are collateralized by real estate.

Loans are impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms.  As of June 30, 2013, impaired loans increased by $0.4 million to $16.6 million, compared to $16.2 million as of December 31, 2012.  Of the $16.6 million impaired loans as of June 30, 2013, $11.4 million were nonperforming loans of which $1.5 million were loans acquired from the merger with ABI.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(Dollars in thousands) June 30, 2013	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total

Nonaccrual	$16,973	$7,128	$5,598	33.0%
Past Due	15,119	6,397	5,410	35.8
Special Mention	17,267	1,940	1,294	7.5
Substandard	31,549	15,902	10,772	34.1
Doubtful	-	-	-	-
	$48,816	$17,842	$12,066	24.7

December 31, 2012	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total

Nonaccrual	$22,681	$12,205	$10,958	48.3%
Past Due	21,917	9,245	8,017	36.6
Special Mention	26,458	6,963	5,069	19.2
Substandard	38,759	20,897	16,909	43.6
Doubtful	-	-	-	-
	$65,217	$27,860	$21,978	33.7

During the six months ended June 30, 2013, the Company experienced an overall reduction in loans acquired from ABI with deteriorated credit quality in terms of the recorded investment in such loans and as a percentage of total loans.  When comparing the total percentage of loans acquired from ABI with deteriorated credit quality for special mention and substandard loans to the total special mention and substandard loans of the Company as of June 30, 2013 and December 31, 2012, the percentages reflect an overall reduction to 24.7% as of June 30, 2013, compared to 33.7% as of December 31, 2012.  The same is true regarding nonaccrual loans.  This change was primarily due to the larger portion of foreclosure activity, loan charge-offs and payoffs prior to maturity related to loans acquired with deteriorated credit quality in comparison to total loans.

The ratio of non-accrual loans to total loans remained unfavorable throughout the period when compared to that of our internally defined peer group.  However, the variance between our ratio and that of our peers has decreased from December 31, 2012 to June 30, 2013 as the Company has shown improvements in our overall asset quality during the first six months of 2013.

The same criteria used for all Company loans greater than 90 days past due and still accruing interest applies to loans acquired with deteriorated credit quality.  Loans acquired with deteriorated credit quality will be placed on nonaccrual status if the amount and timing of future cash flows cannot be reasonably estimated or if repayment of the loan is expected to be from collateral that has become deficient.  As of June 30, 2013, we had loans acquired with deteriorated credit quality on nonaccrual in the amount of $5.6 million as the amount and timing of future cash flows could not be reasonably estimated or the repayment of the loan was expected from collateral that had become deficient.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance and Provision for Loan Losses

The allowance for loan losses decreased by $2.9 million during the first half of 2013, amounting to $17.3 million as of June 30, 2013 as compared to $20.2 million as of December 31, 2012.  The allowance represented approximately 4.53% and 5.07% of total loans as of June 30, 2013 and December 31, 2012, respectively.

Activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2013 and 2012 was as follows:

	Six Months Ended
	June 30,
	2013	2012

Allowance at beginning of period	$20,198	$13,024

Charge-offs:
Commercial loans	64	477
Real estate mortgage loans	2,589	3,738
Consumer and other loans	173	26
Total charge-offs	2,826	4,241

Recoveries:
Commercial loans	70	5
Real estate mortgage loans	97	175
Consumer and other loans	31	28
Total recoveries	198	208

Net charge-offs	2,628	4,033

Provision for loan losses charged to operating expenses:
Commercial loans	215	995
Real estate mortgage loans	(629)	10,683
Consumer and other loans	147	(22)
Total provision	(267)	11,656

Allowance at end of period	$17,303	$20,647

The decrease in the allowance for loan losses as of June 30, 2013 compared to December 31, 2012 was driven primarily by a decrease in the amount of allowance needed on loans collectively evaluated for impairment and loans with deteriorated credit quality.  The decrease in the amount of allowance needed on loans collectively evaluated for impairment was due to an overall decrease in these loan balances. The decrease in the amount of allowance needed on loans with deteriorated credit quality was due to charge-offs associated with these loans.

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own historical experience as well as industry and economic trends. In calculating the Company’s allowance for loan losses, the Company’s historical loss experience is supplemented with various current and economic trends. These current qualitative factors can include any of the following: changes in volume and severity of past due status, special mention, substandard and nonaccrual loans; levels of any trends in charge-offs and recoveries; changes in nature, volume and terms of loans; changes in lending policies and procedures; changes in lending management and quality of loan review; changes in economic and business conditions; and changes in underlying collateral values and effects of concentrations. There were no changes in the current qualitative factors from December 31, 2012 to June 30, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of June 30, 2013, of the $15.2 million of the allowance for loan losses from loans collectively evaluated for impairment, the real estate mortgage loans portfolio segment had total weighted average qualitative factors of 1.26%, or $3.1 million; the commercial loans portfolio segment had total weighted average qualitative factors of 1.30%, or $0.5 million; and the consumer and other loans portfolio segment had total qualitative factors of 0.70%, or $10 thousand.  Impaired loans were $16.6 million as of June 30, 2013, of which $1.3 million was specifically allocated to the allowance for loan losses which was deemed appropriate to absorb probable incurred credit losses.  Included in the $16.6 million impaired loans balance as of June 30, 2013 were loans acquired from ABI of $1.5 million.

As part of the Company’s allowance for loan losses policy, loans acquired from ABI with evidence of deteriorated credit quality were included in our evaluation of the allowance for loan losses for each period.  For those loans, if the loss was attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill.  If not, the additional deterioration was recorded as additional provision expense with a corresponding increase to the allowance for loan losses.  After the measurement period, any additional impairment above the current carrying discount was recorded as additional provision for loan losses expense with a corresponding increase to the allowance for loan losses.  As of June 30, 2013, there were $5.6 million in loans acquired with deteriorated credit quality that were included in the evaluation of the allowance for loan losses.

For loans acquired with deteriorated credit quality that were deemed troubled debt restructurings prior to the Company’s acquisition of them, these loans were not considered troubled debt restructurings as they were accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Subsequent to the acquisition, the same criteria used for all other loans applied to loans acquired with deteriorated credit quality and their treatment as troubled debt restructurings.  As of June 30, 2013, there was one acquired loan with deteriorated credit quality that was deemed a troubled debt restructuring in the amount of $553 thousand.

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

Real estate values in the Bank’s market area have experienced deterioration over the last several years.  The expectation for further deterioration for all property types appears to be leveling off with recent indicators of stabilization in the market.  On at least a quarterly basis, management reviews several factors, including underlying collateral, and writes down impaired loans to their net realizable value.

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

Based on the results of the analysis performed by management as of June 30, 2013, the allowance for loan losses was considered to be adequate to absorb probable incurred credit losses in the portfolio as of that date.  As more fully discussed in the “Critical Accounting Policies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates and judgments.  Actual results may differ significantly from these estimates and judgments.

The amount of future charge-offs and provisions for loan losses could be affected by several factors including, but not limited to, economic conditions in Jacksonville and Jacksonville Beach, Florida, and the surrounding communities. Such conditions could affect the financial strength of the Company’s borrowers and the value of real estate collateral securing the Company’s mortgage loans.  Future charge-offs and provisions could also be affected by environmental impairment of properties securing the Company’s mortgage loans.  Under the Company’s current policy, an environmental risk assessment is required on the majority of all commercial-type properties that are considered for a mortgage loan.  At the present time, the Company is not aware of any existing loans in the portfolio where there is environmental pollution existing on the mortgaged properties that would materially affect the value of the portfolio.

Liquidity and Capital Resources

Cash Flows
The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances, Federal Reserve Bank borrowings and federal funds purchased. The Company uses cash from these and other sources to fund loans.  Any remaining cash is used primarily to reduce borrowings and to purchase investment securities.

Cash Flows from Operating Activities
Net cash from operating activities was $1.2 million and $3.6 million for the six months ended June 30, 2013 and 2012, respectively.  Net cash from operating activities for the six months ended June 30, 2013 was primarily impacted by net income of $0.2 million, as adjusted for (i) net accretion of purchase accounting adjustments, mainly purchased loans, of $1.1 million, (ii) net change in accrued interest receivable and other assets of $1.0 million, (iii) premium amortization for securities, net of accretion, of $0.5 million, (iv) write-down of other real estate owned of $0.5 million, and (v) provision for loan losses of $0.3 million.  Net cash from operating activities for the same period in the prior year reflected the net loss of $10.5 million, as adjusted for, among other factors, provision for loan losses of $11.7 million and the write-down of other real estate owned of $1.4 million.

Cash Flows from Investing Activities
Net cash from (used for) investing activities was $10.3 million and $(19.6) million for the six months ended June 30, 2013 and 2012, respectively.  The increase in cash flows from investing activities was primarily driven by the decrease in purchases of investment securities in the amount of $19.3 million in the first half of 2013, compared to $31.3 million during the same period in the prior year as well as an increase in maturities, prepayments and calls of $7.2 million and proceeds from sales of $4.2 million of available-for-sale securities during the six months ended June 30, 2013 that did not occur in the first half of 2012.  In addition, an increase of $7.2 million in net loan payments occurred in the first six months of 2013 as compared to the same period in 2012.

Cash Flows from Financing Activities
Net cash (used for) from financing activities was $(40.7) million and $31.7 million for the six months ended June 30, 2013 and 2012, respectively.  The decrease in cash flows was due to $40.7 million in deposit outflows during the six months ended June 30, 2013, as compared to $47.9 million in inflows during the six months ended June 30, 2012.  Prior year factors that offset the previously described deposit inflows included $18.6 million outflow from the net change in overnight Federal Home Loan Bank advances and net proceeds from Federal Home Loan Bank fixed rate advances of $2.0 million.  Such events did not reoccur in the current year.

Capital Resources
The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows.  The primary internal sources of liquidity are principal and interest payments on loans; proceeds from maturities and monthly payments on the balance of the investment securities portfolio; and its overnight position with federal funds sold.  As of June 30, 2013, the Company had $83.2 million in available-for-sale securities, $13.2 million of which was pledged to the Federal Reserve Bank for the Borrower-in-Custody Program as well as the State of Florida.  Scheduled maturities and paydowns of the Company’s investment securities are an additional source of liquidity.  The Company also has the ability to convert marketable securities into cash or access new or existing sources of incremental funds if the need should arise.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market deposits.

The Bank has an unsecured federal funds purchased accommodation with its main correspondent bank totaling $10.0 million as of June 30, 2013, all of which was available as of that date.  In the second quarter of 2013, the Bank established an additional unsecured federal funds purchased accommodation with its secondary correspondent bank for $10.0 million, all of which was available as of June 30, 2013.  In addition, the Bank has invested in FHLB stock for the purpose of establishing a line of credit with FHLB.  This line is collateralized by a lien arrangement on the Bank’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $29.3 million as of June 30, 2013 and had borrowed $20.0 million, leaving $9.3 million available as of the same date.  The Bank also has a “Borrower in Custody” line of credit with the Federal Reserve Bank that utilizes excess loan collateral and pledged municipal securities.  The amount of this line as of June 30, 2013 was $19.8 million, all of which was available as of that date.  While these lines of credit were available to the Company as of June 30, 2013, they do not represent legal commitments to extend credit.

The Bank also has access to the non-brokered national and brokered deposit markets to supplement liquidity needs.  As of June 30, 2013, the Bank had $62.7 million in national CDs and $10.4 million in brokered CDs. The Bank has historically utilized brokered deposits, but absent a waiver from the FDIC, could not offer brokered CDs during 2012 as it was not well capitalized until December 31, 2012.  Our ability to utilize brokered CDs and the rates we can pay on deposits will be limited if the Bank fails to remain well capitalized for regulatory purposes.

During the year ended December 31, 2011, the Company entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties.  Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding.  To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  The Revolvers mature on January 1, 2015.  Amounts outstanding under the Revolvers were $2.2 million with $1.8 million remaining available as of June 30, 2013 and December 31, 2012, respectively.  During the second quarter of 2013, participants in the Private Placement who purchased Series A Preferred Stock through the cancellation of debt under their Revolvers, were given the option and thereby elected to reduce their loan commitments under the Revolvers based on the amount previously utilized to purchase shares of Series A Preferred Stock in the Private Placement.  This resulted in a reduction of the maximum borrowings available to the Company from $4.0 million as of June 30, 2013 and December 31, 2012, respectively, to $2.2 million effective July 1, 2013.  In recent years, Bancorp has depended on the Revolvers, in addition to cash on hand and net proceeds from capital raise activities, to pay its operating and interest expenses.  Management believes the remaining amount available under the Revolvers as of June 30, 2013, with additional consideration for the line reduction effective July 1, 2013 and other sources of liquidity, will be sufficient through December 31, 2013.  Please refer to Note 5 – Loans from Related Parties in the accompanying notes to the Consolidated Financial Statements for additional information related to the reduced availability under the Revolvers.

Historically, the primary source of Bancorp’s income was expected to be dividends from the Bank.  A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law.  Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows: No bank may pay a dividend at any time that the total of net income for the current year, when combined with retained net income from the preceding two years, produces a loss.  The Bank met this restriction as of June 30, 2013 as our net income for the six months ended June 30, 2013 combined with retained earnings from the preceding two years produced a loss.  The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies and enforcement actions.  Under Federal Reserve policy, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay dividends, while still maintaining a strong financial position.  As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

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

Capital

Banks and bank holding companies are subject to extensive regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.

As of June 30, 2013 and December 31, 2012, Bancorp, the Bank, and the Company met all capital adequacy requirements to which they were subject.  Further, management and the Bank’s Board of Directors have committed to maintain Total Risk-Based Capital of 12% and Tier 1 Capital to Average Assets of 8%.  For additional information related to the Company’s capital adequacy information, please refer to Note 11 – Capital Adequacy in the accompanying notes to the Consolidated Financial Statements.

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

The Bank was well capitalized as of June 30, 2013 and December 31, 2012, respectively.  Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the FDIC prior to accepting or renewing brokered deposits.  FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had an MoU with the FDIC and the Florida Office of Financial Regulation that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%.  On July 13, 2012, the 2008 MoU was replaced by a new MoU (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%.   The Bank met the minimum capital requirements of these memoranda as of June 30, 2013 and December 31, 2012, when the Bank had total risk-based capital of 13.67% and 12.70% and Tier 1 leverage capital of 9.19% and 8.29%, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In December 2006, bank regulators issued “Joint Guidance on Concentrations in Commercial Real Estate Lending.”  This document outlines regulators’ concerns regarding the high level of growth in commercial real estate loans on banks’ balance sheets.  Many banks, especially those in Florida, have substantial exposure to commercial real estate loans.  The concentration in this category is considered when analyzing the adequacy of the loan loss allowance based on sound, reliable and well-documented information.  The Bank’s 2012 MoU with the FDIC also requires us to monitor and reduce our commercial real estate (“CRE”) loan concentrations.  As of June 30, 2013 the ratio of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans as a percentage of total risk-based capital was 298.9% compared to 315.50% as of December 31, 2012.  While our December 31, 2012 ratio exceeded applicable regulatory guidance of 300%, our June 30, 2012 ratio of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans, met this requirement.

Bancorp
The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.  The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total risk-based capital of at least 8.00%, at least half of which must be Tier 1 capital.  As of June 30, 2013 and December 31, 2012, Bancorp met these requirements.

Higher capital may be required in individual cases and depending upon a bank holding company’s risk profile.  All bank holding companies and banks are expected to hold capital commensurate with the level and nature of their risks including the volume and severity of their problem loans. The Federal Reserve will continue to consider a “tangible Tier 1 leverage ratio” (deducting all intangibles) in evaluating proposals for expansion or new activity.  The level of Tier 1 capital to risk-adjusted assets is becoming more widely used by bank regulators to measure capital adequacy.  The Federal Reserve has not advised the Company of any specific minimum capital ratios applicable to it.  Under Federal Reserve policies, bank holding companies are generally expected to operate with capital positions well above the minimum ratios.  The Federal Reserve believes the risk-based ratios do not take into account the quality of capital and interest rate, liquidity, market and operational risks.  Accordingly, supervisory assessments of capital adequacy may differ significantly from conclusions based solely on an organization’s risk-based capital ratios.

Dividends and Distributions
Dividends received from the Bank historically have been Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt.  Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings.  Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the bank’s regulators.  The Bank has not paid dividends to Bancorp since October 2009 and cannot currently pay dividends, and Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies and enforcement actions.  Bancorp has relied upon revolving loan agreements with certain of its directors and other related parties to pay its expenses during such time.  As of June 30, 2013 and December 31, 2012, respectively, there was $1,800 in remaining funds available under the Revolvers.   During the second quarter of 2013, participants in the Private Placement who purchased shares of Series A Preferred Stock through the cancellation of debt under their Revolvers, were given the option and thereby elected to reduce the amount of their loan commitments under the Revolvers.  This resulted in a reduction of the maximum borrowings available to the Company from $4.0 million as of June 30, 2013 and December 31, 2012, respectively, to $2.2 million effective July 1, 2013.  Please refer to Note 5 – Loans from Related Parties in the accompanying notes to the Consolidated Financial Statements for additional information related to the reduced availability under the Revolvers.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Recent Updates in Capital Regulation and Supervision
The Dodd–Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) significantly modified the capital rules applicable to the Company and calls for increased capital, generally.

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

On July 2, 2013, The Federal Reserve approved the final rules to implement the Basel III rules in the U.S.  The final rule implemented changes to the regulatory capital framework including, but not limited to, (i) revising the definition of regulatory capital, (ii) created a new common equity Tier 1 minimum capital requirement, (iii) imposed a higher minimum Tier 1 capital requirement, (iv) established limitations on capital distributions and certain discretionary bonus payments based on various capital requirements, (v) amended methodologies for determining risk-weighted assets, and (vi) implemented new disclosure requirements for top-tier banking organizations with $50.0 billion or more in total assets.  Further, the final rule incorporated these new requirements into the prompt corrective action framework.  Various provisions have been included in the final rules to provide relief to banking organizations under $50.0 billion in assets, such as community banks like ours.  Such provisions include the opportunity for a one-time opt-out from the requirement to include fluctuations in available-for-sale securities as part of regulatory capital and grandfather treatment of trust preferred securities as an element of Tier 1 capital for banking organizations under $15.0 billion.  These new rules will take effect beginning January 1, 2014 with a mandatory compliance deadline of January 1, 2015 for banking organizations with total assets less than $250.0 billion.  The Company is currently evaluating the impact of adoption.

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

Deferred Income Taxes:
Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income.  From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available.  Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against our deferred tax asset as of December 31, 2011 and December 31, 2012.  The Company performed an analysis as of June 30, 2013 and determined the need for a valuation allowance still existed.  To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense.  Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once the Company can demonstrate a sustainable return to profitability and conclude that it is more-likely-than-not that the deferred tax asset will be utilized prior to expiration.

Additional information with regard to the Company’s methodology and reporting of its critical accounting policies and associated estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 26, 2013.

Recently Issued Accounting and Reporting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that finalized previously deferred guidance related to the report of amounts reclassified out of accumulated other comprehensive income.  The amendments in this update do not alter current requirements for reporting net income or other comprehensive income in the consolidated financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity must present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income either on the face of the statement where net income is presented or in the accompanying notes to the Consolidated Financial Statements.  This requirement is only applicable if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  Alternatively, amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This standard is effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption was permitted.  To comply with the amended guidance, the Company has disclosed additional information pertaining to the components of accumulated other comprehensive income and reclassifications out of accumulated other comprehensive income in Note 9—Shareholders’ Equity in the accompanying notes to the Consolidated Financial Statements.

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

(a)	Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  Based upon management’s evaluation of those controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q, the principal executive officer and Chief Financial Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by Bancorp in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

(c)	Limitations on the Effectiveness of Controls

Bancorp’s management, including our principal executive and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.

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

Management believes that there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 26, 2013, other than as set forth below.

The loss of key personnel may adversely affect our operating results.

Our success is, and is expected to remain, highly dependent on our senior management team.  We rely heavily on our senior management because, as a community bank, our management’s extensive knowledge of, and relationships in, the community generates business for us.  Successful execution of our business strategies will continue to place significant demands on our management and the loss of any such person’s services may adversely affect our ability to resolve these problems, recapitalize the Company, resume our growth and return to profitability.  Since Mr. Schwenck’s retirement on June 18, 2012, we have appointed Stephen C. Green as President and Chief Executive Officer and appointed Margaret A. Incandela as Executive Vice President, Chief Operating Officer and Chief Credit Officer.  Employment contracts were executed with both Mr. Green and Ms. Incandela, with equity awards subject to certain conditions.

On June 24, 2013, Mr. Green resigned as President and Chief Executive Officer of the Company, and as Chief Executive Officer of the Bank.  In connection with his resignation, the Company, the Bank and Mr. Green entered into a separation, release and non-disparagement agreement on June 27, 2013.  Also on June 27, 2013, Donald F. Glisson, Jr., Chairman of the Board of the Company, was appointed to serve as the Company’s principal executive officer on an interim basis until a new President and Chief Executive Officer is elected.  As the Company’s interim principal executive officer, Mr. Glisson will play an active role in facilitating activities within the bounds of our current business strategy and further enhance the organization’s growth potential.  Moving forward, the Company will rely on Mr. Glisson’s knowledge and expertise as he performs the duties and exercises the powers of the President and Chief Executive Officer until such vacancy is filled. If we are unable to attain a new President and Chief Executive Officer in a timely manner our results and financial condition and prospects could be adversely affected.

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

Exhibit No. 3.2b
Second Amendment to Amended and Restated Bylaws of Jacksonville Bancorp, Inc., effective as of June 27, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 27, 2013, File No. 000-30248).

Exhibit No. 10.1
Separation, Release and Non-Disparagement Agreement by and among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 27, 2013, File No. 000-30248). †

Exhibit No. 10.2	Election form to reduce commitments under the loan agreements by certain of the directors, their affiliates, entities and family members, effective July 1, 2013.*

Exhibit No. 31.1	Certification of Chairman of the Board (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 31.2	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 *

Exhibit No. 101.INS	XBRL Instance Document(1)*

Exhibit No. 101.SCH	XBRL Schema Document(1)*

Exhibit No. 101.CAL	XBRL Calculation Linkbase Document(1)*

Exhibit No. 101.DEF	XBRL Definition Linkbase Document(1)*

Exhibit No. 101.LAB	XBRL Label Linkbase Document(1)*

Exhibit No. 101.PRE	XBRL Presentation Linkbase Document(1)*

(1)	These interactive data files will not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.
*	Included herewith.
†	Identifies management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Date: August 9, 2013	By:	/S/ DONALD F. GLISSON, JR.
Donald F. Glisson, Jr.
Chairman of the Board
(Principal executive officer)

Date: August 9, 2013	By:	/S/ VALERIE A. KENDALL
Valerie A. Kendall
Executive Vice President and
Chief Financial Officer
(Principal financial officer and
Chief accounting officer)

EXHIBIT INDEX

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

Exhibit No. 3.2b
Second Amendment to Amended and Restated Bylaws of Jacksonville Bancorp, Inc., effective as of June 27, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on June 27, 2013, File No. 000-30248).

Exhibit No. 10.1
Separation, Release and Non-Disparagement Agreement by and among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 27, 2013, File No. 000-30248). †

Exhibit No. 10.2	Election form to reduce commitments under the loan agreements by certain of the directors, their affiliates, entities and family members, effective July 1, 2013.*

Exhibit No. 31.1	Certification of Chairman of the Board (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 31.2	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 *

Exhibit No. 101.INS	XBRL Instance Document(1)*

Exhibit No. 101.SCH	XBRL Schema Document(1)*

Exhibit No. 101.CAL	XBRL Calculation Linkbase Document(1)*

Exhibit No. 101.DEF	XBRL Definition Linkbase Document(1)*

Exhibit No. 101.LAB	XBRL Label Linkbase Document(1)*

Exhibit No. 101.PRE	XBRL Presentation Linkbase Document(1)*

(1)	These interactive data files will not be deemed filed for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, or otherwise subject to liability under those sections.
*	Included herewith.
†	Identifies management contracts or compensatory plans or arrangements.