Form 10-Q
period 2013-09-30
JACKSONVILLE BANCORP INC /FL/
filed 2013-11-08
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission file number  000-30248

JACKSONVILLE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3472981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Laura Street, Suite 1000 Jacksonville, Florida	32202
(Address of principal executive offices)	(Zip Code)

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
Yes ☐ No ☒

As of October 31, 2013, the latest practicable date, there were 3,177,090 shares of the Registrant’s common stock outstanding and 2,618,005 shares of the Registrant’s nonvoting common stock outstanding.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. Words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “evaluate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future identify forward-looking statements.  These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities and tax laws, regulations and policies and their application by our regulators;

•	changes in accounting rules, practices and interpretations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest-sensitive assets and liabilities;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of concentrations in our loan portfolio;

•	our ability to resolve nonperforming assets;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates and valuations;

•	management’s expectation that measures taken to increase the market price of the Company’s common stock including, but not limited to, a reverse stock split, will result in the intended benefits; or

•	management’s expectation that the Company’s recapitalization plan and strategic initiatives will have a sustained positive impact on results of operations and compliance with all regulatory agreements and associated requirements.

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

JACKSONVILLE BANCORP, INC.

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Cash and due from financial institutions	$15,384	$14,587
Federal funds sold	20,542	57,492
Cash and cash equivalents	35,926	72,079
Securities available-for-sale	88,203	83,985
Loans, net of allowance for loan losses of $16,974 and $20,198 as of September 30, 2013 and December 31, 2012, respectively	355,981	377,833
Premises and equipment, net	6,575	6,952
Bank-owned life insurance	12,899	9,797
Federal Home Loan Bank stock, at cost	1,580	1,771
Other real estate owned, net	8,438	6,971
Accrued interest receivable	1,870	2,059
Other intangible assets, net	938	1,260
Other assets	2,137	2,350
Total assets	$514,547	$565,057

LIABILITIES
Deposits
Noninterest-bearing demand deposits	$98,076	$94,575
Money market, NOW and savings deposits	191,813	198,395
Time deposits	150,465	197,051
Total deposits	440,354	490,021
Loans from related parties	2,200	2,200
Federal Home Loan Bank advances and other borrowings	20,159	20,176
Subordinated debentures	16,138	16,090
Accrued expenses and other liabilities	2,975	2,994
Total liabilities	481,826	531,481

SHAREHOLDERS' EQUITY
Preferred stock	-	18,536
Common stock, $.01 par value, 2,780,713 and 294,544 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively(1)	28	3
Nonvoting common stock, $.01 par value, 2,618,000 and no shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively(1)	26	-
Additional paid–in capital(1)	134,821	83,890
Retained earnings (deficit)	(101,353)	(70,264)
Accumulated other comprehensive (loss) income	(801)	1,411
Total shareholders’ equity	32,721	33,576
Total liabilities and shareholders’ equity	$514,547	$565,057

(1)	Reflects the 1-for-20 reverse stock split completed in October 2013. Please refer to Note 14 – Subsequent Events for additional information related to the reverse stock split.

See accompanying notes to the Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and dividend income:
Loans, including fees	$5,127	$6,102	$16,323	$18,233
Taxable securities	300	338	879	931
Tax-exempt securities	129	190	461	570
Federal funds sold and other	49	11	101	52
Total interest income	5,605	6,641	17,764	19,786

Interest expense:
Deposits	704	866	2,257	2,872
Federal Reserve and other borrowings	45	80	152	213
Federal Home Loan Bank advances	75	79	224	248
Subordinated debentures	208	213	621	637
Total interest expense	1,032	1,238	3,254	3,970

Net interest income	4,573	5,403	14,510	15,816
Provision for loan losses	367	5,990	100	17,646
Net interest income (loss) after provision for loan losses	4,206	(587)	14,410	(1,830)

Noninterest income:
Service charges on deposit accounts	193	202	588	597
Other income	568	154	974	486
Total noninterest income	761	356	1,562	1,083

Noninterest expense:
Salaries and employee benefits	2,083	2,211	6,136	6,282
Occupancy and equipment	684	611	1,991	1,845
Regulatory assessments	196	227	599	669
Data processing	455	338	1,354	968
Advertising and business development	96	86	270	373
Professional fees	361	265	1,285	737
Telephone expense	103	89	280	275
Other real estate owned expense	182	1,084	1,297	2,798
Goodwill impairment	-	3,137	-	3,137
Other	660	2,512	2,385	3,524
Total noninterest expense	4,820	10,560	15,597	20,608

Net income (loss) before income taxes	147	(10,791)	375	(21,355)
Income tax benefit	-	(106)	-	(136)
Net income (loss)	$147	$(10,685)	$375	$(21,219)

Noncash, implied preferred stock dividend	-	-	(31,464)	-
Net income (loss) available to common shareholders	$147	$(10,685)	$(31,089)	$(21,219)

Weighted average common shares outstanding: (1)
Basic shares	5,307,032	294,544	4,401,317	294,515
Dilutive stock options	10	-	-	-
Diluted shares	5,307,042	294,544	4,401,317	294,515

Earnings (loss) per common share: (1)
Basic	$0.03	$(36.27)	$(7.06)	$(72.05)
Diluted	$0.03	$(36.27)	$(7.06)	$(72.05)

(1)	Reflects the 1-for-20 reverse stock split completed in October 2013. Please refer to Note 14 – Subsequent Events for additional information related to the reverse stock split.

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income (loss)	$147	$(10,685)	$375	$(21,219)
Other comprehensive (loss) income:
Change in unrealized holding (losses) gains on available-for-sale securities	(15)	581	(2,197)	935
Net unrealized derivative gains (losses) on cash flow hedge	(1)	(69)	422	(193)
Reclassification adjustment for net gains on investments realized in earnings	(391)	-	(437)	-
Other comprehensive (loss) income	(407)	512	(2,212)	742
Tax effect	-	(193)	-	(279)
Other comprehensive (loss) income, net of tax effect	(407)	319	(2,212)	463
Total comprehensive loss	$(260)	$(10,366)	$(1,837)	$(20,756)

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

			Nonvoting				Additional	Retained	Accumulated Other
	Common Stock (1)		Common Stock (1)		Preferred Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital (1)	(Deficit)	Income (Loss)	Total
Balance as of December 31, 2011	294,492	$3	-	$-	-	$-	$55,439	$(27,216)	$1,118	$29,344
Net loss								(43,048)		(43,048)
Other comprehensive income									293	293
Total comprehensive loss										(42,755)
Vesting of restricted stock (1)	52	0					0			0
Issuance of preferred stock, Series B, net					5,000	4,863				4,863
Exchange of preferred stock, Series B, for preferred stock, Series A					-	(4,863)				(4,863)
Issuance of preferred stock, Series A, net					45,000	50,000	(3,060)			46,940
Discount on preferred stock, Series A beneficial conversion feature						(31,464)	31,464			-
Share-based compensation expense							47			47
Balance as of December 31, 2012	294,544	$3	-	$-	50,000	$18,536	$83,890	$(70,264)	$1,411	$33,576
Net income								375		375
Other comprehensive loss									(2,212)	(2,212)
Total comprehensive loss										(1,837)
Vesting of restricted stock (1)	38	0					0			0
Accretion of discount on preferred stock, Series A						31,464		(31,464)		-
Conversion of preferred stock, Series A, to common stock and nonvoting common stock (1)	2,382,000	24	2,618,000	26	(50,000)	(50,000)	49,950			-
Issuance of common stock (1)	104,131	1					936			937
Share-based compensation expense							45			45
Balance as of September 30, 2013	2,780,713	$28	2,618,000	$26	-	$-	$134,821	$(101,353)	$(801)	$32,721

(1)	Reflects the 1-for-20 reverse stock split completed in October 2013. Please refer to Note 14 – Subsequent Events for additional information related to the reverse stock split.

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$375	$(21,219)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	524	429
Net amortization of deferred loan fees	25	(3)
Provision for loan losses	100	17,646
Goodwill impairment	-	3,137
Premium amortization for securities, net of accretion	763	649
Net realized gain on sale of securities	(437)	-
Net accretion of purchase accounting adjustments	(1,331)	(1,128)
Net gain on sale of other real estate owned	(139)	(52)
Write-down of other real estate owned	546	2,291
Earnings on bank-owned life insurance	(102)	(200)
Loss on disposal of premises and equipment	3	21
Share-based compensation	45	128
Net change in:
Accrued interest receivable and other assets	391	888
Accrued expenses and other liabilities	403	1,952
Net cash from operating activities	1,166	4,539

Cash flows from investing activities:
Available-for-sale securities:
Sales	14,434	-
Maturities, prepayments and calls	17,421	9,408
Purchases	(39,033)	(34,821)
Loan (originations) payments, net	19,221	11,355
Proceeds from sale of other real estate owned	2,273	4,249
Investment in bank-owned life insurance	(3,000)	-
Additions to premises and equipment, net	(138)	(342)
Purchase of Federal Home Loan Bank stock, net of redemptions	191	364
Net cash from (used for) investing activities	11,369	(9,787)

Cash flows from financing activities:
Net change in deposits	(49,625)	19,691
Net change in overnight Federal Home Loan Bank advances	-	(18,600)
Proceeds from issuance of preferred stock, net	-	4,863
Proceeds from issuance of common stock, net	937	-
Proceeds from related party transactions	-	1,000
Proceeds from Federal Home Loan Bank fixed rate advances	-	15,000
Repayment of Federal Home Loan Bank fixed rate advances	-	(13,000)
Net cash (used for) from financing activities	(48,688)	8,954

Net change in cash and cash equivalents	(36,153)	3,706
Cash and cash equivalents at beginning of period	72,079	9,955
Cash and cash equivalents at end of period	$35,926	$13,661

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2013	2012

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$3,655	$4,194
Income taxes	-	-

Supplemental schedule of noncash investing activities:
Acquisition of other real estate owned	$4,310	$2,873

Supplemental schedule of noncash financing activities:
Implied preferred stock dividend	$31,464	$-

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

The consolidated financial information included herein as of and for the periods ended September 30, 2013 and 2012 is unaudited.  Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods.  The December 31, 2012 consolidated balance sheet was derived from the Company’s December 31, 2012 audited Consolidated Financial Statements.

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

JACKSONVILLE BANCORP, INC.

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

For the nine months ended September 30, 2013 and 2012, there were no credit losses recognized in earnings related to investment securities.

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

At times, the Company will charge off a portion of a nonperforming or impaired loan versus recording a specific reserve. The decision to charge off a portion of the loan is based on specific facts and circumstances unique to each loan.  General criteria considered are: the probability that the Company will foreclose on the property, the value of the underlying collateral compared to the principal amount outstanding on the loan and the personal guarantees associated with the loan.  For the nine months ended September 30, 2013 and 2012, partial charge-offs were $2,487 and $8,438, respectively, on nonperforming and impaired loans of $6,796 and $23,163, respectively.  For the year ended December 31, 2012, partial charge-offs were $8,984 on nonperforming and impaired loans of $20,446.

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

Overdrawn customer checking accounts are reclassified as commercial loans and are evaluated on an individual basis for collectability.  These balances are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful.  As of September 30, 2013 and December 31, 2012, overdrawn customer checking accounts reclassified as commercial loans were $185 and $188, respectively.

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

The Company’s policy for assessing loans for impairment is the same for all classes of loans and is included in our allowance for loan losses policy.  The Company classifies a loan as impaired when it is probable that the Company will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement.  An impairment determination is performed utilizing the following general factors:  (i) a risk rating of substandard or doubtful, (ii) a loan amount greater than $100, and/or (iii) a past due aging of 90 days or more.  In addition, the Company also considers the following: the financial condition of the borrower, the Company’s best estimate of the direction and magnitude of any future changes in the borrower’s financial condition, the fair value of collateral if the loan is collateral dependent, the loan’s observable market price, expected future cash flow and, if a purchased loan, the amount of the remaining unaccreted carrying discount.  For loans acquired in the acquisition of ABI, if the loss was attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill.  If not, the additional deterioration was recorded as additional provision expense with a corresponding increase in the allowance for loan losses.  After the measurement period, any additional impairment above the current carrying discount is recorded as additional provision expense with a corresponding increase in the allowance for loan losses.

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

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying amount may be impaired.  The Company has selected September 30th as the date to perform the annual impairment test.

Goodwill was the only intangible asset with an indefinite life on the Company’s consolidated balance sheets.  The annual impairment analysis as of September 30, 2012 determined that there had been a goodwill impairment of $3,137, which reduced the carrying value of the remaining goodwill balance to zero as of the same date.  The impairment was due to several factors, including the financial performance of the Company during 2012 and the increased provision for loan losses.  The Company recorded a charge to earnings for the same amount of the impairment during the nine months ended September 30, 2012 which contributed to the net loss for the period.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  Other intangible assets consist of a core deposit intangible asset that arose from the acquisition of ABI which is amortized on an accelerated method over its estimated useful life of eight years.

JACKSONVILLE BANCORP, INC.

NOTE 1 – BASIS OF PRESENTATION (Continued)

Convertible Securities

On December 31, 2012, the Company completed a $50,000 private placement capital raise (the “Private Placement”) whereby Bancorp sold a total of 50,000 shares of Mandatorily Convertible, Noncumulative, Nonvoting Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”) at a purchase price of $1,000 per share.  Please refer to Note 2—Capital Raise Transactions for additional information regarding the Private Placement and Note 10—Shareholders’ Equity for additional information pertaining to the Series A Preferred Stock.

Pursuant to the Series A Preferred Stock designation, the Series A Preferred Stock was mandatorily convertible into shares of the Company’s common stock, par value $0.01 per share, and a new class of nonvoting common stock, par value $0.01 per share, upon receipt of requisite approval by the Company’s shareholders.  As of the date of issuance, the effective conversion price of $9.71 per share was less than the fair value of $16.00 per share of the Company’s common stock.  In accordance with U.S. GAAP, the Series A Preferred Stock was deemed to include a beneficial conversion feature with an intrinsic value of $6.29 per share for a total discount of $31,464.  On the date of conversion, the discount due to the beneficial conversion feature was recognized as an implied preferred stock dividend.  This noncash, implied dividend decreased retained earnings and net income available to common shareholders in the earnings per share calculation.

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

In October 2013, Bancorp’s Board of Directors implemented a 1-for-20 reverse stock split of its outstanding shares of common stock and nonvoting common stock effective October 24, 2013.  As a result of the reverse stock split, each 20 shares of issued and outstanding common stock and nonvoting common stock, par value $0.01 per share, respectively, were automatically and without any action on the part of the respective holders combined and reconstituted as one share of the respective class of common equity as of the effective date.  Consequently, the aggregate par value of common stock and nonvoting common stock eliminated in the reverse stock split was reclassed on the Company’s consolidated balance sheets from the respective class of common equity to additional paid-in capital.  Additional adjustments were made to the aforementioned accounts as a result of rounding to avoid the existence of fractional shares.  All share and per share information in the Consolidated Financial Statements and the accompanying notes have been retrospectively adjusted to reflect the 1-for-20 reverse stock split.  Please refer to Note 14 – Subsequent Events for additional information related to the reverse stock split.

Recently Issued Accounting and Reporting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that finalized previously deferred guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income.  The amendments in this update do not alter current requirements for reporting net income or other comprehensive income in the consolidated financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity must present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income either on the face of the statement where net income is presented or in the accompanying notes to the Consolidated Financial Statements.  This requirement is only applicable if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  Alternatively, amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This standard was effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption was permitted.  To comply with the amended guidance, the Company has disclosed additional information pertaining to the components of accumulated other comprehensive income and reclassifications out of accumulated other comprehensive income in Note 10—Shareholders’ Equity in the accompanying notes to the Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

NOTE 1 – BASIS OF PRESENTATION (Continued)

In July 2013, the FASB issued an accounting standards update that amended existing guidance related to derivatives and hedging.  The amendments in this update permit the use of the Fed Funds Effective Swap Rate (“OIS”) as a benchmark interest rate for hedge accounting purposes, in addition to existing benchmarks based on U.S. Government Treasury obligations (“UST”) and the London Interbank Offered Rate (“LIBOR”).  This standard was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  Early adoption was not permitted.  The Company has evaluated this standard and determined that it will not have a material effect on the Company’s Consolidated Financial Statements.

Also in July 2013, the FASB issued an accounting standards update that requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryingforward, with specified exceptions.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist as of the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  No new recurring disclosures are required by this update.  The Company is currently evaluating this standard; however, management does not expect this update to have a material impact on the Consolidated Financial Statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – CAPITAL RAISE TRANSACTIONS

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

Pursuant to the Series A Preferred Stock designation, the Series A Preferred Stock was mandatorily convertible into shares of Bancorp’s common stock and a new class of nonvoting common stock upon receipt of requisite approvals by Bancorp’s shareholders.  On February 18, 2013, the Company received shareholder approvals to amend its Amended and Restated Articles of Incorporation to (i) increase the number of authorized shares of the Company’s common stock to 20,000,000, and (ii) authorize 5,000,000 shares of a new class of nonvoting common stock, par value $0.01 per share (the “Capital Amendment”).  On the same date, the Company also received shareholder approval to issue an aggregate of 5,000,000 shares of its common stock and nonvoting common stock in the conversion of the 50,000 outstanding shares of the Company’s Series A Preferred Stock.

JACKSONVILLE BANCORP, INC.

NOTE 2 – CAPITAL RAISE TRANSACTIONS (Continued)

On February 19, 2013, the Company filed the Capital Amendment with the Florida Secretary of State, and on the same date, all of the outstanding shares of the Company’s Series A Preferred Stock automatically converted into an aggregate of 2,382,000 shares of common stock and 2,618,000 shares of nonvoting common stock (the “Conversion”).  The Conversion was based on a conversion price of $10.00 per share and a conversion rate of 100 shares of common stock and/or nonvoting common stock for each share of Series A Preferred Stock outstanding.  As a result of the Conversion, no shares of the Series A Preferred Stock remain outstanding and an aggregate of 2,676,544 shares of common stock and 2,618,000 shares of nonvoting common stock were outstanding immediately following the Conversion.

Net proceeds from the issuance of preferred stock in the amount of $45,140 were used for general operating expenses, mainly for the subsidiary bank, to improve capital ratios, and will be used to support the Company’s business strategy going forward.  Please refer Note 10—Shareholders’ Equity for additional information pertaining to the Company’s equity securities issued in conjunction with the previously described capital raise transactions.

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

2013 Capital Raise Activities

On August 21, 2013, the Company distributed to its eligible existing shareholders nontransferable subscription rights to purchase shares of the Company’s common stock at a subscription price of $10.00 per share.  The subscription rights entitled the holders of our common stock as of August 20, 2013 (excluding participants in the Private Placement) to purchase an aggregate of approximately 500,000 shares of the Company’s common stock.  The subscription period for the rights offering expired on September 20, 2013 and resulted in the sale of 104,131 shares of the Company’s common stock for an aggregate of $1,041, or $937 net of offering expenses.

Concurrently with the rights offering, the Company initiated a public offering of shares not subscribed for in the rights offering at an equal subscription price of $10.00 per share.  At the completion of the rights offering, 395,869 shares of common stock remained available for sale in the public offering.  The public offering expired on October 4, 2013.  Please refer to Note 14 – Subsequent Events for additional information related to the public offering and net proceeds from the concurrent offerings.

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

During the nine months ended September 30, 2013 and looking forward, the Company intends to maintain the quality of its loan portfolio by continuing to improve the overall credit process including, but not limited to, loan origination disciplines, stricter underwriting criteria, and succinct funding and onboarding processes.  In addition, the Company is working to reposition its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors and other service industries resulting in greater diversification in our balance sheet.  Such improvements have not yet materially impacted our financial statements; however, these changes have contributed to the current reduction of loan-related expenses and recent improvements in the Company’s overall asset quality.

JACKSONVILLE BANCORP, INC.

NOTE 2 – CAPITAL RAISE TRANSACTIONS (Continued)

In October 2013, Bancorp’s Board of Directors implemented a 1-for-20 reverse stock split of the Company’s issued and outstanding shares of common stock and nonvoting common stock in an effort to increase the market price of the Company’s common stock and thereby enhance the overall liquidity of issued and outstanding shares of common stock and nonvoting common stock and regain compliance with NASDAQ continued listing standards.  As of the effective date of the reverse stock split, the Company’s per share market price increased from $0.51 to $10.20.  However, there can be no assurance that the reverse stock split, or any other measures taken by Bancorp’s Board of Directors to increase the market price of the common stock, will result in the intended benefits.  Please refer to Note 14 – Subsequent Events for additional information related to the reverse stock split.

NOTE 3 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio as of September 30, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2013
Available-for-sale:
U.S. government-sponsored entities and agencies	$8,642	$204	$(52)	$8,794
State and political subdivisions	7,953	384	(61)	8,276
Mortgage-backed securities - residential	32,707	834	(114)	33,427
Collateralized mortgage obligations	34,939	183	(546)	34,576
Corporate bonds	3,040	100	(10)	3,130
Total available-for-sale securities	$87,281	$1,705	$(783)	$88,203

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Available-for-sale:
U.S. government-sponsored entities and agencies	$10,286	$205	$-	$10,491
State and political subdivisions	16,598	1,568	-	18,166
Mortgage-backed securities - residential	32,148	1,504	(6)	33,646
Collateralized mortgage obligations	19,349	201	(23)	19,527
Corporate bonds	2,048	107	-	2,155
Total available-for-sale securities	$80,429	$3,585	$(29)	$83,985

As of September 30, 2013 and December 31, 2012, the Company’s investment securities portfolio did not include any held-to-maturity securities.

The following table summarizes the proceeds from sales of available-for-sale securities and the associated gains and losses for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Gross gains	$522	$-	$601	$-
Gross losses	(131)	-	(164)	-
Net gain	$391	$-	$437	$-

Proceeds	$10,267	$-	$14,434	$-

JACKSONVILLE BANCORP, INC.

NOTE 3 - INVESTMENT SECURITIES (Continued)

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

(Dollars in thousands) September 30, 2013	Amortized Cost	Fair Value
Available-for-sale:
Within one year	$-	$-
One to five years	2,770	2,897
Five to ten years	5,342	5,410
Beyond ten years	11,523	11,893
Mortgage-backed securities – residential	32,707	33,427
Collateralized mortgage obligations	34,939	34,576
Total	$87,281	$88,203

The following table summarizes the investment securities with unrealized losses as of September 30, 2013 and December 31, 2012 listed by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands) September 30, 2013	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
U.S. government-sponsored entities and agencies	$948	$(52)	$-	$-	$948	$(52)
State and political subdivisions	1,019	(61)	-	-	1,019	(61)
Mortgage backed securities – residential	6,096	(114)	-	-	6,096	(114)
Collateralized mortgage obligations	19,716	(485)	2,701	(61)	22,417	(546)
Corporate bonds	990	(10)	-	-	990	(10)
Total available-for-sale securities	$28,769	$(722)	$2,701	$(61)	$31,470	$(783)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
U.S. government-sponsored entities and agencies	$-	$-	$-	$-	$-	$-
State and political subdivisions	-	-	-	-	-	-
Mortgage backed securities – residential	1,289	(6)	-	-	1,289	(6)
Collateralized mortgage obligations	6,821	(23)	-	-	6,821	(23)
Corporate bonds	-	-	-	-	-	-
Total available-for-sale securities	$8,110	$(29)	$-	$-	$8,110	$(29)

As of September 30, 2013 and December 31, 2012, the Company’s security portfolio consisted of $88,203 and $83,985, respectively, in available-for-sale securities, of which $31,470 and $8,110 were in an unrealized loss position for the related periods.  The unrealized losses as of September 30, 2013 and 2012 were related to all securities types held by the Company, as discussed below.

U.S. Government-Sponsored Entities and Agency Securities (“U.S. Agency Securities”):
All of the U.S. Agency Securities held by the Company were issued by U.S. government-sponsored entities and agencies. As of September 30, 2013 and December 31, 2012, U.S. Agency Securities with unrealized losses were one and none, respectively.  As of September 30, 2013 and December 31, 2012, these securities had depreciated 5.21% and 0.00%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

JACKSONVILLE BANCORP, INC.

NOTE 3 - INVESTMENT SECURITIES (Continued)

State and Political Securities (“Municipal Bonds”):
All of the Municipal Bonds held by the Company were issued by a state, city or other local government and represent general obligations of the issuer that are secured by specified revenues.  As of September 30, 2013 and December 31, 2012, Municipal Bonds with unrealized losses were two and none, respectively.  As of September 30, 2013 and December 31, 2012, these securities had depreciated 5.69% and 0.00%, respectively, from the Company’s amortized cost basis. The decline in fair value was primarily attributable to changes in interest rates rather than the ability or willingness of the municipality to repay.

Mortgage-backed Securities – Residential (“Mortgage-backed Securities”):
All of the Mortgage-backed Securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae and Fannie Mae, institutions which have the full faith and credit of the U.S. government.  As of September 30, 2013 and December 31, 2012, Mortgage-backed Securities with unrealized losses were five and one, respectively.  As of September 30, 2013 and December 31, 2012, these securities had depreciated 1.83% and 0.44%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

Collateralized Mortgage Obligations:
All of the collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, an institution which has the full faith and credit of the U.S. government.  As of September 30, 2013 and December 31, 2012, collateralized mortgage obligations with unrealized losses were fifteen and five, respectively.  As of September 30, 2013 and December 31, 2012, these securities had depreciated 2.38% and 0.34%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

Corporate Bonds:
All of the corporate bonds held by the Company were debt obligations issued by corporations, with no inherent claim to ownership.  As of September 30, 2013 and December 31, 2012, corporate bonds with unrealized losses were one and none, respectively.  As of September 30, 2013 and December 31, 2012, these securities had depreciated 0.98% and 0.00%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not the credit quality of the issuer.

Other-Than-Temporary Impairment

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired as of September 30, 2013 and December 31, 2012.

For the nine months ended September 30, 2013 and 2012, there were no credit losses recognized in earnings related to investment securities.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans as of September 30, 2013 and December 31, 2012 were as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commercial loans	$42,668	$37,760
Real estate mortgage loans:
Residential	72,208	80,314
Commercial	225,159	239,839
Construction and land	30,982	37,557
Consumer and other loans	2,170	2,768
Loans, gross	373,187	398,238
Less:
Net deferred loan fees	(232)	(207)
Allowance for loan losses	(16,974)	(20,198)
Loans, net	$355,981	$377,833

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans acquired as a result of the merger with ABI were recorded at fair value on the date of acquisition.  The amounts reported in the table above are net of the fair value adjustments.  The table below reflects the contractual amount of purchased loans less the discount to principal balances remaining from these fair value adjustments by class of loan as of September 30, 2013 and December 31, 2012.  This discount will be accreted into interest income as deemed appropriate over the remaining term of the related loans.

(Dollars in thousands) September 30, 2013	Gross Contractual Amount Receivable	Discount	Carrying Balance
Commercial loans	$2,170	$190	$1,980
Real estate mortgage loans:
Residential	24,059	1,398	22,661
Commercial	45,775	3,140	42,635
Construction and land	5,681	428	5,253
Consumer and other loans	488	7	481
Total	$78,173	$5,163	$73,010

December 31, 2012	Gross Contractual Amount Receivable	Discount	Carrying Balance
Commercial loans	$2,592	$226	$2,366
Real estate mortgage loans:
Residential	32,383	2,541	29,842
Commercial	52,660	3,833	48,827
Construction and land	13,193	1,753	11,440
Consumer and other loans	662	13	649
Total	$101,490	$8,366	$93,124

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

Activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2013	2012	2013	2012
Allowance at beginning of period	$17,303	$20,647	$20,198	$13,024

Charge-offs:
Commercial loans	57	401	121	878
Real estate mortgage loans	724	8,289	3,313	12,027
Consumer and other loans	1	98	174	124
Total charge-offs	782	8,788	3,608	13,029

Recoveries:
Commercial loans	11	8	81	13
Real estate mortgage loans	68	164	165	339
Consumer and other loans	7	79	38	107
Total recoveries	86	251	284	459
Net charge-offs	696	8,537	3,324	12,570

Provision for loan losses charged to operating expenses:
Commercial loans	(70)	153	145	1,148
Real estate mortgage loans	436	5,834	(193)	16,517
Consumer and other loans	1	3	148	(19)
Total provision	367	5,990	100	17,646
Allowance at end of period	$16,974	$18,100	$16,974	$18,100

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2013 and December 31, 2012:

(Dollars in thousands) September 30, 2013	Commercial Loans	Real Estate Mortgage Loans	Consumer and Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$204	$1,022	$241	$1,467
Collectively evaluated for impairment	969	13,486	90	14,545
Loans acquired with deteriorated credit quality	-	962	-	962
Total ending allowance balance	$1,173	$15,470	$331	$16,974
Loans:
Loans individually evaluated for impairment	$204	$15,958	$241	$16,403
Loans collectively evaluated for impairment	42,367	291,080	1,927	335,374
Loans acquired with deteriorated credit quality	97	21,311	2	21,410
Total ending loans balance	$42,668	$328,349	$2,170	$373,187

December 31, 2012	Commercial Loans	Real Estate Mortgage Loans	Consumer and Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$29	$1,168	$242	$1,439
Collectively evaluated for impairment	1,039	15,529	77	16,645
Loans acquired with deteriorated credit quality	-	2,114	-	2,114
Total ending allowance balance	$1,068	$18,811	$319	$20,198
Loans:
Loans individually evaluated for impairment	$89	$15,907	$242	$16,238
Loans collectively evaluated for impairment	37,574	309,434	2,522	349,530
Loans acquired with deteriorated credit quality	97	32,369	4	32,470
Total ending loans balance	$37,760	$357,710	$2,768	$398,238

The following table presents loans individually evaluated for impairment, by class of loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial loans	$-	$-	$-	$159	$59	$-
Real estate mortgage loans:
Residential	1,089	849	-	746	402	-
Commercial	7,999	4,858	-	9,669	5,801	-
Construction and land	8,660	4,907	-	11,365	5,270	-
Consumer and other loans	-	-	-	-	-	-
With an allowance recorded:
Commercial loans	$209	$205	$204	$33	$30	$29
Real estate mortgage loans:
Residential	1,773	1,716	363	499	447	297
Commercial	3,604	3,329	453	5,751	3,506	590
Construction and land	298	298	206	500	481	281
Consumer and other loans	253	241	241	242	242	242

Total	$23,885	$16,403	$1,467	$28,964	$16,238	$1,439

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the average recorded investment in impaired loans and the related interest income recognized during impairment for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Dollars in thousands)	Average Impaired Loans	Interest Income	Cash- Basis	Average Impaired Loans	Interest Income	Cash- Basis
Commercial loans	$266	$-	$-	$218	$-	$-
Real estate mortgage loans:
Residential	2,735	-	-	2,069	-	-
Commercial	8,675	50	50	9,144	149	150
Construction and land	5,344	6	6	4,609	15	14
Consumer and other loans	232	-	-	240	-	-
Total	$17,252	$56	$56	$16,280	$164	$164

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Average Impaired Loans	Interest Income	Cash- Basis	Average Impaired Loans	Interest Income	Cash- Basis
Commercial loans	$1,359	$-	$-	$1,070	$-	$-
Real estate mortgage loans:
Residential	12,046	-	-	12,477	-	-
Commercial	19,611	56	31	20,340	117	97
Construction and land	14,804	-	-	15,923	-	-
Consumer and other loans	27	-	-	22	-	-
Total	$47,847	$56	$31	$49,832	$117	$97

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commercial loans	$204	$98
Real estate mortgage loans:
Residential	4,236	4,813
Commercial	5,132	6,151
Construction and land	5,701	11,372
Consumer and other loans	243	247
Total(1)	$15,516	$22,681

(1)	Includes loans acquired in the merger with ABI. As of September 30, 2013 and December 31, 2012, these amounts totaled $5,124 and $12,205, respectively.

The number of loans past due over 90 days still on accrual was none and one, as of September 30, 2013 and December 31, 2012, respectively.  As of December 31, 2012, the recorded investment of the loan past due over 90 days still on accrual was $67.

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2013 and December 31, 2012:

	Past Due Loans
(Dollars in thousands) September 30, 2013	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$43	$13	$49	$105	$42,563	$42,668
Real estate mortgage loans:
Residential	1,642	93	2,413	4,148	68,060	72,208
Commercial	994	6,570	2,108	9,672	215,487	225,159
Construction and land	712	207	4,706	5,625	25,357	30,982
Consumer and other loans	231	12	-	243	1,927	2,170
Total	$3,622	$6,895	$9,276	$19,793	$353,394	$373,187

	Past Due Loans
December 31, 2012	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$66	$8	$6	$80	$37,680	$37,760
Real estate mortgage loans:
Residential	1,750	825	1,364	3,939	76,375	80,314
Commercial	1,546	1,240	4,685	7,471	232,368	239,839
Construction and land	-	-	10,114	10,114	27,443	37,557
Consumer and other loans	69	244	-	313	2,455	2,768
Total	$3,431	$2,317	$16,169	$21,917	$376,321	$398,238

Included in the past due loan table above are loans acquired in the merger with ABI.  As of September 30, 2013 and December 31, 2012, the amounts of such loans were as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
30-59 days past due	$1,128	$1,847
60-89 days past due	1,550	676
90 days past due and greater	3,509	6,722
Total past due	$6,187	$9,245

The delinquency status of purchased credit impaired loans that resulted from our acquisition of ABI is based on the contractual terms of the loan.  In effect, past due status of an acquired loan is determined in the same manner as loans originated by the Bank.

Troubled Debt Restructurings

During the normal course of business, the Company may restructure or modify the terms of a loan for various reasons.  The restructuring of a loan is considered a troubled debt restructuring if both (i) the borrower is experiencing financial difficulties and (ii) a concession is granted that otherwise would not have occurred under normal circumstances.
The following table presents the recorded investment and specific reserves allocated to loans modified as troubled debt restructurings (“TDRs”) as of September 30, 2013 and December 31, 2012.

(Dollars in thousands)	September 30, 2013	December 31, 2012
Recorded investment(1)	$11,546	$10,991
Specific reserves allocated(2)	625	464

(1)	Of the total recorded investment in loans modified as TDRs, $4,234 and $6,028, respectively, were for customers whose loans were collateral dependent with collateral shortfalls.
(2)	Of the specific reserves allocated to customers whose loan terms were modified as TDRs, $531 and $412, respectively, were allocated to customers whose loans were collateral dependent with collateral shortfalls.

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

As of September 30, 2013, the Company had extended additional credit of $483 to customers with outstanding loans whose terms have been modified as TDRs, whereas the Company had not committed to lend additional amounts as of December 31, 2012.

The following table represents loans by class modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
(Dollars in thousands)	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial loans	-	$-	$-	1	$66	$66
Real estate mortgage loans:
Residential	-	-	-	2	1,277	1,474
Commercial	1	341	341	1	341	341
Construction and land	2	996	996	4	4,280	4,260
Consumer and other loans	-	-	-	-	-	-
Total	3	$1,337	$1,337	8	$5,964	$6,141

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial loans	-	$-	-	-	$-	$-
Real estate mortgage loans:
Residential	1	29	29	1	29	29
Commercial	2	865	865	3	2,760	2,760
Construction and land	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
Total	3	$894	$894	4	$2,789	$2,789

During the three and nine months ended September 30, 2013, the number of loans modified as troubled debt restructurings were three and eight, respectively.  These troubled debt restructurings include several loans modified into a multiple loan structure to accommodate the revised terms and are presented based on the number of loans pre-modification.  The terms of these loans were modified as a troubled debt restructuring because the borrowers were experiencing financial difficulties. The loan modifications allowed the borrowers to make reduced payments, such as (i) forbearance of payments for a limited period of time with revised payment schedules to coordinate with periods of forbearance, (ii) change from principal and interest payments to interest only payments through maturity, (iii) reduced principal and interest payments through maturity, (iv) forgiveness of principal, (v) reduced principal and interest payments through maturity with an assumption of additional debt to protect the Bank’s collateral position, (vi) change from variable rate interest only payments through maturity to fixed rate interest only payments for a limited period of time and reduced principal and interest payments through maturity, or (vii) change from variable rate interest only payments through maturity to fixed rate and reduced principal and interest payments through maturity, or (viii) proposed forgiveness of principal contingent upon the satisfaction of the modified terms.  Principal forgiven in the amount of $565 was offset by existing reserves from purchase accounting adjustments in the amount of $545 which resulted in a net charge-off of $20.  The troubled debt restructurings described above increased the allowance for loan losses by $273 and $400, respectively, and resulted in no charge-offs for the three months ended September 30, 2013 and charge-offs of $233 for the nine months ended September 30, 2013.  For the three and nine months ended September 30, 2013, the number of collateral-impaired loans modified as troubled debt restructurings were one and three, respectively.

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

During the three and nine months ended September 30, 2012, there were three and four loans modified as troubled debt restructurings, respectively.  The terms of these loans were modified as a troubled debt restructuring because the borrowers were experiencing financial difficulties. The loan modifications allowed the borrowers to make reduced payments, including (i) interest-only payments through maturity, (ii) interest only payments for a limited period of time, followed by reduced principal and interest payments through maturity, or (iii) reduced principal and interest payments through maturity.  These troubled debt restructurings increased the allowance for loan losses by $180 and $706, respectively, and did not result in any charge-offs for the three and nine months ended September 30, 2012.

There were no TDRs for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2013 and 2012, respectively.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the three and nine months ended September 30, 2013 and 2012.  These loans had a total recorded investment of $1,387 and $7,152 for the three and nine months ended September 30, 2013, respectively, and $639 and $17,739 for the three and nine months ended September 30, 2012, respectively.  These modifications involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time (generally 18 months or less), (ii) adjusting the interest rate to a market interest rate through maturity, (iii) allowing a delay in payment that was considered to be insignificant, (iv) extension of credit with an additional increase in principal payments, or (v) reduced principal and interest payments with the remaining principal due at maturity.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans.  As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands) September 30, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans	$41,548	$663	$457	$-	$42,668
Real estate mortgage loans:
Residential	59,761	5,277	7,170	-	72,208
Commercial	203,048	4,689	17,422	-	225,159
Construction and land	21,409	777	8,796	-	30,982
Consumer and other loans	1,867	60	243	-	2,170
Total	$327,633	$11,466	$34,088	$-	$373,187

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans	$37,206	$415	$139	$-	$37,760
Real estate mortgage loans:
Residential	66,405	6,401	7,508	-	80,314
Commercial	207,674	14,970	17,195	-	239,839
Construction and land	19,229	4,660	13,668	-	37,557
Consumer and other loans	2,507	12	249	-	2,768
Total	$333,021	$26,458	$38,759	$-	$398,238

Included in the risk category of loans by class of loans table above are loans acquired in the merger with ABI.  As of September 30, 2013 and December 31, 2012, the amounts of such loans were as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Special mention	$1,034	$6,963
Substandard	11,992	20,897
Doubtful	-	-
Total	$13,026	$27,860

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans Sold

On December 28, 2012, the Bank entered into an Asset Purchase Agreement with a real estate investment firm for the sale of $25,134 in assets, including non-accrual loans, loans with a history of being past due, and other loans that were part of an overall customer relationship for a total of $24,601 and other real estate owned (“OREO”) of $533, for a purchase price of $11,705.  The Asset Sale was completed on December 31, 2012, immediately prior to the closing of the Private Placement.  The carrying amount and composition of loans sold in the Asset Sale, as well as total net charge-offs that occurred on the date of sale, were as follows:

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

Purchased Loans

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amounts of these loans were as follows as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Commercial loans	$166	$206
Real estate mortgage loans:
Residential	6,699	10,799
Commercial	14,529	15,709
Construction and land	2,288	10,404
Consumer and other loans	2	5
Unpaid principal balance	$23,684	$37,123

Carrying amount	$21,410	$32,470

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Accretable yield, or income expected to be collected, from these loans was as follows:

(Dollars in thousands)
Balance as of December 31, 2011	$16,343
New loans purchased, including loans classified as held-for-sale	-
Accretion of income	(2,593)
Reduction for loans sold, paid off and other	(1,923)
Loans charged off	-
Reclassifications from nonaccretable difference	-
Disposals	-
Balance as of December 31, 2012	$11,827
New loans purchased, including loans classified as held-for-sale	-
Accretion of income	(1,548)
Reduction for loans sold, paid off and other	(1,018)
Loans charged off	(935)
Reclassifications from nonaccretable difference	-
Disposals	-
Balance as of September 30, 2013	$8,326

For those purchased loans disclosed above, the Company increased the allowance for loan losses to $962 and $2,114 as of September 30, 2013 and December 31, 2012, respectively.  Additionally, no allowance for loan losses related to these loans was reversed during the aforementioned time periods.

NOTE 5 – GOODWILL

The Company had no goodwill on its consolidated balance sheets as of September 30, 2013 and December 31, 2012.  The change in goodwill during the year ended December 31, 2012 is presented in the table below with no activity during the nine months ended September 30, 2013:

(Dollars in thousands)
Balance as of December 31, 2011	$3,137
Additions	-
Impairment	(3,137)
Balance as of December 31, 2012	$-

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

JACKSONVILLE BANCORP, INC.

NOTE 5 – GOODWILL (Continued)

The annual impairment analysis as of September 30, 2012 determined that there had been a goodwill impairment of $3,137, which reduced the carrying value of the remaining goodwill balance to zero.  This impairment was due to several factors, including the financial performance of the Company through September 30, 2012 resulting from the increased provision for loan losses.  The Company recorded a charge to earnings for the same amount of the impairment during the nine months ended September 30, 2012 which contributed to the net loss for the period.

NOTE 6 – LOANS FROM RELATED PARTIES

During the year ended December 31, 2011, the Company entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties.  Amounts outstanding under the Revolvers were $2,200 as of September 30, 2013 and December 31, 2012 with no remaining funds available as of September 30, 2013 and $1,800 remaining funds available as of December 31, 2012.  Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding.  To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  The Revolvers mature on January 1, 2015.

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

During the second quarter of 2013, participants in the Private Placement were granted the option to reduce their loan commitments under the Revolvers based on the amount previously utilized to purchase shares of Series A Preferred Stock.  If elected by June 15, 2013, this option would reduce the amount of the loan commitment, as applied to each lender, to zero as of July 1, 2013 and correspondingly reduce the calculation of the unused revolver fee in future periods.  As of June 15, 2013, all such participants in the Private Placement elected to reduce the amount of their loan commitments under the Revolvers resulting in a reduction of the maximum borrowings available to the Company from $4,000 as of December 31, 2012 to $2,200 as of July 1, 2013.  The reduction of loan commitments on these revolving loan agreements impacted only related parties that participated in the Private Placement and did not result in any modifications to the remaining loan agreements.

Please refer to Note 14 – Subsequent Events for additional information regarding recent changes in borrowing capacity under the Revolvers.

NOTE 7 – SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

As of September 30, 2013 and December 31, 2012, advances from the FHLB were as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Overnight advances maturing daily at a daily variable interest rate of 0.36% on September 30, 2013	$-	$-
Advances maturing July 15, 2014 at a fixed rate of 2.42%	2,500	2,500
Advance maturing January 9, 2015 at a fixed rate of 0.88%	4,000	4,000
Advances maturing March 2, 2015 at a fixed rate of 0.76%	2,000	2,000
Advances maturing July 15, 2016 at a fixed rate of 2.81%	2,500	2,500
Advances maturing January 9, 2017 at a fixed rate of 1.40%	4,000	4,000
Advances maturing May 30, 2017 at a fixed rate of 1.23%	5,000	5,000
Total advances from the FHLB	$20,000	$20,000

Each advance is payable at its maturity date, with a prepayment penalty for early termination.  The advances are collateralized by a blanket lien arrangement on the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to a total of $26,780 as of September 30, 2013 and had borrowed $20,000, leaving $6,780 available.  As of December 31, 2012, the Company was eligible to borrow up to a total of $35,067 and had borrowed $20,000, leaving $15,067 available as of the same date.

JACKSONVILLE BANCORP, INC.

NOTE 7 – SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES (Continued)

The Company also has a “Borrower in Custody” line of credit with the Federal Reserve by pledging collateral.  The amount of this line as of September 30, 2013 and December 31, 2012 was $22,194 and $22,917, respectively, all of which was available as of the respective dates.

Also included in FHLB advances and other borrowings on the Company’s consolidated balance sheets were amounts related to certain loan participation agreements that were classified as secured borrowings as they did not qualify for sale accounting treatment.  As of September 30, 2013 and December 31, 2012, these loan participation agreements were $159 and $176, respectively.  A corresponding amount was recorded as an asset within Loans on the Company’s consolidated balance sheets.

NOTE 8 – SUBORDINATED DEBENTURES

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

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENT

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure.  Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating-rate contract (90-day LIBOR plus 375 basis points).  The fair value of this derivative instrument was $873 and $1,294 as of September 30, 2013 and December 31, 2012, respectively.  The fair value of the hedged item was $4,857 and $5,531 as of the same dates.

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

NOTE 10 – SHAREHOLDERS’ EQUITY

Preferred Equity

As of September 30, 2013 and December 31, 2012, Bancorp was authorized to issue up to 10,000,000 shares of preferred stock, par value $0.01 per share.  During the year ended December 31, 2012, Bancorp designated and issued two series of preferred stock in connection with the Company’s capital raise efforts.  The voting and other powers, preferences and relative participating, optional or other rights, and the qualifications, limitations and restrictions of each series of Bancorp’s preferred stock are set forth in the corresponding amendment to Bancorp’s Amended and Restated Articles of Incorporation designating such series of preferred stock.  Material features of each series of preferred stock are discussed below.

If declared by Bancorp’s Board of Directors, dividends on any outstanding shares of Bancorp’s preferred stock would reduce earnings available to common shareholders.  In addition, both new series of preferred stock qualified as Tier 1 capital for regulatory purposes.

JACKSONVILLE BANCORP, INC.

NOTE 10 – SHAREHOLDERS’ EQUITY (Continued)

Series B Preferred Stock:
The Series B Preferred Stock, designated as “Noncumulative, Nonvoting, Perpetual Preferred Stock, Series B,” was issued and sold by Bancorp on September 27, 2012 in connection with a bridge financing transaction. The Series B Preferred Stock has a liquidation preference of $1,000 per share and ranks senior to Bancorp’s common stock and equally with the Series A Preferred Stock (described below).  Holders of the outstanding shares of Series B Preferred Stock (if any) are entitled to receive, when and if declared by Bancorp’s Board of Directors, dividends at a rate equal to 10% per share per annum of the Series B liquidation amount of $1,000 (equivalent to $100 per share per annum).  Dividends are payable biannually on June 1st and December 1st, beginning June 1, 2013.

In connection with the Private Placement, all of the issued and outstanding shares of Series B Preferred Stock were exchanged, on a one for one basis, for shares of Series A Preferred Stock.  As a result, no shares of Series B Preferred Stock were issued or outstanding as of September 30, 2013 and December 31, 2012, respectively.

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

The Series A Preferred Stock was mandatorily convertible into shares of common stock and/or a new class of nonvoting common stock upon receipt of requisite shareholder approvals, including (i) approval of an increase in authorized shares of common stock, (ii) authorization of the new class of nonvoting common stock, and (iii) approval of the issuance of shares of common stock and nonvoting common stock upon conversion of the Series A Preferred Stock.  The initial conversion price was $10.00 per share, with each share of Series A Preferred Stock expected to convert into an aggregate of approximately 100 shares of common stock and/or nonvoting common stock, subject to adjustment as provided in the designation for the Series A Preferred Stock.  The conversion price of the Series A Preferred Stock was subject to certain adjustments, including (i) a 10% decrease if the requisite shareholder approvals were not received within 50 days following the Private Placement, or by February 19, 2013 and (ii) customary anti-dilution adjustments, including in connection with stock dividends or distributions in shares of the common stock or subdivisions, splits and combinations of the common stock.

As of the date of issuance of the Series A Preferred Stock, the effective conversion price of $9.71 per share was less than the fair value of Bancorp’s common stock of $16.00 per share.  In accordance with U.S. GAAP, the Series A Preferred Stock was deemed to include a beneficial conversion feature with an intrinsic value of $6.29 per share for a total discount of $31,464.  This discount was recognized by allocating a portion of the proceeds from the Series A Preferred Stock to additional paid-in capital attributable to common stock on the Company’s consolidated balance sheets as of December 31, 2012.

On February 18, 2013, the Company received shareholder approvals to amend its Amended and Restated Articles of Incorporation to (i) increase the number of authorized shares of the Company’s common stock to 20,000,000, (ii) authorize 5,000,000 shares of a new class of nonvoting common stock, par value $0.01 per share, and (iii) authorize a reverse stock split of the Company’s outstanding Common Stock and Nonvoting Common Stock (if any) at a ratio of up to 1-for-20 to be implemented in the Board’s discretion (the “Capital Amendment”).  On the same date, the Company also received shareholder approval to issue an aggregate of 5,000,000 shares of its common stock and nonvoting common stock in the conversion of the 50,000 outstanding shares of the Company’s Series A Preferred Stock.

On February 19, 2013, the Company filed the Capital Amendment with the Florida Secretary of State, and on the same date, all of the outstanding shares of the Company’s Series A Preferred Stock automatically converted into an aggregate of 2,382,000 shares of common stock and 2,618,000 shares of nonvoting common stock (the “Conversion”).  The Conversion was based on a conversion price of $10 per share and a conversion rate of 100 shares of common stock and/or nonvoting common stock for each share of Series A Preferred Stock outstanding.  In addition, the full balance of the discount due to the beneficial conversion feature was transferred from common stock to preferred stock and recognized as an implied preferred stock dividend, which decreased retained earnings and net income available to common shareholders in the earnings per share calculation.  As a result of the Conversion, no shares of the Series A Preferred Stock remained outstanding and an aggregate of 2,676,544 shares of common stock and 2,618,000 shares of nonvoting common stock were outstanding immediately following the Conversion.

JACKSONVILLE BANCORP, INC.

NOTE 10 – SHAREHOLDERS’ EQUITY (Continued)

Common Equity

As a result of the Capital Amendment (described above), the number of authorized shares of the Company’s common stock, par value $0.01 per share, increased from 2,000,000 as of December 31, 2012 to 20,000,000 as of September 30, 2013.  In addition, a new class of nonvoting common stock, par value $0.01 per share, was authorized in the amount of 5,000,000 shares.  Other than voting rights, the common stock and nonvoting common stock have the same rights and privileges, share ratably in all assets of the Company upon its liquidation, dissolution or winding-up, will be entitled to receive dividends in the same amount per share and at the same time when, as and if declared by Bancorp’s Board of Directors, and are identical in all other respects as to all other matters (other than voting).  Holders of the nonvoting common stock are not entitled to vote except as required by the Florida Business Corporation Act.  In addition, holders of the nonvoting common stock have no cumulative voting rights or preemptive rights (other than the limited contractual preemptive rights of certain shareholders) to purchase or subscribe for any additional shares of common stock or nonvoting common stock or other securities, and there are no redemption or sinking fund provisions with respect to the nonvoting common stock.

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

As of September 30, 2013 and December 31, 2012, the carrying amount of common stock outstanding was $28 and $3, respectively.  The carrying amount of nonvoting common stock outstanding was $26 as of September 30, 2013.  As of December 31, 2012, there were no shares of nonvoting common stock authorized or outstanding, and therefore, had no carrying amount as of the same date.

Share amounts related to the Company’s common equity and the respective carrying amount for each class have been adjusted retrospectively for all periods presented to reflect the reverse stock split completed in October 2013.  Please refer to Note 14 – Subsequent Events for additional information related to the reverse stock split.

Accumulated Other Comprehensive Income

The following table presents information related to changes in accumulated other comprehensive income by component as of September 30, 2013 and December 31, 2012:

(Dollars in thousands)	Change in Unrealized Gains (Losses) on Available-for-Sale Securities	Change in Unrealized Derivative Gains (Losses) on Cash Flow Hedge	Total
Balance as of December 31, 2012	$2,218	$(807)	$1,411
Other comprehensive (loss) income before reclassifications	(2,196)	421	(1,775)
Amounts reclassified from accumulated other comprehensive (loss) income	(437)	-	(437)
Other comprehensive (loss) income, net	(2,633)	421	(2,212)
Balance as of September 30, 2013	$(415)	$(386)	$801

Amounts reclassified from accumulated other comprehensive income during the nine months ended September 30, 2013 resulted from realized gains on the sale of available-for-sale securities presented in Other income on the consolidated statements of operations.

JACKSONVILLE BANCORP, INC.

NOTE 11 – FAIR VALUE

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, for which the Company has elected the fair value option, by level within the hierarchy:

(Dollars in thousands) September 30, 2013	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$8,794	$-	$8,794	$-
State and political subdivisions	8,276	-	8,276	-
Mortgage-backed securities - residential	33,427	-	33,427	-
Collateralized mortgage obligations	34,576	-	34,576	-
Corporate bonds	3,130	-	3,130	-
Liabilities:
Derivative liability	873	-	873	-

December 31, 2012	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$10,491	$-	$10,491	$-
State and political subdivisions	18,166	-	18,166	-
Mortgage-backed securities - residential	33,646	-	33,646	-
Collateralized mortgage obligations	19,527	-	19,527	-
Corporate bonds	2,155	-	2,155	-
Liabilities:
Derivative liability	1,294	-	1,294	-

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2013.

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

JACKSONVILLE BANCORP, INC.

NOTE 11 – FAIR VALUE (Continued)

The following table presents information about our assets measured at fair value on a non-recurring basis as of September 30, 2013 and December 31, 2012, by level within the fair value hierarchy.  The amounts in the tables represent only assets for which the carrying amount has been adjusted for impairment during the period; therefore, these amounts will differ from the total amounts outstanding.

(Dollars in thousands) September 30, 2013	Total	Level I	Level II	Level III
Impaired Loans (Collateral Dependent):
Real estate mortgage loans:
Residential	$100	$-	$-	$100
Commercial	832	-	-	832
Construction and land	92	-	-	92
Other real estate owned:
Real estate mortgage loans:
Residential	4,652	-	-	4,652
Commercial	309	-	-	309
Construction and land	3,477	-	-	3,477

December 31, 2012	Total	Level I	Level II	Level III
Impaired Loans (Collateral Dependent):
Real estate mortgage loans:
Residential	$149	$-	$-	$149
Commercial	1,171	-	-	1,171
Construction and land	200	-	-	200
Other real estate owned:
Real estate mortgage loans:
Residential	4,963	-	-	4,963
Commercial	195	-	-	195
Construction and land	1,813	-	-	1,813

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

Other Real Estate Owned (“OREO”):
Assets acquired as a result of, or in lieu of, loan foreclosure are initially recorded at fair value (based on the lower of the current appraised value or listing price) at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell.  Management has determined fair value measurements on OREO primarily through evaluations of appraisals performed and current and past offers for the OREO under evaluation.  Appraisals of OREO are obtained subsequent to acquisition as deemed necessary by the Chief Credit Officer.  Appraisals are reviewed for accuracy and consistency by a third-party specialist, supervised by the Chief Credit Officer, and are selected from the list of approved appraisers maintained by management.  Certain current appraised values were discounted to estimated fair value based on factors such as sales prices for comparable properties in similar geographic areas and/or assessment through observation of such properties.

JACKSONVILLE BANCORP, INC.

NOTE 11 – FAIR VALUE (Continued)

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs.  There were no transfers between fair value levels for September 30, 2013 and December 31, 2012, respectively.

Quantitative Information about Level III Fair Value Measurements

The following table presents quantitative information about unobservable inputs for assets measured on a non-recurring basis using Level III measurements as of September 30, 2013.  This quantitative information is the same for each class of loans.

(Dollars in thousands) September 30, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Impaired loans (collateral dependent)	$1,024	Market comparable properties	Marketability discount	0.80%
Other real estate owned	8,438	Market comparable properties	Comparability adjustments	19.9

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Weighted Average
Impaired loans (collateral dependent)	$1,520	Market comparable properties	Marketability discount	9.1%
Other real estate owned	6,971	Market comparable properties	Comparability adjustments	10.3

The reduced weighted average discount on appraisals of collateral on impaired loans as of September 30, 2013 was the result of updated appraisals, stabilization in the local real estate markets, and disposition values based on offers to purchase and sales of similar properties, among other factors, whereas the weighted average discount on appraisals of collateral on OREO increased due to changes in the property / discount mix during the year-to-date period.

The table below summarizes the outstanding balance, valuation allowance, net carrying amount and period expense related to Level III non-recurring instruments for the nine months ended September 30, 2013 and for the year ended December 31, 2012:

(Dollars in thousands) September 30, 2013	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral dependent)	$2,406	$1,382	$1,024	$2,471
Other real estate owned	9,077	639	8,438	546

December 31, 2012	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral dependent)	$2,918	$1,398	$1,520	$8,821
Other real estate owned	7,908	937	6,971	2,789

JACKSONVILLE BANCORP, INC.

NOTE 11 – FAIR VALUE (Continued)

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$35,926	$35,926	$72,079	$72,079
Securities available-for-sale	88,203	88,203	83,985	83,985
Loans, net	355,981	363,471	377,833	383,987
Federal Home Loan Bank stock	1,580	N/A	1,771	N/A
Independent Bankers' Bank stock	178	N/A	178	N/A
Accrued interest receivable	1,870	1,870	2,059	2,059

Financial Liabilities:
Deposits	$440,354	$430,726	$490,021	$494,211
Other borrowings	22,359	22,565	22,376	22,802
Subordinated debentures	16,138	7,506	16,090	8,277
Accrued interest payable	196	196	554	554
Interest rate swap	873	873	1,294	1,294

The methods and assumptions not previously presented, used to estimate fair value are described as follows:

Cash and cash equivalents:
The carrying amounts of cash and cash equivalents approximate the fair value and are classified as either Level I or Level II in the fair value hierarchy.   As of September 30, 2013 and December 31, 2012, respectively, the breakdown of cash and cash equivalents between Level I and Level II were as follows:

	September 30, 2013		December 31, 2012
(Dollars in thousands)	Level I	Level II	Level I	Level II
Cash and cash equivalents	$29,489	$6,437	$70,335	$1,744

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

JACKSONVILLE BANCORP, INC.

NOTE 11 – FAIR VALUE (Continued)

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

Off-balance sheet instruments:
The fair value of off-balance sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of these commitments as of September 30, 2013 was not material.

NOTE 12 – CAPITAL ADEQUACY

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

The “prompt corrective action” rules provide that a bank will be: (i) “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage capital ratio of 5% or greater and is not subject to certain written agreements, orders, capital directives or prompt corrective action directives by a federal bank regulatory agency to maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally has a leverage capital ratio of 4% or greater; (iii) “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or generally has a leverage capital ratio of less than 4%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage capital ratio of less than 3%; or (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% to total assets.  The federal bank regulatory agencies have authority to require additional capital.

The Bank was well capitalized as of September 30, 2013 and December 31, 2012, respectively.  Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the Federal Deposit Insurance Corporation (“FDIC”) prior to accepting or renewing brokered deposits.  FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had a Memorandum of Understanding (“MoU”) with the FDIC and the Florida Office of Financial Regulation (“OFR”) that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%.  On July 13, 2012, the 2008 MoU was replaced by a new MoU  (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%.   The Bank met the minimum capital requirements of the 2012 MoU as of September 30, 2013 and December 31, 2012, when the Bank had total risk-based capital of 14.05% and 12.70%, respectively, and Tier 1 leverage capital of 9.35% and 8.29% as of the same dates.

JACKSONVILLE BANCORP, INC.

NOTE 12 – CAPITAL ADEQUACY (Continued)

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.

The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total capital to risk-weighted assets of at least 8.00%, at least half of which must be Tier 1 capital.  As of September 30, 2013 and December 31, 2012, Bancorp met these requirements.

The following table presents the capital ratios and related information for the Company and the Bank as of September 30, 2013 and December 31, 2012, respectively.

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$53,632	14.09%	$30,451	8.00%	N/A	N/A
Bank	53,306	14.05	30,363	8.00	$37,953	10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	43,759	11.50	15,225	4.00	N/A	N/A
Bank	48,411	12.76	15,181	4.00	22,772	6.00
Tier 1 (Core) capital to average assets:
Consolidated	43,759	8.44	20,751	4.00	N/A	N/A
Bank	48,411	9.35	20,707	4.00	25,883	5.00

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$52,194	13.02%	$32,080	8.00%	N/A	N/A
Bank	50,860	12.70	32,047	8.00	$40,058	10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	41,625	10.38	16,040	4.00	N/A	N/A
Bank	45,665	11.40	16,023	4.00	24,035	6.00
Tier 1 (Core) capital to average assets:
Consolidated	41,625	7.54	22,086	4.00	N/A	N/A
Bank	45,665	8.29	22,021	4.00	27,527	5.00

Dividends and Distributions

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt.  Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to its shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings.  Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the Bank’s regulators.  The Bank has not paid dividends since October 2009 and cannot currently pay dividends.  Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies and enforcement actions.  Bancorp has relied upon revolving loan agreements with certain of its directors and other related parties to pay its expenses during such time.  As of September 30, 2013 there were no remaining funds available under the Revolvers and $1,800 in remaining funds as of December 31, 2012.

JACKSONVILLE BANCORP, INC.

NOTE 12 – CAPITAL ADEQUACY (Continued)

During the second quarter of 2013, participants in the Private Placement who purchased shares of Series A Preferred Stock through the cancellation of debt under their Revolvers, were given the option and thereby elected to reduce the amount of their loan commitments under the Revolvers resulting in a reduction of the maximum borrowings available to the Company from $4,000 as of December 31, 2012 to $2,200 effective July 1, 2013.  Please refer to Note 5 – Loans from Related Parties and Note 14 – Subsequent Events for additional information related to the Revolvers.

NOTE 13 – SHARE-BASED COMPENSATION

During the year ended December 31, 2012, the Company executed employment agreements with two of its executive officers, Stephen C. Green, then-current President and Chief Executive Officer, and Margaret A. Incandela, Executive Vice President, Chief Operating Officer and Chief Credit Officer, with contemplated equity awards in the form of stock options and/or restricted stock, subject to certain conditions. These conditions included, among other things, (i) the completion and size of the Private Placement and (ii) approval by shareholders of an amendment to the 2008 Amendment and Restatement of the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan, as amended (“Stock Incentive Plan”), to increase the number of shares of common stock available for issuance.  These contemplated equity awards were also subject to approval by the Compensation Committee of Bancorp’s Board of Directors.

On February 18, 2013, shareholders approved the amendment to the Stock Incentive Plan to increase the number of shares of common stock available for issuance from 9,000 to 350,000, and to eliminate certain minimum vesting conditions for awards of restricted stock and restricted stock units.  This amendment was approved in conjunction with the contemplated equity awards agreed upon in the aforementioned executive employment agreements.

In accordance with their respective executive employment agreements, Mr. Green and Ms. Incandela are entitled to receive stock options exercisable for, or in an amount equal to, 100,000 and 75,000 shares of common stock, respectively.  During the second quarter of 2013, the Compensation Committee of Bancorp’s Board of Directors (“Compensation Committee”) formally approved the stock option grants for Mr. Green.  On June 24, 2013, Mr. Green resigned as President and Chief Executive Officer of the Company, and as Chief Executive Officer of the Bank.  In connection with Mr. Green’s resignation, the aforementioned stock option grants were deemed fully vested as of the grant date and subsequently expired on September 23, 2013.  Subsequent to quarter-end, the Compensation Committee formally approved the grants for Ms. Incandela.

Share amounts have been retrospectively adjusted to reflect the 1-for-20 reverse stock split completed in October 2013.  Please refer to Note 14 – Subsequent Events for additional information related to the reverse stock split.

NOTE 14 – SUBSEQUENT EVENTS

Subsequent events are events and transactions that occur after the balance sheet date, but before the financial statements are issued.  The effects of subsequent events are recognized in the financial statements when they provide additional evidence about conditions that existed as of the balance sheet date.  The Company has evaluated events and transactions subsequent to September 30, 2013 with the impact of such evaluations set forth below.

Public Offering

Concurrently with the rights offering, previously discussed in Note 2 – Capital Raise Transactions, the Company initiated a public offering of shares of the Company’s common stock not subscribed for in the rights offering at an equal subscription price of $10.00 per share.  At the completion of the rights offering, 395,869 shares of common stock remained available for sale in the public offering.

The public offering expired on October 4, 2013 whereby the Company sold all remaining shares of common stock available for sale for an aggregate of $3,959, or $3,226 net of offering expenses.  As a result of the concurrent offerings, the Company sold a total of 500,000 shares of common stock for aggregate proceeds of $5,000.  Total net proceeds in the amount of $4,163 will be used for general operating expenses.

Reverse Stock Split

On October 8, 2013, Bancorp’s Board of Directors approved a one-for-twenty (1-for-20) reverse stock split of the Company’s common stock and nonvoting common stock, effective at 12:01 a.m. on October 24, 2013.  As a result of the reverse stock split, the stated capital attributable to common stock and nonvoting common stock was reduced by dividing the amount of the stated capital prior to the reverse stock split by 20 (including retroactive adjustment of prior periods) and an equivalent increase to additional paid-in capital.  Additional adjustments were made to the aforementioned accounts as a result of rounding to avoid the existence of fractional shares.   The reverse stock split reduced the number of authorized shares of common stock and nonvoting common stock; however, it did not affect the par value of either class of common stock.  Holders of the Company’s outstanding restricted stock received cash in lieu of fractional shares which was deemed immaterial for disclosure, both individually and in the aggregate.

JACKSONVILLE BANCORP, INC.

NOTE 14 – SUBSEQUENT EVENTS

The reverse stock split was implemented primarily to regain compliance with NASDAQ continued listing standards.  The Company’s common stock will continue to trade on a post-split basis on the NASDAQ Stock Market under the symbol “JAXB.”  All share and per share amounts disclosed in the Consolidated Financial Statements and the accompanying notes have been retrospectively adjusted to reflect the 1-for-20 reverse stock split, including common shares outstanding, earnings per share and share-based compensation.

Repayment of Loans from Related Parties

On October 22, 2013, the Company repaid in-full amounts outstanding under the Revolvers of $2,200.  The total repayment was made using cash on-hand, including proceeds from recent capital raise activities.  Accordingly, the outstanding balance under the Revolvers as of September 30, 2013 was reduced to zero and the full borrowing capacity of $2,200 was restored as of the repayment date.

Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding.  To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  By reducing amounts outstanding under the Revolvers, the Company will effectively reduce future interest expense related to these loans and improve liquidity going forward until such time when funds available are utilized.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations represents an overview of the consolidated financial condition as of September 30, 2013 and December 31, 2012 and results of operations for the three and nine months ended September 30, 2013 compared to the same periods in 2012.  This discussion is designed to provide a more comprehensive review of the financial condition and operating results than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the interim financial statements and related footnotes included herein, and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 26, 2013.

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

The Company received updated appraisals on a majority of its substandard assets during the second half of 2012.  As a result of having current appraisals, more modest discounts were required due to the factors noted above.  Appraisals were discounted an average of 9% as of December 31, 2012 compared to 28% as of June 30, 2012.  Likewise, the average discount on OREO appraisals decreased to 10% from 23% as of the same dates.  The discounts applied to appraisals were anticipated to remain at these lower levels for the foreseeable future due to recent indicators of stabilization in the local real estate market; however, discounts applied to appraisals on OREO increased as of September 30, 2013 due to changes in the property / discount mix during the year-to-date period.

For the nine months ended September 30, 2013 and looking forward, the Company intends to maintain the quality of its loan portfolio by continuing to improve the overall credit process including, but not limited to, loan origination disciplines, stricter underwriting criteria, and succinct funding and onboarding processes.  In addition, the Company is working to reposition its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors and other service industries resulting in greater diversification in our balance sheet.  Such improvements have not yet materially impacted our financial statements; however, these changes have contributed to the current reduction of loan-related expenses and recent improvements in the Company’s overall asset quality.

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

Capital Raise Transactions

During 2012, the Company executed a financial advisory agreement with an investment banking firm to assist in raising capital.  Efforts to secure additional equity capital were realized on December 31, 2012 with the sale of an aggregate of 50,000 shares of the Company’s Mandatorily Convertible, Noncumulative, Nonvoting Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), at a purchase price of $1,000 per share, in the Private Placement.  For the year ended December 31, 2012, gross proceeds from the issuance of preferred stock in the amount of $50.0 million, or $45.1 million net of offering expenses, were used for general operating expenses, mainly for the subsidiary bank, to improve capital ratios, and will be used to support the Company’s business strategy going forward.

During the third quarter of 2013, the Company initiated concurrent offerings: (i) a rights offering to eligible existing shareholders of nontransferable subscription rights to purchase shares of the Company’s common stock at a subscription price of $10.00 per share and (ii) a public offering of shares not subscribed for in the rights offering at an equal subscription price of $10.00 per share.  The subscription period for the rights offering expired on September 20, 2013 and resulted in the sale of 104,131 shares of the Company’s common stock for aggregate proceeds of $1.0 million, or $0.9 million net of offering expenses.  The public offering expired subsequent to quarter-end, on October 4, 2013, whereby the Company sold 395,869 shares for an aggregate of $4.0 million, or $3.2 million net of offering expenses.  Total net proceeds from the concurrent offerings will be used for general operating expenses.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Please refer to Note 2 – Capital Raise Transactions and Note 14 – Subsequent Events in the accompanying notes to the Consolidated Financial Statements for additional information related to the Company’s recent capital raise activities.

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

Reverse Stock Split

In October 2013, Bancorp’s Board of Directors implemented a 1-for-20 reverse stock split of its outstanding shares of common stock and nonvoting common stock effective October 24, 2013.  As a result of the reverse stock split, each 20 shares of issued and outstanding common stock and nonvoting common stock, par value $0.01 per share, respectively, were automatically and without any action on the part of the respective holders combined and reconstituted as one share of the respective class of common equity as of the effective date.  Consequently, the aggregate par value of common stock and nonvoting common stock eliminated in the reverse stock split was reclassed on the Company’s consolidated balance sheets from the respective class of common equity to additional paid-in capital.  Additional adjustments were made to the aforementioned accounts as a result of rounding to avoid the existence of fractional shares.  All share and per share information has been retrospectively adjusted to reflect the 1-for-20 reverse stock split.  Please refer to Note 14 – Subsequent Events for additional information related to the reverse stock split.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Introduction

The Company’s performance during the periods ended September 30, 2013 and December 31, 2012 is reflective of the Company’s ongoing strategy to accelerate the disposition of substandard assets on an individual customer basis.  As a result of these efforts as well as recent indicators of stabilization in the local real estate markets, the Company recognized reduced provision expense, noninterest expense and a general reduction in substandard assets during the nine months ended September 30, 2013.

Comparison of Financial Condition as of September 30, 2013 and December 31, 2012

Total assets decreased $50.6 million, or 8.9%, from $565.1 million as of December 31, 2012 to $514.5 million as of September 30, 2013.  The Company experienced a significant decrease in cash and cash equivalents as a result of a reduction in federal funds sold in the amount of $37.0 million and a decrease in net loans of $21.9 million as a result of net charge-offs and loan payoffs that outpaced loan originations during the nine months ended September 30, 2013.  These amounts were slightly offset by an increase in securities available-for-sale of $4.2 million, bank-owned life insurance of $3.1 million, and other real estate owned of $1.5 million during the nine months ended September 30, 2013.

Investment securities available-for-sale increased $4.2 million, or 5.0%, from $84.0 million as of December 31, 2012 to $88.2 million as of September 30, 2013.  During the nine months ended September 30, 2013, the Company purchased $39.0 million in securities and received $17.4 million in proceeds from principal repayments, maturities and calls.  In addition, the Company received proceeds of $14.4 million and realized a $0.4 million net gain from the sale of securities during the nine months ended September 30, 2013.  The remaining variance is due to the change in fair market value during the same year-to-date period.

Total deposits decreased by $49.6 million, or 10.1%, during the nine months ended September 30, 2013, from $490.0 million as of December 31, 2012 to $440.4 million as of September 30, 2013.  The following is an explanation of the changes in each of the major deposit categories during the nine months ended September 30, 2013:

•	Noninterest-bearing deposits increased $3.5 million, or 3.7%, as a result of a continued emphasis on core deposit growth, especially business relationships with a tendency towards carrying higher account balances;
•	Money market, NOW and savings deposits decreased $6.6 million, or 3.3%, due to natural fluctuations in account balances; and
•	The time deposit portfolio decreased by $46.6 million, or 23.6%, driven primarily by a $27.9 million reduction in national CDs (the Company is not currently offering or renewing national or brokered CDs). The remaining variance was due to a decrease in local CDs when compared to the prior year-end.

Loans from related parties and FHLB advances and other borrowings remained substantially unchanged during the nine months ended September 30, 2013, with loans from related parties of $2.2 million as of September 30, 2013 and December 31, 2012, respectively, and FHLB advances and other borrowings of $20.2 million as of the same dates.

Total shareholders’ equity decreased slightly during the nine months ended September 30, 2013, from $33.6 million as of December 31, 2012 to $32.7 million as of September 30, 2013.  This decrease was attributable to a decrease in accumulated comprehensive income of $2.2 million, offset by $0.9 million in additional equity issued in conjunction with the Company’s third quarter rights offering and net income during the nine months ended September 30, 2013 of $375 thousand.  Accumulated comprehensive income decreased based on changes in interest rates during the nine months ended September 30, 2013.  Total shareholders’ equity did not change as a result of the mandatory conversion of the Company’s Series A Preferred Stock into approximately 2.4 million shares of common stock and 2.6 million shares of a new class of nonvoting common stock, each class with a par value of $0.01 per share (the “Conversion”).  The Conversion resulted in (i) the full balance transfer of the discount due to the beneficial conversion feature on the Series A Preferred Stock from common stock additional paid-in capital to preferred stock in the amount of $31.5 million, (ii) the conversion of the outstanding balance of preferred equity to common equity, resulting in an increase in common stock of $24 thousand, nonvoting common stock of $26 thousand and additional paid-in capital of $49.95 million, and (iii) an increase in the retained deficit of $31.5 million due to the noncash, implied preferred stock dividend recognized in conjunction with the transfer of the discount due to the beneficial conversion feature to preferred stock.  In addition to its impact on the retained deficit balance, the noncash, implied preferred stock dividend also reduced net income available to common shareholders in the earnings per share calculation (as discussed below).

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Nine Months Ended September 30, 2013 and 2012

Net Income
The Company had net income of $375 thousand for the nine months ended September 30, 2013 compared to $21.2 million of net loss for the nine months ended September 30, 2012.  The year-over-year change from net loss to net income was driven primarily by a decrease in the provision for loan losses from $17.6 million for the nine months ended September 30, 2012 to $100 thousand for the same period in 2013 as well as a decrease in non-interest expense of $5.0 million.

On a diluted per share basis, the Company had a net loss available to common shareholders of $(7.06) for the nine months ended September 30, 2013, compared to net loss of $(72.05) for the same period in the prior year.  The Company experienced a net loss per diluted common share in 2013 due to a reduction of net income in the amount of $31.5 million as a result of the noncash, implied preferred stock dividend recognized in conjunction with the Company’s 2012 capital raise transactions and the previously described Conversion.  This reduction resulted in a net loss available to common shareholders of $31.1 million for the nine months ended September 30, 2013 and an antidilutive impact of stock options as it pertained to the Company’s weighted average common shares outstanding for the same period.

Net Interest Income
Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $14.5 million for the nine months ended September 30, 2013, compared to $15.8 million for the same period in 2012.

Total interest income decreased $2.0 million for the nine months ended September 30, 2013 when compared to the same period in 2012.  This decrease was primarily driven by a decrease in average earning assets, in particular, average loan balances which declined by $66.5 million when compared to the same period in the prior year.  The decrease in average loan balances was partially offset by an increase in the average yield on loans to 5.63% for the nine months ended September 30, 2013 compared to 5.36% for the nine months ended September 30, 2012.  The increase in the loan yield was driven by an increase in accretion recognized on acquired loans of approximately $0.5 million as well as a decrease in total nonperforming loans.

The average cost of interest-bearing liabilities decreased 5 basis points to 1.10% for the nine months ended September 30, 2013 compared to 1.15% for the same period in 2012.  The overall decrease in the average cost of interest-bearing deposits reflects an ongoing reduction in interest rates paid on deposits as a result of the re-pricing activities in the current low interest rate environment coupled with an increase in average noninterest-bearing deposits to $94.7 million for the nine months ended September 30, 2013, compared to $86.7 million for the same period in the prior year.

The net interest margin decreased by 1 basis point to 3.84% from 3.85%, when comparing the nine months ended September 30, 2013 to the same period in the prior year.  The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and evaluates rates paid on its core deposits to ensure they remain competitive in the local market environment.

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

	Nine Months Ended September 30,
	2013			2012
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans (1)	$387,739	$16,323	5.63%	$454,195	$18,233	5.36%
Securities available-for-sale:
Taxable	74,946	879	1.57	63,556	930	1.95
Tax-exempt(2)	14,345	461	4.30	18,135	570	4.20
Other interest-earning assets(3)	28,087	101	0.48	12,681	52	0.55
Total interest-earning assets	505,117	17,764	4.70	548,567	19,785	4.82
Noninterest-earning assets(4)	20,568			26,905
Total assets	$525,685			$575,472
Interest-bearing liabilities:
Savings deposits	$9,747	$20	0.27%	$10,679	$31	0.39%
NOW deposits	22,504	16	0.10	21,746	12	0.07
Money market deposits	160,922	744	0.62	172,416	981	0.76
Time deposits	163,646	1,477	1.21	212,994	1,848	1.16
FHLB advances	20,000	224	1.50	22,333	248	1.48
Federal Reserve and other borrowings(8)	2,204	152	9.22	3,333	213	8.54
Subordinated debt	16,113	621	5.15	16,050	637	5.30
Other interest-bearing liabilities(5)	4	-	-	256	-	-
Total interest-bearing liabilities	395,140	3,254	1.10	459,807	3,970	1.15
Noninterest-bearing liabilities	97,679			89,391
Shareholders' equity	32,866			26,274
Total liabilities and shareholders' equity	$525,685			$575,472
Net interest income		$14,510			$15,815
Interest rate spread(6)			3.60%			3.67%
Net interest margin(7)			3.84%			3.85%

(1)	Average loans include nonperforming loans. Interest on loans included loan fees (in thousands) of $180 and $74 for the nine months ended September 30, 2013 and 2012, respectively.
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

	Nine Months Ended September 30, 2013 vs. 2012
	Increase (Decrease) Due to(1)
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Loans	$855	$(2,765)	$(1,910)
Securities available-for-sale:
Taxable	(202)	151	(51)
Tax-exempt	13	(122)	(109)
Other interest-earning assets	(7)	56	49
Total interest-earning assets	$659	$(2,680)	$(2,021)

Interest-bearing liabilities:
Savings deposits	$(8)	$(3)	$(11)
NOW deposits	4	-	4
Money market deposits	(175)	(62)	(237)
Time deposits	72	(443)	(371)
FHLB advances	2	(26)	(24)
Federal Reserve and other borrowings	16	(77)	(61)
Subordinated debt	(18)	2	(16)
Other interest-bearing liabilities	-	-	-
Total interest-bearing liabilities	$(107)	$(609)	$(716)

Net change in net interest income	$766	$(2,071)	$(1,305)

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each component.

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income increased period-over-period, with $1.6 million and $1.1 million in service charges and other income for the nine months ended September 30, 2013 and 2012, respectively.  Included in Other income, the Company recorded a net gain of $0.4 million from the sale of municipal securities, mortgage-backed securities – residential and collateralized mortgage obligations during the nine months ended September 30, 2013.

Noninterest expense decreased to $15.6 million for the nine months ended September 30, 2013, compared to $20.6 million for the same period in 2012.  This decrease was mainly due to nonrecurring goodwill impairment expense of $3.1 million from the prior year and a decrease in OREO expenses of $1.5 million, loan related expenses of $0.6 million, and capital raise and Asset Sale-related expenses of $0.5 million.  These amounts were offset by an increase in professional fees of $0.5 million and data processing of $0.4 million, while the remainder of the components of noninterest expense remained relatively flat period-over-period.

There was no income tax expense/benefit recorded for the nine months ended September 30, 2013, while there was an income tax benefit of $136 thousand for the nine months ended September 30, 2012.  The Company recorded a full valuation allowance against its deferred taxes as of December 31, 2011.  This was substantially due to the fact that it was more-likely-than-not that the benefit would not be realized in future periods due to Section 382 of the Internal Revenue Code.  Based on an analysis performed as of September 30, 2013 and December 31, 2012, it was determined that the need for a full valuation allowance still existed.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012

Net Income
The Company had net income of $147 thousand for the three months ended September 30, 2013, compared to $10.7 million of net loss for the three months ended September 30, 2012.  On a diluted per share basis, the Company had net income of $0.03 for the three months ended September 30, 2013, compared to net loss of $(36.27) for the same period in the prior year.  The net income for the third quarter of 2013 was driven primarily by a decrease in the provision for loan losses as well as total noninterest expense.

Net Interest Income
Net interest income was $4.6 million for the three months ended September 30, 2013, compared to $5.4 million for the same period in 2012.

Total interest income decreased $1.0 million for the three months ended September 30, 2013 when compared to the same period in 2012.  This decrease was primarily driven by a decrease in average earning assets, in particular, average loan balances which declined by $70.3 million when compared to the same period in the prior year.  In addition, the average yield on loans decreased to 5.39% for the three months ended September 30, 2013, compared to 5.42% for the three months ended September 30, 2012.  The decrease in the loan yield was driven by a slight decrease in accretion recognized on acquired loans when compared to the same quarter in the prior year and lower yields on renewed loans and modifications not deemed TDRs to remain competitive with current market rates.

The average cost of interest-bearing liabilities decreased 3 basis points to 1.06% for the three months ended September 30, 2013, compared to 1.09% for the same period in 2012.  The overall decrease in the average cost of interest-bearing deposits reflects an ongoing reduction in interest rates paid on deposits as a result of the re-pricing activities in the current low interest rate environment coupled with an increase in average noninterest-bearing deposits to $98.9 million for the three months ended September 30, 2013, compared to $89.0 million for the same period in the prior year.

The net interest margin decreased by 30 basis points to 3.66% from 3.95%, when comparing the third quarter of 2013 to the same period in the prior year.  The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and evaluates rates paid on its core deposits to ensure they remain competitive in the local market environment.

Noninterest Income, Noninterest Expense and Income Taxes
Noninterest income increased quarter-over-quarter, with $0.8 million and $0.4 million in service charges and other income for the three months ended September 30, 2013 and 2012, respectively.  Included in Other income, the Company recorded a net gain of $0.4 million from the sale of municipal securities, mortgage-backed securities – residential and collateralized mortgage obligations during the three months ended September 30, 2013.

Noninterest expense decreased to $4.8 million for the three months ended September 30, 2013, compared to $10.6 million for the same period in 2012.  This decrease was mainly due to nonrecurring goodwill impairment expense of $3.1 million from the prior year and a decrease in loan related expenses of $1.3 million, OREO expenses of $0.9 million, and capital raise and Asset Sale-related expenses of $0.5 million.  The remainder of the components of noninterest expense remained relatively flat period-over period.

There was no income tax expense/benefit recorded for the three months ended September 30, 2013, while there was an income tax benefit of $106 thousand for the three months ended September 30, 2012.  As previously discussed, the Company has recorded a full valuation allowance against its deferred taxes.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asset Quality

The Company has identified certain assets as risk elements.  These assets include nonperforming loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, troubled debt restructurings, and other real estate owned (i.e., foreclosed assets).  Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due.  These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company’s nonperforming loans, foreclosed assets and troubled debt restructurings as of September 30, 2013 and December 31, 2012 were as follows:

(Dollars in thousands)	September 30, 2013	December 31, 2012
Nonperforming loans:
Commercial	$204	$98
Real estate mortgage loans
Residential	4,236	4,813
Commercial	5,132	6,151
Construction and land	5,701	11,372
Consumer loans and other	243	246
Loans past due over 90 days still on accrual	-	67
Total nonperforming loans(1)	15,516	22,747
Other real estate owned, net	8,438	6,971
Total nonperforming assets	23,954	29,718
Performing loans classified as troubled debt restructurings	4,957	4,406
Nonperforming loans classified as troubled debt restructurings(1)	6,589	6,585
Total loans classified as troubled debt restructuring	$11,546	$10,991
Nonperforming loans as a percent of gross loans	4.16%	5.71%
Nonperforming loans and other real estate owned as a percent of total assets	4.66%	5.26%

(1)	Nonperforming loans classified as troubled debt restructurings are also included in the total nonperforming loans above.

As shown in the table above, nonperforming assets decreased to $24.0 million from $29.7 million as of September 30, 2013 and December 31, 2012, respectively.  Likewise, nonperforming loans decreased to $15.5 million from $22.7 million as of the same dates.  The general reduction of nonperforming loans and nonperforming assets was primarily due to the Company’s strategy to accelerate the disposition of substandard assets on an individual customer basis.

Loans are deemed impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms.  As of September 30, 2013, impaired loans increased by $0.2 million to $16.4 million, compared to $16.2 million as of December 31, 2012.  Of the $16.4 million impaired loans as of September 30, 2013, $1.1 million were loans acquired from the merger with ABI.  Nonperforming impaired loans were $11.4 million as of September 30, 2013.  Specific reserves in the amount of $1.5 million were allocated to impaired loans as of September 30, 2013.

During the normal course of business, the Company may restructure or modify the terms of a loan for various reasons.  The restructuring of a loan is considered a troubled debt restructuring if both (i) the borrower is experiencing financial difficulties and (ii) a concession was granted that otherwise would not have occurred under normal circumstances.  As of September 30, 2013, the Company had loan balances of $11.5 million for customers whose loans were classified as troubled debt restructurings, of which $11.0 million of such loans were included in the impaired loans balance as of the same date.  Of the total loans classified as troubled debt restructurings, $4.2 million were classified as troubled debt restructurings with collateral shortfalls.  The Company has allocated $0.5 million to customers whose loan terms have been modified as troubled debt restructurings with collateral shortfalls and $84 thousand to the remaining troubled debt restructurings included in the impaired loans balance as of September 30, 2013.   An additional allocation in the amount of $9 thousand represented one loan classified as a troubled debt restructuring that was acquired with deteriorated credit quality, and therefore, was excluded from the impaired loans balance as of the same date.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The troubled debt restructurings that occurred during the nine months ended September 30, 2013 allowed the borrowers to make reduced payments, such as (i) forbearance of payments for a limited period of time with revised payment schedules to coordinate with periods of forbearance, (ii) change from principal and interest payments to interest only payments through maturity, (iii) reduced principal and interest payments through maturity, (iv) forgiveness of principal, (v) reduced principal and interest payments through maturity with an assumption of additional debt to protect the Bank’s collateral position, (vi) change from variable rate interest only payments through maturity to fixed rate interest only payments for a limited period of time and reduced principal and interest payments through maturity, or (vii) change from variable rate interest only payments through maturity to fixed rate and reduced principal and interest payments through maturity, or (viii) proposed forgiveness of principal contingent upon the satisfaction of the modified terms.  Principal forgiven in the amount of $565 was offset by existing reserves from purchase accounting adjustments in the amount of $545 which resulted in a net charge-off of $20.  As of September 30, 2013, the Company had extended additional credit of $483 thousand to customers whose loans were classified as troubled debt restructurings.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the nine months ended September 30, 2013.  These loans had a total recorded investment of $7.2 million and $17.7 million as of September 30, 2013 and 2012, respectively.  Modifications during the nine months ended September 30, 2013 involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time (generally 18 months or less), (ii) adjusting the interest rate to a market interest rate through maturity, (iii) allowing a delay in payment that was considered to be insignificant, (iv) extension of credit with an additional increase in principal payments, or (v) reduced principal and interest payments with the remaining principal due at maturity.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

Loans past due still accruing interest as of September 30, 2013 and December 31, 2012 were categorized as follows:

(Dollars in thousands) September 30, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$43	$13	$-	$56
Real estate mortgage loans:
Residential	1,615	34	-	1,649
Commercial	994	5,053	-	6,047
Construction and land	222	-	-	222
Consumer and other loans	2	-	-	2
Total	$2,876	$5,100	$-	$7,976

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$66	$3	$-	$69
Real estate mortgage loans:
Residential	1,750	795	67	2,612
Commercial	699	1,240	-	1,939
Construction and land	-	-	-	-
Consumer and other loans	69	-	-	69
Total	$2,584	$2,038	$67	$4,689

The increase in total loans past due 30-89 days still accruing interest to $8.0 million as of September 30, 2013 from $4.7 million as of December 31, 2012 was driven primarily by one significant loan currently in forbearance with potential for future modification of loan terms offset by general improvements in asset quality during the nine months ended September 30, 2013.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

General improvements in our credit quality include, but are not limited to, the year-over-year reduction in adversely classified loans to $34.1 million as of September 30, 2013 compared to $38.8 million as of December 31, 2012.  Of the total adversely classified loans of September 30, 2013, $15.5 million of the adversely classified loans were nonperforming and $12.0 million were from the merger with Atlantic BancGroup, Inc. (“ABI”).  The $12.0 million of adversely classified loans from ABI are net of a fair value adjustment of $0.9 million, or 7.00% of the gross contractual amount receivable as of September 30, 2013.

All adversely classified loans are monitored closely and the majority of these loans are collateralized by real estate.  In addition, the Company critically evaluates all requests for additional funding on classified loans to determine whether the borrower has the capacity and willingness to repay.  Any requests of this nature require concurrence by the Director’s Loan Committee of the Bank’s Board of Directors.

The Company purchased loans in its acquisition of ABI, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually-required payments would not be collected.  Loans acquired with deteriorated credit quality are included in our various disclosures of credit quality, including:  loans on nonaccrual; loans past due; special mention loans; substandard loans; and doubtful loans.  The tables below disclose the total loans for the Company, total loans acquired in the acquisition of ABI, the loans acquired with deteriorated credit quality and the percent of loans acquired with deteriorated credit quality to total loans for the Company for each credit metric.

(Dollars in thousands) September 30, 2013	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total

Nonaccrual	$15,516	$5,124	$4,070	26.2%
Past Due	19,793	6,187	5,150	26.0
Special Mention	11,466	1,034	1,034	9.0
Substandard	34,088	11,992	7,214	21.2
Doubtful	-	-	-	-
	$45,554	$13,026	$8,248	18.1

December 31, 2012	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total

Nonaccrual	$22,681	$12,205	$10,958	48.3%
Past Due	21,917	9,245	8,017	36.6
Special Mention	26,458	6,963	5,069	19.2
Substandard	38,759	20,897	16,909	43.6
Doubtful	-	-	-	-
	$65,217	$27,860	$21,978	33.7

During the nine months ended September 30, 2013, the Company experienced an overall reduction in loans acquired from ABI with deteriorated credit quality in terms of the recorded investment in such loans and as a percentage of total loans.  When comparing the total percentage of loans acquired from ABI with deteriorated credit quality for special mention and substandard loans to the total special mention and substandard loans of the Company as of September 30, 2013 and December 31, 2012, the percentages reflect an overall reduction to 18.1% as of September 30, 2013, compared to 33.7% as of December 31, 2012.  A similar reduction was experienced for loans on nonaccrual and loans past due.  This change was primarily due to an increase in the portion of foreclosure activity of ABI loans compared to total loans, loan charge-offs as well as payoffs prior to maturity related to loans acquired with deteriorated credit quality in comparison to total loans.

The same criteria used for all Company loans greater than 90 days past due and still accruing interest applies to loans acquired with deteriorated credit quality.  Loans acquired with deteriorated credit quality will be placed on nonaccrual status if the amount and timing of future cash flows cannot be reasonably estimated or if repayment of the loan is expected to be from collateral that has become deficient.  As of September 30, 2013, we had loans acquired with deteriorated credit quality on nonaccrual in the amount of $4.1 million.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In comparison to our internally defined peer group, the ratio of nonaccrual loans to total loans remained unfavorable throughout the current year-to-date period.  However, the variance between our ratio and that of our peers has decreased from December 31, 2012 to September 30, 2013 as the Company has shown improvements in our overall asset quality during the nine months ended September 30, 2013.  Also, the Company has historically maintained higher allowance for loan loss reserves as a percentage of total loans when compared to our peers.

Allowance and Provision for Loan Losses

The allowance for loan losses decreased by $3.2 million during the nine months ended September 30, 2013, amounting to $17.0 million as of September 30, 2013 as compared to $20.2 million as of December 31, 2012.  The allowance represented approximately 4.55% and 5.07% of total loans as of September 30, 2013 and December 31, 2012, respectively.

Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2013 and 2012 was as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2013	2012
Allowance at beginning of period	$20,198	$13,024

Charge-offs:
Commercial loans	121	878
Real estate mortgage loans	3,313	12,027
Consumer and other loans	174	124
Total charge-offs	3,608	13,029

Recoveries:
Commercial loans	81	13
Real estate mortgage loans	165	339
Consumer and other loans	38	107
Total recoveries	284	459
Net charge-offs	3,324	12,570

Provision for loan losses charged to operating expenses:
Commercial loans	145	1,148
Real estate mortgage loans	(193)	16,517
Consumer and other loans	148	(19)
Total provision	100	17,646
Allowance at end of period	$16,974	$18,100

The decrease in the allowance for loan losses as of September 30, 2013 compared to December 31, 2012 was driven primarily by a decrease in the amount of allowance needed on loans collectively evaluated for impairment and loans acquired with deteriorated credit quality.  The decrease in the amount of allowance needed on loans collectively evaluated for impairment was due to an overall reduction in the respective loan balances as well as a decrease in net charge-offs that flow into the calculation of the historical look back period, particularly commercial real estate loans.  The decrease in the amount of allowance needed on loans acquired with deteriorated credit quality was due to increased charge-offs related to these loans during the nine months ended September 30, 2013.

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own historical experience as well as industry and economic trends.  In calculating the Company’s allowance for loan losses, the Company’s historical loss experience is supplemented with various current and economic trends.  These current qualitative factors can include any of the following: changes in volume and severity of past due status, special mention, substandard and nonaccrual loans; levels of any trends in charge-offs and recoveries; changes in nature, volume and terms of loans; changes in lending policies and procedures; changes in lending management and quality of loan review; changes in economic and business conditions; and changes in underlying collateral values and effects of concentrations. There were no changes in the current qualitative factors from December 31, 2012 to September 30, 2013.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of September 30, 2013, of the $14.5 million of the allowance for loan losses from loans collectively evaluated for impairment, the real estate mortgage loans portfolio segment had total weighted average qualitative factors of 1.26%, or $3.1 million; the commercial loans portfolio segment had total weighted average qualitative factors of 1.30%, or $0.5 million; and the consumer and other loans portfolio segment had total qualitative factors of 0.70%, or $10 thousand.  Impaired loans were $16.4 million as of September 30, 2013, of which $1.5 million was specifically allocated to the allowance for loan losses which was deemed appropriate to absorb probable incurred credit losses.

As part of the Company’s allowance for loan losses policy, loans acquired from ABI with evidence of deteriorated credit quality were included in our evaluation of the allowance for loan losses for each period.  For loans acquired with deteriorated credit quality, if the loss was attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill.  If not, the additional deterioration was recorded as additional provision expense with a corresponding increase to the allowance for loan losses.  After the measurement period, any additional impairment above the current carrying discount was recorded as additional provision for loan loss expense with a corresponding increase to the allowance for loan losses.  As of September 30, 2013, there were $4.1 million in loans acquired with deteriorated credit quality that were included in the evaluation of the allowance for loan losses.

For loans acquired with deteriorated credit quality that were deemed troubled debt restructurings prior to the Company’s acquisition of them, these loans were not considered troubled debt restructurings as they were accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Subsequent to the acquisition, the same criteria used for all other loans applied to loans acquired with deteriorated credit quality and their treatment as troubled debt restructurings.  As of September 30, 2013, there was one acquired loan with deteriorated credit quality that was deemed a troubled debt restructuring in the amount of $550 thousand.

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

It is the Bank’s policy to obtain updated third-party appraisals on all OREO and real estate collateral on substandard loans on, at least, an annual basis.  Value adjustments are often made to appraised values on properties for which the existing appraisal is approximately one year old at period-end.  Occasionally, at period-end, an updated appraisal has been ordered, but not yet received, on a property for which the existing appraisal is approaching one year old.  In this circumstance, an adjustment is typically made to the existing appraised value to reflect the Bank’s best estimate of the change in the value of the property, based on evidence of changes in real estate market values derived by the review of current appraisals received by the Bank on similar properties.  In the current environment, virtually all such adjustments to value are downward due to the overall reduction in real estate values over the last two years in the Bank’s market area.

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

Based on the results of the analysis performed by management as of September 30, 2013, the allowance for loan losses was considered adequate to absorb probable incurred credit losses in the portfolio as of that date.  As more fully discussed in the “Critical Accounting Policies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates and judgments.  Actual results may differ significantly from these estimates and judgments.

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

Cash Flows from Operating Activities:
Net cash from operating activities was $1.2 million and $4.5 million for the nine months ended September 30, 2013 and 2012, respectively.  Net cash from operating activities for the nine months ended September 30, 2013 was primarily impacted by net income of $0.4 million, as adjusted for (i) net accretion of purchase accounting adjustments, mainly purchased loans, of $1.3 million, (ii) premium amortization for securities, net of accretion, of $0.8 million, (iii) depreciation and amortization of $0.5 million, (iv) write-down of other real estate owned of $0.5 million, and (v) net realized gains from the sale of securities of $0.4 million.  Net cash from operating activities for the same period in the prior year reflected a net loss of $21.2 million, as adjusted for, among other factors, provision for loan losses of $17.6 million, goodwill impairment of $3.1 million, and the write-down of other real estate owned of $2.3 million.

Cash Flows from Investing Activities:
Net cash from (used for) investing activities was $11.4 million and $9.8 million for the nine months ended September 30, 2013 and 2012, respectively.  The increase in cash flows from investing activities was primarily due to an increase in net loan payments to $19.2 million during the nine months ended September 30, 2013, compared to $11.4 million for the same period in the prior year.  In addition, net cash flows used for activities related to investment securities decreased to $7.2 million, compared to $25.4 million in the prior year.  These amounts were offset by an increase in coverage under the Company’s bank-owned life insurance policy resulting in a $3.0 million investment that did not occur in the prior year and a decrease in proceeds from the sale of other real estate owned of $2.0 million.

Cash Flows from Financing Activities:
Net cash (used for) from financing activities was $48.7 million and $9.0 million for the nine months ended September 30, 2013 and 2012, respectively.  The year-over-year decrease in cash flows was primarily due to $49.6 million in deposit outflows during the nine months ended September 30, 2013, compared to $19.7 million in deposit inflows during the same period in the prior year.  Proceeds from the sale of equity securities included net proceeds from the sale of common stock of $0.9 million during the nine months ended September 30, 2013, compared to $4.9 million in net proceeds from the sale of preferred stock during the nine months ended September 30, 2012.  Prior year factors also included $18.6 million outflow from the net change in overnight Federal Home Loan Bank advances, net proceeds from Federal Home Loan Bank fixed rate advances of $2.0 million and proceeds from related party transactions of $1.0 million.  Such events did not reoccur in the current year.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources

The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows.  The primary internal sources of liquidity include principal and interest payments on loans, proceeds from maturities and monthly payments on the balance of the investment securities portfolio, and its overnight position with federal funds sold.  As of September 30, 2013, the Company had $88.2 million in available-for-sale securities, $9.6 million of which was pledged to the Federal Reserve Bank for the Borrower-in-Custody Program as well as the State of Florida.  Scheduled maturities and paydowns of the Company’s investment securities are an additional source of liquidity.  The Company also has the ability to convert marketable securities into cash or access new or existing sources of incremental funds if the need should arise.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market deposits.

The Bank has an unsecured federal funds purchased accommodation with its main correspondent bank totaling $10.0 million as of September 30, 2013, all of which was available as of that date.  In the second quarter of 2013, the Bank established an additional unsecured federal funds purchased accommodation with its secondary correspondent bank for $10.0 million, all of which was available as of September 30, 2013.  In addition, the Bank has invested in FHLB stock for the purpose of establishing a line of credit with FHLB.  This line is collateralized by a lien arrangement on the Bank’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $26.8 million as of September 30, 2013 and had borrowed $20.0 million, leaving $6.8 million available as of the same date.  The Bank also has a “Borrower in Custody” line of credit with the Federal Reserve Bank that utilizes excess loan collateral and pledged municipal securities.  The amount of this line as of September 30, 2013 was $22.2 million, all of which was available as of that date.  While these lines of credit were available to the Company as of September 30, 2013, they do not represent legal commitments to extend credit.

The Bank also has access to the non-brokered national and brokered deposit markets to supplement liquidity needs.  As of September 30, 2013, the Bank had $59.0 million in national CDs and $10.4 million in brokered CDs.  The Bank has historically utilized brokered deposits, but absent a waiver from the FDIC, could not offer brokered CDs during 2012 as it was not well capitalized until December 31, 2012.  Our ability to utilize brokered CDs and the rates we can pay on deposits will be limited if the Bank fails to remain well capitalized for regulatory purposes.

During the year ended December 31, 2011, the Company entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties.  Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding.  To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  The Revolvers mature on January 1, 2015.  Amounts outstanding under the Revolvers were $2.2 million, respectively, with no funds remaining available as of September 30, 2013 and $1.8 million remaining available as of December 31, 2012.  During the second quarter of 2013, participants in the Private Placement who purchased Series A Preferred Stock through the cancellation of debt under their Revolvers, were given the option and thereby elected to reduce their loan commitments under the Revolvers based on the amount previously utilized to purchase shares of Series A Preferred Stock in the Private Placement.  This resulted in a reduction of the maximum borrowings available to the Company from $4.0 million as of December 31, 2012 to $2.2 million effective July 1, 2013.  Please refer to Note 6 – Loans from Related Parties in the accompanying notes to the Consolidated Financial Statements for additional information related to the reduced availability under the Revolvers.  Please refer to Note 14 – Subsequent Events for additional information related to the recent pay down of such borrowings subsequent to period-end.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In recent years, Bancorp has depended on the Revolvers, in addition to cash on hand and net proceeds from capital raise activities, to pay its operating and interest expenses.  Management believes the maximum borrowings available under the Revolvers as of September 30, 2013 and other sources of liquidity will be sufficient through December 31, 2013.

Historically, the primary source of Bancorp’s income was expected to be dividends from the Bank.  A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law.  Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows: No bank may pay a dividend at any time that the total of net income for the current year, when combined with retained net income from the preceding two years, produces a loss.  The Bank met this restriction as of September 30, 2013 as our net income for the nine months ended September 30, 2013 combined with retained earnings from the preceding two years produced a loss.  The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

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

As of September 30, 2013 and December 31, 2012, Bancorp, the Bank, and the Company met all capital adequacy requirements to which they were subject.  Further, management and the Bank’s Board of Directors have committed to maintain Total Risk-Based Capital of 12% and Tier 1 Capital to Average Assets of 8%.  For additional information related to the Company’s capital adequacy information, please refer to Note 12 – Capital Adequacy in the accompanying notes to the Consolidated Financial Statements.

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

The “prompt corrective action” rules provide that a bank will be: (i) “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage capital ratio of 5% or greater and is not subject to certain written agreements, orders, capital directives or prompt corrective action directives by a federal bank regulatory agency to maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally has a leverage capital ratio of 4% or greater; (iii) “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or generally has a leverage capital ratio of less than 4%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage capital ratio of less than 3%; or (v) “critically undercapitalized” if its tangible equity is equal to or less than 2% to total assets.  The federal bank regulatory agencies have authority to require additional capital.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Bank was well capitalized as of September 30, 2013 and December 31, 2012, respectively.  Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the FDIC prior to accepting or renewing brokered deposits.  FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had an MoU with the FDIC and the Florida Office of Financial Regulation that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%.  On July 13, 2012, the 2008 MoU was replaced by a new MoU (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%.   The Bank met the minimum capital requirements of these memoranda as of September 30, 2013 and December 31, 2012, when the Bank had total risk-based capital of 14.05% and 12.70% and Tier 1 leverage capital of 9.35% and 8.29%, respectively.

In December 2006, bank regulators issued “Joint Guidance on Concentrations in Commercial Real Estate Lending.”  This document outlines regulators’ concerns regarding the high level of growth in commercial real estate loans on banks’ balance sheets.  Many banks, especially those in Florida, have substantial exposure to commercial real estate loans.  The concentration in this category is considered when analyzing the adequacy of the loan loss allowance based on sound, reliable and well-documented information.  The Bank’s 2012 MoU with the FDIC also requires us to monitor and reduce our commercial real estate (“CRE”) loan concentrations.  As of September 30, 2013 the ratio of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans as a percentage of total risk-based capital was 280.00% compared to 315.50% as of December 31, 2012.  While our December 31, 2012 ratio exceeded applicable regulatory guidance of 300%, our September 30, 2013 ratio of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans, met this requirement.

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.  The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total risk-based capital of at least 8.00%, at least half of which must be Tier 1 capital.  As of September 30, 2013 and December 31, 2012, Bancorp met these requirements.

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

Dividends and Distributions

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt.  Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings.  Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the bank’s regulators.  The Bank has not paid dividends to Bancorp since October 2009 and cannot currently pay dividends, and Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies and enforcement actions.  Bancorp has relied upon revolving loan agreements with certain of its directors and other related parties to pay its expenses during such time.  As of September 30, 2013 there were no funds remaining available under the Revolvers, whereas there was $1,800 in remaining funds available as of December 31, 2012.   During 2013, Bancorp has supplemented borrowings available under the Revolvers with cash on hand and net proceeds from capital raise activities to fund operations.

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

On July 2, 2013, the Federal Reserve approved the final rules to implement the Basel III rules in the U.S.  The final rules implemented changes to the regulatory capital framework including, but not limited to, (i) a revised definition of regulatory capital, (ii) a new common equity Tier 1 minimum capital requirement, (iii) a higher minimum Tier 1 capital requirement, (iv) limitations on capital distributions and certain discretionary bonus payments based on various capital requirements, (v) amended methodologies for determining risk-weighted assets, and (vi) new disclosure requirements for top-tier banking organizations with $50.0 billion or more in total assets.  Further, the final rules incorporated these new requirements into the prompt corrective action framework.  Various provisions have been included in the final rules to provide relief to banking organizations under $50.0 billion in assets, such as community banks like ours.  Such provisions include the opportunity for a one-time opt-out from the requirement to include fluctuations in available-for-sale securities as part of regulatory capital and grandfather treatment of trust preferred securities as an element of Tier 1 capital for banking organizations under $15.0 billion.  These new rules will take effect beginning January 1, 2014 with a mandatory compliance deadline of January 1, 2015 for banking organizations with total assets less than $250.0 billion.  The Company is currently evaluating the impact of adoption.

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

Allowance for Loan Losses

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

Deferred Income Taxes

Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income.  From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available.  Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against our deferred tax asset as of December 31, 2011 and December 31, 2012.  The Company performed an analysis as of September 30, 2013 and determined the need for a valuation allowance still existed.  To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense.  Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once the Company can demonstrate a sustainable return to profitability and conclude that it is more-likely-than-not that the deferred tax asset will be utilized prior to expiration.

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

Recently Issued Accounting and Reporting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that finalized previously deferred guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income.  The amendments in this update do not alter current requirements for reporting net income or other comprehensive income in the consolidated financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity must present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income either on the face of the statement where net income is presented or in the accompanying notes to the Consolidated Financial Statements.  This requirement is only applicable if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  Alternatively, amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This standard was effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption was permitted.  To comply with the amended guidance, the Company has disclosed additional information pertaining to the components of accumulated other comprehensive income and reclassifications out of accumulated other comprehensive income in Note 10—Shareholders’ Equity in the accompanying notes to the Consolidated Financial Statements.

In July 2013, the FASB issued an accounting standards update that amended existing guidance related to derivatives and hedging.  The amendments in this update permit the use of the Fed Funds Effective Swap Rate (“OIS”) as a benchmark interest rate for hedge accounting purposes, in addition to existing benchmarks based on U.S. Government Treasury obligations (“UST”) and the London Interbank Offered Rate (“LIBOR”).  This standard was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  Early adoption was not permitted.  The Company has evaluated this standard and determined that it will not have a material effect on the Company’s Consolidated Financial Statements.

Also in July 2013, the FASB issued an accounting standards update that requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryingforward, with specified exceptions.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist as of the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  No new recurring disclosures are required by this update.  The Company is currently evaluating this standard; however, management does not expect this update to have a material impact on the Consolidated Financial Statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

(b) Changes in Internal Control over Financial Reporting
In the ordinary course of business, the Company may routinely modify, upgrade and enhance its internal controls and procedures for financial reporting.  In an effort to improve internal control over financial reporting, Bancorp continues to emphasize the importance of identifying areas for improvement and to create and implement new policies and procedures where deficiencies exist.  There have been no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c) Limitations on the Effectiveness of Controls
Bancorp’s management, including our principal executive officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.

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

JACKSONVILLE BANCORP, INC.

Item 1A.	Risk Factors

Management believes that there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on March 26, 2013, other than as set forth below.

The loss of key personnel may adversely affect our operating results.

Our success is, and is expected to remain, highly dependent on our senior management team.  We rely heavily on our senior management because, as a community bank, our management’s extensive knowledge of, and relationships in, the community generates business for us.  Successful execution of our business strategies will continue to place significant demands on our management and the loss of any such person’s services may adversely affect our ability to resolve these problems, recapitalize the Company, resume our growth and return to profitability.  After Mr. Schwenck’s retirement on June 18, 2012, we appointed Stephen C. Green as President and Chief Executive Officer and appointed Margaret A. Incandela as Executive Vice President, Chief Operating Officer and Chief Credit Officer.  Employment contracts were executed with both Mr. Green and Ms. Incandela, with equity awards subject to certain conditions.

On June 24, 2013, Mr. Green resigned as President and Chief Executive Officer of the Company, and as Chief Executive Officer of the Bank.  In connection with his resignation, the Company, the Bank and Mr. Green entered into a separation, release and non-disparagement agreement on June 27, 2013.  Also on June 27, 2013, Donald F. Glisson, Jr., Chairman of the Board of the Company, was appointed to serve as the Company’s principal executive officer on an interim basis until a new President and Chief Executive Officer is elected.  As the Company’s interim principal executive officer, Mr. Glisson plays an active role in facilitating activities within the bounds of our current business strategy and further enhance the organization’s growth potential.  Moving forward, the Company will rely on Mr. Glisson’s knowledge and expertise as he performs the duties and exercises the powers of the President and Chief Executive Officer until such vacancy is filled. If we are unable to attain a new President and Chief Executive Officer in a timely manner our results and financial condition and prospects could be adversely affected.

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

RISKS RELATED TO OUR COMMON STOCK

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

JACKSONVILLE BANCORP, INC.

Item 1A.	Risk Factors (Continued)

NASDAQ Stock Market stating that the Company no longer complied with the Minimum Bid Price Rule.  Although the Company regained compliance with the Minimum Bid Price Rule within the applicable grace period, during the second quarter of 2013, the bid price of our common stock fell below $1.00 per share for 30 consecutive business days which resulted in a second Notice from the Listing Qualifications staff.

In October 2013, Bancorp’s Board of Directors implemented a 1-for-20 reverse stock split of the Company’s issued and outstanding shares of common stock and nonvoting common stock in an effort to increase the market price of the Company’s common stock and thereby enhance the overall liquidity of issued and outstanding shares of common stock and nonvoting common stock and regain compliance with NASDAQ continued listing standards.  As of the effective date of the reverse stock split, the Company’s per share market price increased from $0.51 to $10.20.  However, there can be no assurance that the reverse stock split, or any other measures taken by Bancorp’s Board of Directors to increase the market price of the common stock, will result in the intended benefits for the foreseeable future.  Please refer to Note 14 – Subsequent Events for additional information related to the reverse stock split.

Subsequent to quarter-end, on November 7, 2013, the Company received notification that it had regained compliance with the Minimum Bid Price Rule and therefore, was no longer subject to delisting from the NASDAQ Stock Market.
Item 5.	Other Information

As previously disclosed, on June 27, 2013, Donald F. Glisson, Jr., Chairman of the Board of the Company, was appointed to serve as the Company’s principal executive officer on an interim basis until a new President and Chief Executive Officer is elected.  On September 26, 2013, the Company’s Board of Directors approved an additional director’s fee payable to Mr. Glisson in the amount of $10 thousand per month to be paid retroactively as of July 1, 2013.  The additional compensation, which Mr. Glisson began receiving on October 15, 2013 and will be paid quarterly thereafter, was approved based on his current role as the interim principal executive officer of the Company.

JACKSONVILLE BANCORP, INC.

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

Exhibit No. 3.1e
Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of October 24, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on October 23, 2013, File No. 000-30248).

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

Exhibit No. 10.1
Separation, Release and Non-Disparagement Agreement by and among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 27, 2013, File No. 000-30248). †

Exhibit No. 10.2
Election form to reduce commitments under the loan agreements by certain of the directors, their affiliates, entities and family members, effective July 1, 2013 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on August 9, 2013, File No. 000-30248).

Exhibit No. 31.1	Certification of Chairman of the Board (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 31.2	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 *

JACKSONVILLE BANCORP, INC.

Exhibit No.	Description of Exhibit

Exhibit No. 101.INS	XBRL Instance Document*

Exhibit No. 101.SCH	XBRL Schema Document*

Exhibit No. 101.CAL	XBRL Calculation Linkbase Document*

Exhibit No. 101.DEF	XBRL Definition Linkbase Document*

Exhibit No. 101.LAB	XBRL Label Linkbase Document*

Exhibit No. 101.PRE	XBRL Presentation Linkbase Document*

*        Included herewith.
†        Identifies management contracts or compensatory plans or arrangements.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Date: November 8, 2013	By:	/S/ DONALD F. GLISSON, JR.
Donald F. Glisson, Jr.
Chairman of the Board
(Principal executive officer)

Date: November 8, 2013	By:	/S/ VALERIE A. KENDALL
Valerie A. Kendall
Executive Vice President and
Chief Financial Officer
(Principal financial officer and
Chief accounting officer)

JACKSONVILLE BANCORP, INC.

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

Exhibit No. 3.1e
Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of October 24, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on October 23, 2013, File No. 000-30248).

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

Exhibit No. 10.1
Separation, Release and Non-Disparagement Agreement by and among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 27, 2013, File No. 000-30248). †

Exhibit No. 10.2
Election form to reduce commitments under the loan agreements by certain of the directors, their affiliates, entities and family members, effective July 1, 2013 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on August 9, 2013, File No. 000-30248).

Exhibit No. 31.1	Certification of Chairman of the Board (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 31.2	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 *

JACKSONVILLE BANCORP, INC.

Exhibit No.	Description of Exhibit

Exhibit No. 101.INS	XBRL Instance Document*

Exhibit No. 101.SCH	XBRL Schema Document*

Exhibit No. 101.CAL	XBRL Calculation Linkbase Document*

Exhibit No. 101.DEF	XBRL Definition Linkbase Document*

Exhibit No. 101.LAB	XBRL Label Linkbase Document*

Exhibit No. 101.PRE	XBRL Presentation Linkbase Document*

*        Included herewith.
†        Identifies management contracts or compensatory plans or arrangements.