Form 10-K
period 2013-12-31
JACKSONVILLE BANCORP INC /FL/
filed 2014-03-14
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-30248

JACKSONVILLE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3472981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 North Laura Street, Suite 1000, Jacksonville, Florida	32202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(904) 421-3040

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 par value	The NASDAQ Stock Market (NASDAQ Capital Market)

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
Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes  ☐      No  ☒

The aggregate market value of the registrant’s voting and nonvoting common equity held by non-affiliates of the registrant as of June 30, 2013 (based upon the per share closing sale price of $9.60 on June 28, 2013) was approximately $20,133,005.  The per share closing sale price as of June 28, 2013 has been retrospectively adjusted to reflect the reverse stock split effective October 24, 2013.

As of February 28, 2014, the latest practicable date, there were 3,177,090 shares of the registrant’s common stock outstanding and 2,618,005 shares of the registrant’s nonvoting common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement for the 2014 Annual Meeting
of Shareholders are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

JACKSONVILLE BANCORP, INC.

SPECIAL CAUTIONARY NOTICE REGARDING
FORWARD-LOOKING STATEMENTS

Various of the statements made herein under the captions “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures about Market Risk,” “Risk Factors” and elsewhere are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “evaluate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	governmental monetary and fiscal policies;

•	legislative and regulatory changes, including changes in banking, securities and tax laws, regulations and policies and their application by our regulators;

•	changes in accounting rules, practices and interpretations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest-sensitive assets and liabilities;

•	changes in borrower credit risks and payment behaviors;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of concentrations in our loan portfolio;

•	our ability to resolve nonperforming assets;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the failure of assumptions and estimates underlying the establishment of reserves for possible loan losses and other estimates and valuations;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth, expense savings and/or other results from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism, hurricanes, floods, tornados or other catastrophic events that may affect economic conditions; or

•	management’s expectation that the Company’s recapitalization plan and strategic initiatives will have a sustained positive impact on results of operations and compliance with all regulatory agreements and associated requirements.

JACKSONVILLE BANCORP, INC.

Federal Deposit Insurance Corporation

The Jacksonville Bank is insured by the Federal Deposit Insurance Corporation (“FDIC”).  This Annual Report on Form 10-K also serves as the annual disclosure statement of the Bank pursuant to Part 350 of the FDIC’s rules and regulations.  This statement has not been reviewed or confirmed for accuracy or relevance by the FDIC.

JACKSONVILLE BANCORP, INC.

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

We offer a variety of competitive commercial and retail banking services.  In order to compete with the financial institutions in the market, we use our independent status to the fullest extent.  This includes an emphasis on specialized services for small business owners with a particular focus on professional services, wholesalers, distributors, and other service industries.  Additionally, we rely on the professional and personal relationships of our officers, directors and employees.  Loan participations are arranged for customers whose loan demands exceed legal lending limits.  Our product lines include personal and business online banking, and sweep accounts that may be invested in Goldman Sachs mutual funds, in addition to our traditional banking products.  Furthermore, through the Bank’s subsidiary, Fountain Financial, Inc., and our marketing agreement with New England Financial (an affiliate of MetLife), we are able to meet the investment and insurance needs of our customers.

Substantial consolidation of the Florida banking market has occurred since the early 1980s.  We believe that the number of depository institutions headquartered and operating in Florida will continue to decline in future periods.  Our marketing programs focus on the advantages of local management, personal service and customer relationships.  Particular emphasis is placed on building personal face-to-face relationships.  Our management and business development teams have extensive experience with individuals and companies within our targeted market segments in the Jacksonville and surrounding geographic areas.  Based on our experience, we believe that we have been and will continue to be effective in gaining market share.  We are also focused on small business, professionals and commercial real estate.

Recent Events

During 2012, the Company executed a financial advisory agreement with an investment banking firm to assist in raising capital.  Efforts to secure additional equity capital were realized on December 31, 2012 with the sale of an aggregate of 50,000 shares of the Company’s Mandatorily Convertible, Noncumulative, Nonvoting Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), at a purchase price of $1,000 per share, in a private placement transaction (the “Private Placement”).  For the year ended December 31, 2012, gross proceeds from the issuance of preferred stock in the amount of $50.0 million, or $45.1 million net of offering expenses, were used for general operating expenses, mainly for the subsidiary bank to improve capital ratios, and will be used to support the Company’s business strategy going forward.

Immediately prior to the closing of the Private Placement, the Bank sold $25.1 million of other real estate owned, nonaccrual loans, loans with a history of being past due, and other loans that were part of an overall customer relationship to a real estate investment firm, who was also an investor in the Private Placement, for a purchase price of $11.7 million (the “Asset Sale”).  Total assets sold in the Asset Sale included loans of $24.6 million and other real estate owned of $0.5 million.  Total proceeds of $11.7 million included proceeds from the sale of loans of $11.3 million and proceeds from the sale of other real estate owned of $0.4 million.  Please refer to Note 4—Loans and Allowance for Loan Losses in the accompanying notes to the Consolidated Financial Statements for additional information related to loans sold in the Asset Sale.

Pursuant to the Series A Preferred Stock designation, the Series A Preferred Stock was mandatorily convertible into shares of Bancorp’s common stock and a new class of nonvoting common stock upon receipt of requisite approvals by Bancorp’s shareholders.  In the first quarter of 2013, the Company received shareholder approvals to amend its Amended and Restated Articles of Incorporation to (i) increase the number of authorized shares of the Company’s common stock to 20,000,000, and

JACKSONVILLE BANCORP, INC.

ITEM 1.	BUSINESS (CONTINUED)

(ii) authorize 5,000,000 shares of a new class of nonvoting common stock, par value $0.01 per share (the “Capital Amendment”).  On the same date, the Company also received shareholder approval to issue an aggregate of 5,000,000 shares of its common stock and nonvoting common stock in the conversion of the 50,000 outstanding shares of the Company’s Series A Preferred Stock.  The Company filed the Capital Amendment with the Florida Secretary of State on February 19, 2013, and on the same date, all of the outstanding shares of the Company’s Series A Preferred Stock automatically converted into an aggregate of 2,382,000 shares of common stock and 2,618,000 shares of nonvoting common stock (the “Conversion”).  The Conversion was based on a conversion price of $10.00 per share and a conversion rate of 100 shares of common stock and/or nonvoting common stock for each share of Series A Preferred Stock outstanding.  As a result of the Conversion, no shares of the Series A Preferred Stock remained outstanding and an aggregate of 2,676,544 shares of common stock and 2,618,000 shares of nonvoting common stock were outstanding immediately following the Conversion.

During the third quarter of 2013, the Company initiated concurrent offerings: (i) a rights offering to eligible existing shareholders of nontransferable subscription rights to purchase shares of the Company’s common stock at a subscription price of $10.00 per share and (ii) a public offering of shares not subscribed for in the rights offering at an equal subscription price of $10.00 per share.  The subscription period for the rights offering expired on September 20, 2013 and resulted in the sale of 104,131 shares of the Company’s common stock for aggregate proceeds of $1.0 million, or $0.9 million net of offering expenses.  The public offering expired during the fourth quarter of 2013, on October 4, 2013, whereby the Company sold 395,869 shares for an aggregate of $4.0 million, or $3.2 million net of offering expenses.  Total net proceeds from the concurrent offerings will be used for general operating expenses.

Please refer to Note 2 – Capital Raise Transactions in the accompanying notes to the Consolidated Financial Statements for additional information related to the Company’s recent capital raise activities.

In the fourth quarter of 2013, Bancorp’s Board of Directors (also referred to as the “Board”) implemented a 1-for-20 reverse stock split of Bancorp’s outstanding shares of common stock and nonvoting common stock effective October 24, 2013.  As a result of the reverse stock split, each 20 shares of issued and outstanding common stock and nonvoting common stock, par value $0.01 per share, respectively, were automatically and without any action on the part of the respective holders combined and reconstituted as one share of the respective class of common equity as of the effective date.  Consequently, the aggregate par value of common stock and nonvoting common stock eliminated in the reverse stock split was reclassed on the Company’s consolidated balance sheets from the respective class of common equity to additional paid-in capital.  Additional adjustments were made to the aforementioned accounts as a result of rounding to avoid the existence of fractional shares.  All share and per share information in this report has been retrospectively adjusted to reflect the common equity 1-for-20 reverse stock split.

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

We are in competition with existing area financial institutions, including commercial banks and savings institutions, insurance companies, consumer finance companies, brokerage houses, mortgage banking companies, credit unions, and other business entities which target traditional banking markets, through offices, mail, the Internet, mobile devices and otherwise.  We anticipate that significant competition will continue from existing financial services providers as well as new entrants to the market.  According to our most recent estimates, there are approximately 27 separate financial institutions located in Duval County, Florida.

JACKSONVILLE BANCORP, INC.

ITEM 1.	BUSINESS (CONTINUED)

Operating Segment

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

While the Company’s chief decision makers monitor the revenue streams of various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Accordingly, all financial service operations are considered by management to be aggregated into one reportable operating segment.  Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans, and a variety of consumer loans.  In addition, the Company is working to reposition its loan and deposit portfolio mix to better align with our targeted market segment.  Substantially all of our revenues are attributed to the United States.

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

Borrowings

Additional sources of funds are available to the Bank by borrowing from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”).  Our lending capacity with these institutions provides credit availability based on qualifying collateral from the investment and loan portfolios.  See Note 8 – Deposits and Note 10 – Short-term Borrowings and Federal Home Loan Bank Advances in the accompanying notes to the Consolidated Financial Statements for further information on our funding sources.

Lending Activities

Our Board has adopted certain policies and procedures to guide individual loan officers in carrying out lending functions.  The Bank’s Board of Directors (the “Bank’s Board”) has formed a Directors’ Loan Committee to provide the following oversight:

•	ensure compliance with loan policy, procedures and guidelines as well as appropriate regulatory requirements;

•	approve secured loans and unsecured loans above an aggregate amount of $2.5 million to any entity and/or related interests;

•	monitor overall loan quality through review of information relative to all new loans;

•	approve lending authority for individual officers under dual signatures;

•	monitor our loan review systems;

•	oversee strategies for workout of problem loan relationships;

•	review the adequacy of the loan loss reserve; and

•	approve any additional advances to any borrower whose loan or line of credit has been adversely classified substandard.

JACKSONVILLE BANCORP, INC.

ITEM 1.	BUSINESS (CONTINUED)

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

Loan Portfolio Composition

The Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk.  The three portfolio segments identified by the Company include commercial loans, real estate mortgage loans, and consumer and other loans.
The following table presents the composition of the Bank’s core loan portfolio, including loans acquired in the merger with ABI, as of December 31, 2013, 2012 and 2011.

	2013		2012		2011
		% of		% of		% of
(Dollars in thousands)	Loans	Total Loans	Loans	Total Loans	Loans	Total Loans
Commercial loans	$43,855	11.8%	$37,760	9.5%	$35,714	7.7%
Real estate mortgage loans:
Residential	71,192	19.2	80,314	20.2	102,040	22.0
Commercial	223,182	60.2	239,839	60.2	275,242	59.5
Construction and land	30,355	8.2	37,557	9.4	45,891	9.9
Consumer and other loans	2,041	0.6	2,768	0.7	3,955	0.9
Total	$370,625	100.0%	$398,238	100.0%	$462,842	100.0%

The percentage decrease in total gross loans outstanding for the years ended December 31, 2013 and 2012, as compared to the prior year, was 6.9% and 14.0%, respectively.  Our nonperforming loans as a percentage of gross loans also decreased during the years ended December 31, 2013 and 2012, from 10.13% as of December 31, 2011 to 5.71% as of December 31, 2012 and 4.59% as of December 31, 2013.  Elevated balances as of December 31, 2011 were driven in part by the merger with ABI, whereas the continued reduction in loan balances, and particularly nonperforming loans, during 2012 and 2013 reflects the Company’s current business strategy to accelerate the disposition of substandard assets on an individual customer basis, including the Asset Sale completed in the fourth quarter of 2012.  The Bank continues to be aggressive with its strategy to dispose of nonperforming assets in a prudent and reasonable manner.  However, nonperforming loans continue to be negatively impacted by the longevity of the economic recession, specifically weaknesses in the local retail sector of the real estate markets despite recent indicators of stabilization.

A more detailed description of the three portfolio segments identified by the Company and presented in the table above is provided in the following paragraphs.

JACKSONVILLE BANCORP, INC.

ITEM 1.	BUSINESS (CONTINUED)

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

Real Estate Mortgage Loans

Real estate mortgage loans are typically segmented into three classes:  commercial real estate, residential real estate and construction and land development.  Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Bank’s Board.  Such standards include, among other factors, loan-to-value limits, cash flow coverage and general credit worthiness of the obligors.  Residential real estate loans are underwritten in accordance with policies set forth and approved by the Bank’s Board, including repayment capacity and source, value of the underlying property, credit history, stability and purchaser guidelines.

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

JACKSONVILLE BANCORP, INC.

ITEM 1.	BUSINESS (CONTINUED)

Employees

As of February 28, 2014, the Bank had 103 employees.  Except for certain officers of the Bank who also serve as officers of Bancorp, Bancorp does not have any employees.   Management believes Company relations with its employees have been good and the Company’s long-term success is, and is expected to remain, highly dependent on key personnel including, but not limited to, our senior management team.

Data Processing

We currently have an agreement with FIS, formerly known as Metavante Corporation, to provide our core processing and to support certain customer products and delivery systems.  Management believes that FIS will continue to be able to provide state-of-the-art data processing and customer service-related processing at a competitive price to support our future growth.

Regulation and Supervision

We operate in a highly regulated environment, where statutes, regulations, and administrative policies govern our business activities.  We are supervised by, examined by, and submit reports to, a number of regulatory agencies, including the Federal Reserve Board, in the case of Bancorp, and the FDIC and the Florida Office of Financial Regulation (“OFR”), in the case of the Bank. Supervision, regulation and examination of Bancorp, the Bank, and our respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of bank depositors rather than holders of our capital stock.  Any change in applicable law or regulation may have a material effect on our business.  The following discussion includes all supervisory and regulatory information material to the Company as of December 31, 2013; however, it is not intended to be an exhaustive description of the statutes or regulations applicable to the Company or its subsidiaries.

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

The financial crisis of 2008, including the downturn of global economic, financial and money markets, increased volatility in the soundness of financial institutions, and other recent events have led to numerous new laws and regulations that apply to the banking industry.  For example, the Federal Reserve has taken a number of actions to keep interest rates low and provide liquidity to the markets.  In addition to changing the discount rate and the terms of the discount window, the Federal Reserve has reduced the targeted federal funds rate to 0-0.25% and has announced that it expects to keep it within such range for the foreseeable future.  The Federal Reserve has also engaged in two rounds of “quantitative easing” by buying bonds in the market, and Operation Twist, where the Federal Reserve bought longer term bonds while selling shorter term holdings in an effort to reduce long-term interest rates.

Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and by the various bank regulatory agencies.  Despite recent indicators of stabilization in the local markets, there can be no assurance that efforts to tighten the supervision of financial institutions will not continue, or become more or less stringent, in future periods.  Accordingly, the scope of regulation and permissible activities of Bancorp and the Bank are subject to change by future federal and state legislation or regulation.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”).  The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes like, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.  Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system distributed among new and existing federal regulatory agencies, including the Financial

JACKSONVILLE BANCORP, INC.

ITEM 1.	BUSINESS (CONTINUED)

Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC.  A summary of certain provisions of the Dodd-Frank Act is set forth below:

•	Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agencies. In addition, the federal bank regulators have proposed new capital and liquidity standards to implement those adopted by the Basel Committee on Banking Supervision (“Basel”), as part of its “Basel III” rules.

•	The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act established the Bureau as a separate agency within the Board of Governors of the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. However, banks under $10.0 billion in assets, including the Bank, are not subject to examination by the Bureau but are indirectly influenced through the processes that occur at community banks.

•	Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0%. The DIF is currently below statutory requirements and, as a result, the FDIC has adopted a restoration plan that includes provisions to increase deposit insurance assessments over the coming years.

•	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained. Prior to the Dodd-Frank Act, the Company had existing policies with developed guidelines for transactions with affiliates, including lending limitations, restrictions on investments in affiliate securities and the purchase of assets from affiliates. These policies were not materially impacted by the enhanced provisions of the Dodd-Frank Act.

•	Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions. The enhanced lending limits established by the Dodd-Frank Act restrict the Company’s ability to extend credit to sizable borrowers that exceed the Company’s current lending limit. This limitation restricts the Company’s revenue and potential profitability from significant loans to any one borrower, as well as creates a competitive advantage for larger institutions with higher lending limits. We seek to accommodate such borrowers by selling a portion of loans in excess of our lending limits to other banks; however, these activities may be restricted by general market conditions and the increase in bank failures in recent years.

•	Compensation Practices. The Dodd-Frank Act provides that the securities and other federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. As of December 31, 2013, the Dodd-Frank Act and the recent guidance on compensation, after consideration by the Bank, has not resulted in changes to the Company’s current compensation policies; however, final implementation of the legislation and associated guidance may impact these policies in future periods.

JACKSONVILLE BANCORP, INC.

ITEM 1.	BUSINESS (CONTINUED)

•	Holding Company Capital Levels. The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies, limited generally to the same capital instruments permissible to insured depository institutions. Trust preferred securities (or “TRUPs”) issued prior to May 19, 2010 by bank holding companies with less than $15.0 billion in assets as of December 31, 2009, including Bancorp, are exempt from these capital deductions entirely.

Our senior management team, with additional oversight provided by the Bank’s Board, has designed and implemented various action plans in order to comply with the provisions of the Dodd-Frank Act.  These action plans include modifications to general business practices, lending policies and underwriting procedures.  These changes have not yet had a material impact on the Company’s financial condition or results of operations; however, we expect that many of the requirements called for in the Dodd-Frank Act will continue to be implemented over the course of several more years.  Although some regulations have been adopted under the Dodd-Frank Act, many remain to be finalized.  The nature, timing and effect of some requirements are presently unclear.  The changes resulting from the Dodd-Frank Act and regulatory actions, as well as the Basel III capital and liquidity proposals, may increase our costs and reduce our revenue and profitability, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements, or otherwise adversely affect our business.  These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Basel III Regulatory Framework

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

On July 2, 2013, the Federal Reserve approved the final rules to implement the Basel III rules in the U.S.  The final rules implemented changes to the regulatory capital framework including, but not limited to, (i) a revised definition of regulatory capital, (ii) a new common equity Tier 1 minimum capital requirement, (iii) a higher minimum Tier 1 capital requirement, (iv) limitations on capital distributions and certain discretionary bonus payments based on various capital requirements, (v) amended methodologies for determining risk-weighted assets, and (vi) new disclosure requirements for top-tier banking organizations with $50.0 billion or more in total assets.  Further, the final rules incorporated these new requirements into the prompt corrective action framework.  Various provisions have been included in the final rules to provide relief to banking organizations under $50.0 billion in assets, such as community banks like ours.  Such provisions include the opportunity for a one-time opt-out from the requirement to include fluctuations in available-for-sale securities as part of regulatory capital and grandfather treatment of trust preferred securities as an element of Tier 1 capital for banking organizations under $15.0 billion.  These new rules took effect January 1, 2014 with a mandatory compliance deadline of January 1, 2015 for banking organizations with total assets less than $250.0 billion.  The Company is currently evaluating the impact of adoption.

Concentrations of Real Estate Loans

During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”). The Guidance defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm non-residential property where the primary or a significant source of repayment is derived from rental income associated with the property (i.e., loans for which 50% or more of the source of repayment comes from third party, non-affiliated, rental income) or the proceeds of the sale, refinancing, or permanent financing of the property. Loans to Real Estate Investment Trusts (“REIT”) and unsecured loans to developers that closely correlate to the inherent risks in CRE markets would also be considered CRE loans under the Guidance. Loans on owner occupied CRE are generally excluded.

JACKSONVILLE BANCORP, INC.

ITEM 1.	BUSINESS (CONTINUED)

The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits, as well as appropriately designed compensation and incentive programs. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

•	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or

•	Total reported loans secured by non-owner occupied multi-family, non-farm, and non-residential properties, as well as construction, land development and other land loans of 300% or more of a bank’s total risk-based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type.

The Guidance applies to our CRE lending activities due to the concentration in construction and land development loans.  As of December 31, 2013 and 2012, respectively, we had approximately $28.4 million and $37.6 million in commercial construction and residential land development loans and $2.0 million and $0 in residential construction loans to individuals.  Commercial construction, residential land development loans and residential construction loans to individuals represented approximately 57.8% and 73.8% of the Bank’s total risk-based capital as of the same dates.  Total loans for non-owner occupied multi-family, non-farm, and non-residential properties, as well as construction, land development and other land loans, was $144.8 million and $160.5 million as of December 31, 2013 and 2012, respectively.  The ratio of these loans as a percentage of total risk-based capital was 275.8% as of December 31, 2013, compared to 315.5% as of December 31, 2012.  While our December 31, 2012 ratio exceeded applicable regulatory guidance of 300%, our December 31, 2013 ratio of total loans secured by non-owner occupied multi-family, non-farm, and non-residential properties, as well as construction, land development and other land loans, met this requirement.

We have always had significant exposure to loans secured by commercial real estate due to the nature of our markets and the loan needs of both retail and commercial customers.  We believe our long-term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are appropriate to manage our concentrations as required under the Guidance.  The federal bank regulators are looking more closely at the risks of various assets and asset categories and risk management, and the need for additional rules regarding liquidity as well as capital rules that better reflect risk.

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

The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

•	the development of internal policies, procedures and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

JACKSONVILLE BANCORP, INC.

ITEM 1.	BUSINESS (CONTINUED)

Consumer Laws and Regulations

There are a number of laws and regulations that regulate bank’s consumer loan and deposit transactions.  Among these are the Community Reinvestment Act, the Truth in Lending Act, the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act and the Fair Debt Collections Practices Act.  There are numerous disclosure and other compliance requirements associated with these rules and regulations, and the Company must comply with the applicable provisions as part of its ongoing customer relations.

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

Dividends received from the Bank historically have been Bancorp’s principal source of funds to pay its expenses and interest on, and principal, of Bancorp’s debt.  Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings.  Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the bank’s regulators.  The Bank has not paid dividends since October 2009 and cannot currently pay dividends.  Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies.  Bancorp has relied upon revolving loan agreements with its directors as well as recent capital raise activities to pay its expenses during such time.  The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

Under Federal Reserve policy, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay dividends, while still maintaining a strong financial position.  As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;

•	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or

•	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

JACKSONVILLE BANCORP, INC.

ITEM 1.	BUSINESS (CONTINUED)

Loans and extensions of credit, as well as derivatives and other transactions by all banks, are subject to legal lending limitations.  Under state law, a state bank may generally grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person.  In addition, a state bank may grant additional loans and extensions of credit to the same person of up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured.  This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans.  Loans and extensions of credit may exceed these general lending limits only if they qualify under one of several exceptions.  Section 611 of the Dodd-Frank Act prohibits state banks from engaging in derivative transactions unless a bank’s chartering state has adopted a law including credit exposure on derivatives in calculating loans to one borrower limits.  As of December 31, 2013, the Bank did not have any derivative transactions, although Bancorp had one interest rate swap not subject to this limitation on the Bank.

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

JACKSONVILLE BANCORP, INC.

ITEM 1.	BUSINESS (CONTINUED)

In response to the directives issued under the FDICIA, the regulators have adopted regulations that, among other things, prescribe the capital thresholds for each of five established capital categories. The following table reflects these capital thresholds:

	Total Risk-Based	Tier 1 Risk-Based	Tier 1
	Capital Ratio	Capital Ratio	Leverage Ratio
Well capitalized(1)	10%	6%	5%
Adequately capitalized(1)	8%	4%	4%(2)
Undercapitalized(3)	Less than 8%	Less than 4%	Less than 4%
Significantly undercapitalized	Less than 6%	Less than 3%	Less than 3%
Critically undercapitalized	―	―	Less than 2%

(1)	An institution must meet all three minimums.
(2)	3% for CAMELS composite 1 rated institutions, subject to appropriate federal banking agency guidelines.
(3)	An institution falls into this category if it is below the adequately capitalized level for any of the three capital measures.

Under these capital categories, the Bank was classified as well capitalized as of December 31, 2013 and 2012, respectively.  As of December 31, 2013, the Bank’s total risk-based capital and Tier 1 risk-based capital ratios were 14.11% and 12.83%, respectively.  The Bank’s Tier 1 leverage ratio was 9.33% as of the same date.  In addition to maintaining all capital levels at or above well-capitalized levels, the Bank is committed to maintaining a Tier 1 leverage ratio above 8% and total risk-based capital above 12% at all times.  If the capital ratios of the Bank were to fall below the levels required under regulatory standards, it is the Bank’s policy to increase capital in an amount sufficient to meet regulatory requirements within 30 days.

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

Federal Deposit Insurance Corporation (“FDIC”)

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

The Bank’s deposit accounts are insured by the FDIC to the maximum extent permitted by law.  The Bank pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all insured institutions.  Institutions considered well capitalized and financially sound pay the lowest premiums, while those institutions that are less than adequately capitalized and of substantial supervisory concern pay the highest premiums.  Total base assessment rates currently range from 0.03% of deposits for an institution in the highest sub-category of the high category to 0.45% of deposits for an institution in the lowest category.

In February 2006, the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Reform Act”) were signed into law.  The Reform Act revised the laws concerning federal deposit insurance by making the following changes: (i) merged the Bank Insurance Fund and the Savings Association Insurance Fund into a new fund, the Deposit Insurance Fund (DIF), effective March 31, 2006; (ii) increased the deposit insurance coverage for certain retirement accounts to $250 thousand effective April 1, 2006; (iii) effective in 2010, deposit insurance coverage on individual accounts may be indexed for inflation; (iv) the FDIC has more discretion in managing deposit insurance assessments; and (v) eligible institutions received a one-time initial assessment credit.  The Dodd-Frank Act permanently increased the limits on the federal deposit insurance to $250 thousand.

The Reform Act authorized the FDIC to revise the risk-based assessment system.  Accordingly, insurance premiums are based on a number of factors, including the risk of loss that insured institutions pose to the DIF.  The Reform Act replaced the minimum reserve ratio of 1.25% with a range of between 1.15% and 1.50% for the DIF, depending on projected losses, economic changes and assessment rates at the end of each calendar year.  In addition, the FDIC is no longer prohibited from charging banks in the lowest risk category when the reserve ratio premium is greater than 1.25%.  As previously discussed, the Dodd-Frank Act made several revisions to the FDIC’s fund management authority.

JACKSONVILLE BANCORP, INC.

ITEM 1.	BUSINESS (CONTINUED)

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

In order to promote financial stability in the economy, the FDIC adopted the Temporary Liquidity Guarantee Program (or “TLGP”) on October 13, 2008.  Participation in the program was voluntary; however, once participation was elected, it could not be revoked.  The Bank elected to participate in the Transaction Account Guarantee Program component of the TLGP, under which the FDIC fully insured funds held in noninterest-bearing transaction accounts.  Noninterest-bearing transaction accounts are ones that do not accrue or pay interest and for which the institution does not require an advance notice of withdrawal.  Also covered under this program were interest on lawyers’ trust accounts (“IOLTA”) and negotiable order of withdrawal (NOW) accounts with interest rates lower than 50 basis points.  These revisions were effective until June 30, 2010 and then extended until December 31, 2010, unless we elected to “opt out” of participating, which we did not do.  The Dodd-Frank Act extended full deposit coverage for noninterest-bearing transaction deposit accounts for two years beginning on December 31, 2010, and all financial institutions were required to participate in this extended program.

Following the expiration of the temporary “unlimited” FDIC insurance coverage for noninterest-bearing and IOLTA deposit accounts and beginning January 1, 2013, noninterest-bearing transaction accounts are no longer insured separately from depositors’ other accounts at the same depository institution and the aggregate balance is insured up to the standard FDIC insurance limit of $250 thousand.  Funds deposited in IOLTAs are no longer insured under the Dodd-Frank federal deposit insurance provision; however, these accounts may qualify for certain pass-through coverage applicable to fiduciary accounts as provided for by existing FDIC regulations.  If an IOLTA does not qualify for pass-through coverage as a fiduciary account, then such accounts may be insured up to $250 thousand on a per-client basis.  To the extent that state law requires, additional collateral must be pledged to secure uninsured deposits held by government/public depositors in excess of standard FDIC insurance limitations.

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

In July 2012, and in connection with the FDIC’s March 2012 report of examination of The Jacksonville Bank (the “2012 Report”), the Bank’s Board entered into a memorandum of understanding (the “2012 MoU”) with the FDIC and OFR whereby the Bank agreed to comply in good faith with the requirements of the 2012 MoU.  The 2012 MoU, among other things, required the Bank to:

•	Within 30 days, establish and reaffirm a Board Committee responsible for ensuring compliance with the provisions of the 2012 MoU;

•	Develop, submit and implement a written analysis and assessment of the Bank’s current management and staffing needs as well as a plan to meet those needs, and notify the FDIC and OFR of the resignation or termination of any individual on the Bank’s Board or senior executive officer, or if the Bank proposes to add an individual to such positions;

•	Maintain a Tier 1 leverage capital ratio of not less than 8% and a total risk-based capital ratio of not less than 12%, which shall be calculated as of the end of each calendar quarter;

•	Review, on at least a quarterly basis, the adequacy of the Allowance for Loan and Lease Losses (“ALLL”) and establish or strengthen the comprehensive policy for determining the adequacy of the ALLL on a timely basis;

•	Develop and submit written plans to reduce assets classified as “doubtful” and “substandard” in the 2012 Report in the amount of $500 thousand or more, and furnish certain required information pertaining to each asset and the projected impact on the ALLL;

JACKSONVILLE BANCORP, INC.

ITEM 1.	BUSINESS (CONTINUED)

•	Within ten days, charge off the remaining balances of all assets classified “loss” and 50% of those assets or portions of assets classified as “doubtful” in the 2012 Report; and

•	Develop and submit a written policy for managing other real estate owned, reducing and monitoring the Bank’s concentration of credit in CRE loans, and improve liquidity and funds management consistent with all applicable laws, regulations and other regulatory guidance.

As of December 31, 2013 and 2012, the Bank met the minimum capital requirements of the 2012 MoU, with total risk based capital of 14.11% and 12.70% and Tier 1 leverage capital of 9.33% and 8.29%, respectively.  The Bank believes that it has complied substantially with the terms of the 2012 MoU.

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

For Additional Information

We are required to comply with the informational requirements of the Securities Exchange Act of 1934, as amended, and, accordingly, we file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).  You may read or obtain a copy of these reports at the SEC’s public reference room at 100 F. Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m..  You may obtain information on the operation of the public reference room and their copy charges by calling the SEC at 1-800-SEC-0330.  The SEC maintains a website that contains registration statements, reports, proxy information statements and other information regarding registrants that file electronically with the SEC.  The address of the website is http://www.sec.gov.  You may also access our filings with the SEC through our website at http://www.jaxbank.com.  Information on our website is not incorporated by reference into this report.  You may also obtain copies of our filings with the SEC, including this Annual Report on Form 10-K, free of charge, by writing to Glenna Riesterer, Corporate Secretary, Jacksonville Bancorp, Inc., 100 North Laura Street, Jacksonville, Florida 32202.

JACKSONVILLE BANCORP, INC.

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

The Company and its subsidiaries are subject to extensive regulation and supervision by federal, state and local governmental authorities, including the Federal Reserve, the FDIC, and the OFR.  Banking regulations govern the activities in which we may engage and are primarily intended to protect depositors and the banking system as a whole, not the interests of shareholders.  These regulations impact our lending and investment practices, capital structure and dividend policy, among other things.  The financial services industry is subject to frequent legislative and regulatory changes and proposed changes, including sweeping changes resulting from the Dodd-Frank Act, the full-impact of which cannot be predicted.  Changes to such regulations may have a materially adverse effect on our operations by subjecting the Company to additional compliance costs, restrictions on our operations, and other enforcement actions in the event of noncompliance.

We are also required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board and NASDAQ.  In particular, we are required to include management reports on internal controls as part of our Annual Report on Form 10-K pursuant to Section 404 of the Sarbanes-Oxley Act. The SEC also has proposed a number of new rules or regulations requiring additional disclosure, including compensation rules under the Dodd-Frank Act.  We expect to continue to spend significant amounts of time and money on compliance with these rules.  Any failure to track and comply with the various rules may have a materially adverse effect on our reputation, our ability to obtain the necessary certifications to financial statements, and the value of our securities.

Recent legislation, regulatory initiatives and government actions in response to market and economic conditions may significantly affect our business, capital requirements, financial condition and results of operations.

The Dodd-Frank Act restructured the regulation of depository institutions and the financial services industry.  The Consumer Financial Protection Bureau was created largely to administer and enforce consumer and fair lending laws, a function that has historically been performed by the depository institution regulators.  The full impact of the Dodd-Frank Act on our business and operations will not be fully known until all regulations implementing the Act are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible changes to future consumer and fair lending regulations.  The Dodd-Frank Act also permanently increased the limits on federal deposit insurance to $250 thousand.

In June of 2012, the Federal Reserve and the FDIC proposed new capital rules to implement the Basel III capital guidelines.  On July 2, 2013, the Federal Reserve approved the final rules which implement changes to the regulatory capital framework including, but not limited to, revised definitions of “capital” for regulatory purposes, the types and minimum levels of capital required under the prompt corrective action rules and for other regulatory purposes, and the risk-weighting of various assets.  While various provisions have been included in the final rules to provide relief to banking organizations under $50.0 billion in assets, such as community banks like ours, the final rules could have a significant impact on our capital and the amount of capital required to support our business, especially on a risk-weighted basis.  The final Basel III rules took effect January 1, 2014 with a mandatory compliance deadline of January 1, 2015 for banking organizations with total assets less than $250.0 billion.  The Company is currently evaluating the impact of adopting these new rules; however, the cost of implementation combined with the impact on our capital requirements may adversely affect our financial condition and results of operations.

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

JACKSONVILLE BANCORP, INC.

ITEM 1A.	RISK FACTORS (CONTINUED)

We are required to maintain capital to meet regulatory requirements.  If we fail to maintain sufficient capital, our financial condition, liquidity and results of operations, as well as our regulatory requirements, could be adversely affected.

Both Bancorp and the Bank must meet regulatory capital requirements and maintain sufficient capital and liquidity and our regulators may modify and adjust such requirements in the future. The Bank’s Board of Directors has agreed to a Memorandum of Understanding (the “2012 MoU”) with the FDIC and the OFR for the Bank to maintain a total risk-based capital ratio of 12.00% and a Tier 1 leverage ratio of 8.00%.  As of December 31, 2013, the Bank was well capitalized for regulatory purposes and met the capital requirements of the 2012 MoU.  If noncompliance or other events cause the Bank to become subject to formal enforcement action, the FDIC could determine that the Bank is no longer “adequately capitalized” for regulatory purposes.  Failure to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to make distributions on our trust preferred securities, and our business, results of operation, liquidity and financial condition, generally.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems, losses of depositor, creditor and counterparty confidence and could lead to losses or defaults by us or by other institutions.  We could also experience increases in deposits and assets as a result of other banks’ difficulties or failure, which would increase the capital we need to support such growth.

As a member institution of the FDIC, we are assessed a quarterly deposit insurance premium.  Bank failures have significantly depleted the FDIC’s DIF and reduced its ratio of reserves to insured deposits.  As a result, the FDIC has adopted a revised risk-based deposit insurance assessment schedule which raised deposit insurance premiums, and the FDIC has also implemented a special assessment on all depository institutions, which may be imposed in future periods if needed.  Regulatory assessments were $0.8 million, $0.9 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Due to our levels of problem assets and related risk-weightings, these assessments have significantly increased our noninterest expense in recent years and may continue to adversely affect our results of operations in future periods.

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

Although the difficult conditions in the financial markets appear to be stabilizing or improving, a continuation or worsening of present conditions would likely have adverse effects on us and other financial institutions, including the following:

•	Reduced ability to assess the creditworthiness of customers or to estimate the value of assets, especially in regards to collateral securing existing loans. We estimate losses inherent in our credit exposure, the adequacy of our allowance for loan losses and the values of certain assets by using estimates based on difficult, subjective, and complex judgments, including estimates as to the effects of economic conditions and how these economic conditions might affect the value of assets or the ability of our borrowers to repay their loans. If the models and approaches we use become less predictive of future behaviors, valuations, assumptions or estimates, the value of collateral, especially real estate, associated with existing loans may be reduced and consequently increase our credit risk exposure;

JACKSONVILLE BANCORP, INC.

ITEM 1A.	RISK FACTORS (CONTINUED)

•	Reduced ability to raise capital or borrow funds from other financial institutions on favorable terms, or at all. The availability of capital or borrowed funds may also experience adverse effects from continued disruptions in the capital markets, or other events, including, among other things, changes in investor expectations; and

•	Failures of other depository institutions in our markets and increasing consolidation of financial services companies as a result of current market conditions could increase our deposits and assets, necessitating additional capital, and may have unexpected adverse effects upon our ability to compete effectively or attract capital as needed.

Our results are significantly impacted by the economic conditions of our principal market areas.

The success of our operations depends on the general economic conditions of the State of Florida and the specific markets we serve.  Unlike larger organizations that are more geographically diverse, our operations are concentrated in Jacksonville, Duval County, Florida and the surrounding areas.  As a result of our geographic concentration, the economic conditions in our primary market areas have a significant impact on our financial results, including the demand for the Bank’s products and services, the ability of our customers to repay loans, the value of collateral securing existing loans, and the stability of our funding sources.  This is particularly true because a number of our borrowers are small businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.  Consequently, their ability to repay loans may be especially adversely affected during economic downturns which could lead to higher rates of loss and loan payment delinquencies.  Moreover, the value of the real estate or other collateral that may secure our loans could be adversely affected if local economic conditions experience further deterioration.  If a borrower is unable to repay its loan and the value of the underlying real estate collateral declines to a point that is below the amount of the loan, then we will suffer a loss.

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

As of December 31, 2013 and 2012, approximately 87.6% and 89.8% of the Company’s loan portfolio consisted of real estate mortgage loans, respectively.  Commercial real estate (“CRE”) loans are especially cyclical and pose risks of loss to us due to concentration levels and similar risks of the asset.  CRE loans represented 68.4% and 69.6% of our loan portfolio as of December 31, 2013 and 2012, respectively.  Banking regulators continue to give CRE lending greater scrutiny and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing.  In addition, an increased concentration of CRE loans requires higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures.  The downturn in the real estate market, the continued deterioration in the value of collateral, and the local and national economic recessions have adversely affected our customers’ ability to sell or refinance real estate and repay their loans.  If these conditions persist, or worsen, our customers’ ability to repay their loans will be further eroded.  In the event we are required to foreclose on a property securing one of our mortgage loans, or otherwise pursue remedies in order to protect our investment, we may be unable to recover enough value from the collateral to prevent a loss.

JACKSONVILLE BANCORP, INC.

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

Current levels of market volatility are significant, and negative conditions and new developments in the financial services industry and the credit markets have and may continue to adversely affect our operations, financial performance and stock price.

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

We face competition for deposits, loans and other financial services from other community banks, regional banks, out-of-state and in-state national banks, savings banks, thrifts, credit unions and other financial institutions.  The Company also faces competition from other entities that provide financial services, including consumer finance companies, securities brokerage firms, mortgage brokers, insurance companies, mutual funds, and other lending sources and alternative investment providers.  Some of these financial institutions and financial services organizations are not subject to the same degree of regulation as we are and may have lower cost structures.  Many of our competitors offer products and services different from us, and have substantially greater resources, name recognition and market presence than we do, which benefit them in attracting business.  Larger competitors may be able to price loans and deposits more aggressively than we can, and have broader customer and geographic bases to draw upon.  Failure to compete effectively to attract new and retain current customers could adversely affect our growth and profitability, which could have a materially adverse effect on our financial condition and results of operations.

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

JACKSONVILLE BANCORP, INC.

ITEM 1A.	RISK FACTORS (CONTINUED)

We could be negatively impacted by changes in interest rates.

Our results of operations and financial condition may be materially and adversely affected by changes in interest rates or the yield curve, and the monetary and fiscal policies of the federal government.  Our profitability is largely a function of the spread between the interest rates earned on investments and loans and those paid on deposits and other liabilities.  Changes in interest rates may negatively affect our earnings and the value of our assets as well as our levels of interest income, interest expense and net interest spread and margin.  If our assets reprice more slowly than our deposits and other liabilities, our earnings will be adversely affected if interest rates rise, but will benefit if the interest rates on our earning assets rise more quickly than the interest rates we pay on our deposits and other liabilities.  Most banks, including us, have experienced compression and reduced interest spreads and margins as a result of current historically low interest rates.  Our interest spreads and net interest margins are also affected by the shape of the yield curve, which is affected especially by monetary policy, including the Federal Reserve’s actions to keep interest rates low in recent years and its stated intent to maintain this stance into late 2014.  While we seek to manage our interest-rate risk, these measures are based on estimates and assumptions that may not be realized.

Changes in accounting and tax rules applicable to banks and bank holding companies could adversely affect our financial conditions and results of operations.

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

The Company’s exposure to operational and organizational risk may have a materially adverse effect on the business, our financial condition and results of operations.

Similar to other financial institutions, the Company and its subsidiaries are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, the risk that sensitive customer or Company data may be compromised, and the risk of operational errors, including clerical or record-keeping errors.  The Company seeks to mitigate operational risks through a system of internal controls; however, there can be no assurance that these efforts will be successful or result in a reduction of the intended risk exposure.  Failure to do so may result in losses incurred by the Company, including explicit charges, increased operational costs in the form of noninterest expenses, litigation costs, harm to the Company’s reputation, and forgone opportunities with regards to future growth.  Such losses may have a materially adverse effect on the business, our financial condition and results of operations.

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

JACKSONVILLE BANCORP, INC.

ITEM 1A.	RISK FACTORS (CONTINUED)

On December 4, 2013, the Company appointed Kendall L. Spencer as President and Chief Executive Officer to provide advanced leadership and commercial banking management expertise as well as additional proficiencies in strategic financial planning and execution of operational initiatives.  An employment agreement was executed with Mr. Spencer with equity awards subject to certain conditions.  We also continue to rely upon the services of Margaret A. Incandela, Executive Vice President, Chief Operating Officer and Chief Credit Officer, Scott M. Hall, Executive Vice President and the Bank’s President, and Valerie A. Kendall, Executive Vice President and Chief Financial Officer.  If the services of these individuals were to become unavailable for any reason, or if we were unable to hire highly qualified and experienced personnel to replace them, our results and financial condition and prospects could be adversely affected.

We are exposed to environmental liability risk with respect to other real estate owned.

A significant portion of our loan portfolio is secured by real property.  In the ordinary course of business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We have been aggressively managing problem assets and, as a result, have taken title to the underlying collateral for a number of underperforming loans.  As of December 31, 2013, we had approximately $3.1 million in other real estate owned.  We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial.  In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property.  If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected.

Our lending limit restricts our ability to compete with larger financial institutions and may limit our growth.

As of December 31, 2013, our per customer lending limit was approximately $11.9 million, subject to further reduction based on regulatory criteria relevant to any particular loan.  Accordingly, the size of loans which we can offer to potential customers is less than the size that many of our competitors with larger lending limits are able to offer.  This limit has affected and will continue to affect our ability to seek relationships with larger businesses in the market.  We seek to accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks although this market has been disrupted from time to time in recent years, as other banks have exited the market or failed, and we may lose loans to competitors.  Our lending limit also impacts the efficiency of our lending activities because it lowers our average loan size, which means we have to generate an increased number of transactions in order to achieve the same portfolio volume as other institutions with higher lending limits.

The Company is exposed to credit risk as a result of reliance on the accuracy and completeness of information about clients and counterparties.

The Company often relies on information furnished by or on behalf of customers and counterparties when deciding whether to extend credit or enter into other transactions.  Financial statements, credit reports, and related financial information are considered in conjunction with certain representations of those customers, counterparties or other third parties for which there are limited opportunities for management to independently verify.  For example, management may assume that a customer’s audited financial statements conform to U.S. GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Reliance on materially misleading information with regards to lending arrangements could have a materially adverse effect on the quality of our loan portfolio and may result in additional losses in the event of borrower default.  Such effects may adversely impact the Company’s overall asset quality, financial condition and results of operations.

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

JACKSONVILLE BANCORP, INC.

ITEM 1A.	RISK FACTORS (CONTINUED)

As of December 31, 2013, our allowance for loan losses was $15.8 million which represented 4.25% of our gross loan portfolio as of the same date.  Nonperforming assets consisted of approximately $17.0 million in nonperforming loans and $3.1 million in other real estate owned.  Management monitors our asset quality and seeks to maintain an adequate loan loss allowance; however, the allowance may not prove sufficient to cover future loan losses.  Furthermore, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the assumptions used or adverse developments arise with respect to our nonperforming or performing loans.  Accordingly, the allowance for loan losses may not be adequate to cover loan losses, or significant increases to the allowance may be required in the future if economic conditions should worsen.  Among other adverse consequences, significant additions to our allowance for loan losses could have a material impact on our financial performance and reduce our net income and capital.

Nonperforming assets take significant time to resolve and expose us to increased risk of loss.

As of December 31, 2013, our nonperforming loans were $17.0 million, or 4.6% of our gross loan portfolio, and our nonperforming assets (which include nonperforming loans) were $20.1 million, or 4.0% of total assets.  In addition, we had approximately $5.9 million in loans past due 30-89 days and still accruing interest as of December 31, 2013.  The Company experienced a decrease in nonperforming assets of approximately $9.6 million from the prior year ended December 31, 2012.  As of December 31, 2012, our nonperforming loans were $22.7 million, or 5.7% of our gross loan portfolio, and our nonperforming assets (which include nonperforming loans) were $29.7 million, or 5.3% of total assets. In addition, we had approximately $4.6 million in accruing loans that were 30-89 days delinquent as of December 31, 2012.

We do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs.  We also incur the costs of funding problem assets and other real estate owned.  When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to our then fair value less expected selling costs, which, when compared to the principal amount of the loan, may result in a loss.  In addition, given the increased levels of mortgage foreclosures in our market areas, the foreclosure process is now taking longer than it has in recent years; this has served to increase the cost of foreclosures and the time needed to take title to the underlying property.  Once we take possession of foreclosed real estate, the costs of maintenance, taxes, security and potential environmental liability can be significant and serve to decrease the amount of recovery we may realize upon a sale of the property.

As described above, our nonperforming assets can adversely affect our net income in a variety of ways, which negatively affects our results of operations and financial condition. While we have used loan sales, workouts, restructurings and other activities to improve our level of problem assets, decreases in the value of these assets, or the underlying collateral, or in the related borrowers’ performance or financial condition may adversely affect our business, results of operations and financial condition, whether or not due to economic and market conditions beyond our control.  In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. Until economic and market conditions significantly improve, there can be no assurance that we will not experience an increase in nonperforming assets in future periods.  As a result, we may continue to incur additional losses related to nonperforming assets, including losses on the potential disposition of loans and foreclosed assets.

We have had to adjust the valuation allowance against our deferred tax assets and reduce our deferred tax asset to zero.

We evaluate deferred tax assets for recoverability based on all available evidence.  This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results.  As of the end of 2011, the Company established a valuation allowance for all our deferred tax assets, based on available evidence at the time, that it was more-likely-than-not that all of the deferred tax assets would not be realized.    In determining the more-likely-than-not criterion, management evaluates all positive and negative evidence as of the end of each reporting period.  As of December 31, 2013 and 2012, respectively, the Company determined that the need for a full valuation allowance still existed.  Future adjustments, either increases or decreases, to the deferred tax asset valuation allowance will be determined based upon changes in the expected realization of the net deferred tax assets.  The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry-back or carry-forward periods under the tax law.  Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, we may or may not be able to recapture these deferred tax assets in future periods.

JACKSONVILLE BANCORP, INC.

ITEM 1A.	RISK FACTORS (CONTINUED)

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

We are a bank holding company and, in the ordinary course of business, are dependent upon dividends from the Bank for funds to pay expenses and, if declared, cash dividends to shareholders.  A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law.  Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except no bank may pay a dividend at any time that the total of net income for the current year when combined with retained net income from the preceding two years, produces a loss.  In addition, banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the Bank’s regulators.  The Bank cannot currently pay dividends without prior regulatory approval.  Therefore, the Bank may not be able to provide Bancorp with adequate funds to conduct ongoing operations, which would adversely affect our liquidity, financial condition and results of operations.

More specifically, reduced liquidity may adversely affect Bancorp’s ability to pay interest on material company debt in the form of junior subordinated debt related to its trust preferred securities.  As of December 31, 2013, Bancorp had approximately $16.2 million of junior subordinated debentures issued incident to trust preferred securities and another $1.1 million of other liabilities.  Bancorp has depended on the revolving loan agreements with its directors, cash on hand, and most recently, net proceeds from capital raise transactions to pay its operating expenses and interest expenses related to its material debt obligations.  As of December 31, 2013, Bancorp had approximately $3.5 million of cash on hand and $2.2 million in funds available under its revolving loan agreements.  There is no assurance that these sources of liquidity will be sufficient to meet Bancorp’s expenses going forward.

Our business may face significant risks with respect to future expansion.

To supplement our current growth strategy, we may continue to acquire other financial institutions or parts of financial institutions in the future and we may engage in additional de novo branch expansion.  Acquisitions and mergers involve a number of risks, including but not limited to the following:

•	the time and costs associated with identifying and evaluating potential acquisitions and merger partners, and negotiations and consummation of any such transactions;

JACKSONVILLE BANCORP, INC.

ITEM 1A.	RISK FACTORS (CONTINUED)

•	the estimates and judgments used to evaluate credit, operations, management and market risks with respect to the target institution may not be accurate;

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices, and the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our ability to finance an acquisition and possible dilution to our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction, and the integration of the operations and personnel of the combining businesses;

•	entry into new markets where we lack experience;

•	the introduction of new products and services into our business;

•	the incurrence and possible impairment of goodwill and other intangible assets associated with an acquisition and possible adverse effects on our results of operations; and

•	the risk of loss of key employees and customers.

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

We have incurred losses in recent years and there is no assurance that current income will be sustained or that additional losses will not occur in future periods.

For the years ended December 31, 2012 and 2011, we incurred a net loss of $43.0 million and $24.1 million, respectively.  In response to recent losses, management raised additional capital and implemented a strategy to accelerate the disposal of substandard assets in order to strengthen the Company’s balance sheet, increase tangible common equity and improve capital adequacy ratios applicable to Bancorp and the Bank.  These initiatives have resulted in general improvements to the Company’s financial condition, asset quality and results of operations as evidenced by the continued reduction in substandard assets and a significant decrease in our net loss to $960 thousand for the year ended December 31, 2013.  When compared to the same period in 2012, the total reduction in net loss was $42.0 million.  While management believes that these strategies will continue to improve our financial condition and results of operations going forward, there is no assurance that such efforts will be successful or that additional losses will not occur in future periods.

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

There are other sources of liquidity available to us on an as-needed basis, including our ability to acquire additional non-core deposits (subject to applicable regulatory restrictions, if any), the sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions.  Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms which are acceptable to us, could be impaired by factors that affect us specifically or the financial services industry or economy in general.  Our ability to borrow could also be impaired by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and elevated levels of volatility and disruption in the credit markets.

JACKSONVILLE BANCORP, INC.

ITEM 1A.	RISK FACTORS (CONTINUED)

Additional capital may not be available when needed and, if available, could result in dilution of our shareholders’ ownership interests.

Any capital that is generated by our operations over the next several years is expected to be needed to support our operations.  Additionally, our Board may determine from time to time that we need to obtain additional capital through the issuance of additional shares of our common stock or other securities. These issuances likely would dilute the ownership interest of our then-current shareholders, including the per share book value of our common stock and nonvoting common stock and would only require shareholder approval under certain circumstances.  The terms of security issuances by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants, which may have a further dilutive effect of current ownership interests. Also, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs, whether or not an offering is completed successfully. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

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

Through multiple capital raise transactions completed during 2012 and 2013, the Company has registered an additional 5.5 million shares of its common stock and nonvoting common stock.  Each share of nonvoting common stock will automatically convert into one share of common stock in the event of a “permitted transfer” to a transferee.  Shares of the Company’s common stock are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended.    Sales of substantial amounts of these shares in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock or other securities.  Also, these sales might make it more difficult for us to sell equity or equity-related securities at a time and price that we otherwise would deem appropriate.

We may issue additional shares of capital stock, which may dilute the interests of our shareholders, and may adversely affect the market value of our securities.

We are currently authorized to issue up to 20.0 million shares of common stock, 5.0 million shares of nonvoting common stock, and 10.0 million shares of preferred stock, of which 3,177,090 shares, 2,618,005 shares and no shares, respectively, were issued and outstanding as of February 28, 2014.  Our Board has the authority, and in certain circumstances without shareholder approval, to issue all or part of the authorized but unissued common stock or nonvoting common stock, and to establish the terms of any series of preferred stock.  Any authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders, including the book value of each share of our common stock and nonvoting common stock.

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

JACKSONVILLE BANCORP, INC.

ITEM 1A.	RISK FACTORS (CONTINUED)

A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law.  Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows: No bank may pay a dividend at any time that the total of net income for the current year, when combined with retained net income from the preceding two years, produces a loss.  The Bank met this restriction in 2013 as our net income for the year combined with retained earnings from the preceding two years produced a loss.  The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The following table presents the location and other important information pertaining to the Company’s corporate offices and branch offices as of December 31, 2013:

Location Type	Address	Year Location Established	Approximate Square Footage	Own/Lease
Headquarters/Branch Office(1)	100 North Laura Street	2004	20,547	Lease
	Jacksonville, FL 32202

Branch Office	10325 San Jose Boulevard	1998	3,222	Own
	Jacksonville, Florida 32257

Branch Office	12740-200 Atlantic Boulevard	2000	2,588	Own
	Jacksonville, FL 32225

Branch Office(2)	4343 Roosevelt Boulevard	2005	3,127	Lease
	Jacksonville, FL 32210

Branch Office(3)	7880 Gate Parkway	2006	9,372	Lease
	Jacksonville, Florida 32256

Branch Office	1315 South 3rd Street	2010	4,987	Own
	Jacksonville Beach, Florida 32250

Branch Office	560 Atlantic Boulevard	2010	2,203	Own
	Neptune Beach, Florida 32266

Branch Office(4)	14288 Beach Boulevard	2011	3,883	Lease
	Jacksonville, FL 32250

Administrative Office(5)	1790 Kernan Boulevard	2010	3,120	Own Building/
	Jacksonville, FL 32246			Lease Land

(1)	The Bank amended its ten-year lease for our headquarters location effective April 25, 2011 to extend the end of the lease term from September 14, 2012 to September 30, 2016. The lease specifies monthly rent of $20.00 per square foot which is subject to annual increases of $0.50 per square foot on October 1st of each year through October 1, 2015. The Bank has five renewal options, each to extend the term of the lease for five years, the first option term commencing on October 1, 2016, and the last option term ending on September 30, 2041. Effective July 3, 2012, the Bank amended this lease to expand the existing office space by approximately 5,732 square feet. The amended lease terms specify monthly rent of $15.00 per square foot annually for the additional office space, with all other terms remaining the same.
(2)	The Bank took occupancy of this branch on November 1, 2005 and opened for business on February 6, 2006. The Bank has a ten-year lease that expires November 1, 2015 for this branch, which specifies rent of $90,000 per annum and is subject to annual increases of 3% on November 1 of each year through November 1, 2015. The Bank has four renewal options, each to extend the term of the lease for five years, the first option term commencing on November 1, 2015, and the last option term ending on November 1, 2035.

JACKSONVILLE BANCORP, INC.
ITEM 2.	PROPERTIES (CONTINUED)

(3)	The Bank took occupancy of this branch on January 15, 2006 and opened for business on June 9, 2006. The Bank has a ten-year lease that expires January 13, 2016 for this branch, which specifies rent of $210,870 per annum and is subject to annual increases on the anniversary date to the extent of any percentage change that occurs in the consumer price index for all urban consumers. The Bank has two renewal options, each to extend the term of the lease for five years, the first option term commencing on January 13, 2016, and the last option term ending on January 13, 2026.
(4)	The Bank took occupancy of this branch on July 31, 2011 and opened for business on November 1, 2011. The Bank has a ten-year lease that expires on October 31, 2021 for this branch, which specifies rent of $81,543 per annum and is subject to an increase of 10% on the fifth anniversary of the rent commencement date.
(5)	The Bank took occupancy of this location, originally a branch office, on November 16, 2010 as a result of the merger with ABI. The Bank has a 20-year land only lease that expires August 22, 2022 for this branch, which specifies rent of $75,000 per annum and is subject to a 12.5% increase every five lease years. The Bank has two renewal options, each to extend the term of the lease for ten years, the first option term commencing on August 22, 2022, and the last option term ending on August 22, 2042. The Bank currently uses this office for administrative purposes only.

ITEM 3.	LEGAL PROCEEDINGS

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

JACKSONVILLE BANCORP, INC.

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

Bancorp’s Board of Directors implemented a 1-for-20 reverse stock split of Bancorp’s outstanding shares of common stock and nonvoting common stock effective October 24, 2013.  As a result of the reverse stock split, each 20 shares of issued and outstanding common stock and nonvoting common stock, par value $0.01 per share, respectively, were automatically and without any action on the part of the respective holders, combined and reconstituted as one share of the respective class of common equity as of the effective date.  Consequently, the aggregate par value of common stock and nonvoting common stock eliminated in the reverse stock split was reclassed on the Company’s consolidated balance sheets from the respective class of common equity to additional paid-in capital.  Additional adjustments were made to the aforementioned accounts as a result of rounding to avoid the existence of fractional shares.  All share and per share information in this report has been retrospectively adjusted to reflect the common equity 1-for-20 reverse stock split.  Please refer to Note 14 – Shareholders’ Equity for additional information related to the reverse stock split.

The following table shows the high and low sale prices of our common stock for each quarter of 2013 and 2012.

Year	Quarter	High	Low
2013	First	$72.00	$16.20
	Second	$31.80	$8.60
	Third	$10.60	$9.60
	Fourth	$13.25	$9.80

2012	First	$73.00	$55.80
	Second	$68.40	$25.20
	Third	$33.80	$18.40
	Fourth	$22.00	$15.00

As of February 28, 2014, Bancorp had 3,177,090 outstanding shares of common stock, par value $0.01 per share, held by approximately 379 registered shareholders and 2,618,005 outstanding shares of nonvoting common stock, par value $0.01 per share, held by 17 registered shareholders.

It is the policy of Bancorp’s Board to reinvest earnings for such period of time as is necessary to ensure its successful operations.  There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on Bancorp’s earnings, capital and regulatory requirements, financial condition, and other factors considered relevant by the Board.  For more information regarding Bancorp’s ability to pay dividends and restrictions thereon, please refer to the “Liquidity and Capital Resources – Capital Resources” and the “Regulatory Capital Requirements – Dividends and Distributions” sections of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report on Form 10-K and the “Dividends and Distributions” section in Note 16 – Capital Adequacy in the accompanying notes to the Consolidated Financial Statements, which information is hereby incorporated by reference.

COMPANY PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the last quarter of 2013.

JACKSONVILLE BANCORP, INC.

ITEM 6.	SELECTED FINANCIAL DATA

The selected consolidated financial data presented below as of and for the years ended December 31, 2013, 2012, 2011, 2010, and 2009 have been derived from our Consolidated Financial Statements.  The ratios and other data presented are unaudited and have been derived from our records.  Information presented for the years ended December 31, 2013, 2012, 2011 and 2010 reflect the merger with ABI on November 16, 2010.  All share and per share information has been retrospectively adjusted to reflect the common equity 1-for-20 reverse stock split.  The selected financial data presented below should be read in conjunction with the Consolidated Financial Statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Annual Report on Form 10-K.

(dollars in thousands, except share and per share data)	2013	2012	2011	2010	2009
Financial Condition Data:
Cash and cash equivalents(1)	$40,325	$72,079	$9,955	$20,297	$5,647
Securities available-for-sale	84,771	83,985	63,140	62,356	22,171
Loans held for sale	-	-	-	13,910	-
Loans, net(2)	354,592	377,833	449,583	499,696	384,133
Goodwill	-	-	3,137	12,498	-
Other intangible assets, net	849	1,260	1,774	2,376	-
All other assets	26,752	29,900	33,836	40,700	26,860
Total assets	$507,289	$565,057	$561,425	$651,833	$438,811

Total deposits	434,966	490,021	473,907	562,187	370,635
Total borrowings	36,307	38,466	55,837	34,886	39,777
Other liabilities	2,084	2,994	2,337	2,901	1,131
Shareholders’ equity(1)	33,932	33,576	29,344	51,859	27,268
Total liabilities and shareholders’ equity	$507,289	$565,057	$561,425	$651,833	$438,811

Operations Data:
Total interest income	$22,933	$26,252	$30,744	$23,962	$23,204
Total interest expense	4,202	5,256	7,016	8,282	9,729

Net interest income	18,731	20,996	23,728	15,680	13,475
Provision for loan losses	815	37,994	12,392	16,988	4,361

Net interest income (loss) after provision for loan losses	17,916	(16,998)	11,336	(1,308)	9,114

Noninterest income	1,760	1,503	1,531	1,174	841
Noninterest expenses	20,636	27,726	30,152	17,124	9,983

(Loss) income before income tax (benefit) expense	(960)	(43,221)	(17,285)	(17,258)	(28)
Income tax (benefit) expense	-	(173)	6,774	(5,816)	(104)
Net (loss) income	(960)	(43,048)	(24,059)	(11,442)	76

Noncash, implied preferred stock dividend	(31,464)	-	-	-	-
Net (loss) income available to common shareholders	$(32,424)	$(43,048)	$(24,059)	$(11,442)	$76

JACKSONVILLE BANCORP, INC.

ITEM 6.	SELECTED FINANCIAL DATA (CONTINUED)

(dollars in thousands, except share and per share data)	2013	2012	2011	2010	2009
Per Share Data:
Basic (loss) earnings per common share	$(6.83)	$(146.16)	$(81.70)	$(101.41)	$0.87
Diluted (loss) earnings per common share	$(6.83)	$(146.16)	$(81.70)	$(101.41)	$0.87
Dividends declared per common share	-	-	-	-	-
Total common shares outstanding at year-end(1)(3)	5,795,095	294,544	294,492	294,441	87,463

Ratios and Other Data:
Return on average assets	(0.18)%	(7.55)%	(3.93)%	(2.42)%	0.02%
Return on average equity	(2.86)%	(188.47)%	(44.53)%	(37.52)%	0.28%
Average equity to average assets	6.41%	4.01%	8.82%	6.46%	6.22%
Interest rate spread	3.50%	3.67%	3.96%	3.28%	2.89%
Net interest margin	3.74%	3.86%	4.19%	3.52%	3.23%
Noninterest expenses to average assets	3.94%	4.87%	4.92%	3.62%	2.30%
Average interest-earning assets to average interest-bearing liabilities	1.28	1.20	1.19	1.13	1.15
Nonperforming loans and other real estate owned as a percentage of total assets(2)	3.95%	5.26%	9.77%	6.25%	2.91%
Allowance for loan losses as a percentage of total loans(2)	4.25%	5.07%	2.82%	2.55%	1.75%
Total number of banking offices(4)	8	8	8	9	5

(1)	Amounts presented for the years ended December 31, 2013 and 2012, respectively, were impacted by the completion of: (i) the rights offering on September 23, 2013 and the public offering on October 4, 2013 and (ii) the Private Placement on December 31, 2012.
(2)	Amounts presented for the years ended December 31, 2012 and December 31, 2011 were impacted by the completion of the Asset Sale on December 31, 2012 and the bulk loan sale conducted on February 11, 2011, respectively. Nonperforming loans and total loans exclude amounts classified as loans held-for-sale as of December 31, 2010.
(3)	Shares outstanding as of December 31, 2013 and December 31, 2010, respectively, were impacted by (i) the conversion of the Series A Preferred Stock to shares of common stock and nonvoting stock on February 19, 2013 and (ii) additional shares issued in the merger with Atlantic BancGroup, Inc. and the subsequent sale of common stock in a private placement on November 16, 2010.
(4)	Represents banking offices operating as of December 31st of each year, excluding the virtual branch.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations represents an overview of the Company’s consolidated financial condition as of December 31, 2013 and 2012 and results of operations for the years ended December 31, 2013, 2012 and 2011.  This discussion is designed to provide a more comprehensive review of the financial condition and operating results than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes contained in this Annual Report on Form 10-K.

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

The Company received updated appraisals on a majority of its substandard assets during the second half of 2012.  As a result of having current appraisals, more modest discounts were required due to the factors noted above.  Impaired loan appraisals were discounted an average of 9% as of December 31, 2012 compared to 28% as of June 30, 2012.  Likewise, the average discount on OREO appraisals decreased to 10% from 23% as of the same dates.  The weighted average discounts applied to impaired loans and OREO as of December 31, 2013 were 1.6% and 1.8%, respectively.  Discounts are anticipated to remain at these lower levels for the foreseeable future due to recent indicators of stabilization in the local real estate market; however, discounts applied to appraisals may fluctuate on a short-term basis due to changes in the property/discount mix going forward.

We believe that the Company’s recapitalization plan that was executed in 2012 and completed in 2013, combined with the strategic initiative to accelerate the disposal of substandard assets, has enabled the Company to restore capital to prescribed regulatory levels.  As of December 31, 2013 and 2012, the Bank was well-capitalized with total risk based capital of 14.11% and 12.70% and Tier 1 leverage capital of 9.33% and 8.29%, respectively.  During the year ended December 31, 2013 and looking forward, the Company intends to maintain the quality of its loan portfolio through the continued reduction of problem assets in a prudent and reasonable manner and to continue to improve the overall credit process including, but not limited to, loan origination disciplines, strict underwriting criteria, and succinct funding and onboarding processes.  In addition, the Company will carry on with the repositioning of its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors, and other service industries.  In an effort to further diversify the balance sheet, the Company will deploy excess capital from the previously described capital raise transactions into other earning assets to maximize earnings while the desired loan growth is achieved.  Such improvements have not yet materially impacted our financial condition or results of operations; however, these changes have contributed to the current reduction of loan-related expenses and recent improvements in the Company’s overall asset quality.

To further supplement the Company’s business strategy, the Bank has adopted a philosophy of seeking and retaining the best available personnel for positions of responsibility, whom we believe will provide us with a competitive edge in the local banking market.  Upon the retirement of Price Schwenck, the Company’s former Chief Executive Officer, the Company appointed Stephen C. Green as President and Chief Executive Officer and Margaret A. Incandela as Chief Operating Officer and Chief Credit Officer during 2012 as a means of adding critical management expertise.  In June of 2013, Mr. Green resigned as President and Chief Executive Officer of the Company, and as Chief Executive Officer of the Bank.  Following his resignation, the Company’s Board of Directors appointed Donald F. Glisson, Jr., Chairman of the Board of the Company, to serve as the Company’s principal executive officer on an interim basis until a new President and Chief Executive Officer was elected.  On December 4, 2013, the Company appointed Kendall L. Spencer as President and Chief Executive Officer to provide advanced leadership and commercial banking management expertise as well as additional proficiencies in strategic financial planning and execution of operational initiatives.  Please refer to Item 1A. Risk Factors of this report for additional information related to these events and the potential impact on our operating results.

Executive Overview

The Company’s performance during the years ended December 31, 2013 and 2012 is reflective of the Company’s strategy to accelerate the disposition of substandard assets on an individual customer basis as well as re-pricing activities in the current low interest rate environment.  As a result of these efforts, as well as recent indicators of stabilization in the local real estate markets, the Company recognized reduced provision expense, noninterest expense and a general reduction in substandard assets during the year ended December 31, 2013.

JACKSONVILLE BANCORP, INC.

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

On February 19, 2013, all of the outstanding shares of the Company’s Series A Preferred Stock automatically converted into an aggregate of 2,382,000 shares of common stock and 2,618,000 shares of nonvoting common stock (the “Conversion”).  The Conversion was based on a conversion price of $10.00 per share and a conversion rate of 100 shares of common stock and/or nonvoting common stock for each share of Series A Preferred Stock outstanding.  As a result of the Conversion, no shares of the Series A Preferred Stock remained outstanding and an aggregate of 2,676,544 shares of common stock and 2,618,000 shares of nonvoting common stock were outstanding immediately following the Conversion.

During the third quarter of 2013, the Company initiated concurrent offerings: (i) a rights offering to eligible existing shareholders of nontransferable subscription rights to purchase shares of the Company’s common stock at a subscription price of $10.00 per share and (ii) a public offering of shares not subscribed for in the rights offering at an equal subscription price of $10.00 per share.  The subscription period for the rights offering expired on September 20, 2013 and resulted in the sale of 104,131 shares of the Company’s common stock for aggregate proceeds of $1.0 million, or $0.9 million net of offering expenses.  The public offering expired on October 4, 2013, whereby the Company sold 395,869 shares for an aggregate of $4.0 million, or $3.2 million net of offering expenses.  Total net proceeds from the concurrent offerings will be used for general operating expenses.

Please refer to Note 2 – Capital Raise Transactions in the accompanying notes to the Consolidated Financial Statements for additional information related to the Company’s recent capital raise activities.

Asset Sale

On December 28, 2012, the Bank entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with a real estate investment firm (the “Asset Purchaser”) for the purchase by the Asset Purchaser of approximately $25.1 million of the Bank’s loans and other assets for a price of approximately $11.7 million (the “Asset Sale”).  The Asset Sale was consistent with the Company’s strategy to accelerate the disposition of substandard assets. Assets underlying the Asset Sale included OREO, non-accrual loans, loans with a history of being past due, and other loans that were part of an overall customer relationship.  Proceeds from the Asset Sale included $11.3 million from the sale of loans and $0.4 million from the sale of OREO.  The Asset Sale was completed on December 31, 2012, including the immediate transfer of servicing from the Bank.

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

JACKSONVILLE BANCORP, INC.

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

Reverse Stock Split

Bancorp’s Board of Directors implemented a 1-for-20 reverse stock split of Bancorp’s outstanding shares of common stock and nonvoting common stock effective October 24, 2013.  As a result of the reverse stock split, each 20 shares of issued and outstanding common stock and nonvoting common stock, par value $0.01 per share, respectively, were automatically and without any action on the part of the respective holders combined and reconstituted as one share of the respective class of common equity as of the effective date.  Consequently, the aggregate par value of common stock and nonvoting common stock eliminated in the reverse stock split was reclassed on the Company’s consolidated balance sheets from the respective class of common equity to additional paid-in capital.  Additional adjustments were made to the aforementioned accounts as a result of rounding to avoid the existence of fractional shares.  All share and per share information has been retrospectively adjusted to reflect the common equity 1-for-20 reverse stock split.

Comparison of Financial Condition and Operating Results

Comparison of Financial Condition as of December 31, 2013 and December 31, 2012

Total assets decreased $57.8 million, or 10.2%, from $565.1 million as of December 31, 2012 to $507.3 million as of December 31, 2013.  The Company experienced a significant decrease in cash and cash equivalents as a result of a reduction in federal funds sold and other cash and cash equivalents in the amount of $34.0 million, a decrease in net loans of $23.2 million, and a decrease in OREO of $3.9 million driven primarily by sales in excess of foreclosure activities and write-downs during the year.  These amounts were slightly offset by an increase in bank-owned life insurance of $3.2 million and securities available-for-sale of $0.8 million during the year ended December 31, 2013.

Investment securities available-for-sale increased $0.8 million, or 0.9%, from $84.0 million as of December 31, 2012 to $84.8 million as of December 31, 2013.  During the year ended December 31, 2013, the Company purchased $41.2 million in securities and received $22.0 million in proceeds from principal repayments, maturities and calls.  In addition, the Company received proceeds of $14.4 million and realized a $0.4 million net gain from the sale of securities during the year ended December 31, 2013.  The remaining variance is due to the change in fair market value during the same year-to-date period.

Total deposits decreased by $55.0 million, or 11.2%, during the year ended December 31, 2013, from $490.0 million as of December 31, 2012 to $435.0 million as of December 31, 2013.  The following is an explanation of the changes in each of the major deposit categories during the year ended December 31, 2013:

•	Noninterest-bearing deposits increased $6.2 million, or 6.6%, as a result of a continued emphasis on core deposit growth, especially business relationships with a tendency towards carrying higher account balances;

•	Money market, NOW and savings deposits decreased $10.3 million, or 5.2%, due to natural fluctuations in account balances, particularly money market accounts; and

•	The time deposit portfolio decreased by $51.0 million, or 25.9%, driven primarily by a $28.2 million reduction in national CDs (the Company’s overall strategy in 2013 was not to offer or renew national CDs). The remaining variance was due to a decrease in local CDs when compared to the prior year-end.

Loans from related parties decreased by $2.2 million during the year ended December 31, 2013 as a result of the full repayment of the previously outstanding balance during the fourth quarter of 2013.  FHLB advances and other borrowings remained substantially unchanged during the year ended December 31, 2013 with $20.2 million outstanding as of December 31, 2013 and 2012, respectively.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total shareholders’ equity increased slightly during the year ended December 31, 2013, from $33.6 million as of December 31, 2012 to $33.9 million as of December 31, 2013.  This increase was attributable to a decrease in accumulated comprehensive income of $2.9 million and a net loss for the year ended December 31, 2013 of $1.0 million, offset by $4.2 million of net proceeds in additional equity issued in conjunction with the Company’s 2013 capital raise activities.  Accumulated comprehensive income decreased primarily based on changes in interest rates during 2013.  Total shareholders’ equity did not change as a result of the mandatory conversion of the Company’s Series A Preferred Stock into approximately 2.4 million shares of common stock and 2.6 million shares of a new class of nonvoting common stock, each class with a par value of $0.01 per share (the “Conversion”).  The Conversion resulted in (i) the full balance transfer of the discount due to the beneficial conversion feature on the Series A Preferred Stock from common stock additional paid-in capital to preferred stock in the amount of $31.5 million, (ii) the conversion of the outstanding balance of preferred equity to common equity, resulting in an increase in common stock of $24 thousand, nonvoting common stock of $26 thousand and additional paid-in capital of $49.95 million, and (iii) an increase in the retained deficit of $31.5 million due to the noncash, implied preferred stock dividend recognized in conjunction with the transfer of the discount due to the beneficial conversion feature to preferred stock.  In addition to its impact on the retained deficit balance, the noncash, implied preferred stock dividend also reduced net income available to common shareholders in the earnings per share calculation (as discussed below).

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

Net Income (Loss)

The Company had net loss of $960 thousand for the year ended December 31, 2013, compared to $43.0 million of net loss in 2012.  The year-over-year reduction in net loss was driven primarily by a decrease in the provision for loan losses from $38.0 million for the year ended December 31, 2012 to $0.8 million for the same period in 2013 as well as a decrease in non-interest expense of $7.1 million.

On a diluted per share basis, the Company had a net loss available to common shareholders of $(6.83) for the year ended December 31, 2013, compared to a net loss of $(146.16) for the same period in the prior year.  Combined with a net loss of $960 thousand, the Company experienced an additional increase in net loss available to common shareholders in the amount of $31.5 million as a result of the noncash, implied preferred stock dividend recognized in conjunction with the Company’s 2012 capital raise transactions and the previously described Conversion.  This increase resulted in a greater net loss available to common shareholders of $32.4 million for the year ended December 31, 2013 and an anti-dilutive impact of stock options as it pertained to the Company’s weighted average common shares outstanding for the same period.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $18.7 million for the year ended December 31, 2013, compared to $21.0 million for the same period in 2012.

Total interest income decreased $3.3 million for the year ended December 31, 2013 when compared to the same period in 2012.  This decrease was primarily driven by a decrease in average earning assets, in particular, average loan balances which declined by $63.9 million when compared to the same period in the prior year.  The decrease in average loan balances was partially offset by an increase in the average yield on loans to 5.49% for the year ended December 31, 2013 compared to 5.41% for the year ended December 31, 2012.  The increase in the loan yield was driven primarily by an increase in the overall yield on accruing loans as well as a decrease in nonperforming loans.

Total interest expense for the years ended December 31, 2013 and 2012 was $4.2 million and $5.3 million, respectively.  The average cost of interest-bearing liabilities decreased 7 basis points to 1.08% for the year ended December 31, 2013, compared to 1.15% for the same period in 2012.  The overall decrease in the average cost of interest-bearing deposits reflects an ongoing reduction in interest rates paid on deposits as a result of the re-pricing activities in the current low interest rate environment coupled with an increase in average noninterest-bearing deposits to $95.7 million for the year ended December 31, 2013, compared to $88.6 million for the same period in the prior year.

The net interest margin decreased by 12 basis points to 3.74% from 3.86%, when comparing the year ended December 31, 2013 to the same period in the prior year.  The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and evaluates rates paid on its core deposits to ensure they remain competitive in the local market environment.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Average Balance Sheet; Interest Rates and Interest Differential:

The following table sets forth, for the years indicated, information regarding: (i) the total dollar amount of interest and dividend income from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest rate spread; and (v) net interest margin.  Average balances are based on average daily balances.

	2013			2012
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans (1)	$383,197	$21,043	5.49%	$447,061	$24,183	5.41%
Securities available-for-sale:
Taxable	76,554	1,186	1.55	65,343	1,236	1.89
Tax-exempt(2)	12,771	556	4.35	18,168	760	4.18
Other interest-earning assets(3)	28,743	148	0.51	13,604	73	0.54
Total interest-earning assets	501,265	22,933	4.58	544,176	26,252	4.82
Noninterest-earning assets(4)	21,213			25,708
Total assets	$522,478			$569,884
Interest-bearing liabilities:
Savings deposits	$9,761	$25	0.26%	$10,393	$38	0.37%
NOW deposits	23,019	22	0.10	21,772	17	0.08
Money market deposits	159,976	917	0.57	171,222	1,268	0.74
Time deposits	159,692	1,938	1.21	210,559	2,465	1.17
FHLB advances	20,000	300	1.50	21,746	324	1.49
Federal Reserve and other borrowings(8)	1,775	171	9.63	3,496	295	8.41
Subordinated debt	16,121	829	5.14	16,058	849	5.29
Other interest-bearing liabilities(5)	3	-	-	36	-	-
Total interest-bearing liabilities	390,347	4,202	1.08	455,282	5,256	1.15
Noninterest-bearing liabilities	98,616			91,761
Shareholders' equity	33,515			22,841
Total liabilities and shareholders' equity	$522,478			$569,884
Net interest income		$18,731			$20,996
Interest rate spread(6)			3.50%			3.67%
Net interest margin(7)			3.74%			3.86%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.28			1.20

(1)	Average loans include nonperforming loans. Interest on loans included loan fees (in thousands) of $223 and $(21) for the year ended December 31, 2013 and 2012, respectively.
(2)	Interest income and rates do not include the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax-exempt interest on tax-exempt investment securities to a fully taxable basis.
(3)	Includes federal funds sold.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes federal funds purchased.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.
(8)	Federal Reserve and other borrowings include loans from related parties that pay an annual rate of interest equal to 8% on a quarterly basis of the amount outstanding or an unused revolver fee calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Impact of Inflation and Changing Prices:

The Consolidated Financial Statements and related data presented herein have been prepared in accordance with generally accepted accounting standards, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, substantially all of our assets and liabilities are monetary in nature.  As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation which the Company does not consider to be material.  Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates.

Rate/Volume Analysis:

The following table sets forth certain information regarding changes in interest income and interest expense for the years ended December 31, 2013 and 2012.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in rate (change in rate multiplied by prior volume), (ii) changes in volume (change in volume multiplied by prior rate), and (iii) changes in rate-volume (change in rate multiplied by change in volume).

	Increase (Decrease) Due to(1)
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Loans	$362	$(3,502)	$(3,140)
Securities available-for-sale:
Taxable	(243)	193	(50)
Tax-exempt	30	(234)	(204)
Other interest-earning assets	(3)	78	75
Total interest-earning assets	$146	$(3,465)	$(3,319)

Interest-bearing liabilities:
Savings deposits	$(11)	$(2)	$(13)
NOW deposits	4	1	5
Money market deposits	(272)	(79)	(351)
Time deposits	87	(614)	(527)
FHLB advances	2	(26)	(24)
Federal Reserve and other borrowings	37	(161)	(124)
Subordinated debt	(23)	3	(20)
Other interest-bearing liabilities	-	-	-
Total interest-bearing liabilities	$(176)	$(878)	$(1,054)

Net change in net interest income	$322	$(2,587)	$(2,265)

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each component.

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon, among others, the volume and type of lending conducted by the Company, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectability of the Company’s loan portfolio.  The provision for loan losses was $0.8 million and $38.0 million for the years ended December 31, 2013 and 2012, respectively.  The Company had net loan charge-offs of $5.3 million in 2013, compared to $30.8 million during 2012.  Elevated net charge-offs for the prior year were the result of continued depression in the local real estate market, increased foreclosure activities and net charge-offs of $13.3 million that resulted from the Asset Sale completed late in the fourth quarter of 2012.  For additional information related to the Asset Sale, please refer to Note 4 – Loans and Allowance for Loan Losses in the accompanying notes to the Consolidated Financial Statements and other disclosures under the heading “Asset Sale” within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. Management believes that the allowance for loan losses of $15.8 million as of December 31, 2013 is adequate to absorb probable incurred credit losses in the portfolio as of that date.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Noninterest Income and Noninterest Expense

Noninterest income increased to $1.8 million and $1.5 million for the years ended December 31, 2013 and 2012, respectively.  Included in Other income for the year ended December 31, 2013, the Company recorded a net gain of $0.4 million from the sale of municipal securities, mortgage-backed securities – residential and collateralized mortgage obligations.  There were no such gains recognized during the same period in the prior year.  Additionally, the Company recorded an impairment in the amount of $0.2 million for the stock it held in Independent Banker’s Bank for the year ended December 31, 2013.  There was no such impairment recognized during the same period in the prior year.

Noninterest expense decreased to $20.6 million for the year ended December 31, 2013, compared to $27.7 million for the same period in 2012.  This decrease was mainly due to a decrease in nonrecurring goodwill impairment expense of $3.1 million from the prior year and a decrease in OREO expenses of $1.9 million, loan related expenses of $1.7 million, and capital raise and Asset Sale-related expenses of $1.4 million.  These amounts were offset by an increase in professional fees of $0.5 million and data processing of $0.5 million, while the remainder of the components of noninterest expense remained relatively flat period-over-period.

Income Tax Expense (Benefit)

There was no income tax expense/benefit recorded for the year ended December 31, 2013, while there was an income tax benefit of $173 thousand for the year ended December 31, 2012.  The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income (“OCI”), which is a component of shareholders’ equity on the balance sheet.  However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against the net deferred tax assets, there is a loss from continuing operations, and income in other components of the financial statements.  In such a case, income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations.  As of December 31, 2013, there was a loss in OCI versus income as of December 31, 2012.  Therefore, no tax benefit was recorded for the year ended December 31, 2013.

The Company recorded a full valuation allowance on the Company’s deferred tax asset as of December 31, 2011. This was substantially due to the fact that it was more-likely-than-not that the benefit would not be realized in future periods due to Section 382 of the Internal Revenue Code.  Based on an analysis performed as of December 31, 2013 and 2012, respectively, it was determined that the need for a full valuation allowance still existed.

Comparison of Operating Results for the Years Ended December 31, 2012 and 2011

Net Income (Loss)

The Company had net loss of $43.0 million, or $(146.16) per basic and diluted share, for the year ended December 31, 2012, compared to a net loss of $24.1 million, or $(81.70) per basic and diluted share, for the year ended December 31, 2011.  The net loss for the year ended December 31, 2012 was driven primarily by (i) an increase in the provision for loan losses, noncash goodwill impairment expense and OREO expenses, (ii) an increase in loan related expenses, (iii) a decrease in interest income on loans, and (iv) additional expenses related to 2012 capital raise activities and the Asset Sale completed late in the fourth quarter of 2012.  In comparison, the net loss for the year ended December 31, 2011 was driven primarily by the provision for loan losses, noncash goodwill impairment expense and noncash income tax expense (i.e., full valuation allowance) during the period.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $21.0 million for the year ended December 31, 2012, compared to $23.7 million for the same period in 2011.  During the respective years, interest income and expense continued to be adversely impacted by the recent downturn in the real estate market in which the Company operates.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Total interest income decreased $4.5 million for the year ended December 31, 2012 when compared to the same period in 2011.  The year-over-year decrease in interest income was primarily due to a decrease in interest earned on loans.  This decrease was driven by a decline in average loan balances combined with a year-over-year decrease in the average yield on loans.  Average loan balances declined by $45.2 million in 2012 when compared to the same period in 2011 and the average yield on loans decreased to 5.41% in 2012, compared to 5.84% in 2011.  The decrease in loan yield was driven primarily by the following factors when compared to the prior year:

•	A decrease in accretion recognized on acquired loans of approximately $1.0 million;

•	A decrease in the weighted average loan yield for new loans of 63 basis points; and

•	Modifications to reduce existing loan rates in order to be competitive in the current low-rate market environment.

The year-over-year decrease in interest income on loans was slightly offset by an increase in interest earned on investment securities.  Interest earned on taxable and tax-exempt securities increased to $2.0 million for the year ended December 31, 2012, compared to $1.9 million for the year ended December 31, 2011.  This increase was primarily driven by an increase in the average balance of investment securities to $83.5 million in 2012, compared to $65.9 million in 2011.  From 2011 to 2012, the average yield on taxable and tax-exempt securities decreased 42 and 13 basis points, respectively, with taxable securities decreasing from 2.31% in 2011 to 1.89% in 2012 and tax-exempt securities decreasing from 4.31% in 2011 to 4.18% in 2012.  The decrease in average yield was offset by the Company’s strategy to increase and diversify the securities portfolio with purchases of $34.8 million during 2012.

Total interest expense for the years ended December 31, 2012 and 2011 was $5.3 million and $7.0 million, respectively.  The year-over-year decrease in interest expense was primarily driven by a reduction in interest expense on deposit accounts which amounted to $3.8 million in 2012, compared to $5.6 million in 2011.  This decrease resulted from a decrease in the weighted average cost of interest-bearing deposits from 1.42% in 2011 to 1.01% in 2012.  The average cost of interest-bearing deposits, and all interest-bearing liabilities, reflects an ongoing reduction in interest rates paid on deposits as a result of re-pricing activities in the current low interest rate environment coupled with a change in the funding mix for 2012 compared to 2011.  Interest on FHLB advances, subordinated debentures, and Federal Reserve and other borrowings amounted to $1.5 million for the year ended December 31, 2012, with a weighted average cost of 5.07%, as compared to $1.4 million for the year ended December 31, 2011, with a weighted average cost of 4.97%.  The increase in the weighted average cost was primarily the result of a reduction in FHLB advances during 2012, coupled with increased liabilities related to other borrowings which typically carry interest rates significantly higher than FHLB advances.  This increase occurred despite the ongoing reduction of interest rates in the current low rate environment and a general decrease in rates on FHLB fixed rate advances.

The net interest margin decreased by 33 basis points to 3.86% as of December 31, 2012, as compared to 4.19% as of December 31, 2011.  This decrease is mainly the result of the reduced yield on our interest-earning assets offset by reduced costs of our interest-bearing liabilities in the current low interest rate environment.  The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and has taken action to reduce costs through reductions in the rates paid on its core deposits.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Average Balance Sheet; Interest Rates and Interest Differential:

The following table sets forth, for the years indicated, information regarding: (i) the total dollar amount of interest and dividend income from interest-earning assets and the resultant average yield; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average costs; (iii) net interest/dividend income; (iv) interest rate spread; and (v) net interest margin.  Average balances are based on average daily balances.

	2012			2011
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans (1)	$447,061	$24,183	5.41%	$492,220	$28,758	5.84%
Securities available-for-sale:
Taxable	65,343	1,236	1.89	46,463	1,071	2.31
Tax-exempt(2)	18,168	760	4.18	19,441	838	4.31
Other interest-earning assets(3)	13,604	73	0.54	7,698	77	1.00
Total interest-earning assets	544,176	26,252	4.82	565,822	30,744	5.43
Noninterest-earning assets(4)	25,708			46,965
Total assets	$569,884			$612,787
Interest-bearing liabilities:
Savings deposits	$10,393	$38	0.37%	$12,112	$88	0.72%
NOW deposits	21,772	17	0.08	19,431	29	0.15
Money market deposits	171,222	1,268	0.74	171,769	1,588	0.92
Time deposits	210,559	2,465	1.17	234,328	3,878	1.65
FHLB advances	21,746	324	1.49	20,877	367	1.76
Federal Reserve and other borrowings(8)	3,496	295	8.41	1,997	172	8.61
Subordinated debt	16,058	849	5.29	15,993	894	5.59
Other interest-bearing liabilities(5)	36	-	-	46	-	-
Total interest-bearing liabilities	455,282	5,256	1.15	476,553	7,016	1.47
Noninterest-bearing liabilities	91,761			82,202
Shareholders' equity	22,841			54,032
Total liabilities and shareholders' equity	$569,884			$612,787
Net interest income		$20,996			$23,728
Interest rate spread(6)			3.67%			3.96%
Net interest margin(7)			3.86%			4.19%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.20			1.19

(1)	Average loans include nonperforming loans. Interest on loans included loan fees (in thousands) of $(21) and $258 for the years ended December 31, 2012 and 2011, respectively.
(2)	Interest income and rates do not include the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax-exempt interest on tax-exempt investment securities to a fully taxable basis.
(3)	Includes federal funds sold.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes federal funds purchased.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.
(8)	Federal Reserve and other borrowings include loans from related parties that pay an annual rate of interest equal to 8% on a quarterly basis of the amount outstanding or an unused revolver fee calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Rate/Volume Analysis:

The following table sets forth certain information regarding changes in interest income and interest expense for the years ended December 31, 2012 and 2011.  For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in rate (change in rate multiplied by prior volume), (ii) changes in volume (change in volume multiplied by prior rate), and (iii) changes in rate-volume (change in rate multiplied by change in volume).

	Increase (Decrease) Due to(1)
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Loans	$(2,046)	$(2,530)	$(4,576)
Securities available-for-sale:
Taxable	(216)	381	165
Tax-exempt	(24)	(54)	(78)
Other interest-earning assets	(46)	42	(4)
Total interest-earning assets	$(2,332)	$(2,161)	$(4,493)

Interest-bearing liabilities:
Savings deposits	$(38)	$(11)	$(49)
NOW deposits	(15)	3	(12)
Money market deposits	(315)	(5)	(320)
Time deposits	(1,049)	(364)	(1,413)
FHLB advances	(58)	15	(43)
Federal Reserve and other borrowings	(4)	126	122
Subordinated debt	(49)	4	(45)
Other interest-bearing liabilities	-	-	-
Total interest-bearing liabilities	$1,528	$(232)	$(1,760)

Net change in net interest income	$(804)	$(1,929)	$(2,733)

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each component.

Provision for Loan Losses

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

Noninterest Income and  Noninterest Expense

Noninterest income remained relatively consistent year-over-year, with $1.5 million in service charges and other income for the each of the years ended December 31, 2012 and 2011, respectively.  Included in Other income, the Company recorded a net gain of $57 thousand from the sale of investment securities during the year ended December 31, 2011.  There were no such gains recorded during the year ended December 31, 2012.

Noninterest expense decreased to $27.7 million for the year ended December 31, 2012, compared to $30.2 million for the same period in 2011.  A primary driver of this decrease was a $3.1 million noncash goodwill impairment expense in 2012, compared to $11.2 million in 2011.  The annual impairment analysis as of September 30, 2012 determined that there had been a goodwill impairment of $3.1 million, which reduced the carrying value of the remaining goodwill balance to zero as of the same date.  This impairment was due to several factors, including the financial performance of the Company through

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

September 30, 2012 resulting from the increased provision for loan losses.  The year-over-year decrease in goodwill impairment expense was offset by an increase in other real estate owned expense to $3.7 million in 2012 from $2.1 million in 2011.  Other real estate owned expenses increased as a result of the Company’s strategy to accelerate the disposition of substandard assets during 2012.  In addition, other noninterest expense increased $3.9 million when compared to the prior year primarily due to loan-related expenses and other nonrecurring expenses incurred as a result of the extended period of time from the inception of the 2012 capital raise activities and the related Asset Sale to their completion late in the fourth quarter of 2012.

Income Tax Expense (Benefit)

Income tax benefit for the year ended December 31, 2012 was $173 thousand, as compared to an income tax expense of $6.8 million in 2011.  The decrease in income tax expense in comparison to the prior year was mostly the result of recording a full valuation allowance on the Company’s deferred tax asset as of December 31, 2011.  This was substantially due to the fact that it was more-likely-than-not that the benefit would not be realized in future periods due to Section 382 of the Internal Revenue Code.  Based on an analysis performed as of December 31, 2012, it was determined that the need for a full valuation allowance still existed.  The calculation for the income tax provision or benefit generally does not consider the tax effects of changes in other comprehensive income (“OCI”), which is a component of shareholders’ equity on the balance sheet.  However, an exception is provided in certain circumstances, such as when there is a full valuation allowance against the net deferred tax assets, there is a loss from continuing operations, and income in other components of the financial statements.  In such a case, income from other categories, such as changes in OCI, must be considered in determining a tax benefit to be allocated to the loss from continuing operations.  This resulted in $173 thousand of income tax benefit allocated to continuing operations for the year ended December 31, 2012.

Investment Securities

The Company’s investment securities portfolio is categorized as either “held-to-maturity,” “available-for-sale,” or “trading.”  Securities held-to-maturity represent those securities which the Bank has the intent and ability to hold to maturity.  Securities available-for-sale represent those investments which may be sold for various reasons, including changes in interest rates and liquidity considerations.  These securities are reported at fair market value and unrealized gains and losses are excluded from earnings and reported in accumulated other comprehensive income (loss).  Trading securities are held primarily for resale and are recorded at their fair values with gains or losses recognized immediately in earnings.

The following table sets forth the amortized costs and fair value of the Company’s investment securities portfolio as of December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value	Cost	Value
Securities available for sale:
U.S. government-sponsored entities and agencies	$8,343	$8,396	$10,286	$10,491	$3,093	$3,093
State and political subdivisions	7,762	8,037	16,598	18,166	16,574	17,881
Mortgage-backed securities - residential	32,709	33,225	32,148	33,646	31,601	33,052
Collateralized mortgage obligations	32,791	31,978	19,349	19,527	8,929	9,114
Corporate Bonds	3,037	3,135	2,048	2,155	-	-
Total	$84,642	$84,771	$80,429	$83,985	$60,197	$63,140

As of December 31, 2013, 2012, and 2011, the Company’s investment securities portfolio did not include any securities classified as held-to-maturity or trading.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth, by maturity distribution, certain information pertaining to the fair value of securities as of December 31, 2013.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities – residential and collateralized mortgage obligations, are categorized by stated maturity as of December 31, 2013, which is based on the last date on which the principal from the collateral could be paid.

	Within One Year		One to Five Years		Five to Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government-sponsored entities and agencies	$-	-%	$-	-%	$2,668	2.13%
State and political subdivisions	-	-	753	3.81	1,434	4.40
Mortgage-backed securities - residential	10	4.59	218	3.93	13,721	2.67
Collateralized mortgage obligations	-	-	19	4.49	3,331	2.11
Corporate bonds	-	-	2,141	3.27	994	1.24
Total	$10	4.59	$3,131	3.75	$22,148	2.78

	Beyond Ten Years		Total
	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government-sponsored entities and agencies	$5,728	1.50%	$8,396	1.78%
State and political subdivisions	5,850	4.44	8,037	4.29
Mortgage-backed securities - residential	19,276	2.96	33,225	2.98
Collateralized mortgage obligations	28,628	1.77	31,978	1.90
Corporate bonds	-	-	3,135	2.87
Total	$59,482	2.71	$84,771	2.87

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

Due to the nature of our primary operating markets and the borrowing needs of both retail and commercial customers, the Company’s loan portfolio has always had significant exposure to real estate mortgage loans and loans secured by commercial real estate.  As of December 31, 2013 and 2012, respectively, commercial real estate mortgage (“CRE”) loans represented the largest class of loans within our portfolio which amounted to $223.2 million, or 60.2% of total loans, and $239.9 million, or 60.2% of total loans.  Residential real estate mortgage loans comprised the second largest class of loans, which amounted to $71.2 million, or 19.2% of total loans, and $80.4 million, or 20.2% of total loans, as of the same dates.  These portfolio concentrations expose the Company to elevated risks of loss due to similar risks of the assets and underlying collateral.  As a result, the Company must maintain higher reserves reflected in the allowance for loan losses and increased capital levels to offset earnings and capital volatility associated with adverse changes in the real estate markets.  Management believes its long-term experience in CRE lending, underwriting policies, internal controls and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are appropriate to manage these concentrations as required by current regulatory guidance.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth the composition of our loan portfolio, excluding loans classified as held-for-sale, as of December 31, 2013, 2012, 2011, 2010 and 2009.

	2013		2012		2011		2010		2009
(Dollars in thousands)	Total Loans	% of Total Loans	Total Loans	% of Total Loans	Total Loans	% of Total Loans	Total Loans	% of Total Loans	Total Loans	% of Total Loans
Commercial loans	$43,855	11.8%	$37,760	9.5%	$35,714	7.7%	$35,976	7.0%	$23,838	6.1%
Real estate mortgage loans:
Residential	71,192	19.2	80,314	20.2	102,040	22.0	120,007	23.4	80,586	20.6
Commercial	223,182	60.2	239,839	60.2	275,242	59.5	299,232	58.3	250,131	63.9
Construction and land	30,355	8.2	37,557	9.4	45,891	9.9	52,808	10.3	32,987	8.4
Consumer and other loans	2,041	0.6	2,768	0.7	3,955	0.9	5,110	1.0	3,899	1.0
Total	370,625	100.0%	398,238	100.0%	462,842	100.0%	513,133	100.0%	391,441	100.0%
Less:
Net deferred loan fees	(273)		(207)		(235)		(368)		(454)
Allowance for loan losses	(15,760)		(20,198)		(13,024)		(13,069)		(6,854)
Loans, net	$354,592		$377,833		$449,583		$499,696		$384,133

The following table sets forth the composition of our loan portfolio classified as held-for-sale as of December 31, 2010:

(Dollars in thousands)	Amount	% of Total
Commercial loans	$20	0.1%
Real estate mortgage loans:
Residential	1,401	10.1
Commercial	11,649	83.8
Construction and land	840	6.0
Consumer and other loans	-	-
Total	$13,910	100.00%

There were no loans classified as held-for-sale as of December 31, 2013, 2012, 2011, and 2009.

The following table reflects the contractual principal repayments of our loan portfolio, by maturity period, as of December 31, 2013:

	Less than	One to	Greater than
(Dollars in thousands)	One Year	Five Years	Five Years	Total
Commercial loans	$19,440	$13,411	$11,004	$43,855
Real estate mortgage loans:
Residential	23,043	27,206	20,943	71,192
Commercial	37,001	102,421	83,760	223,182
Construction and land	15,912	7,154	7,289	30,355
Consumer and other loans	911	999	131	2,041
Total	$96,307	$151,191	$123,127	$370,625

Loans with:
Fixed interest rates	$41,713	$139,214	$113,485	$294,412
Variable interest rates	54,594	11,977	9,642	76,213
Total	$96,307	$151,191	$123,127	$370,625

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

Asset Quality

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

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company has identified certain assets as risk elements.  These assets include nonperforming loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, troubled debt restructurings, and other real estate owned (i.e., foreclosed assets).  Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due.  These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company’s nonperforming loans, other real estate owned and troubled debt restructurings as of December 31, 2013, 2012, 2011, 2010 and 2009 were as follows:

(Dollars in thousands)	2013	2012	2011	2010	2009
Nonperforming loans:
Commercial	$304	$98	$1,168	$371	$19
Real estate mortgage loans
Commercial	3,716	4,813	17,081	9,843	4,774
Residential	7,105	6,151	13,684	14,215	3,563
Construction and land	5,517	11,372	14,953	10,582	389
Consumer loans and other	366	246	18	6	-
Loans past due over 90 days still on accrual	-	67	-	-	-
Total nonperforming loans(1)	17,008	22,747	46,904	35,017	8,745
Other real estate owned, net	3,078	6,971	7,968	5,733	4,011
Total nonperforming assets	$20,086	$29,718	$54,872	$40,750	$12,756
Performing loans classified as troubled debt restructurings	$6,542	$4,406	$2,727	$7,497	$11,952
Nonperforming loans classified as troubled debt restructurings(1)	5,993	6,585	12,657	-	4,223
Total loans classified as troubled debt restructuring	$12,535	$10,991	$15,384	$7,497	$16,175
Nonperforming loans as a percent of gross loans	4.59%	5.71%	10.13%	6.83%	2.24%
Nonperforming loans and other real estate owned as a percent of total assets	3.95%	5.26%	9.77%	6.25%	2.91%

(1)      Amounts shown are also included in the total nonperforming loans above.

As shown in the table above, nonperforming assets have decreased to $20.1 million as of December 31, 2013 from $29.7 million as of December 31, 2012 and $54.9 million as of December 31, 2011.  The largest contributor to this decrease was the continued reduction of nonperforming loans which decreased $5.7 million and $24.2 million during the years ended December 31, 2013 and 2012, respectively.  The general reduction of nonperforming loans and nonperforming assets during 2013 was due to the Company’s strategy to accelerate the disposition of substandard assets on an individual customer basis.  In addition to the Company’s business strategy, nonperforming assets decreased during 2012 as a result of several factors including, but not limited to, an increase in loan charge-offs, write-downs on OREO, the disposition of OREO via sale or substandard assets via short sales, and the disposition of substandard assets in the Asset Sale completed late in the fourth quarter of 2012.  The Company anticipates that the disposition of substandard assets, which includes OREO, will continue in future periods as deemed prudent and reasonable.

From time to time, the Bank may utilize an interest reserve for a borrower’s future interest payments to ensure the payments remain current through maturity.  As of December 31, 2011, the Bank had $1.4 million in loans where such reserves existed that were subsequently paid off in early 2012.  No such loans were outstanding as of December 31, 2013 and 2012, respectively.

Loans are deemed impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms.  Impaired loans as of December 31, 2013, 2012, and 2011 were $20.5 million, $16.2 million, and $37.6 million, respectively, which represent an increase of $4.3 million during 2013 and a decrease of $21.4 million during 2012.  Total impaired loans as of December 31, 2013, 2012 and 2011 include nonperforming loans of $13.9 million, $11.8 million, and $34.2 million, respectively, and loans acquired from the merger with ABI of $1.4 million, $1.4 million and $231 thousand as of the same dates.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

During the normal course of business, the Company may restructure or modify the terms of a loan for various reasons.  The restructuring of a loan is considered a troubled debt restructuring if both (i) the borrower is experiencing financial difficulties and (ii) a concession was granted that otherwise would not have occurred under normal circumstances.  As of December 31, 2013, the Company had loan balances of $12.5 million for customers whose loans were classified as troubled debt restructurings; such loans were included in the impaired loans balance as of the same date.  Of the total loans classified as troubled debt restructurings, $1.3 million were classified as troubled debt restructurings with collateral shortfalls.  The Company has allocated $0.6 million of its allowance for loan losses to customers whose loan terms have been modified as troubled debt restructurings with collateral shortfalls and $0.3 million to the remaining troubled debt restructurings included in the impaired loans balance as of December 31, 2013.   An additional allocation in the amount of $9 thousand represented one loan in the amount of $522 thousand that was classified as a troubled debt restructuring that was also deemed acquired with deteriorated credit quality and, therefore, was excluded from the impaired loans balance as of the same date.

As of December 31, 2012, the Company had loan balances of $11.0 million for customers whose loans were classified as troubled debt restructurings and such loans were included in the impaired loans balance as of the same date.  Of the total loans classified as troubled debt restructurings, $6.0 million were classified as troubled debt restructurings with collateral shortfalls.  The Company has allocated $412 thousand of its allowance for loan losses to customers whose loan terms have been modified as troubled debt restructurings with collateral shortfalls and $42 thousand to the remaining troubled debt restructurings included in the impaired loans balance as of December 31, 2013.

All borrowers whose loans were modified as TDRs during the years ended December 31, 2013 and 2012 were experiencing financial difficulties.  The TDRs that occurred during the respective years included modifications to terms that allowed borrowers to make reduced payments.  Such modifications during the year ended December 31, 2013 included one, or a combination, of the following: (i) a forbearance of payments for a limited period of time, (ii) a change in payment terms from principal and interest to interest only payments for a limited period of time or through maturity, (iii) reduced principal and interest payments through maturity, (iv) a reduction in the stated interest rate for a limited period of time or through maturity, (v) the assumption of additional debt to protect the Bank’s collateral position, (vi) forgiveness of principal, and (vii) proposed forgiveness of principal contingent upon the satisfaction of the modified terms.  Modifications involving a reduction of the stated interest rate of the loan for a limited period of time were for periods ranging up to twelve months.   Modifications involving interest-only payments for a limited period of time were for periods ranging from two months to twelve months.    Principal forgiven in the amount of $565 thousand was offset by existing reserves from purchase accounting adjustments in the amount of $545 thousand which resulted in a net charge-off of $20 thousand.  As of December 31, 2013, the Company had extended additional credit of $483 thousand to customers whose loans were classified as troubled debt restructurings.

The TDRs that occurred during the year ended December 31, 2012 included one, or a combination, of the following: (i) a reduction of the stated interest rate of the loan, (ii) interest only payments for a limited period of time or through maturity, and (iii) reduced principal and interest payments through maturity.  Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from two months to eight years and eight months.  Modifications involving interest-only payments for a limited period of time were for periods ranging from one month to one year and four months.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the years ended December 31, 2013 and 2012. These loans had a total recorded investment of $7.3 million and $19.3 million as of December 31, 2013 and 2012, respectively, and involved loans to borrowers who were not experiencing financial difficulties.  Modifications to terms included one, or a combination of, the following: (i) allowing the borrowers to make interest-only payments for a limited period of time (generally 18 months or less), (ii) adjusting the interest rate to a market interest rate for a limited time or through maturity, (iii) allowing a delay in payment that was considered to be insignificant,  (iv) an extension of credit with an additional increase in principal payments, or (v) reduced principal and interest payments with the remaining principal due at maturity.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Loans past due still accruing interest as of December 31, 2013, 2012 and 2011 were as follows:

(Dollars in thousands) December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$-	$-	$-	$-
Real estate mortgage loans:
Residential	287	13	-	300
Commercial	2,558	2,775	-	5,333
Construction and land	-	118	-	118
Consumer and other loans	95	11	-	106
Total	$2,940	$2,917	$-	$5,857

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$66	$3	$-	$69
Real estate mortgage loans:
Residential	1,750	795	67	2,612
Commercial	699	1,240	-	1,939
Construction and land	-	-	-	-
Consumer and other loans	69	-	-	69
Total	$2,584	$2,038	$67	$4,689

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$40	$90	$-	$130
Real estate mortgage loans:
Residential	1,061	325	-	1,386
Commercial	1,923	2,025	-	3,948
Construction and land	-	1,974	-	1,974
Consumer and other loans	277	9	-	286
Total	$3,301	$4,423	$-	$7,724

The increase in total loans past due still accruing interest to $5.9 million as of December 31, 2013 from $4.7 million as of December 31, 2012 was primarily due to one large loan that was 30 days past due on December 31, 2013 and became current at the beginning of 2014.  In contrast, loans past due still accruing interest decreased during the year ended December 31, 2012 from $7.7 million as of December 31, 2011.  This decrease was driven primarily by the Company’s strategy to accelerate the disposition of substandard assets, including the Asset Sale completed late in the fourth quarter of 2012.

General improvements in our credit quality include, but are not limited to, the year-over-year reduction in adversely classified loans to $30.1 million as of December 31, 2013 as compared to $38.8 million as of December 31, 2012 and $68.6 million as of December 31, 2011.  As of the same dates, total adversely classified loans included loans acquired in the merger with ABI of $9.2 million, $20.9 million, and $26.8 million, respectively.  Adversely classified loans from ABI as of December 31, 2013, 2012, and 2011 are net of a fair value adjustment of $0.8 million, $2.4 million, and $5.7 million, respectively, which represented 8.0%, 10.5%, and 17.6% of gross contractual amounts receivable as of the same dates.  Of the total adversely classified loans, $17.0 million, $22.7 million, and $34.3 million were nonperforming loans as of December 31, 2013, 2012 and 2011, respectively.

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

(Dollars in thousands) December 31, 2013	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total

Nonaccrual	$17,008	$4,537	$3,099	18.2%
Past Due	19,460	2,963	2,709	13.9
Special Mention	16,814	711	687	4.1
Substandard	30,131	9,170	4,434	14.7
Doubtful	-	-	-	-
Total	$46,945	$9,881	$5,121	10.9

December 31, 2012	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total

Nonaccrual	$22,681	$12,205	$10,958	48.3%
Past Due	21,917	9,245	8,017	36.6
Special Mention	26,458	6,963	5,069	19.2
Substandard	38,759	20,897	16,909	43.6
Doubtful	-	-	-	-
Total	$65,217	$27,860	$21,978	33.7

December 31, 2011	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total

Nonaccrual	$46,904	$11,472	$11,242	24.0%
Past Due	49,881	17,318	14,324	28.7
Special Mention	42,115	9,674	8,740	20.8
Substandard	68,616	26,797	23,770	34.6
Doubtful	-	-	-	-
Total	$110,731	$36,471	$32,510	29.4

The Company has experienced a continued reduction in loans acquired from ABI with deteriorated credit quality during the year ended December 31, 2013 from the year ended December 31, 2012.  During the year ended December 31, 2013, the Company experienced an overall reduction in loans acquired from ABI with deteriorated credit quality in terms of the recorded investment in such loans and as a percentage of total loans.  This decrease was primarily due to a significant amount of troubled debt restructurings to loans acquired with deteriorated credit quality in comparison to total loans.  The credit metrics shown in the table above have also been heavily impacted by the Company’s strategy to accelerate the disposition of substandard assets, including the Asset Sale completed on December 31, 2012, whereby the Company sold $24.6 million in loans, only $3.0 million of which were loans acquired from ABI with deteriorated credit quality.  Due to the smaller portion of loans sold that were acquired from ABI with deteriorated credit quality in comparison to our total loans, the overall impact of loans acquired from ABI with deteriorated credit quality as a percentage of total loans increased as of December 31, 2012.

Loans acquired from ABI with deteriorated credit quality continue to be impacted by the increased volatility of collateral values as well as the difficult economic environment that has impacted our customers’ ability to meet their loan obligations.  When comparing the percentage of total special mention, substandard and doubtful loans acquired from ABI with deteriorated credit quality to total loans as of December 31, 2013, 2012 and 2011, the percentages increased from 29.4% as of December 31, 2011 to 33.7% as of December 31, 2012, whereas recent indicators of stability in the local real estate markets have contributed to a reduced percentage of 10.9% as of December 31, 2013, among other Company-specific factors discussed in the previous paragraph.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The same criteria used for all Company loans greater than 90 days past due and accruing interest applies to loans acquired with deteriorated credit quality.  Loans acquired with deteriorated credit quality will be placed on nonaccrual status if the amount and timing of future cash flows cannot be reasonably estimated or if repayment of the loan is expected to be from collateral that has become deficient.  As of December 31, 2013, 2012, and 2011, we had loans acquired from ABI with deteriorated credit quality on nonaccrual in the amount of $3.1 million, $11.0 million, and $11.3 million, respectively.

In comparison to our internally defined peer group, the ratio of nonaccrual loans to total loans remained unfavorable throughout the years ended December 31, 2013 and 2012.  This is largely due to the prolonged and current difficult economic environment in the geographic region in which the Company operates.

Allowance and Provision for Loan Losses

The allowance for loan losses is a valuation allowance for credit losses in the loan portfolio.  Management adopted a methodology to properly analyze and determine an adequate loan loss allowance.  The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb probable incurred credit losses in the Company’s loan and lease portfolio.  Due to their similarities, the Company has grouped the loan portfolio as follows: commercial loans, residential real estate mortgage loans, commercial real estate mortgage loans (which includes construction and land loans), and consumer and other loans.  The Company has created a loan classification system to calculate the allowance for loan losses.  Loans are periodically evaluated for impairment.  If a loan is deemed to be impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral.

It is the Bank’s policy to obtain updated third-party appraisals on all OREO and real estate collateral on substandard loans on, at least, an annual basis.  Value adjustments are often made to appraised values on properties for which the existing appraisal is approximately one year old at period-end.  Occasionally, at period-end, an updated appraisal has been ordered, but not yet received, on a property for which the existing appraisal is approaching one year old.  In this circumstance, an adjustment is typically made to the existing appraised value to reflect the Bank’s best estimate of the change in the value of the property, based on evidence of changes in real estate market values derived by the review of current appraisals received by the Bank on similar properties.  In the current environment, virtually all such adjustments to value are downward due to the overall reduction in real estate values over the last two years in the Bank’s market area.  Real estate values in the Bank’s market area have experienced significant deterioration over the last several years.  However, the expectation for further deterioration for all property types appears to be leveling off with recent indicators of stabilization in the market.  On at least a quarterly basis, management reviews several factors, including underlying collateral, and writes down impaired loans to their net realizable value.

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

The allowance for loan losses amounted to $15.8 million, $20.2 million and $13.0 million as of December 31, 2013, 2012, and 2011, respectively.  Based on an analysis performed by management as of December 31, 2013, the allowance for loan losses was considered to be appropriate to absorb probable incurred credit losses in the portfolio as of that date.  However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 was as follows:

(Dollars in thousands)	2013	2012	2011	2010	2009
Allowance at beginning of period	$20,198	$13,024	$13,069	$6,854	$4,705

Charge-offs:
Commercial loans	140	1,140	222	37	425
Real estate mortgage loans	5,536	30,444	12,193	10,763	1,788
Consumer and other loans	176	136	406	107	22
Total charge-offs	5,852	31,720	12,821	10,907	2,235

Recoveries:
Commercial loans	93	71	15	85	10
Real estate mortgage loans	459	715	255	46	9
Consumer and other loans	47	114	114	3	4
Total recoveries	599	900	384	134	23
Net charge-offs	5,253	30,820	12,437	10,773	2,212

Provision for loan losses charged to operating expenses:
Commercial loans	194	1,550	224	(139)	197
Real estate mortgage loans	185	36,222	11,811	17,017	4,143
Consumer and other loans	436	222	357	110	21
Total provision	815	37,994	12,392	16,988	4,361
Allowance at end of period	$15,760	$20,198	$13,024	$13,069	$6,854

Activity in the allowance for loan losses during the years ended December 31, 2013, 2012, and 2011 has been heavily impacted by the amount of allowance needed on loans collectively evaluated for impairment and loans acquired with deteriorated credit quality and a general decrease in average loan balances.  The decrease in the allowance for loan losses as of December 31, 2013 compared to December 31, 2012 was driven primarily by a decrease in the amount of allowance needed on these types of loans.  The decrease in the amount of allowance needed on loans collectively evaluated for impairment was due to an overall reduction in the respective loan balances as well as a decrease in net charge-offs that flow into the calculation of the historical look back period.  The decrease in the amount of allowance needed on loans acquired with deteriorated credit quality was due to troubled debt restructurings of these loans during the year ended December 31, 2013.  In contrast, the increase in the allowance for loan losses as of December 31, 2012 compared to December 31, 2011 was primarily driven by increased charge-off activity related to the Company’s strategy to accelerate the disposition of substandard assets in 2012.

The following table presents information regarding the total allowance for loan losses as well as the allocation of such amounts by portfolio segment as of December 31, 2013, 2012, 2011, 2010 and 2009.

	2013		2012		2011		2010		2009
	Total	% of	Total	% of	Total	% of	Total	% of	Total	% of
(Dollars in thousands)	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total	Allowance	Total
Commercial loans	$1,215	7.7%	$1,068	5.3%	$587	4.5%	$570	4.4%	$661	9.6%
Real estate mortgage loans	13,919	88.3	18,811	93.1	12,318	94.6	12,444	95.2	6,145	89.7
Consumer and other loans	626	4.0	319	1.6	119	0.9	55	0.4	48	0.7
Total	$15,760	100.0%	$20,198	100.0%	$13,024	100.0%	$13,069	100.0%	$6,854	100.0%

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own historical experience as well as industry and economic trends.  In calculating the Company’s allowance for loan losses, the Company’s historical loss experience over the past five years is supplemented with various current and economic trends.  These current qualitative factors can include any of the following: changes in volume and severity of past due status, special mention, substandard and nonaccrual loans; levels of any trends in charge-offs and recoveries; changes in nature, volume and terms of loans; changes in lending policies and procedures; changes in lending management and quality of loan review; changes in economic and business conditions; and changes in underlying collateral values and effects of concentrations.

From December 31, 2011 to December 31, 2012, the following changes occurred in relation to our qualitative factors:

•	Changes in the nature, volume and terms of loans;

•	Changes in economic and business conditions;

•	Changes in underlying collateral values; and

•	The effects of loan concentrations.

From December 31, 2012 to December 31, 2013, the following changes occurred in relation to our current qualitative factors:

•	Changes in volume and severity of past due, special mention substandard and nonaccrual loans;

•	Levels of and trends in charge-offs and recoveries;

•	Changes in economic and business conditions; and

•	Changes in underlying collateral values.

As of December 31, 2013, 2012, and 2011, the allowance for loan losses from loans collectively evaluated for impairment was $13.2 million, $16.6 million and $11.3 million, respectively.  The following table presents the total weighted average qualitative factors, by percentage and amount, for loans collectively evaluated for impairment as of the same dates.

	Weighted Average Qualitative Factors
	2013		2012		2011
(Dollars in thousands)	Percentage	Amount	Percentage	Amount	Percentage	Amount
Loans collectively evaluated for impairment:
Commercial loans	1.30%	$540	1.30%	$461	1.05%	$323
Real estate mortgage loans	1.18	2,859	1.26	3,184	1.17	3,213
Consumer and other loans	1.60	19	0.70	13	0.08	2

As part of the Company’s allowance for loan losses policy, loans acquired from ABI with evidence of deteriorated credit quality were included in our evaluation of the allowance for loan losses for each period.  For loans acquired with deteriorated credit quality, if the loss was attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill.  If not, the additional deterioration was recorded as additional provision expense with a corresponding increase to the allowance for loan losses.  Following the conclusion of the measurement period, any additional impairment above the current carrying discount was recorded as additional provision for loan loss expense with a corresponding increase to the allowance for loan losses.  As of December 31, 2013, 2012, and 2011, there were $1.3 million, $6.1 million, and $4 thousand, respectively, of loans acquired from ABI with evidence of deteriorated credit quality where additional deterioration was identified above the initial estimated deterioration.

For loans acquired with deteriorated credit quality that were deemed troubled debt restructurings prior to the Company’s acquisition of them, these loans were not considered troubled debt restructurings as they were accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Subsequent to the acquisition, the same criteria used for all other loans applied to loans acquired with deteriorated credit quality and their treatment as troubled debt restructurings.  Since the acquisition, there has been one acquired loan with deteriorated credit quality that was deemed a troubled debt restructuring.  This loan was modified as a troubled debt restructuring during 2012 and had a recorded investment of $522 thousand and $557 thousand as of December 31, 2013 and 2012, respectively.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Based on the results of an analysis performed by management as of December 31, 2013, the allowance for loan losses was considered adequate to absorb probable incurred credit losses in the portfolio as of that date.  As more fully discussed in the “Critical Accounting Policies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates and judgments.  Actual results may differ significantly from these estimates and judgments.

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

The following table presents information regarding total deposits as well as the percentage of such amounts by deposit category as of December 31, 2013, 2012, and 2011.

	2013		2012		2011
		% of		% of		% of
(Dollars in thousands)	Total Deposits	Total	Total Deposits	Total	Total Deposits	Total
Demand deposits	$100,788	23.2%	$94,575	19.3%	$82,852	17.5%
Savings deposits	9,510	2.2	9,386	1.9	10,767	2.3
NOW deposits	24,867	5.7	20,180	4.1	19,973	4.2
Money market deposits	153,708	35.3	168,829	34.5	168,330	35.5
Time deposits	146,093	33.6	197,051	40.2	191,985	40.5
Total deposits	$434,966	100.0%	$490,021	100.0%	$473,907	100.0%

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Bank holds quarterly Asset Liability Committee (“ALCO”) meetings, comprised of members of the Bank’s Board of Directors and management, with a primary purpose of monitoring the Bank’s asset/liability structure and developing strategies for funds management including, but not limited to, changes in interest rates and deposit and loan products/policies.  To supplement ALCO activities, pricing and liquidity management meetings are held by members of management on a monthly basis, or more frequently if economic conditions dictate.  The Bank also emphasizes commercial banking and small business relationships in an effort to increase demand deposits as a percentage of total deposits in order to reduce the average cost of interest-bearing deposits.

The following table shows the distribution of, and certain other information related to, our deposit accounts by category as of December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
(Dollars in thousands)
Demand deposits	$95,740	0.00%	$88,556	0.00%	$78,319	0.00%
Savings deposits	9,761	0.26	10,393	0.37	12,112	0.72
NOW deposits	23,019	0.10	21,772	0.08	19,431	0.15
Money market deposits	159,970	0.57	171,222	0.74	171,769	0.92
Time deposits	159,692	1.21	210,559	1.17	234,328	1.65
Total deposits	$448,188	0.65	$502,502	0.75	$515,959	1.08

The following table represents the maturity distribution of the Company’s time deposits as of December 31, 2013:

	Time Deposits
(Dollars in thousands)	Greater than $100,000	Less than $100,000	Total
Due in:
Three months or less	$34,037	$9,918	$43,955
More than three months to six months	8,383	7,934	16,317
More than six months to one year	15,578	11,026	26,604
More than one year to three years	31,711	17,471	49,182
More than three years to five years	7,290	2,745	10,035
More than five years	-	-	-
Total	$96,999	$49,094	$146,093

Liquidity and Capital Resources

The Bank’s liquidity is its ability to maintain a steady flow of funds to support its ongoing operating, investing and financing activities.  The Bank’s Board of Directors establishes policies and analyzes and manages liquidity to ensure that adequate funds are available to meet normal operating requirements in addition to unexpected customer demands for funds, such as high levels of deposit withdrawals or loan demand, in a timely and cost-effective manner.  The most important factor in the preservation of liquidity is maintaining public confidence that facilitates the retention and growth of a large, stable supply of core deposits and wholesale funds.  Ultimately, public confidence is generated through profitable operations, sound credit quality and a strong capital position.  Liquidity management is viewed from a long-term and a short-term perspective as well as from an asset and liability management perspective.  We monitor liquidity through a regular review of loan and deposit maturities and loan and deposit forecasts to maximize earnings and return on capital within acceptable levels of funding risk.

Cash Flows

The Company’s primary sources of cash are deposit growth, maturities and amortization of investment securities, FHLB advances, Federal Reserve Bank borrowings and federal funds purchased.  The Company uses cash from these and other sources to fund loans.  Any remaining cash is used primarily to reduce borrowings and to purchase investment securities.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Cash Flows from Operating Activities:

Net cash from operating activities was $1.8 million, $2.8 million, and $5.6 million for the years ended December 31, 2013, 2012, and 2011, respectively.  Net cash from operating activities during 2013 was primarily impacted by net loss of $1.0 million, as adjusted for (i) provision for loan losses of $0.8 million, (ii) the write-down of other real estate owned of $1.1 million, (iii) net accretion of purchase accounting adjustments of $1.5 million, and (iv) premium amortization for securities, net of accretion of $1.0 million.  Net cash flows from operating activities during 2012 and 2011 were impacted by net loss of $43.0 million and $24.1 million, respectively, adjusted for (i) provision for loan losses of $38.0 million and $12.4 million, respectively, (ii) goodwill impairment of $3.1 million and $11.2 million, respectively, (iii) the write-down of other real estate owned of $2.8 million and $1.8 million, respectively, (iv) net accretion of purchase accounting adjustments of $1.9 million and $2.8 million, respectively, and (v) a nonrecurring deferred income tax benefit during 2011 in the amount of $6.2 million.

Cash Flows from Investing Activities:

Net cash from investing activities was $19.5 million, $13.2 million, and $51.3 million for the years ended December 31, 2013, 2012, and 2011, respectively.  The increase in net cash flows from investing activities for 2013 as compared to 2012 was primarily due to a decrease in the net cash outflow of our available-for-sale securities activities of $16.3 million as well as an increase in net loan cash inflow of $4.5 million.  This was offset by a decrease in cash inflows of $11.3 million from proceeds from loan sales as well as a cash outflow of $3.0 million for an investment in bank-owned life insurance.  The decrease in cash flows from investing activities from 2011 to 2012 was primarily driven by an increase in purchases of investment securities to $34.8 million in 2012, compared to $12.8 million in 2011 and reduced net loan payments of $15.5 million in 2012 compared to $31.9 million in the prior year.

Cash Flows from Financing Activities:

Net cash (used for) from financing activities was $(53.1) million, $46.1 million and $(67.2) million for the years ended December 31, 2013, 2012, and 2011, respectively.  Net cash flows from financing activities are primarily driven by inflow/outflow activities related to deposit balances and, in more recent years, proceeds from capital raise activities.  The net change in deposits for the years ended December 31, 2013, 2012, and 2011 was $(55.0) million, $16.5 million, and $(88.0) million, respectively.  Proceeds from capital raise activities include $4.2 million in net proceeds from the issuance of common stock during 2013 and $45.1 million in net proceeds from the issuance of preferred stock in 2012.  No capital raise activities occurred during the year ended December 31, 2011.  For the year ended December 31, 2013, there was a cash outflow of $2.2 million for repayment of loans from related parties.

Capital Resources

The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows.  The primary internal sources of liquidity include principal and interest payments on loans, proceeds from maturities and monthly payments on the balance of the investment securities portfolio, and the Company’s overnight position with federal funds sold.  As of December 31, 2013, 2012, and 2011, the Company had available-for-sale securities of $84.8 million, $84.0 million, and $63.1 million, respectively.  Of these amounts, $7.2 million, $14.7 million and $14.8 million represented securities pledged to secure the available “Borrower in Custody” line of credit with the Federal Reserve Bank and serve as collateral required by the State of Florida.  During the years ended December 31, 2013, 2012, and 2011, the Company received proceeds from maturities, paydowns, and calls of investment securities of $22.0 million, $13.7 million, and $9.8 million, respectively.  Scheduled maturities and paydowns of the Company’s investment securities are an additional source of liquidity.  If the need should arise, the Company also has the ability to convert marketable securities into cash or access new or existing sources of incremental funds.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national and brokered market deposits.

The Bank has an unsecured federal funds purchased accommodation with its main correspondent bank totaling $9.0 million, $7.3 million and $19.1 million as of December 31, 2013, 2012, and 2011, respectively, all of which was available as of the respective dates.  In the second quarter of 2013, the Bank established an additional unsecured federal funds purchased accommodation with its secondary correspondent bank for $10.0 million, all of which was available as of December 31, 2013.  Availability of funds under the unsecured federal funds purchased accommodations are based on the Company’s capital adequacy as of that date; therefore, total funds available under these accommodations could fluctuate period-over-period.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

In addition, the Bank has invested in FHLB stock for the purpose of establishing a line of credit with FHLB.  This line is collateralized by a lien arrangement on the Bank’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $26.7 million as of December 31, 2013 and had borrowed $20.0 million, leaving $6.7 million available as of the same date.  Eligible borrowings under this line of credit as of December 31, 2012 and 2011 were $35.1 million and $39.5 million, respectively.  With borrowings in the amount of $20.0 million and $36.6 million as of December 31, 2012 and 2011, respectively, remaining funds available were $15.1 million and $2.9 million as of the same dates.  The Bank also has a “Borrower in Custody” line of credit with the Federal Reserve Bank that utilizes excess loan collateral and pledged municipal securities in the amount of $5.7 million, $11.4 million, and $14.0 million as of December 31, 2013, 2012, and 2011, respectively.  The amount of this line as of December 31, 2013, 2012 and 2011 was $24.9 million, $22.9 million, and $30.4 million, respectively, all of which was available as of the respective dates.  While these lines of credit were available to the Company as of December 31, 2013, they do not represent legal commitments to extend credit.

To supplement liquidity needs, the Bank also has access to the non-brokered national and brokered deposit markets.  As of December 31, 2013, 2012 and 2011, the Bank had national CDs in the amount of $58.7 million, $86.9 million and $50.3 million, respectively, and brokered CDs in the amount of $10.4 million, $10.4 million, and $17.7 million as of the same dates.  The Bank has historically utilized brokered deposits, but absent a waiver from the FDIC, could not offer brokered CDs during 2012 as it was not well capitalized until December 31, 2012.  Our ability to utilize brokered CDs and the rates we can pay on deposits will be limited if the Bank fails to remain well capitalized for regulatory purposes.

During the years ended December 31, 2012 and 2011, Bancorp entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties.  The total borrowing capacity under the Revolvers was $2.2 million, $4.0 million and $4.0 million as of December 31, 2013, 2012, and 2011, respectively.  Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding.  To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  The Revolvers mature on January 1, 2015.  There were no amounts outstanding under the Revolvers as of December 31, 2013, with $2.2 million remaining available as of the same date.  Amounts outstanding under the Revolvers were $2.2 million and $3.0 million as of December 31, 2012 and 2011, respectively, with $1.8 million and $1.0 million remaining available as of the same dates.  During the second quarter of 2013, participants in the Private Placement who purchased shares of Series A Preferred Stock through the cancellation of debt under their Revolvers, were given the option and thereby elected to reduce their loan commitments under the Revolvers based on the amount previously utilized to purchase shares of Series A Preferred Stock in the Private Placement.  This resulted in a reduction of the maximum borrowings available to the Company from $4.0 million as of December 31, 2012 to $2.2 million effective July 1, 2013.  Please refer to Note 9 – Related Party Transactions in the accompanying notes to the Consolidated Financial Statements for additional information related to the reduced availability under the Revolvers.  In recent years, Bancorp has depended on the Revolvers, in addition to cash on hand and net proceeds from capital raise activities, to pay its operating and interest expenses.  Management believes the maximum borrowings available under the Revolvers as of December 31, 2013 and other sources of liquidity will be sufficient through December 31, 2014.

Historically, the primary source of Bancorp’s income was expected to be dividends from the Bank.  A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law.  Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows: No bank may pay a dividend at any time that the total of net income for the current year, when combined with retained net income from the preceding two years, produces a loss.  The Bank met this restriction during each of the past three years as our net loss for the years ended December 31, 2013, 2012 and 2011 combined with retained earnings from the preceding two years produced a loss.

JACKSONVILLE BANCORP, INC.

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

In addition to the factors previously discussed, the future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

Regulatory Capital Requirements

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

As of December 31, 2013 and 2012, Bancorp (on a consolidated basis) and the Bank met all capital adequacy requirements to which they were subject.  Further, management and the Bank’s Board of Directors have committed to maintain Total Risk-Based Capital of 12% and Tier 1 Capital to Average Assets of 8%.  For additional information related to the Company’s capital adequacy information, please refer to Note 16 – Capital Adequacy in the accompanying notes to the Consolidated Financial Statements.

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

The Bank was well capitalized as of December 31, 2013 and 2012, respectively.  Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the Federal Deposit Insurance Corporation (“FDIC”) prior to accepting or renewing brokered deposits.  FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Bank had a memorandum of understanding (“MoU”) with the FDIC and the Florida Office of Financial Regulation (“OFR”) that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%.  On July 13, 2012, the 2008 MoU was replaced by a new MoU  (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%.   The Bank met the minimum capital requirements of the 2012 MoU as of December 31, 2013 and 2012, when the Bank had total risk-based capital of 14.11% and 12.70%, respectively, and Tier 1 leverage capital of 9.33% and 8.29% as of the same dates.

In December 2006, bank regulators issued “Joint Guidance on Concentrations in Commercial Real Estate Lending.”  This document outlines regulators’ concerns regarding the high level of growth in commercial real estate loans on banks’ balance sheets.  Many banks, especially those in Florida, have substantial exposure to commercial real estate loans.  The concentration in this category is considered when analyzing the adequacy of the loan loss allowance based on sound, reliable and well-documented information.  The Bank’s 2012 MoU with the FDIC also requires us to monitor and reduce our commercial real estate (“CRE”) loan concentrations.  As of December 31, 2013, the ratio of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans as a percentage of total risk-based capital was 275.8% compared to 315.5% as of December 31, 2012.  While our December 31, 2012 ratio exceeded applicable regulatory guidance of 300%, our December 31, 2013 ratio of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans, met this requirement.

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.  The Federal Reserve has a minimum guideline for bank holding companies (on a consolidated basis) of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total capital to risk-weighted assets of at least 8.00%, at least half of which must be Tier 1 capital.  As of December 31, 2013 and 2012, Bancorp met these requirements.

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

Dividends and Distributions

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt.  Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings.  Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the bank’s regulators.  The Bank has not paid dividends to Bancorp since October 2009 and cannot currently pay dividends, and Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies and enforcement actions.  Bancorp has relied upon proceeds from the recent capital raise transactions as well as the revolving loan agreements with certain of its directors and other related parties to pay its expenses during such time.  As of December 31, 2013 and 2012, funds remaining available under the Revolvers were $2.2 million and $1.8 million, respectively.  During 2013, Bancorp has supplemented borrowings available under the Revolvers with cash on hand and net proceeds from capital raise activities to fund operations.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Off-Balance Sheet Arrangements

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments are commitments to extend credit, unused lines of credit, and standby letters of credit, and may involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the Consolidated Balance Sheets.  The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual amount of those instruments.  The contractual amounts of these instruments reflect the extent of involvement the Company has.  As of December 31, 2013 and 2012, the contractual amount of unused lines of credit was $33.5 million and $34.0 million, respectively.  The contractual amount of standby letters of credit was $0.8 million and $1.1 million as of the same dates.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company uses the same credit policies in making commitments to extend credit as for on-balance sheet instruments.  In addition, the Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

For additional information related to the Company’s off-balance sheet arrangements, please refer to Note 13 – Loan Commitments and Other Contingent Liabilities in the accompanying notes to the Consolidated Financial Statements.

Contractual Obligations

The following is a summary of the Company’s contractual obligations, including certain off-balance sheet obligations, as of December 31, 2013:

	Payments Due by Period
	Less than	1 to 3	3 to 5	More than
(Dollars in thousands)	1 Year	Years	Years	5 Years	Total
Time deposits	$86,876	$49,182	$10,035	$-	$146,093
Short-term borrowings and FHLB advances	2,500	8,500	9,000	-	20,000
Discount window	-	-	-	-	-
Subordinated debt	-	-	-	16,154	16,154
Operating leases	1,046	1,619	400	805	3,870
Loans from related parties	-	-	-	-	-
Standby letters of credit	826	-	-	-	826
Unused lines of credit (loans)	33,534	-	-	-	33,534
Total	$124,782	$59,301	$19,435	$16,959	$220,477

Please refer to the Notes to Consolidated Financial Statements for further detail regarding the contractual obligations noted above.

Asset—Liability Structure

As part of its asset and liability management, the Bank has emphasized establishing and implementing internal asset-liability decision processes as well as communications and control procedures to aid in enhancing its earnings.  It is believed that these processes and procedures provide the Bank with better capital planning, asset/liability mix and volume controls, loan pricing guidelines, and deposit interest rate guidelines, which should result in tighter controls and less exposure to interest-rate risk.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are interest-rate sensitive and by monitoring an institution’s interest-rate sensitivity gap.  An asset or liability is said to be interest-rate sensitive within a specific time period if it will mature or reprice within that time period.  The interest-rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period.  The gap ratio is computed as rate-sensitive assets less rate-sensitive liabilities as a percentage of total assets.  A gap is considered positive when the total of rate-sensitive assets exceeds rate-sensitive liabilities, whereas a gap is considered negative when the amount of rate-sensitive liabilities exceeds rate-sensitive assets.  During a period of rising interest rates, a negative gap would be expected to adversely affect net interest income, while a positive gap should result in an increase in net interest income.  In contrast, during a period of falling interest rates, a negative gap would be expected to result in an increase in net interest income, while a positive gap should adversely affect net interest income.

In order to minimize the potential for adverse effects of material and prolonged changes in interest rates on the results of operations, the Bank continues to monitor asset and liability management policies to appropriately match the maturities and repricing terms of interest-earning assets and interest-bearing liabilities. Such policies have consisted primarily of: (i) emphasizing the origination of variable-rate loans; (ii) maintaining a stable core deposit base; and (iii) maintaining a sound level of liquid assets, such as cash and investment securities.

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities as of December 31, 2013 that are estimated to mature or are scheduled to reprice within the period shown:

		Over 3	Over 6	Over 1
	3 Months	Months	Months	Year to	Over 5
(Dollars in thousands)	or Less	to 6 Months	to 1 Year	5 Years	Years	Total
Loans(1)	$106,512	$20,567	$38,563	$176,634	$12,316	$354,592
Securities	12,129	4,558	8,453	40,586	19,045	84,771
Overnight Investments	23,526	-	-	-	-	23,526
FHLB & Correspondent Bank Stock	1,580	-	-	-	-	1,580
Other	1,122	1	749	478	12,956	15,306
Total rate-sensitive assets	$144,869	$25,126	$47,765	$217,698	$44,317	$479,775

Deposit accounts:
NOW deposits	$-	$-	$-	$-	$24,867	$24,867
Money market accounts	153,708	-	-	-	-	153,708
Savings deposits	-	-	-	-	9,510	9,510
Time deposits	43,953	16,316	26,583	59,211	30	146,093
Total deposit accounts(2)	197,661	16,316	26,583	59,211	34,407	334,178
FHLB advances	-	-	2,500	17,500	153	20,153
Other borrowings	-	-	-	-	-	-
Subordinated debt	-	-	-	-	16,154	16,154
Total rate-sensitive liabilities	$197,661	$16,316	$29,083	$76,711	$50,714	$370,485

Gap repricing difference	$(52,792)	$8,810	$18,682	$140,987	$(6,397)	$109,290

Cumulative gap	$(52,792)	$(43,982)	$(25,300)	$115,687	$109,290

Cumulative gap to total rate-sensitive assets	(11.00)%	(9.17)%	(5.27)%	24.11%	22.78%

(1)	Variable rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed rate loans are scheduled, including repayments, according to their contractual maturities.
(2)	Certain liabilities such as NOW and savings accounts, while technically are subject to immediate repricing in response to changing market rates, historically have shown little volatility. Conversely, many of the money market accounts float with the prime lending rate and, therefore, are assumed to reprice within a three-month horizon. Management subjectively sets rates on all accounts.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies

A critical accounting policy is one that is both very important to the portrayal of the Company’s financial condition and requires management’s most difficult, subjective or complex judgments. The circumstances that make these judgments difficult, subjective or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain.  The following is a brief description of the Company’s critical accounting policies and estimates involving significant valuation judgments.

Allowance for Loan Loss

The accounting policy most important to the presentation of our financial statements relates to the allowance for loan losses which is established through a provision for loan losses charged to expense.  Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses on existing loans that may become uncollectible based on evaluations of the collectability of the loans.  The evaluations take into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers’ ability to pay. The level of allowance for loan losses is also impacted by increases and decreases in loans outstanding, because either more or less allowance is required as the amount of the Company’s credit exposure changes. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of provision for loan losses, and related allowance can, and will, fluctuate.

Other Real Estate Owned (“OREO”)

Other real estate owned includes real estate acquired through foreclosure or deed taken in lieu of foreclosure.  These amounts are recorded at estimated fair value, less costs to sell the property, with any difference between the fair value of the property and the carrying value of the loan being charged to the allowance for loan losses.

Fair values are preliminary and subject to refinement after the acquisition date as new information relative to the acquisition date fair value becomes available.  Valuation adjustments and gains or losses recognized on the sale of these properties occurring within 90 days of acquisition are charged against, or credited to, the allowance for loan losses.  Subsequent changes in fair value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Those subsequent changes, as well as any gains or losses recognized on the sale of these properties, are included in noninterest expense.  Operating costs after acquisition are expensed as incurred.

Deferred Income Taxes

Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income. From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available.  Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against our deferred tax asset as of December 31, 2011.  The Company performed an analysis as of December 31, 2013 and 2012, respectively, and determined the need for a valuation allowance still existed.  To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense.  Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once the Company can demonstrate a sustainable return to profitability and conclude that it is more-likely-than-not that the deferred tax asset will be utilized prior to expiration.

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

JACKSONVILLE BANCORP, INC.

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

An impairment analysis as of December 31, 2011 determined that as a result of our net loss as of December 31, 2011, largely due to the recording of an additional provision for loan losses and a full valuation allowance on our deferred tax asset, there was a goodwill impairment of $11.2 million, leaving a balance of $3.1 million.  The annual impairment analysis as of September 30, 2012 determined that there had been a goodwill impairment of $3.1 million, which reduced the carrying value of the remaining goodwill balance to zero.  This impairment was due to several factors, including the financial performance of the Company through September 30, 2012 resulting from the increased provision for loan losses.  The Company recorded a charge to earnings for the same amount of the impairment expenses which contributed to our net loss for the years ended December 31, 2012 and 2011, respectively.

For additional information related to the previously described policies as well as other significant accounting policies employed by the Company, please refer to Note 1 – Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements.

Recent Accounting Pronouncements

Please refer to the section titled “Recently Issued Accounting and Reporting Standards” contained in Note 1 – Summary of Significant Accounting Policies in the accompanying notes to the Consolidated Financial Statements for information related to the adoption of new accounting standards and the effect of newly issued but not yet effective accounting standards.

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

The Pricing & Liquidity Management Committee meets weekly to execute the strategies set forth by the preceding two committees.  Senior management and select members from other departments comprise this committee.

Disclosures about the fair value of financial instruments, which reflect changes in market prices and rates, can be found in Note 15—Fair Value in the accompanying notes to the Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

From time to time, the Company may use derivative instruments to hedge against interest rate risk.  At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to the likely effectiveness as a hedge.  These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”) or (3) an instrument with no hedging designation (“stand-alone derivative”).  During the year ended December 31, 2009, the Company entered into a derivative contract that was designated as a cash flow hedge.  The gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.  Any change in the fair value of the derivative that is not highly effective in hedging the change in expected cash flows of the hedged item would be recognized immediately in current earnings.  Net cash settlements are recorded in interest income or interest expense, based on the item being hedged.  Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

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

The Company utilizes a third party and its proprietary simulation model to assist in identifying and managing interest-rate risk.  The December 31, 2013 analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates is presented below.  Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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

The analysis exaggerates the sensitivity to changes in key interest rates by assuming an immediate change in rates with no management intervention to change the composition of the balance sheet.  The Bank’s primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure.  However, a sudden and substantial change in interest rates may adversely impact earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis.  During the year ended December 31, 2013, the Bank did not engage in trading activities.

JACKSONVILLE BANCORP, INC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (CONTINUED)

Based on an analysis conducted as of December 31, 2013, the following table presents the change in net interest income and the market value of equity as a result of a hypothetical 100 basis point (“BP”) decrease and 200 BP increase in the underlying interest rates.

	Interest Rates		Interest Rates
(Dollars in thousands)	Decrease 100 BP	Base	Increase 200 BP
Hypothetical net interest income	$17,712	$17,515	$17,681

Net interest income ($ change)	$197	$-	$(166)

Net interest income (% change)	1.1%	-	0.9%

Hypothetical market value of equity	$62,838	$66,376	$62,645

Market value of equity ($ Change)	$(3,538)	$-	$(3,731)

Market value of equity (% Change)	(5.3)%	-	(5.6)%

The interest rate risk profile remains similar to that in the previous year; the balance sheet exhibits a fairly well matched position in the near term, with a bias toward asset sensitivity. All exposures remain within policy guidelines.  If rates remain near current levels, net interest income trends upward over the first year as investment cash flow is projected to fund loan growth.  Subsequently, a relatively flat trend emerges for the remainder of the simulation as declining asset yields are offset by reductions in funding costs.  In a rising rate environment, as rates rise, net interest income is expected to trend in line with the current rates scenario over the near term as adjustable/floating rate loans are constrained by “in the money” floors and rate sensitive non-maturity deposits re-price into the rising rate environment. An upward trend is projected thereafter as funding costs stabilize while assets continue to roll over at higher rates. If rates continue to rise (e.g. up 400 BP and/or flat up 500 BP) net interest income remains near the base case scenario through the first year until intermediate term asset cashflow/re-pricing volumes gain momentum. As asset yields gain strength and funding cost increases slow, net interest income trends higher at an accelerated pace as adjustable/floating rate loans reset above their floors, and follows a similar trend as the up 200 BP scenario with a greater benefit to net interest income in the long term.   In a falling rate environment (a return to a flatter the yield curve), net interest income trends slightly above the current rates scenario for the first year as assumed funding cost reductions outpace declining asset yields. Thereafter, additional funding cost reductions become limited and accelerated asset cash flows continue to rollover at lower yields, resulting in a downward trend in net interest income.

JACKSONVILLE BANCORP, INC.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related Notes.

JACKSONVILLE BANCORP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Jacksonville Bancorp, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Jacksonville Bancorp, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacksonville Bancorp, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP
Fort Lauderdale, Florida
March 14, 2014

JACKSONVILLE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012
(Dollars in thousands, except share and per share amounts)

	2013	2012
ASSETS
Cash and due from financial institutions	$16,799	$14,587
Federal funds sold and other	23,526	57,492
Cash and cash equivalents	40,325	72,079
Securities available-for-sale	84,771	83,985
Loans, net of allowance for loan losses of $15,760 and $20,198 as of December 31, 2013 and 2012, respectively	354,592	377,833
Premises and equipment, net	6,421	6,952
Bank-owned life insurance	12,956	9,797
Federal Home Loan Bank stock, at cost	1,580	1,771
Other real estate owned, net	3,078	6,971
Accrued interest receivable	1,723	2,059
Other intangible assets, net	849	1,260
Other assets	994	2,350
Total assets	$507,289	$565,057

LIABILITIES
Deposits
Noninterest-bearing demand deposits	$100,788	$94,575
Money market, NOW and savings deposits	188,085	198,395
Time deposits	146,093	197,051
Total deposits	434,966	490,021
Loans from related parties	-	2,200
Federal Home Loan Bank advances and other borrowings	20,153	20,176
Subordinated debentures	16,154	16,090
Accrued expenses and other liabilities	2,084	2,994
Total liabilities	473,357	531,481
Loan commitments and other contingent liabilities (Note 13)

SHAREHOLDERS' EQUITY
Preferred stock	-	18,536
Common stock, $.01 par value, 3,177,090 and 294,544 shares issued and outstanding as of December 31, 2013 and 2012, respectively(1)	32	3
Nonvoting common stock, $.01 par value, 2,618,005 and no shares issued and outstanding as of December 31, 2013 and 2012, respectively(1)	26	-
Additional paid–in capital(1)	138,050	83,890
Retained earnings (deficit)	(102,688)	(70,264)
Accumulated other comprehensive (loss) income	(1,488)	1,411
Total shareholders’ equity	33,932	33,576
Total liabilities and shareholders’ equity	$507,289	$565,057

(1)	Reflects the 1-for-20 reverse stock split completed in October 2013. Please refer to Note 14 – Shareholders’ Equity for additional information related to the reverse stock split.

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands, except per share amounts)

	2013	2012	2011
Interest and dividend income:
Loans, including fees	$21,043	$24,183	$28,758
Taxable securities	1,186	1,236	1,071
Tax-exempt securities	556	760	838
Federal funds sold and other	148	73	77
Total interest income	22,933	26,252	30,744

Interest expense:
Deposits	2,902	3,788	5,583
Federal Reserve and other borrowings	171	295	172
Federal Home Loan Bank advances	300	324	367
Subordinated debentures	829	849	894
Total interest expense	4,202	5,256	7,016

Net interest income	18,731	20,996	23,728
Provision for loan losses	815	37,994	12,392
Net interest income (loss) after provision for loan losses	17,916	(16,998)	11,336

Noninterest income:
Service charges on deposit accounts	769	809	884
Other income	991	694	647
Total noninterest income	1,760	1,503	1,531

Noninterest expense:
Salaries and employee benefits	8,200	8,099	7,617
Occupancy and equipment	2,659	2,550	2,524
Regulatory assessments	795	889	1,017
Data processing	1,807	1,334	1,448
Advertising and business development	390	467	523
Professional fees	1,496	1,043	1,116
Merger related costs	-	-	153
Telephone expense	369	366	310
Director fees	280	182	179
Courier, freight and postage	157	172	177
Other real estate owned expense	1,836	3,740	2,060
Goodwill impairment	-	3,137	11,159
Other	2,647	5,747	1,869
Total noninterest expense	20,636	27,726	30,152

Net loss before income taxes	(960)	(43,221)	(17,285)
Income tax (benefit) expense	-	(173)	6,774
Net loss	$(960)	$(43,048)	$(24,059)

Noncash, implied preferred stock dividend	(31,464)	-	-
Net loss available to common shareholders	$(32,424)	$(43,048)	$(24,059)

Earnings (loss) per common share: (1)
Basic	$(6.83)	$(146.16)	$(81.70)
Diluted	$(6.83)	$(146.16)	$(81.70)

(1)	Reflects the 1-for-20 reverse stock split completed in October 2013. Please refer to Note 14 – Shareholders’ Equity for additional information related to the reverse stock split.

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
 (Dollars in thousands)

	2013	2012	2011

Net loss	$(960)	$(43,048)	$(24,059)
Other comprehensive income (loss):
Change in unrealized holding (losses) gains on available-for-sale securities	(2,992)	612	3,136
Net unrealized derivative gains (losses) on cash flow hedge	530	(143)	(725)
Reclassification adjustment for net gains on investments realized in earnings	(437)	-	(57)
Other comprehensive income (loss)	(2,899)	469	2,354
Tax effect	-	(176)	(886)
Other comprehensive income (loss), net of tax	(2,899)	293	1,468
Comprehensive loss	$(3,859)	$(42,755)	$(22,591)

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
 (Dollars in thousands, except share amounts)

	Common Stock (1)		Nonvoting Common Stock (1)		Preferred Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital (1)	(Deficit)	Income (Loss)	Total
Balance as of December 31, 2010	294,441	$3	-	$-	-	$-	$55,363	$(3,157)	$(350)	$51,859
Net loss								(24,059)		(24,059)
Other comprehensive income									1,468	1,468
Total comprehensive loss										(22,591)
Vesting of restricted stock (1)	51	0					0			0
Share-based compensation expense							76			76
Balance as of December 31, 2011	294,492	$3	-	$-	-	$-	$55,439	$(27,216)	$1,118	$29,344
Net loss								(43,048)		(43,048)
Other comprehensive income									293	293
Total comprehensive loss										(42,755)
Vesting of restricted stock (1)	52	0					0			0
Issuance of preferred stock, Series B, net					5,000	4,863				4,863
Exchange of preferred stock, Series B, for preferred stock, Series A					-	(4,863)				(4,863)
Issuance of preferred stock, Series A, net					45,000	50,000	(3,060)			46,940
Discount on preferred stock, Series A beneficial conversion feature						(31,464)	31,464			-
Share-based compensation expense							47			47

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
 (Dollars in thousands, except share amounts)

	Common Stock (1)		Nonvoting Common Stock (1)		Preferred Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital (1)	(Deficit)	Income (Loss)	Total
Balance as of December 31, 2012	294,544	$3	-	$-	50,000	$18,536	$83,890	$(70,264)	$1,411	$33,576
Net loss								(960)		(960)
Other comprehensive loss									(2,899)	(2,899)
Total comprehensive loss										(3,859)
Vesting of restricted stock (1)	38	0					0			0
Accretion of discount on preferred stock, Series A						31,464		(31,464)		-
Conversion of preferred stock, Series A, to common stock and nonvoting common stock (1)	2,382,000	24	2,618,000	26	(50,000)	(50,000)	49,950			-
Issuance of common stock (1)	500,000	5					4,158			4,163
Adjustments for 1-for-20 reverse stock split(1)	508	-	5	-			(6)			(6)
Share-based compensation expense							58			58
Balance as of December 31, 2013	3,177,090	$32	2,618,005	$26	-	$-	$138,050	$(102,688)	$(1,488)	$33,932

(1)	Reflects the 1-for-20 reverse stock split completed in October 2013. Please refer to Note 14 – Shareholders’ Equity for additional information related to the reverse stock split.

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
 (Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net loss	$(960)	$(43,048)	$(24,059)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	701	588	616
Net amortization of deferred loan fees	66	(29)	(134)
Provision for loan losses	815	37,994	12,392
Goodwill impairment	-	3,137	11,159
Premium amortization for securities, net of accretion	1,030	903	707
Net realized gain on sale of securities	(437)	-	(57)
Net accretion of purchase accounting adjustments	(1,482)	(1,922)	(2,817)
Net (gain) loss on sale of other real estate owned	(235)	60	(25)
Write-down of other real estate owned	1,097	2,789	1,804
Earnings on bank-owned life insurance	(159)	(256)	(235)
Loss on disposal of premises and equipment	3	21	31
Loss on non-marketable equity securities	178	-	-
Share-based compensation	58	47	76
Deferred income tax	-	-	6,226
Net change in:
Accrued interest receivable and other assets	1,499	2,041	1,220
Accrued expenses and other liabilities	(381)	513	(1,275)
Net cash from operating activities	1,793	2,838	5,629

Cash flows from investing activities:
Available-for-sale securities:
Sales	14,434	-	4,599
Maturities, prepayments and calls	21,963	13,685	9,829
Purchases	(41,203)	(34,821)	(12,783)
Proceeds from sale of loans	-	11,313	13,910
Loan (originations) payments, net	19,967	15,496	31,909
Proceeds from sale of other real estate owned	7,313	7,187	3,459
Investment in bank-owned life insurance	(3,000)	-	-
Additions to premises and equipment, net	(159)	(579)	(716)
Proceeds from disposal of premises and equipment	-	-	28
Purchase of Federal Home Loan Bank stock, net of redemptions	191	936	1,021
Net cash from investing activities	19,506	13,217	51,256

Cash flows from financing activities:
Net change in deposits	(55,010)	16,531	(88,027)
Proceeds from loans from related parties	-	1,000	2,200
Repayment of loans from related parties	(2,200)	-	-
Net change in overnight Federal Home Loan Bank advances	-	(18,600)	18,600
Proceeds from Federal Home Loan Bank fixed rate advances	-	15,000	-
Repayment of Federal Home Loan Bank fixed rate advances	-	(13,002)	-
Proceeds from issuance of common stock, net	4,163	-	-
Proceeds from issuance of preferred stock, net	-	45,140	-
Adjustments for 1-for-20 reverse stock split	(6)	-	-
Net cash (used for) from financing activities	(53,053)	46,069	(67,227)

Net change in cash and cash equivalents	(31,754)	62,124	(10,342)
Cash and cash equivalents at beginning of period	72,079	9,955	20,297
Cash and cash equivalents at end of period	$40,325	$72,079	$9,955

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
 (Dollars in thousands)

	2013	2012	2011
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest paid	$4,633	$5,355	$7,621
Income taxes paid	-	-	1,700

Supplemental schedule of noncash investing activities:
Acquisition of other real estate owned	$4,282	$9,039	$7,516

Supplemental schedule of noncash financing activities:
Conversion of loans from related parties to equity	$-	$1,800	$-
Beneficial conversion feature recorded in common stock	-	31,464	-
Implied preferred stock dividend	31,464	-	-

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

Use of Estimates

To prepare the Consolidated Financial Statements in conformity with U.S. GAAP, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ from those estimates.  Changes in assumptions or in market conditions could significantly affect the estimates.  The allowance for loan losses, the fair values of financial instruments, the valuation allowance on our deferred tax asset and the accounting for loans acquired with evidence of credit deterioration are particularly subject to change.

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

Investment Securities

Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity.  Debt securities are classified as available-for-sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available-for-sale.  Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.  Other securities, such as FHLB stock, are carried at cost.

JACKSONVILLE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interest income includes amortization of purchase premiums and accretion of purchase discounts.  Premiums and discounts on securities are amortized using the level yield method without anticipating prepayments, with the exception of mortgage-backed securities where prepayments are anticipated.

Gains and losses are recorded on the trade date and determined using the specific identification method.  Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses.

Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI for debt securities, management considers many factors, including:  (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial conditions and near-term prospects of the issuer, (iii) whether the market decline was affected by macroeconomic conditions, and (iv) whether the Company has the intent to sell the security or more-likely-than-not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

When OTTI occurs for either debt securities or purchased beneficial interests that, on the purchase date, were rated below AA, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more-likely-than-not that it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss.  If an entity intends to sell or it is more-likely-than-not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If an entity does not intend to sell the security and it is not more-likely-than-not that the entity will be required to sell the security before recovery of its amortized cost basis, less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment security.

For the years ended December 31, 2013, 2012 and 2011, there were no credit losses recognized in earnings.

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

JACKSONVILLE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

At times, the Company will charge off a portion of a nonperforming or impaired loan versus recording a specific reserve.  The decision to charge off a portion of the loan is based on specific facts and circumstances unique to each loan.  General criteria considered are: the probability that the Company will foreclose on the property, the value of the underlying collateral compared to the principal amount outstanding on the loan and the personal guarantees associated with the loan.  For the years ended December 31, 2013 and 2012, partial charge-offs were $4,994 and $8,984, respectively, on nonperforming and impaired loans of $7,578 and $20,446, respectively.

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

Overdrawn customer checking accounts are reclassified as commercial loans and are evaluated on an individual basis for collectability.  These balances are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful.  As of December 31, 2013 and 2012, overdrawn customer checking accounts reclassified as commercial loans were $37 and $188, respectively.

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

Loans Held for Sale

Loans intended for sale to independent investors are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  The Company had no loans classified as held for sale as of December 31, 2013 and 2012, respectively.

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

JACKSONVILLE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The allowance consists of specific and general components.  The specific components relate to loans that are individually classified as impaired.  The general components relate to all loans not specifically identified as impaired and are modeled on loss by portfolio and weighted by recent historic data and economic factors.

The Company’s policy for assessing loans for impairment is the same for all classes of loans and is included in our allowance for loan losses policy.  The Company classifies a loan as impaired when it is probable that the Company will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement.  An impairment determination is performed utilizing the following general factors:  (i) a risk rating of substandard or doubtful, (ii) a loan amount greater than $100, and/or (iii) a past due aging of 90 days or more.  In addition, the Company also considers the following: the financial condition of the borrower, the Company’s best estimate of the direction and magnitude of any future changes in the borrower’s financial condition, the fair value of collateral if the loan is collateral dependent, the loan’s observable market price, expected future cash flows and, if a purchased loan, the amount of the remaining unaccreted carrying discount.  For loans acquired in the acquisition of ABI, if the loss was attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill.  If not, the additional deterioration was recorded as additional provision expense with a corresponding increase in the allowance for loan losses.  After the measurement period, any additional impairment above the current carrying discount is recorded as additional provision expense with a corresponding increase in the allowance for loan losses.

If a loan is deemed to be impaired, a portion of the allowance for loan losses may be allocated so that the loan is reported net, at the present value of estimated expected future cash flows, using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the sale of the collateral.  If an impaired loan is on nonaccrual, then recognition of interest income would follow our nonaccrual policy, which is to no longer accrue interest and account for any interest received on the cash-basis or cost-recovery method until qualifying again for interest accrual.  If an impaired loan is not on nonaccrual, then recognition of interest income would accrue on the unpaid principal balance based on the contractual terms of the loan.  All impaired loans are reviewed on at least a quarterly basis for changes in the measurement of impairment.  For impaired loans measured using the present-value-of-expected-cash-flows method, any change to the previously-recognized impairment loss is recognized as a change in the allowance for loan loss account and recorded in the Consolidated Statement of Operations as a component of the provision for loan losses.

Loans, for which the terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  Troubled debt restructurings are measured at the present value of estimated expected future cash flows using the loan’s effective rate at inception.  Key factors that the Company considers at the time a loan is restructured to determine whether the loan should accrue interest include if the loan is less than 90 days past due and if the loan is in compliance with the modified terms of the loan.  The Company determines that the loan has been restructured to be reasonably assured of repayment and of performance according to the modified terms by performing an analysis that documents exactly how the loan is expected to perform under the modified terms.  Once loans become troubled debt restructurings, they remain troubled debt restructurings until they mature or are paid off in the normal course of business.

The general component covers all other loans not identified as impaired and is based on historical losses with consideration given to current environmental factors.  The historical loss component of the allowance is determined by losses recognized by each portfolio segment over the preceding five years with the most recent years carrying more weight.  This is supplemented by the risks for each portfolio segment.  In calculating the historical component of our allowance, we aggregate the portfolio segments by class of loans as follows:  commercial loans, residential real estate mortgage loans, commercial real estate mortgage loans (which includes construction and land loans), and consumer and other loans.  Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery.  Actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  the concentration of watch and substandard loans as a percentage of total loans, levels of loan concentration within a portfolio segment or division of a portfolio segment and broad economic conditions.

There have been no material changes in the Company’s allowance for loan loss policies or methodologies during the year ended December 31, 2013.

JACKSONVILLE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Premises and Equipment

Land is carried at cost.  Premises and equipment are stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Furniture, fixtures and equipment	3 to 10 years
Buildings and related components	5 to 40 years

Leasehold improvements are amortized over the estimated useful life of the improvements or the lease term, whichever is shorter.  Expenditures for repairs, maintenance and minor improvements are expensed as incurred and additions and improvements that significantly extend the lives of assets are capitalized.  Gains or losses upon retirement or disposal of premises and equipment are included in noninterest expense.

Long-lived assets, other than goodwill and indefinite lived intangible assets, are reviewed for impairment when events or circumstances indicate their carrying amount may not be recoverable based on future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

Other Real Estate Owned (OREO)

Other real estate owned includes real estate acquired through foreclosure or deed taken in lieu of foreclosure.  These amounts are recorded at estimated fair value, less costs to sell the property, with any difference between the fair value of the property and the carrying value of the loan being charged to the allowance for loan losses.

Fair values are preliminary and subject to refinement after the acquisition date as new information relative to the acquisition date fair value becomes available.  Valuation adjustments and gains or losses recognized on the sale of these properties occurring within 90 days of acquisition are charged against, or credited to, the allowance for loan losses.  Subsequent changes in fair value are reported as adjustments to the carrying amount, not to exceed the initial carrying value of the assets at the time of transfer. Those subsequent changes, as well as any gains or losses recognized on the sale of these properties, are included in noninterest expense.  Operating costs after acquisition are expensed as incurred.

Federal Home Loan Bank (FHLB) Stock

The Bank, as a member of the FHLB system, is required to own a certain amount of stock based on the level of borrowings as well as other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.

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

Bank-Owned Life Insurance

The Bank has purchased life insurance policies on certain key employees.  Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract as of the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets

Goodwill represents the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized.  Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.

Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  Other intangible assets on the Consolidated Balance Sheets consist of a core deposit intangible asset arising from the acquisition of ABI which is amortized on an accelerated method over its estimated useful life of eight years.

JACKSONVILLE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and other intangible assets are reviewed for impairment at least annually as of September 30th.  An interim review is performed between annual testing whenever events or changes in circumstances indicate the carrying amount of such assets may be impaired.  Goodwill has been the only intangible asset with an indefinite life on the Company’s Consolidated Balance Sheets, the balance of which was deemed fully impaired as a result of the annual impairment analysis as of September 30, 2012.

Derivative Financial Instruments

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge.  These three types are (i) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (ii) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (iii) an instrument with no hedging designation (“stand-alone derivative”).  The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions, at the inception of the hedging relationship.  This documentation includes linking the cash flow hedge to the specific liability on the balance sheet.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative financial instruments used are highly effective in offsetting changes in cash flows of the hedged item.

Derivative financial instruments are principally used by the Company to manage its interest rate risk position. During the year ended December 31, 2009, the Company entered into an interest rate swap transaction to mitigate interest rate risk exposure related to its subordinated debt.  The interest rate swap was designated as a cash flow hedge.  For a derivative financial instrument designated as a cash flow hedge, gains or losses on the derivative are reported in other comprehensive income and reclassified into earnings for the same periods during which the hedged transaction affects earnings.  Any change in the fair value of the derivative that is not highly effective in hedging the change in expected cash flows of the hedged item would be recognized immediately in current earnings.  Net cash settlements are recorded in interest income or interest expense based on the item being hedged.  Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminates, or treatment of the derivative as a hedge is no longer appropriate or intended.  When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income.  When a cash flow hedge is discontinued but the hedged cash flows are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods for which the hedged transactions will affect earnings.

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

Convertible Securities

On December 31, 2012, the Company completed a $50,000 private placement capital raise (the “Private Placement”) whereby Bancorp sold a total of 50,000 shares of Mandatorily Convertible, Noncumulative, Nonvoting Perpetual Preferred Stock, Series A, par value $0.01 per share (the “Series A Preferred Stock”) at a purchase price of $1,000 per share.  Please refer to Note 2—Capital Raise Transactions for additional information regarding the Private Placement and Note 14—Shareholders’ Equity for additional information pertaining to the Series A Preferred Stock.

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

JACKSONVILLE BANCORP, INC.

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

A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded.  There were no uncertain tax positions taken by the Company for the years ending December 31, 2013 and 2012, respectively.

The Company’s returns are subject to examination by taxing authorities for all years after 2009.  The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2011 and 2012 in the fourth quarter of 2013.  The Company does not anticipate that the resolution of this examination will result in a material impact on the financial position or results of operations of the Company.  The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per common share includes the dilutive effect of additional potential common shares issuable under stock options and shares issuable in the conversion of the Series A Preferred Stock (if outstanding).  Common equivalent shares are excluded from the computation in periods in which they would have an anti-dilutive effect.  Please refer to Note 20—Earnings Per Share for additional information regarding the calculation of basic and diluted earnings (loss) per common share and the dilutive impact of the stock options and the conversion of the Series A Preferred Stock.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized holding gains and losses on securities available-for-sale and unrealized derivative gains and losses on cash flow hedges.  These amounts are also recognized as separate components of equity within Accumulated Other Comprehensive Income on the Consolidated Balance Sheets.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are currently such matters that will have a material effect on the Consolidated Financial Statements.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank is required to meet regulatory reserve and clearing requirements.

Dividend Restrictions

Bank regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to Bancorp or by Bancorp to its shareholders.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 15—Fair Value.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

JACKSONVILLE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts in the prior year’s financial statements were reclassified to conform to the current year’s presentation.  These reclassifications had no impact on the prior periods’ net income or shareholders’ equity.

Bancorp’s Board of Directors implemented a 1-for-20 reverse stock split of Bancorp’s outstanding shares of common stock and nonvoting common stock effective October 24, 2013.  As a result of the reverse stock split, each 20 shares of issued and outstanding common stock and nonvoting common stock, par value $0.01 per share, respectively, were automatically and without any action on the part of the respective holders combined and reconstituted as one share of the respective class of common equity as of the effective date.  Consequently, the aggregate par value of common stock and nonvoting common stock eliminated in the reverse stock split was reclassed on the Company’s Consolidated Balance Sheets from the respective class of common equity to additional paid-in capital.  Additional adjustments were made to the aforementioned accounts as a result of rounding to avoid the existence of fractional shares.  All share and per share information in the Consolidated Financial Statements and the accompanying notes have been retrospectively adjusted to reflect the common equity 1-for-20 reverse stock split.  Please refer to Note 14 – Shareholders’ Equity for additional information related to the reverse stock split.

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

JACKSONVILLE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update that finalized previously deferred guidance related to the reporting of amounts reclassified out of accumulated other comprehensive income.  The amendments in this update do not alter current requirements for reporting net income or other comprehensive income in the consolidated financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component.  In addition, an entity must present significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income either on the face of the statement where net income is presented or in the accompanying notes to the Consolidated Financial Statements.  This requirement is only applicable if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  Alternatively, amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  This standard was effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption was permitted.  To comply with the amended guidance, the Company has disclosed additional information pertaining to the components of accumulated other comprehensive income and reclassifications out of accumulated other comprehensive income in Note 14—Shareholders’ Equity in the accompanying notes to the Consolidated Financial Statements.

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

JACKSONVILLE BANCORP, INC.

NOTE 2—CAPITAL RAISE TRANSACTIONS (CONTINUED)

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

Net proceeds from the issuance of preferred stock in the amount of $45,140 were used for general operating expenses, mainly for the subsidiary bank, to improve capital ratios, and will be used to support the Company’s business strategy going forward.  Please refer Note 14—Shareholders’ Equity for additional information pertaining to the Company’s equity securities issued in conjunction with the previously described capital raise transactions.

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

JACKSONVILLE BANCORP, INC.

NOTE 2—CAPITAL RAISE TRANSACTIONS (CONTINUED)

Concurrently with the rights offering, the Company initiated a public offering of shares of the Company’s common stock not subscribed for in the rights offering at an equal subscription price of $10.00 per share.  At the completion of the rights offering, 395,869 shares of common stock remained available for sale in the public offering.

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

Management’s Plans

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

In the fourth quarter of 2013, Bancorp’s Board of Directors implemented a 1-for-20 reverse stock split of the Company’s issued and outstanding shares of common stock and nonvoting common stock in an effort to increase the market price of the Company’s common stock and thereby enhance the overall liquidity of issued and outstanding shares of common stock and nonvoting common stock and regain compliance with NASDAQ continued listing standards.  As of the effective date of the reverse stock split, the Company’s per share market price increased from $0.51 to $10.20.  On November 7, 2013, the Company received notification that it had regained compliance with the Minimum Bid Price Rule and therefore, was no longer subject to delisting from the NASDAQ Stock Market.  However, there can be no assurance that the reverse stock split, or any other measures taken by Bancorp’s Board of Directors to increase the market price of the Company’s common stock, will result in the intended benefits or have a sustainable impact going forward.  Please refer to Note 14 – Shareholders’ Equity for additional information related to the reverse stock split.

Management believes that the Company’s recapitalization plan that was executed in 2012 and completed in 2013, combined with the strategic initiative to accelerate the disposal of substandard assets has enabled the Company to restore capital to prescribed regulatory levels.  During the year ended December 31, 2013 and looking forward, the Company intends to maintain the quality of its loan portfolio through the continued reduction of problem assets in a prudent and reasonable manner to continue to improve  the overall credit process including, but not limited to, loan origination disciplines, stricter underwriting criteria, and succinct funding and onboarding processes.  In addition, the Company will carry on with the repositioning of its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors, and other service industries.  In an effort to further diversify the balance sheet, the Company will deploy excess capital from the previously described capital raise transactions into other earning assets to maximize earnings while the desired loan growth is achieved.  Such improvements have not yet materially impacted our financial condition or results of operations; however, these changes have contributed to the current reduction of loan-related expenses and recent improvements in the Company’s overall asset quality.

JACKSONVILLE BANCORP, INC.

NOTE 3—INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the Company’s investment securities portfolio as of December 31, 2013 and 2012 and the corresponding amounts of unrealized gains and losses therein:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013
Available-for-sale:
U.S. government-sponsored entities and agencies	$8,343	$123	$(70)	$8,396
State and political subdivisions	7,762	342	(67)	8,037
Mortgage-backed securities - residential	32,709	686	(170)	33,225
Collateralized mortgage obligations	32,791	143	(956)	31,978
Corporate bonds	3,037	104	(6)	3,135
Total available-for-sale securities	$84,642	$1,398	$(1,269)	$84,771

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2012
Available-for-sale:
U.S. government-sponsored entities and agencies	$10,286	$205	$-	$10,491
State and political subdivisions	16,598	1,568	-	18,166
Mortgage-backed securities - residential	32,148	1,504	(6)	33,646
Collateralized mortgage obligations	19,349	201	(23)	19,527
Corporate bonds	2,048	107	-	2,155
Total available-for-sale securities	$80,429	$3,585	$(29)	$83,985

During the years ended December 31, 2013 and 2012, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the proceeds from sales of available-for-sale securities and the associated gains and losses for the years ended December 31, 2013, 2012 and 2011:

(Dollars in thousands)	2013	2012	2011
Gross gains	$601	$-	$86
Gross losses	(164)	-	(29)
Net gain	$437	$-	$57

Proceeds	$14,434	$-	$4,599

The amortized cost and fair value of the investment securities portfolio as of December 31, 2013 are presented below in order of contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities – residential and collateralized mortgage obligations, are shown separately.

(Dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale:
Within one year	$-	$-
One to five years	2,767	2,894
Five to ten years	5,069	5,096
Beyond ten years	11,306	11,578
Mortgage-backed securities – residential	32,709	33,225
Collateralized mortgage obligations	32,791	31,978
Total	$84,642	$84,771

The carrying amounts of securities pledged were $7,242 and $14,666 as of December 31, 2013 and 2012, respectively.  These amounts were pledged to secure the available “Borrower in Custody” line of credit with the Federal Reserve Bank and serve as collateral required by the State of Florida.

JACKSONVILLE BANCORP, INC.

NOTE 3—INVESTMENT SECURITIES (CONTINUED)

The following table summarizes the investment securities with unrealized losses as of December 31, 2013 and 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands) December 31, 2013	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
U.S. government-sponsored entities and agencies	$1,828	$(70)	$-	$-	$1,828	$(70)
State and political subdivisions	1,015	(67)	-	-	1,015	(67)
Mortgage backed securities – residential	7,025	(170)	-	-	7,025	(170)
Collateralized mortgage obligations	17,686	(674)	5,131	(282)	22,817	(956)
Corporate bonds	994	(6)	-	-	994	(6)
Total available-for-sale securities	$28,548	$(987)	$5,131	$(282)	$33,679	$(1,269)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2012	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
U.S. government-sponsored entities and agencies	$-	$-	$-	$-	$-	$-
State and political subdivisions	-	-	-	-	-	-
Mortgage backed securities – residential	1,289	(6)	-	-	1,289	(6)
Collateralized mortgage obligations	6,821	(23)	-	-	6,821	(23)
Corporate bonds	-	-	-	-	-	-
Total available-for-sale securities	$8,110	$(29)	$-	$-	$8,110	$(29)

As of December 31, 2013 and 2012, respectively, the Company’s security portfolio consisted of $84,771 and $83,985 in available-for-sale securities, of which $33,679 and $8,110 were in an unrealized loss position for the related periods.  These unrealized losses were related to all securities types held by the Company, as discussed below.

U.S. Government-Sponsored Entities and Agency Securities (“U.S. Agency Securities”):
All of the U.S. Agency Securities held by the Company were issued by U.S. government-sponsored entities and agencies. As of December 31, 2013 and 2012, the number of U.S. Agency Securities with unrealized losses were two and none, respectively.  As of December 31, 2013 and 2012, these securities had depreciated 3.67% and 0.00%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

State and Political Securities (“Municipal Bonds”):
All of the Municipal Bonds held by the Company were issued by a state, city or other local government and represent general obligations of the issuer that are secured by specified revenues.  As of December 31, 2013 and 2012, the number of Municipal Bonds with unrealized losses were two and none, respectively.  As of December 31, 2013 and 2012, these securities had depreciated 6.16% and 0.00%, respectively, from the Company’s amortized cost basis. The decline in fair value was primarily attributable to changes in interest rates rather than the ability or willingness of the municipality to repay.

Mortgage-backed Securities – Residential (“Mortgage-backed Securities”):
All of the Mortgage-backed Securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae and Fannie Mae, institutions which have the full faith and credit of the U.S. government.  As of December 31, 2013 and 2012, the number of Mortgage-backed Securities with unrealized losses were eight and one, respectively.  As of December 31, 2013 and 2012, these securities had depreciated 2.37% and 0.44%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

Collateralized Mortgage Obligations:
All of the collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, an institution which has the full faith and credit of the U.S. government.  As of December 31, 2013 and 2012, the number of collateralized mortgage obligations with unrealized losses were seventeen and five, respectively.  As of December 31, 2013 and 2012, these securities had depreciated 4.02% and 0.34%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

JACKSONVILLE BANCORP, INC.

NOTE 3—INVESTMENT SECURITIES (CONTINUED)

Corporate Bonds:
All of the corporate bonds held by the Company were debt obligations issued by corporations, with no inherent claim to ownership.  As of December 31, 2013 and 2012, the number of corporate bonds with unrealized losses were one and none, respectively.  As of December 31, 2013 and 2012, these securities had depreciated 0.61% and 0.00%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not the credit quality of the issuer.

Other-Than-Temporary-Impairment

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired as of December 31, 2013 and 2012.  For additional information regarding the Company’s policy on evaluating securities for OTTI, please refer to Note 1—Summary of Significant Accounting Policies.

For the years ended December 31, 2013, 2012 and 2011, there were no credit losses recognized in earnings.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans as of December 31, 2013 and 2012 were as follows:

(Dollars in thousands)	2013	2012
Commercial loans	$43,855	$37,760
Real estate mortgage loans:
Residential	71,192	80,314
Commercial	223,182	239,839
Construction and land	30,355	37,557
Consumer and other loans	2,041	2,768
Loans, gross	370,625	398,238
Less:
Net deferred loan fees	(273)	(207)
Allowance for loan losses	(15,760)	(20,198)
Loans, net	$354,592	$377,833

Loans acquired as a result of the merger with ABI were recorded at fair value on the date of acquisition.  The amounts reported in the table above are net of the fair value adjustments.  The tables below reflect the contractual amount of purchased loans less the discount to principal balances remaining from these fair value adjustments by class of loan as of December 31, 2013 and 2012.  This discount will be accreted into interest income as deemed appropriate over the remaining term of the related loans.

(Dollars in thousands)	Gross Contractual
December 31, 2013	Amount Receivable	Discount	Carrying Balance
Commercial loans	$2,165	$175	$1,990
Real estate mortgage loans:
Residential	20,614	1,282	19,332
Commercial	44,249	3,026	41,223
Construction and land	4,763	412	4,351
Consumer and other loans	468	6	462
Total	$72,259	$4,901	$67,358

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Gross Contractual
December 31, 2012	Amount Receivable	Discount	Carrying Balance
Commercial loans	$2,592	$226	$2,366
Real estate mortgage loans:
Residential	32,383	2,541	29,842
Commercial	52,660	3,833	48,827
Construction and land	13,193	1,753	11,440
Consumer and other loans	662	13	649
Total	$101,490	$8,366	$93,124

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

Real Estate Mortgage Loans:
Real estate mortgage loans are typically segmented into three classes:  commercial real estate, residential real estate and construction and land development.  Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Bank’s Board.  Such standards include, among other factors, loan-to-value limits, cash flow coverage and general credit worthiness of the obligors.  Residential real estate loans are underwritten in accordance with policies set forth and approved by the Bank’s Board, including repayment capacity and source, value of the underlying property, credit history, stability and purchaser guidelines.  Construction loans to borrowers are to finance the construction of owner occupied and lease properties.  These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins.  Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan.   Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed.  The Bank carefully monitors these loans with on-site inspections and requires the receipt of lien waivers prior to advancing funds.  Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained.  Further, to assure that reliance is not placed solely on the value of the underlying property, the Bank considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale information.  The Bank also makes loans on occasion for the purchase of land for future development by the borrower.  Land loans are extended for the future development of either commercial or residential use by the borrower.  The Bank carefully analyzes the intended use of the property and the viability thereof.

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

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Activity in the allowance for loan losses by portfolio segment for years ended December 31, 2013, 2012 and 2011 was as follows:

(Dollars in thousands)	2013	2012	2011
Allowance at beginning of period	$20,198	$13,024	$13,069

Charge-offs:
Commercial loans	140	1,140	222
Real estate mortgage loans	5,536	30,444	12,193
Consumer and other loans	176	136	406
Total charge-offs	5,852	31,720	12,821

Recoveries:
Commercial loans	93	71	15
Real estate mortgage loans	459	715	255
Consumer and other loans	47	114	114
Total recoveries	599	900	384

Net charge-offs	5,253	30,820	12,437

Provision for loan losses charged to operating expenses:
Commercial loans	194	1,550	224
Real estate mortgage loans	185	36,222	11,811
Consumer and other loans	436	222	357
Total provision	815	37,994	12,392
Allowance at end of period	$15,760	$20,198	$13,024

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2013 and 2012:

(Dollars in thousands)	Commercial	Real Estate	Consumer and
December 31, 2013	Loans	Mortgage Loans	Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$223	$1,608	$323	$2,154
Collectively evaluated for impairment	992	11,919	303	13,214
Loans acquired with deteriorated credit quality	-	392	-	392
Total ending allowance balance	$1,215	$13,919	$626	$15,760
Loans:
Loans individually evaluated for impairment	$304	$19,783	$364	$20,451
Loans collectively evaluated for impairment	43,449	286,188	1,676	331,313
Loans acquired with deteriorated credit quality	102	18,758	1	18,861
Total ending loans balance	$43,855	$324,729	$2,041	$370,625

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Commercial	Real Estate	Consumer and
December 31, 2012	Loans	Mortgage Loans	Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$29	$1,168	$242	$1,439
Collectively evaluated for impairment	1,039	15,529	77	16,645
Loans acquired with deteriorated credit quality	-	2,114	-	2,114
Total ending allowance balance	$1,068	$18,811	$319	$20,198
Loans:
Loans individually evaluated for impairment	$89	$15,907	$242	$16,238
Loans collectively evaluated for impairment	37,574	309,434	2,522	349,530
Loans acquired with deteriorated credit quality	97	32,369	4	32,470
Total ending loans balance	$37,760	$357,710	$2,768	$398,238

The following table presents loans individually evaluated for impairment, by class of loans as of December 31, 2013 and 2012:

	2013			2012
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial loans	$43	$43	$-	$159	$59	$-
Real estate mortgage loans:
Residential	2,341	2,286	-	746	402	-
Commercial	4,643	4,395	-	9,669	5,801	-
Construction and land	8,586	4,806	-	11,365	5,270	-
Consumer and other loans	40	40	-	-	-	-
With an allowance recorded:
Commercial loans	$264	$261	$223	$33	$30	$29
Real estate mortgage loans:
Residential	1,597	1,574	209	499	447	297
Commercial	7,910	6,062	1,001	5,751	3,506	590
Construction and land	667	660	398	500	481	281
Consumer and other loans	341	324	323	242	242	242
Total	$26,432	$20,451	$2,154	$28,964	$16,238	$1,439

The following tables present the average recorded investment in impaired loans and the related interest income recognized during impairment for the years ended December 31, 2013, 2012 and 2011:

(Dollars in thousands)	Average
December 31, 2013	Impaired Loans	Interest Income	Cash-Basis
Commercial loans	$210	$-	$-
Real estate mortgage loans:
Residential	2,282	1	-
Commercial	8,761	199	197
Construction and land	4,792	20	19
Consumer and other loans	252	-	-
Total	$16,297	$220	$216

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Average
December 31, 2012	Impaired Loans	Interest Income	Cash-Basis
Commercial loans	$769	$13	$8
Real estate mortgage loans:
Residential	9,435	-	-
Commercial	16,785	343	294
Construction and land	8,492	-	-
Consumer and other loans	10	-	-
Total	$35,491	$356	$302

	Average
December 31, 2011	Impaired Loans	Interest Income	Cash-Basis
Commercial loans	$158	$12	$12
Real estate mortgage loans:
Residential	12,890	71	29
Commercial	17,376	421	218
Construction and land	12,658	141	28
Consumer and other loans	1	-	-
Total	$43,083	$645	$287

The following table presents the recorded investment in nonaccrual loans by class of loans as of December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012
Commercial loans	$304	$98
Real estate mortgage loans:
Residential	3,716	4,813
Commercial	7,105	6,151
Construction and land	5,517	11,372
Consumer and other loans	366	247
Total(1)	$17,008	$22,681

(1)	Includes loans acquired in the merger with ABI. As of December 31, 2013 and 2012, these amounts totaled $4,537 and $12,205, respectively.

The number of loans past due over 90 days still on accrual was none and one, as of December 31, 2013 and 2012, respectively.  As of December 31, 2012, the recorded investment of the loan past due over 90 days still on accrual was $67.

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2013 and 2012:

	Past Due Loans
(Dollars in thousands) December 31, 2013	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$-	$138	$86	$224	$43,631	$43,855
Real estate mortgage loans:
Residential	359	134	1,648	2,141	69,051	71,192
Commercial	2,558	3,103	6,475	12,136	211,046	223,182
Construction and land	-	119	4,470	4,589	25,766	30,355
Consumer and other loans	321	10	39	370	1,671	2,041
Total	$3,238	$3,504	$12,718	$19,460	$351,165	$370,625

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	Past Due Loans
December 31, 2012	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$66	$8	$6	$80	$37,680	$37,760
Real estate mortgage loans:
Residential	1,750	825	1,364	3,939	76,375	80,314
Commercial	1,546	1,240	4,685	7,471	232,368	239,839
Construction and land	-	-	10,114	10,114	27,443	37,557
Consumer and other loans	69	244	-	313	2,455	2,768
Total	$3,431	$2,317	$16,169	$21,917	$376,321	$398,238

Included in the past due loan tables above are loans acquired in the merger with ABI.  The following table presents the recorded investment of these loans by class of loans as of December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012
30-59 days past due	$87	$1,847
60-89 days past due	167	676
90 days past due and greater	2,709	6,722
Total past due	$2,963	$9,245

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

The following table presents the recorded investment and specific reserves allocated to loans modified as troubled debt restructurings (“TDRs”) as of December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012
Recorded investment(1)	$12,535	$10,991
Specific reserves allocated(2)	953	464

(1)	Of the total recorded investment in loans modified as TDRs, $1,256 and $6,028, respectively, were for customers whose loans were collateral dependent with collateral shortfalls.
(2)	Of the specific reserves allocated to customers whose loan terms were modified as TDRs, $622 and $412, respectively, were allocated to customers whose loans were collateral dependent with collateral shortfalls.

The following table represents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2013, 2012 and 2011 respectively:

	2013
		Outstanding Recorded Investment
(Dollars in thousands)	Number of loans	Pre-Modification	Post-Modification
Commercial loans	1	$66	$66
Real estate mortgage loans:
Residential	3	2,836	3,034
Commercial	2	423	423
Construction and land	5	4,433	4,413
Consumer and other loans	1	234	234
Total	12	$7,992	$8,170

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

	2012
		Outstanding Recorded Investment
	Number of loans	Pre-Modification	Post-Modification
Commercial loans	-	$-	$-
Real estate mortgage loans:
Residential	1	28	28
Commercial(1)	4	3,472	3,472
Construction and land	-	-	-
Consumer and other loans	-	-	-
Total	5	$3,500	$3,500

	2011
		Outstanding Recorded Investment
	Number of loans	Pre-Modification	Post-Modification
Commercial loans	-	$-	$-
Real estate mortgage loans:
Residential	-	-	-
Commercial	5	9,971	9,479
Construction and land	3	4,114	4,114
Consumer and other loans	-	-	-
Total	8	$14,085	$13,593

(1)	Loans modified as troubled debt restructurings as of December 31, 2012 exclude loans sold in the Asset Sale completed on December 31, 2012.

The troubled debt restructurings described in the tables above include several loans modified into a multiple loan structure to accommodate the revised terms and are presented based on the number of loans pre-modification.  The terms of these loans were modified as troubled debt restructurings because the borrowers were experiencing financial difficulties.  During the years ended December 31, 2013, 2012, and 2011, respectively, the TDRs described above increased the allowance for loan losses by $703, $190, and $1,726 and resulted in charge-offs of $233, $0, and $1,081.  The Asset Sale completed on December 31, 2012, resulted in charge-offs related to TDRs of $912.  For the years ended December 31, 2013, 2012 and 2011, collateral-impaired loans modified as TDRs were four, two, and five, respectively.

All borrowers whose loans were modified as TDRs during the years ended December 31, 2013, 2012, and 2011 were experiencing financial difficulties.  The TDRs that occurred during the respective years included modifications to terms that allowed borrowers to make reduced payments.  Such modifications during the year ended December 31, 2013 included one, or a combination, of the following: (i) a forbearance of payments for a limited period of time, (ii) a change in payment terms from principal and interest to interest only payments for a limited period of time or through maturity, (iii) reduced principal and interest payments through maturity, (iv) a reduction in the stated interest rate for a limited period of time or through maturity, (v) the assumption of additional debt to protect the Bank’s collateral position, (vi) forgiveness of principal, and (vii) proposed forgiveness of principal contingent upon the satisfaction of the modified terms.  Modifications involving a reduction of the stated interest rate of the loan for a limited period of time were for periods ranging up to twelve months.   Modifications involving interest-only payments for a limited period of time were for periods ranging from two months to twelve months.  Principal forgiven in the amount of $565 was offset by existing reserves from purchase accounting adjustments in the amount of $545 which resulted in a net charge-off of $20.

The TDRs that occurred during the year ended December 31, 2012 included one, or a combination, of the following: (i) a reduction of the stated interest rate of the loan, (ii) interest only payments for a limited period of time or through maturity, (iii) reduced principal and interest payments through maturity.   Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from two months to eight years and eight months.  Modifications involving interest-only payments for a limited period of time were for periods ranging from one month to one year and three months.  The TDRs that occurred during the year ended December 31, 2011 included modifications to terms such as a reduction of the stated interest rate of the loan, interest only payments for a limited period of time, or a permanent reduction of the recorded investment in the loan.

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

As of December 31, 2013, the Company had extended additional credit of $483 to customers with outstanding loans whose terms have been modified as TDRs, whereas the Company had not committed to lend additional amounts as of December 31, 2012.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.  The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
(Dollars in thousands)	Number of loans	Recorded Investment	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Real estate mortgage loans:
Commercial	-	$-	-	$-	1	$3,077
Construction and land	1	201	-	-	2	3,818
Total	1	$201	-	$-	3	$6,895

The TDR for which there was a payment default within twelve months following the modification did not impact the allowance for loan losses or result in charge-offs during the year ended December 31, 2013.  There were no TDRs for which there was a payment default within twelve months following the modification during the year ended December 31, 2012.  The TDRs for which there was a payment default within twelve months following the modification increased the allowance for loan losses by $1,337 and resulted in charge-offs of $588 during the year ended December 31, 2011.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the years ended December 31, 2013 and 2012. These loans had a total recorded investment of $7,228 and $19,284 as of December 31, 2013 and 2012, respectively, and involved loans to borrowers who were not experiencing financial difficulties.  Modifications to terms included one, or a combination of, the following: (i) allowing the borrowers to make interest-only payments for a limited period of time (generally 18 months or less), (ii) adjusting the interest rate to a market interest rate for a limited time or through maturity, (iii) allowing a delay in payment that was considered to be insignificant, (iv) an extension of credit with an additional increase in principal payments, or (v) reduced principal and interest payments with the remaining principal due at maturity.

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

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans.  As of December 31, 2013 and 2012, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)		Special
December 31, 2013	Pass	Mention	Substandard	Doubtful	Total
Commercial loans	$42,945	$295	$615	$-	$43,855
Real estate mortgage loans:
Residential	59,003	5,301	6,888	-	71,192
Commercial	198,447	10,836	13,899	-	223,182
Construction and land	21,652	350	8,353	-	30,355
Consumer and other loans	1,633	32	376	-	2,041
Total	$323,680	$16,814	$30,131	$-	$370,625

		Special
December 31, 2012	Pass	Mention	Substandard	Doubtful	Total
Commercial loans	$37,206	$415	$139	$-	$37,760
Real estate mortgage loans:
Residential	66,405	6,401	7,508	-	80,314
Commercial	207,674	14,970	17,195	-	239,839
Construction and land	19,229	4,660	13,668	-	37,557
Consumer and other loans	2,507	12	249	-	2,768
Total	$333,021	$26,458	$38,759	$-	$398,238

Included in the risk category of loans by class of loans tables above are loans acquired in the merger with ABI.  The following table presents the recorded investment of these loans by class of loans as of December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012
Special mention	$711	$6,963
Substandard	9,170	20,897
Doubtful	-	-
Total	$9,881	$27,860

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

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

Loans acquired from the merger with ABI:
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

As a result of management’s ongoing analysis in the normal course of business, charge-offs had been previously recorded on some of the loans sold in the Asset Sale against the borrower’s principal balance to arrive at the recorded investment.  These charge-offs were based on one or a combination of the following factors:

1)	Most recent appraisal (discounted if appropriate) compared to the recorded investment;

2)	Underlying cash flows of the borrower/guarantor as compared to the recorded investment; and

3)	Settlement discussions with the borrower as compared to the recorded investment.

The final Asset Sale price included charge-offs related to ongoing impairment analysis that occurs in the normal course of business, based on facts and circumstances known to management at that time, as well as additional discounts directly related to the Asset Sale.  Total net charge-offs recorded on December 31, 2012 as a result of the Asset Sale were $13,206 which was comprised of $4,395 in charge-offs included in our allowance for loan losses historical factor.  Additional charge-offs in the amount of $8,811 directly related to the Asset Sale activities were excluded from our allowance for loan losses historical factor as they were not indicative of historical activities.

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table presents the carrying amount and composition of loans sold during the year ended December 31, 2011:

(Dollars in thousands)	2011
Commercial loans	$20
Real estate mortgage loans:
Residential	1,401
Commercial	11,649
Construction and land	840
Consumer and other loans	-
Total	$13,910

There were no loans classified as held-for-sale as of December 31, 2013 and 2012, respectively.

Purchased loans

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The following table presents the carrying amounts of these loans as of December 31, 2013, 2012 and 2011:

(Dollars in thousands)	2013	2012	2011
Commercial loans	$160	$206	$676
Real estate mortgage loans:
Residential	5,137	10,799	14,392
Commercial	14,359	15,709	18,519
Construction and land	1,398	10,404	15,207
Consumer and other loans	2	5	121
Unpaid principal balance	$21,056	$37,123	$48,915

Carrying amount	$18,861	$32,470	$40,170

Accretable yield, or income expected to be collected, from these loans was as follows:

(Dollars in thousands)
Balance as of December 31, 2011	$16,343
New loans purchased, including loans classified as held-for-sale	-
Accretion of income	(2,593)
Reduction for loans sold, paid off and other	(1,923)
Loans charged off	-
Reclassifications from nonaccretable difference	-
Disposals	-
Balance as of December 31, 2012	$11,827
New loans purchased, including loans classified as held-for-sale	-
Accretion of income	(1,850)
Reduction for loans sold, paid off and other	110
Loans charged off	(1,094)
Reclassifications from nonaccretable difference	-
Disposals	-
Balance as of December 31, 2013	$8,993

For those purchased loans disclosed above, the Company carries an allowance for loan losses to $392, $2,114 and $4 during the years ended December 31, 2013, 2012 and 2011, respectively.  Additionally, no allowance for loan losses related to these loans was reversed during the aforementioned time periods.

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected.  The carrying amount of such loans was $2,577, $10,291, and $11,051 as of December 31, 2013, 2012 and 2011, respectively.

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2013 and 2012 were as follows:

(Dollars in thousands)	2013	2012
Land	$2,439	$2,439
Buildings	4,457	4,448
Furniture, fixtures and equipment	2,196	2,351
Leasehold improvements	2,985	2,902
Construction in progress	-	-
Premises and equipment, gross	12,077	12,140
Less:
Accumulated depreciation	(5,656)	(5,188)
Premises and equipment, net	$6,421	$6,952

Depreciation expense, including amortization of leasehold improvements, was $701, $572 and $623 for the years ended December 31, 2013, 2012 and 2011, respectively.

Operating Leases

The Company leases certain office facilities under operating leases that generally contain annual escalation clauses and renewal options.  Rent expense was $978, $920 and $927 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, future minimum rent commitments under non-cancelable operating leases, before considering renewal options that generally are present, were as follows:

(Dollars in thousands)
2014	$1,046
2015	1,039
2016	580
2017	198
2018	202
Thereafter	805
Total	$3,870

NOTE 6—OTHER REAL ESTATE OWNED

The following table presents activity in OREO for the years ended December 31, 2013, 2012, and 2011:

(Dollars in thousands)	2013	2012	2011
Beginning balance	$6,971	$7,968	$5,733
Additions(1)	4,282	9,039	7,516
Direct write-downs to income statement, net	(1,097)	(2,789)	(1,804)
Direct write-downs to goodwill	-	-	(43)
Proceeds received on sales(2)	(7,313)	(7,187)	(3,459)
Net gain (loss) on sales	235	(60)	25
Ending balance	$3,078	$6,971	$7,968

(1)	Additions included $0 and $251 in net gains and $162 and $29 in write-downs that were charged to the allowance for loan losses during the years ended December 31, 2013 and 2012, respectively.
(2)	Proceeds received on sales during the year ended December 31, 2012 included $392 from the Asset Sale completed on December 31, 2012.

JACKSONVILLE BANCORP, INC.

NOTE 6—OTHER REAL ESTATE OWNED (CONTINUED)

Expenses related to OREO are included in Noninterest expense on the Company’s Consolidated Statements of Operations.   The following table presents more detailed information related to OREO expenses incurred during the years ended December 31, 2013, 2012, and 2011:

(Dollars in thousands)	2013	2012	2011
Operating expenses, net	$974	$1,036	$485
Write-downs, net	1,097	2,739	1,804
Gain upon acquisition	-	(95)	(204)
Net (gain) loss on sales	(235)	60	(25)
Other real estate owned expense	$1,836	$3,740	$2,060

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in goodwill during the years ended December 31, 2013 and 2012 was as follows:

(Dollars in thousands)
Balance as of December 31, 2011	$3,137
Additions	-
Impairment	(3,137)
Balance as of December 31, 2012	$-
Additions	-
Impairment	-
Balance as of December 31, 2013	$-

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

The Company evaluates goodwill for impairment annually as of September 30th unless events or changes in circumstances indicate potential impairment has occurred between formal assessments. A third-party valuation specialist is engaged to assist management in determining the fair value of the Company and whether goodwill was impaired. The fair value is determined by comparing the output of several different valuation methodologies including:

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

An impairment analysis as of December 31, 2011 determined that as a result of our net loss as of December 31, 2011, largely due to the recording of an additional provision for loan losses and a full valuation allowance on our deferred tax asset, there was a goodwill impairment of $11,159, leaving a balance of $3,137.  The annual impairment analysis as of September 30, 2012 determined that there had been a goodwill impairment of $3,137, which reduced the carrying value of the remaining goodwill balance to zero.  This impairment was due to several factors, including the financial performance of the Company through September 30, 2012 resulting from the increased provision for loan losses.  The Company recorded a charge to earnings for the same amount of the impairment expenses which contributed to our net loss for the years ended December 31, 2012 and 2011, respectively.

JACKSONVILLE BANCORP, INC.

NOTE 7—GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)

Other Intangible Assets

Other intangible assets consist of a core deposit intangible asset arising from the acquisition of ABI.  The following table summarizes the gross carrying amount and accumulated amortization of this intangible as of December 31, 2013 and 2012:

(Dollars in thousands)	2013	2012
Other intangible assets, gross	$2,453	$2,453
Less: Accumulated amortization	(1,604)	(1,193)
Other intangible assets, net	$849	$1,260

Aggregate amortization expense for the years ended December 31, 2013, 2012 and 2011 was $411, $514, and $602, respectively.
Estimated amortization expense for each of the next five years is as follows:

(Dollars in thousands)
2014	$279
2015	222
2016	165
2017	107
2018	76
Thereafter	-
Total	$849

NOTE 8—DEPOSITS

Time deposits of $100 or more were $96,999 and $130,870 as of December 31, 2013 and 2012, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

(Dollars in thousands)
2014	$86,876
2015	38,585
2016	10,596
2017	8,525
2018	1,511
Thereafter	-
Total	$146,093

A fair value adjustment of $763 was recorded as of the date of the ABI merger because the weighted average interest rate of ABI’s time deposits exceeded the cost of similar wholesale funding at the time of the merger.  This amount is being amortized to reduce interest expense on a declining basis over the average life of the time deposit portfolio.  Amounts amortized to interest expense during the years ended December 31, 2013, 2012 and 2011 were $45, $417 and $253, respectively.

JACKSONVILLE BANCORP, INC.

NOTE 9—RELATED PARTY TRANSACTIONS

Loans to Related Parties

Included in Loans, net on the Consolidated Balance Sheets are loans to principal officers, directors and their affiliates.  Activity related to these loans during the years ended December 31, 2013 and 2012 was as follows:

(Dollars in thousands)
Balance as of December 31, 2011	$4,929
New loans and advances	101
Repayments, charge-offs, and transfers out of related party	(2,734)
Balance as of December 31, 2012	$2,296
New loans and advances	444
Repayments, charge-offs, and transfers out of related party	(194)
Balance as of December 31, 2013	$2,546

Deposits from executive officers, directors and their affiliates as of December 31, 2013 and 2012 were $13,011 and $9,964, respectively.

Loans from Related Parties

During the year ended December 31, 2011, Bancorp entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties.  The total borrowing capacity under the Revolvers was $2,200 and $4,000 as of December 31, 2013 and 2012, respectively.  Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding.  To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  The Revolvers mature on January 1, 2015. There were no outstanding borrowings under the Revolvers as of December 31, 2013, whereas the Company had $2,200 outstanding as of December 31, 2012.  Remaining funds available were $2,200 and $1,800 as of the same dates.

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

Transactions with Principal Owners

Transactions with principal owners include those with owners of record or known beneficial owners of more than 10% of voting interests of the Company.  The Company’s largest shareholder, CapGen Capital Group IV LP (“CapGen”) and its affiliates, were the sole beneficial owners of more than 10% of the Company during the years ended December 31, 2013, 2012, and 2011.  Please refer to Note 2 – Capital Raise Transactions for additional information related to transactions with CapGen during recent years.

JACKSONVILLE BANCORP, INC.

NOTE 10—SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2013 and 2012, advances from the FHLB were as follows:

(Dollars in thousands)	2013	2012
Overnight advances maturing daily at a daily variable interest rate of 0.36% on December 31, 2013	$-	$-
Advances maturing July 15, 2014 at a fixed rate of 2.42%	2,500	2,500
Advance maturing January 9, 2015 at a fixed rate of 0.88%	4,000	4,000
Advances maturing March 2, 2015 at a fixed rate of 0.76%	2,000	2,000
Advances maturing July 15, 2016 at a fixed rate of 2.81%	2,500	2,500
Advances maturing January 9, 2017 at a fixed rate of 1.40%	4,000	4,000
Advances maturing May 30, 2017 at a fixed rate of 1.23%	5,000	5,000
Total advances from the FHLB	$20,000	$20,000

Each advance is payable at its maturity date, with a prepayment penalty for early termination.  The advances were collateralized by a blanket lien arrangement on the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $26,716 as of December 31, 2013 and had borrowed $20,000, leaving $6,716 available.  As of December 31, 2012, the Company was eligible to borrow up to a total of $35,067 and had borrowed $20,000, leaving $15,067 available as of the same date.

A fair value adjustment of $124 was recorded as of the date of the ABI merger because the interest rate of the FHLB advances exceeded the cost of similar advances at the time of the merger.  This amount was amortized to reduce interest expense over the remaining life of the advance on a straight-line basis and was fully amortized as of December 31, 2012.

During the year ended December 31, 2008, the Company established a “Borrower in Custody” line of credit with the Federal Reserve Bank by pledging collateral. The amount of this line as of December 31, 2013 and 2012 was $24,875 and $22,917, respectively, all of which was available as of the respective dates. The Bank also has an unsecured federal funds purchased accommodation with its main correspondent bank totaling $9,000, all of which was available as of December 31, 2013 and 2012, respectively.  During the year ended December 31, 2013, the Bank established an additional unsecured federal funds purchased accommodation with its secondary correspondent bank for $10,000, all of which was available as of December 31, 2013.  Availability of funds under the unsecured federal funds purchased accommodations are based on the Company’s capital adequacy as of that date; therefore, total funds available under these accommodations could fluctuate period-over-period.

Also included in FHLB advances and other borrowings on the Company’s Consolidated Balance Sheets were amounts related to certain loan participation agreements that were classified as secured borrowings as they did not qualify for sale accounting treatment.  As of December 31, 2013 and 2012, these loan participation agreements were $153 and $176, respectively.  A corresponding amount was recorded as an asset within Loans on the Company’s Consolidated Balance Sheets.

Scheduled maturities of short-term borrowings and FHLB advances for the next five years are as follows:

(Dollars in thousands)
2014	$2,500
2015	6,000
2016	2,500
2017	9,000
2018	-
Thereafter	-
Total	$20,000

JACKSONVILLE BANCORP, INC.

NOTE 11—SUBORDINATED DEBENTURES

The Company and ABI have participated in four offerings related to debt securities and trust preferred securities from June 17, 2004 to June 20, 2008.  For the purpose of issuing the trust preferred securities, Bancorp formed the following wholly owned statutory trust subsidiaries: Jacksonville Statutory Trust I (the “Trust I”), Jacksonville Statutory Trust II (the “Trust II”), and Jacksonville Bancorp, Inc. Statutory Trust III (the “Trust III”).  Upon the successful completion of the merger with ABI during the year ended December 31, 2010, Bancorp acquired the Atlantic BancGroup, Inc. Statutory Trust I (the “ABI Trust I”), which was formed by ABI for the same purpose of issuing trust preferred securities.

On June 4, 2004, December 14, 2006 and June 20, 2008 respectively, Trust I, Trust II, and Trust III used the proceeds from the issuance of trust preferred securities to acquire junior subordinated debentures of Bancorp.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a variable rate equal to the interest rate on the debt securities.  The following table presents information related to the issuance of trust preferred securities by Bancorp during the years ended December 31, 2004, 2006, and 2008, respectively:

Statutory Trust	Type of Offering	Proceeds from Issuance	Interest Rate	Initial Interest Rate
Trust I	pooled offering	$4,000	three-month LIBOR plus 263 basis points	4.06%
Trust II	pooled offering	3,000	three-month LIBOR plus 173 basis points	7.08
Trust III	private offering	7,550	three-month LIBOR plus 375 basis points	6.55

The initial interest rates at the time of issuance for Trust I, Trust II, and Trust III are subject to change on a quarterly basis.  Rates in effect for the years ended December 31, 2013, 2012 and 2011 were as follows:

Statutory Trust	2013	2012	2011
Trust I	2.87%	2.94%	3.19%
Trust II	1.97	2.04	2.28
Trust III	3.99	4.06	4.30

On September 15, 2005, ABI participated in a pooled offering of trust preferred securities and formed ABI Trust I.  Upon the successful completion of the merger with ABI during the year ended December 31, 2010, Bancorp acquired the ABI Trust I.  The ABI Trust I used the proceeds from the issuance of $3,000 in trust preferred securities to acquire fixed/floating rate junior subordinated deferrable interest debentures of ABI.  The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate of 5.89% equal to the interest rate on the debt securities, both payable quarterly for a period of five years.  Beginning on September 15, 2010, the quarterly rates became varied based on the three-month LIBOR plus 150 basis points.  The rates in effect as of December 31, 2013, 2012 and 2011 were 1.74%, 1.81% and 2.05%, respectively.

A fair value adjustment of $1,596 was recorded as of date of the ABI merger as the interest rates on the trust preferred securities were less than the cost of similar trust preferred securities at the time of the merger.  This amount is being amortized to increase interest expense on a straight-line basis over the remaining life of ABI Trust I.  During the years ended December 31, 2013, 2012 and 2011, amounts amortized to interest expense were $64, $64 and $64, respectively.

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure on the trust preferred securities issued by Trust III.  Under the terms of the agreement, the Company has agreed to pay a fixed rate of 7.53% on the notional amount of $7,550 for a period of ten years in exchange for the original floating rate contract (three-month LIBOR plus 375 basis points).  Please refer to Note 12—Derivative Financial Instruments for additional information related to the terms of this agreement.

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

JACKSONVILLE BANCORP, INC.

NOTE 11—SUBORDINATED DEBENTURES (CONTINUED)

Interest on all subordinated debentures related to trust preferred securities is payable quarterly.  Under these arrangements, the Company has the right to defer dividend payments to the trust preferred security holders for up to five years.  During the year ended December 31, 2012, the Company exercised its contractual right to defer interest payments with respect to all of the outstanding trust preferred securities.  Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty.  Subsequent to their deferral, these payments were periodically evaluated and reinstated as of March 15, 2013.  Previously deferred payments were paid in full as of the same date.

As of December 31, 2013 and 2012, the Company treated these trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes.  Please refer to Note 16—Capital Adequacy for additional information related to the Company’s treatment of the trust preferred securities in regards to its capital requirements.

NOTE 12—DERIVATIVE FINANCIAL INSTRUMENTS

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

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure.  Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating-rate contract (three-month LIBOR plus 375 basis points).  The fair value of this derivative instrument was $765 and $1,294 as of December 31, 2013 and 2012, respectively.  The fair value of the hedged item as of December 31, 2013 and 2012 was $4,636 and $5,531, respectively.

The interest rate swap was designated as a cash flow hedge and was determined to be fully effective during all periods presented.  As such, no amount of ineffectiveness has been included in net income and the aggregate fair value of the swap is recorded in Accrued expenses and other liabilities on the Consolidated Balance Sheets with changes in fair value recorded in other comprehensive income (“OCI”).  The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining terms of the swap.

Credit risk may result from the inability of the counterparties to meet the terms of their contracts.  The Company’s exposure is limited to the replacement value of the contracts rather than the notional amount.

Summary information related to the interest rate swap as of December 31, 2013 and 2012 was as follows:

(Dollars in thousands)	2013	2012
Notional amount	$7,550	$7,550
Fair value	765	1,294
Cumulative unrealized losses, net of tax	(277)	(807)

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of operations relating to the interest rate swap during the years ended December 31, 2013, 2012 and 2011:

(Dollars in thousands)	2013	2012	2011
Amount of gain (loss):
Recognized in OCI (effective portion)	$530	$(89)	$(452)
Reclassified from OCI to interest income	-	-	-
Recognized in other noninterest income (ineffective portion)	-	-	-

Interest expense recorded on this swap transaction is reported as a component of Subordinated Debentures on the Consolidated Statements of Operations and totaled $268, $255 and $265 during the years ended December 31, 2013, 2012 and 2011, respectively.

JACKSONVILLE BANCORP, INC.

NOTE 13—LOAN COMMITMENTS AND OTHER CONTINGENT LIABILITIES

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

The contractual amounts of variable and fixed rate financial instruments with off-balance sheet risk as of December 31, 2013 and 2012 were as follows:

	2013		2012
(Dollars in thousands)	Fixed Rates	Variable Rates	Fixed Rates	Variable Rates
Unused lines of credit	$6,126	$27,408	$3,356	$30,688
Standby letters of credit	-	826	-	1,096

The fixed rate loan commitments as of December 31, 2013 have interest rates ranging from 2.3% to 16.5% and maturities ranging from five months to fifteen years.

NOTE 14—SHAREHOLDERS’ EQUITY

Preferred Equity

As of December 31, 2013 and December 31, 2012, Bancorp was authorized to issue up to 10,000,000 shares of preferred stock, par value $0.01 per share.  During the year ended December 31, 2012, Bancorp designated and issued two series of preferred stock in connection with the Company’s capital raise efforts.  The voting and other powers, preferences and relative participating, optional or other rights, and the qualifications, limitations and restrictions of each series of Bancorp’s preferred stock are set forth in the corresponding amendment to Bancorp’s Amended and Restated Articles of Incorporation designating such series of preferred stock.  Material features of each series of preferred stock are discussed below.

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

In connection with the Private Placement, all of the issued and outstanding shares of Series B Preferred Stock were exchanged, on a one for one basis, for shares of Series A Preferred Stock.  As a result, no shares of Series B Preferred Stock were issued or outstanding as of December 31, 2013 and 2012, respectively.

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

JACKSONVILLE BANCORP, INC.

NOTE 14—SHAREHOLDERS’ EQUITY (CONTINUED)

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

On February 19, 2013, the Company filed the Capital Amendment with the Florida Secretary of State, and on the same date, all of the outstanding shares of the Company’s Series A Preferred Stock automatically converted into an aggregate of 2,382,000 shares of common stock and 2,618,000 shares of nonvoting common stock (the “Conversion”).  The Conversion was based on a conversion price of $10 per share and a conversion rate of 100 shares of common stock and/or nonvoting common stock for each share of Series A Preferred Stock outstanding.  In addition, the full balance of the discount due to the beneficial conversion feature was transferred from common stock to preferred stock and recognized as an implied preferred stock dividend, which decreased retained earnings and net income available to common shareholders in the earnings per share calculation.  As a result of the Conversion, no shares of the Series A Preferred Stock remained outstanding and an aggregate of 2,676,544 shares of common stock and 2,618,000 shares of nonvoting common stock were outstanding immediately following the Conversion.  Preferred stock on the consolidated balance sheets was $0 and 18,536 as of December 31, 2013 and 2012, respectively.

Common Equity

As a result of the Capital Amendment (described above), the number of authorized shares of the Company’s common stock, par value $0.01 per share, increased from 2,000,000 as of December 31, 2012 to 20,000,000 as of December 31, 2013.  In addition, a new class of nonvoting common stock, par value $0.01 per share, was authorized in the amount of 5,000,000 shares.  Other than voting rights, the common stock and nonvoting common stock have the same rights and privileges, share ratably in all assets of the Company upon its liquidation, dissolution or winding-up, will be entitled to receive dividends in the same amount per share and at the same time when, as and if declared by Bancorp’s Board of Directors, and are identical in all other respects as to all other matters (other than voting).  Holders of the nonvoting common stock are not entitled to vote except as required by the Florida Business Corporation Act.  In addition, holders of the nonvoting common stock have no cumulative voting rights or preemptive rights (other than the limited contractual preemptive rights of certain shareholders) to purchase or subscribe for any additional shares of common stock or nonvoting common stock or other securities, and there are no redemption or sinking fund provisions with respect to the nonvoting common stock.

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

JACKSONVILLE BANCORP, INC.

NOTE 14—SHAREHOLDERS’ EQUITY (CONTINUED)

As of December 31, 2013 and 2012, the carrying amount of common stock outstanding was $32 and $3, respectively.  The carrying amount of nonvoting common stock outstanding was $26 as of December 31, 2013.  As of December 31, 2012, there were no shares of nonvoting common stock authorized or outstanding, and therefore, had no carrying amount as of the same date.

Reverse Stock Split

On October 8, 2013, Bancorp’s Board of Directors approved a one-for-twenty (1-for-20) reverse stock split of the Company’s common stock and nonvoting common stock, effective at 12:01 a.m. on October 24, 2013.  As a result of the reverse stock split, the stated capital attributable to common stock and nonvoting common stock was reduced by dividing the amount of the stated capital prior to the reverse stock split by 20 (including retrospective adjustment of prior periods) and an equivalent increase to additional paid-in capital.  Additional adjustments were made to the aforementioned accounts as a result of rounding to avoid the existence of fractional shares.  The reverse stock split reduced the number of authorized shares of common stock and nonvoting common stock; however, the par value per share of each class of common stock remained unchanged.

The reverse stock split was implemented primarily to regain compliance with NASDAQ continued listing standards.  The Company’s common stock will continue to trade on a post-split basis on the NASDAQ Stock Market under the symbol “JAXB.”  All share and per share amounts disclosed in the Consolidated Financial Statements and the accompanying notes have been retrospectively adjusted to reflect the common equity 1-for-20 reverse stock split, including common shares outstanding, earnings per share and share-based compensation.  Please refer to Note 18 – Share-based Compensation and Note 20 – Earnings Per Share for additional information on the related subject matters and the corresponding impact of the reverse stock split.

Accumulated Other Comprehensive Income

The following table presents information related to changes in accumulated other comprehensive income by component as of December 31, 2013 and 2012:

(Dollars in thousands)	Change in Unrealized Gains (Losses) on Available-for-Sale Securities	Change in Unrealized Derivative Gains (Losses) on Cash Flow Hedge	Total
Balance as of December 31, 2011	$1,836	$(717)	$1,118
Other comprehensive (loss) income before reclassifications	382	(89)	293
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	-
Other comprehensive (loss) income, net	382	(89)	293
Balance as of December 31, 2012	$2,218	$(807)	$1,411
Other comprehensive (loss) income before reclassifications	(2,992)	530	(2,462)
Amounts reclassified from accumulated other comprehensive (loss) income	(437)	-	(437)
Other comprehensive (loss) income, net	(3,429)	530	(2,899)
Balance as of December 31, 2013	$(1,211)	$(277)	$(1,488)

Amounts reclassified from accumulated other comprehensive income during the year ended December 31, 2013 resulted from realized gains on the sale of available-for-sale securities presented in Other income on the Consolidated Statements of Operations.  There were no reclassifications from accumulated other comprehensive income during the year ended December 31, 2012.

JACKSONVILLE BANCORP, INC.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012, by level within the hierarchy:

(Dollars in thousands)
December 31, 2013	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$8,396	$-	$8,396	$-
State and political subdivisions	8,037	-	8,037	-
Mortgage-backed securities - residential	33,225	-	33,225	-
Collateralized mortgage obligations	31,978	-	31,978	-
Corporate bonds	3,135	-	3,135	-
Liabilities:
Derivative liability	765	-	765	-

December 31, 2012	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$10,491	$-	$10,491	$-
State and political subdivisions	18,166	-	18,166	-
Mortgage-backed securities - residential	33,646	-	33,646	-
Collateralized mortgage obligations	19,527	-	19,527	-
Corporate bonds	2,155	-	2,155	-
Liabilities:
Derivative liability	1,294	-	1,294	-

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2013 and 2012, respectively.

The Company has elected the fair value option for assets and liabilities measured on a recurring basis and presented in the table above.  The following methods and significant assumptions were used to estimate the fair value of each type of financial instrument as of the respective dates:

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

JACKSONVILLE BANCORP, INC.

NOTE 15—FAIR VALUE (CONTINUED)

The following table presents information about our assets measured at fair value on a non-recurring basis as of December 31, 2013 and 2012, by level within the fair value hierarchy.  The amounts in the table represent only assets for which the carrying amount has been adjusted for impairment during the period; therefore, these amounts will differ from the total amounts outstanding.

(Dollars in thousands)
December 31, 2013	Total	Level I	Level II	Level III
Impaired Loans (Collateral Dependent):
Commercial	$-	$-	$-	$-
Real estate mortgage loans:
Residential	568	-	-	568
Commercial	2,981	-	-	2,981
Construction and land	262	-	-	262
Other real estate owned:
Real estate mortgage loans:
Residential	155	-	-	155
Commercial	169	-	-	169
Construction and land	2,754	-	-	2,754

December 31, 2012	Total	Level I	Level II	Level III
Impaired Loans (Collateral Dependent):
Commercial	$-	$-	$-	$-
Real estate mortgage loans:
Residential	149	-	-	149
Commercial	1,171	-	-	1,171
Construction and land	200	-	-	200
Other real estate owned:
Real estate mortgage loans:
Residential	4,963	-	-	4,963
Commercial	195	-	-	195
Construction and land	1,813	-	-	1,813

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

JACKSONVILLE BANCORP, INC.

NOTE 15—FAIR VALUE (CONTINUED)

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

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs.  There were no transfers between fair value levels for December 31, 2013 and 2012, respectively.

Quantitative Information about Level III Fair Value Measurements

The following table presents quantitative information about unobservable inputs for assets measured on a non-recurring basis using Level III measurements as of December 31, 2013 and 2012. This quantitative information is the same for each class of loans.

(Dollars in thousands) December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans (collateral dependent)	$3,811	Market comparable properties	Marketability discount	0% – 23.5%	1.6%
Other real estate owned	3,078	Market comparable properties	Comparability adjustments	0% – 20.0%	1.8

December 31, 2012	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans (collateral dependent)	$1,520	Market comparable properties	Marketability discount	0% – 20.0%	9.1%
Other real estate owned	6,971	Market comparable properties	Comparability adjustments	9.2% – 36.5%	10.3

The reduced weighted average discount on appraisals of collateral on impaired loans and OREO as of December 31, 2013 were the result of updated appraisals, stabilization in the local real estate markets, and disposition values based on offers to purchase and sales of similar properties, among other factors.

The table below summarizes the outstanding balance, valuation allowance, net carrying amount and period expense related to Level III non-recurring instruments as of, and for the years ended, December 31, 2013 and 2012:

(Dollars in thousands) December 31, 2013	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral dependent)	$5,767	$1,956	$3,811	$2,441
Other real estate owned	4,036	958	3,078	1,097

December 31, 2012	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral dependent)	$2,918	$1,398	$1,520	$8,821
Other real estate owned	7,908	937	6,971	2,789

JACKSONVILLE BANCORP, INC.

NOTE 15—FAIR VALUE (CONTINUED)

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments as of December 31, 2013 and 2012 were as follows:

	2013			2012
	Carrying	Fair		Carrying	Fair
(Dollars in thousands)	Amount	Value		Amount	Value
Financial assets:
Cash and cash equivalents	$40,325	$40,325		$72,079	$72,079
Securities available-for-sale	84,771	84,771		83,985	83,985
Loans, net	354,592	361,874		377,833	383,987
Federal Home Loan Bank stock	1,580	N/	A	1,771	N/	A
Independent Bankers' Bank stock	-	N/	A	178	N/	A
Accrued interest receivable	1,723	1,723		2,059	2,059

Financial Liabilities:
Deposits	$434,966	$422,430		$490,021	$494,211
Other borrowings	20,153	20,351		22,376	22,802
Subordinated debentures	16,154	7,275		16,090	8,277
Accrued interest payable	167	167		554	554
Interest rate swap	765	765		1,294	1,294

The methods and assumptions, not previously presented, used to estimate fair value as of December 31, 2013 and 2012 were as follows:

Cash and cash equivalents:
The carrying amounts of cash and cash equivalents approximate the fair value and are classified as either Level I or Level II in the fair value hierarchy, with Level II comprised solely of national certificates of deposit held by the Bank.  As of December 31, 2013 and 2012, the breakdown of cash and cash equivalents between Level I and Level II were as follows:

	2013		2012
(Dollars in thousands)	Level I	Level II	Level I	Level II
Cash and cash equivalents	$34,139	$6,186	$70,335	$1,744

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

Federal Home Loan advances:
The fair value of FHLB advances is estimated using a discounted cash flow analysis based on the current borrowing rates for similar types of borrowings resulting in a Level II classification.

JACKSONVILLE BANCORP, INC.

NOTE 15—FAIR VALUE (CONTINUED)

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

Off-balance sheet instruments:
The fair value of off-balance sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The majority of the Company’s off-balance sheet instruments consist of non-fee producing commitments to extend credit in the form of unused lines of credit and standby letters of credit.  These instruments do not represent a significant value until such commitments are funded or closed.  The fair value of commitments outstanding was not significant as of December 31, 2013 and 2012, respectively, as fees charged were immaterial.  Please refer to Note 13 – Loan Commitments and Other Contingent Liabilities for additional information related to the contractual amounts of variable and fixed rate financial instruments with off-balance sheet risk as of the respective dates.

NOTE 16—CAPITAL ADEQUACY

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

The Bank was well capitalized as of December 31, 2013 and 2012, respectively.  Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the Federal Deposit Insurance Corporation (“FDIC”) prior to accepting or renewing brokered deposits.  FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had a memorandum of understanding (“MoU”) with the FDIC and the Florida Office of Financial Regulation (“OFR”) that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%.  On July 13, 2012, the 2008 MoU was replaced by a new MoU  (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%.   The Bank met the minimum capital requirements of the 2012 MoU as of December 31, 2013 and 2012, when the Bank had total risk-based capital of 14.11% and 12.70%, respectively, and Tier 1 leverage capital of 9.33% and 8.29% as of the same dates.

JACKSONVILLE BANCORP, INC.

NOTE 16—CAPITAL ADEQUACY (CONTINUED)

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.  The Federal Reserve has a minimum guideline for bank holding companies (on a consolidated basis) of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total capital to risk-weighted assets of at least 8.00%, at least half of which must be Tier 1 capital.  As of December 31, 2013 and 2012, Bancorp met these requirements.

The following table presents the capital ratios and related information for Bancorp (on a consolidated basis) and the Bank as of December 31, 2013 and 2012:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital to risk-weighted assets:
Consolidated	$55,515	14.91%	$29,779	8.00%	N/	A	N/	A
Bank	52,488	14.11	29,754	8.00	$37,192		10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	46,378	12.46	14,889	4.00	N/	A	N/	A
Bank	47,702	12.83	14,887	4.00	22,315		6.00
Tier 1 (Core) capital to average assets:
Consolidated	46,378	9.05	20,491	4.00	N/	A	N/	A
Bank	47,702	9.33	20,443	4.00	25,553		5.00

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital to risk-weighted assets:
Consolidated	$52,194	13.02%	$32,080	8.00%	N/	A	N/	A
Bank	50,860	12.70	32,047	8.00	$40,058		10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	41,625	10.38	16,040	4.00	N/	A	N/	A
Bank	45,665	11.40	16,023	4.00	24,035		6.00
Tier 1 (Core) capital to average assets:
Consolidated	41,625	7.54	22,086	4.00	N/	A	N/	A
Bank	45,665	8.29	22,021	4.00	27,527		5.00

Dividends and Distributions

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt.  Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to its shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings.  Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the Bank’s regulators.  The Bank has not paid dividends since October 2009 and cannot currently pay dividends.  Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies and enforcement actions.  Bancorp has relied upon proceeds from the recent capital raise transactions as well as the revolving loan agreements with certain of its directors and other related parties to pay its expenses during such time.  As of December 31, 2013 and 2012, remaining funds available under the Revolvers were $2,200 and $1,800, respectively.  Please refer to Note 9 – Related Party Transactions for additional information related to loans from related parties.

JACKSONVILLE BANCORP, INC.

NOTE 17—BENEFIT PLANS

Defined Contribution Plan

The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain minimum eligibility requirements.  The plan allows employee contributions up to the maximum voluntary salary deferral limitations established by the Internal Revenue Service (IRS).  Eligible employee contributions were matched by the Company equal to 100% of the first 2.5%, 2.5%, and 2.0% of the compensation contributed for the years ended December 31, 2013, 2012 and 2011, respectively.  Employee contributions are always vested at 100%, whereas profit sharing and matching contributions are subject to certain vesting schedules based on years of service.  Plan-related expenses for the years ended December 31, 2013, 2012 and 2011 were $113, $88, and $72, respectively.

NOTE 18—SHARE-BASED COMPENSATION

On April 25, 2006, Bancorp’s shareholders approved the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). Under the 2006 Plan, up to 1,000 shares of Bancorp’s common stock were made available for issuance for awards in the form of incentive stock options, restricted stock, restricted stock units, performance grants or stock appreciation rights.

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

On April 29, 2008, the shareholders approved an amendment and restatement of the 2006 Plan (the “Restated 2006 Plan”).  Under the Restated 2006 Plan, an aggregate of 3,500 shares of Bancorp common stock were reserved for issuance.  In addition, no more than 750 shares may be allocated to incentive awards, including the maximum shares payable under a performance grant, that are granted during any single taxable year to any individual participant who is an employee of Bancorp or any subsidiary thereof.

On April 27, 2010, the shareholders approved the first amendment to the Restated 2006 Plan.  Under this amendment, an aggregate of 9,000 shares of Bancorp common stock were reserved for issuance.  Additionally, the 750 share limitation discussed above was eliminated.  As of December 31, 2013, a plan limitation on performance grants issued within one fiscal year existed in the amount of $500.

Stock options are granted under the Restated 2006 Plan, as amended, with an exercise price equal to or greater than the stock fair market value at the date of grant.  Stock options granted prior to 2009 had ten-year lives, while those granted during the year ended December 31, 2009, and thereafter, had five-year lives.  All stock options granted have generally contained vesting terms of three to five years.  Historically, certain grants have been made that vest immediately.  Common stock issued upon exercise of stock options are treated as newly-issued shares.

During the year ended December 31, 2012, the Company executed employment agreements with two of its executive officers, Stephen C. Green, then-current President and Chief Executive Officer, and Margaret A. Incandela, Executive Vice President, Chief Operating Officer and Chief Credit Officer, with contemplated equity awards in the form of stock options and/or restricted stock, subject to certain conditions. These conditions included, among other things, (i) the completion and size of the Private Placement and (ii) approval by shareholders of an amendment to the 2008 Amendment and Restatement of the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan, as amended (“Stock Incentive Plan”), to increase the number of shares of common stock available for issuance.  These contemplated equity awards were also subject to approval by the Compensation Committee of Bancorp’s Board of Directors (the “Compensation Committee”).

On February 18, 2013, shareholders approved the amendment to the Restated 2006 Plan to increase the number of shares of common stock available for issuance from 9,000 to 350,000, and to eliminate certain minimum vesting conditions for awards of restricted stock and restricted stock units.  This amendment was approved in conjunction with the contemplated equity awards agreed upon in the aforementioned executive employment agreements.
In accordance with their respective executive employment agreements, Mr. Green and Ms. Incandela are entitled to receive stock options exercisable for, or in an amount equal to, 100,000 and 75,000 shares of common stock, respectively.  During the second quarter of 2013, the Compensation Committee formally approved the stock option grants for Mr. Green.  On June 24, 2013, Mr. Green resigned as President and Chief Executive Officer of the Company, and as Chief Executive Officer of the Bank.  In connection with Mr. Green’s resignation, the aforementioned stock option grants were deemed fully vested as of the grant date and subsequently expired on September 23, 2013.  The Compensation Committee formally approved the grants for Ms. Incandela during the fourth quarter of 2013.

JACKSONVILLE BANCORP, INC.

NOTE 18—SHARE-BASED COMPENSATION (CONTINUED)

Options available to be issued under the Restated 2006 Plan, as amended, were 37,738, 2,475, and 2,365 as of December 31, 2013, 2012 and 2011, respectively.  The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes option-pricing model) that uses the assumptions noted in the table below.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The Company uses historical data to estimate option exercise and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted during the years ended December 31, 2013, 2012 and 2011, respectively, was determined using the following weighted-average assumptions as of the grant date:

	2013	2012	2011
Risk-free interest rate	0.40%	0.26%	0.99%
Expected term	2.6 years	5.0 years	5.0 years
Expected stock price volatility	3.32%	45.49%	38.57%
Dividend yield	0.00%	0.00%	0.00%

The following table presents the activity in the stock option plans for the years ended December 31, 2013 and 2012:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2011	11,188	$264.80	3.67	$-
Granted	2,000	140.00	-	-
Exercised	-	-	-	-
Forfeited	(4,575)	230.76	-	-
Expired	-	-	-	-
Outstanding as of December 31, 2012	8,613	$253.80	2.45	$-
Granted	404,999	10.96	-	-
Exercised	-	-	-	-
Forfeited	(101,211)	13.07	-	-
Expired	-	-	-	-
Outstanding as of December 31, 2013	312,401	$17.08	4.78	$-

Vested or expected to vest	306,907	$17.16	4.78	$-

Exercisable	100,275	$26.22	4.70	$107,998

Additional information related to the stock option plans during each of the past three years was as follows:

	2013		2012		2011
Intrinsic value of options exercised	N/	A	N/	A	N/	A
Cash received from option exercises	N/	A	N/	A	N/	A
Tax benefit realized from option exercises	N/	A	N/	A	N/	A
Weighted average fair value of options granted	$6.00		$9.00		$13.00

Total share-based compensation costs that have been charged against income for the years ended December 31, 2013, 2012 and 2011 were $58, $47 and $76, respectively.  As of December 31, 2013, there was $121 of total unrecognized compensation cost related to unvested stock options granted.  The cost is expected to be recognized over a remaining weighted average period of 2.27 years.

JACKSONVILLE BANCORP, INC.

NOTE 18—SHARE-BASED COMPENSATION (CONTINUED)

The following table presents restricted stock activity during years ended December 31, 2013 and 2012:

	Number of Shares	Weighted Average Grant Date Fair Value
Balance as of December 31, 2011	220	$165.44
Granted	118	46.00
Vested and distributed	(53)	186.00
Forfeited	(64)	149.56
Balance as of December 31, 2012	221	$101.24
Granted	1,202	10.00
Vested and distributed	(34)	200.00
Forfeited	(121)	76.95
Balance as of December 31, 2013	1,268	$14.34

The fair value of the shares vested was $27.00 and $46.80 per share as of December 31, 2013 and 2012, respectively.  As of December 31, 2013, there was $11 of total unrecognized compensation cost related to unvested restricted stock awards granted.  This unrecognized cost is expected to be recognized over a remaining weighted average period of 2.58 years.

All share and per share amounts have been retrospectively adjusted to reflect the common equity 1-for-20 reverse stock split completed in October 2013.  Additional adjustments were made to stock options outstanding as of the effective date to avoid the existence of fractional options.  Holders of the Company’s outstanding restricted stock received cash in lieu of fractional shares which is reflected in the Adjustments for 1-for-20 reverse stock split on the Consolidated Statements of Changes in Shareholders’ Equity as a reduction of additional paid-in capital.  Please refer to Note 14 – Shareholders’ Equity for additional information related to the reverse stock split.

NOTE 19—INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 was as follows:

(Dollars in thousands)	2013	2012	2011
Current federal	$-	$-	$476
Current state	-	-	82
Valuation allowance – federal	408	12,683	3,859
Valuation allowance – state	18	1,420	661
Deferred federal	(408)	(12,832)	1,449
Deferred state	(18)	(1,444)	247
Total income tax expense (benefit)	$-	$(173)	$6,774

Effective tax rates for the years ended December 31, 2013, 2012 and 2011 differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

(Dollars in thousands)	2013	2012	2011
Federal statutory rate times financial statement income	$(326)	$(14,695)	$(5,877)
Effect of:
Goodwill impairment	-	1,066	3,794
Tax-exempt income	(225)	(326)	(341)
Reorganization costs	2	214	-
Valuation allowance	408	12,743	4,083
State taxes, net of federal benefit	-	(16)	653
Section 382 limitation	108	783	4,414
Other, net	33	58	48
Income tax (benefit) expense	$-	$(173)	$6,774

JACKSONVILLE BANCORP, INC.

NOTE 19—INCOME TAXES (CONTINUED)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

(Dollars in thousands)	2013	2012
Deferred tax assets:
Allowance for loan losses	$5,435	$6,734
Write-downs on other real estate owned	361	512
Fair value adjustments related to business combination	1,892	3,198
Losses limited under Section 382	4,318	4,503
State and federal net operating loss carryforwards	19,010	16,076
AMT Credit	804	806
Unrealized loss on derivative	288	487
Other	482	433
Total	$32,590	$32,749

Deferred tax liabilities
Depreciation	$233	$425
Unrealized gain on securities available-for-sale	48	1,338
Core deposit intangible	319	474
Fair value adjustments related to business combination	580	604
Other	49	64
Total	$1,229	$2,905

Valuation allowance	(31,361)	(29,844)
Deferred tax asset, net	$-	$-

The Company recorded a full valuation allowance against its deferred tax asset for assets that more-likely-than-not will not be realized as of December 31, 2013 and 2012, respectively.  This decision was primarily based on an evaluation of available positive and negative evidence.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and, therefore, recorded as a benefit, the Company conducts a quarterly assessment of all available information.  This information includes, but is not limited to, taxable income in prior periods and projected future income.

The deferred tax asset associated with net operating loss carryforwards will begin to expire in 2029. Our ability to benefit from the losses incurred is limited under Section 382 as ownership of the Company changed by more than 50% in 2010.

As of December 31, 2013, the Company had a net operating loss carryforward of approximately $54,404 for U.S. federal income tax purposes that will begin to expire in 2031 and a net operating loss carry-forward of approximately $58,494 for the State of Florida income tax purposes that will begin to expire in 2030.  The Company has written off the benefit that will not be realized related to these net operating losses.  The remaining utilizable amounts as of year-end were federal net operating losses of $50,603 and Florida net operating losses of $49,732.

As of December 31, 2013, the Company has no unrecognized tax benefits.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  There were no interest and penalties related to unrecognized tax benefits recorded in the Consolidated Statements of Operations or accrued for the years ended December 31, 2013, 2012 or 2011.

The Company’s income tax returns are subject to examination by taxing authorities for all years after 2009.  The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2011 and 2012 in the fourth quarter of 2013.  The Company does not anticipate that the resolution of this examination will result in a material impact on the financial position or results of operations of the Company.

JACKSONVILLE BANCORP, INC.

NOTE 20—EARNINGS PER SHARE

The following table sets forth factors used in the computation of earnings per share for the years ended December 31, 2013, 2012 and 2011:

(Dollars in thousands, except share and per share amounts)	2013	2012	2011
Net income (loss)	$(960)	$(43,048)	$(24,059)
Noncash, implied preferred stock dividend	(31,464)	-	-
Net loss available to common shareholders	$(32,424)	$(43,048)	$(24,059)

Weighted average common shares outstanding:
Basic shares	4,749,340	294,522	294,473
Assumed exercise of stock options(1)	-	-	-
Assumed conversion of the Series A Preferred Stock(2)	-	-	-
Diluted shares	4,749,340	294,522	294,473

Loss per common share:
Basic	$(6.83)	$(146.16)	$(81.70)
Diluted	$(6.83)	$(146.16)	$(81.70)

(1)	Anti-dilutive options outstanding were 306,205, 8,834 and 11,296 as of December 31, 2013, 2012 and 2011, respectively.
(2)	Based on the initial conversion price of the $10.00 per share, anti-dilutive shares related to the conversion of the Series A Preferred Stock were 5,000,000 as of December 31, 2012. No anti-dilutive shares were outstanding as of December 31, 2013 and 2011, respectively.

Due to the fact that the Company had a year-to-date net loss available to common shareholders for the years ended December 31, 2013, 2012 and 2011, all potential common shares were excluded from the calculation of diluted earnings per share as they would have had an anti-dilutive effect for each period presented.

In accordance with U.S. GAAP, the Series A Preferred Stock was deemed to include a beneficial conversion feature with an intrinsic value of $6.29 per share for a total discount of $31,464.  On the date of conversion, the discount due to the beneficial conversion feature was recognized as an implied preferred stock dividend.  This noncash, implied dividend decreased retained earnings and net income available to common shareholders in the earnings per share calculation for the year ended December 31, 2013, presented in the table above.

All share and per share amounts have been retrospectively adjusted to reflect the common equity 1-for-20 reverse stock split.  Please refer to Note 14 – Shareholders’ Equity for additional information related to the reverse stock split.

JACKSONVILLE BANCORP, INC.

NOTE 21—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following tables present the condensed financial information of Bancorp as of December 31, 2013 and 2012, respectively, and for the years ended December 31, 2013, 2012 and 2011.

CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2013 AND 2012
(Dollars in thousands)

	2013	2012
ASSETS
Cash and cash equivalents	$3,502	$4,356
Investment in banking subsidiaries	47,341	49,143
Other assets	312	284
Total assets	$51,155	$53,783

LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debt	16,154	16,090
Accrued expenses and other liabilities	1,069	4,117
Total liabilities	$17,223	$20,207
Total shareholders’ equity	33,932	33,576
Total liabilities and shareholders’ equity	$51,155	$53,783

CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands)

	2013	2012	2011
Other income	$50	$19	$16
Interest expense	(1,000)	(1,144)	(1,066)
Other expense	(1,636)	(2,766)	(4,076)
Merger related costs	-	-	(49)

Loss before income tax benefit and undistributed subsidiary income	(2,586)	(3,891)	(5,175)
Income tax expense (benefit)	-	1,180	(142)
Equity in undistributed subsidiary income (loss)	1,626	(37,977)	(19,026)
Net loss	$(960)	$(43,048)	$(24,059)

JACKSONVILLE BANCORP, INC.

NOTE 21—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(Dollars in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net loss	$(960)	$(43,048)	$(24,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed subsidiary income	(1,626)	37,977	19,026
Amortization	64	63	64
Share-based compensation	58	47	76
Change in other assets	(28)	2,165	3,141
Change in other liabilities	(319)	156	233
Net cash used in operating activities	(2,811)	(2,640)	(1,519)

Cash flows from investing activities:
Investment in subsidiaries	-	(41,000)	(324)
Net cash used in investing activities	-	(41,000)	(324)

Cash flows from financing activities:
Proceeds from issuance of preferred stock, net	-	45,140	-
Proceeds from issuance of common stock, net	4,163	-	-
Repayment of loans from related parties	(2,200)	-	-
Adjustments for 1-for-20 reverse stock split	(6)	-	-
Proceeds from loans from related parties	-	1,000	2,200
Net cash from financing activities	1,957	46,140	2,200

Net change in cash and cash equivalents	(854)	2,500	357
Cash and cash equivalents at beginning of period	4,356	1,856	1,499
Cash and cash equivalents at end of period	$3,502	$4,356	$1,856

JACKSONVILLE BANCORP, INC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”).  Based upon management’s evaluation of those controls and procedures for the year ended December 31, 2013, the Chief Executive Officer and Chief Financial Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f), for the Company. Such internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting standards.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon the evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

JACKSONVILLE BANCORP, INC.

ITEM 9B.	OTHER INFORMATION

None.

JACKSONVILLE BANCORP, INC.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors and executive officers contained under the captions “Proposal 1: Election of Directors,” “Board of Directors, Governance and Committees,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

We have adopted a code of ethics which is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The full text of our Code of Ethics is available on our website (www.jaxbank.com).

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation” in our Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Security Ownership of Directors and Officers and Certain Beneficial Owners” and “Equity Compensation Plans Information” in our Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Board of Directors, Governance and Committees” in our Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Principal Accountant Fees and Services” and “Board of Directors, Governance and Committees—Audit Committee Pre-Approval Policies and Procedures” in our Definitive Proxy Statement for the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

JACKSONVILLE BANCORP, INC.

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

3.1e
Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of October 24, 2013 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 23, 2013, File No. 000-30248).

3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 3, 2014, File No. 000-30248).

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

10.1	Jacksonville Bancorp, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on November 9, 1999, File No. 333-90609). †

10.1a	Amendment No. 1 to Stock Option Plan (incorporated herein by reference herein to Exhibit 10.2 of the Registrant’s Form 10-QSB filed on August 14, 2002, File No. 000-30248). †

JACKSONVILLE BANCORP, INC.

Exhibit No.	Description of Exhibit

10.2
Jacksonville Bancorp, Inc., Directors’ Stock Purchase Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2003, File No. 000-30248). †

10.3
2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2008, File No. 000-30248). †

10.3a
First Amendment to the 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010, File No. 000-30248). †

10.3b
Second Amendment to the 2008 Amendment and Restatement of the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed on February 22, 2013, File No. 333-186814). †

10.4
Outsourcing Agreement by and between The Jacksonville Bank and Marshall & Ilsley Corporation, acting through its division M & I Data Services, dated as of May 13, 1998 (now known as FIS) (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form SB-2/A filed on January 5, 1999, File No. 333-64815).

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

10.14
Employment Agreement by and between The Jacksonville Bank and Scott M. Hall (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on May 15, 2009, File No. 000-30248). †

JACKSONVILLE BANCORP, INC.

Exhibit No.	Description of Exhibit

10.14a
First Amendment to the Employment Agreement by and between The Jacksonville Bank and Scott M. Hall (incorporated herein by reference to Exhibit 10.15 of the Registrant’s Form 10-K filed on March 31, 2011, File No. 000-30248). †

10.15
Employment Agreement by and between The Jacksonville Bank and Valerie A. Kendall (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 15, 2009, File No. 000-30248). †

10.15a
First Amendment to the Employment Agreement by and between The Jacksonville Bank and Valerie A. Kendall (incorporated herein by reference to Exhibit 10.17 of the Registrant’s Form 10-K filed on March 31, 2011, File No. 000-30248). †

10.16
Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A filed on August 2, 2012, File No. 000-30248). †

10.16a
Amendment No. 1 to the Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248). †

10.17
Separation, Release and Non-Disparagement Agreement by and among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 27, 2013, File No. 000-30248). †

10.18
Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Kendall L. Spencer (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 10, 2013, File No. 000-30248). †

10.19
Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Margaret A. Incandela (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A filed on September 7, 2012, File No. 000-30248). †

10.20
Agreement and General Release among Jacksonville Bancorp, Inc., The Jacksonville Bank and Price W. Schwenck (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 6, 2012, File No. 000-30248). †

10.21
Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein, dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.22
Subscription Agreement by and between Jacksonville Bancorp, Inc. and CapGen Capital Group IV LP, dated as of September 27, 2012 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 28, 2012, File No. 000-30248).

10.23
Exchange Agreement by and between Jacksonville Bancorp, Inc. and CapGen Capital Group IV LP, dated as of September 27, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on September 28, 2012, File No. 000-30248).

10.23a
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

10.24a
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

JACKSONVILLE BANCORP, INC.

Exhibit No.	Description of Exhibit

10.26a
Amended and Restated Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein, dated as of December 31, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

10.27	Form of Asset Purchase Agreement (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

21.1	Subsidiaries of Jacksonville Bancorp, Inc.*

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

32.1
Certification of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Included herewith.
†	Identifies management contracts or compensatory plans or arrangements.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Dated: March 14, 2014	By:	/S/ KENDALL L. SPENCER
Kendall L. Spencer
President and Chief Executive Officer
(Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ KENDALL L. SPENCER	President and Chief Executive Officer and	March 14, 2014
Kendall L. Spencer	Director
(Principal executive officer)

/S/ VALERIE A. KENDALL	Executive Vice President and Chief	March 14, 2014
Valerie A. Kendall	Financial Officer
(Principal financial officer and chief
accounting officer)

/S/ JOHN A. DELANEY	Director	March 14, 2014
John A. Delaney

/S/ DONALD F. GLISSON, JR.	Executive Chairman and	March 14, 2014
Donald F. Glisson, Jr.	Chairman of the Board of Directors

/S/ JAMES M. HEALEY	Director	March 14, 2014
James M. Healey

/S/ JOHN W. ROSE	Director	March 14, 2014
John W. Rose

/S/ PRICE W. SCHWENCK	Director	March 14, 2014
Price W. Schwenck

/S/ CHARLES F. SPENCER	Director	March 14, 2014
Charles F. Spencer

/S/ JOHN P. SULLIVAN	Director	March 14, 2014
John P. Sullivan

/S/ GARY L. WINFIELD	Director	March 14, 2014
Gary L. Winfield

JACKSONVILLE BANCORP, INC.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

3.1e
Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of October 24, 2013 (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 23, 2013, File No. 000-30248).

3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 3, 2014, File No. 000-30248).

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

10.1	Jacksonville Bancorp, Inc. Stock Option Plan (incorporated herein by reference to Exhibit 99.1 of the Registrant’s Registration Statement on Form S-8 filed on November 9, 1999, File No. 333-90609). †

10.1a	Amendment No. 1 to Stock Option Plan (incorporated herein by reference herein to Exhibit 10.2 of the Registrant’s Form 10-QSB filed on August 14, 2002, File No. 000-30248). †

JACKSONVILLE BANCORP, INC.

Exhibit No.	Description of Exhibit

10.2
Jacksonville Bancorp, Inc., Directors’ Stock Purchase Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 10, 2003, File No. 000-30248). †

10.3
2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2008, File No. 000-30248). †

10.3a
First Amendment to the 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010, File No. 000-30248). †

10.3b
Second Amendment to the 2008 Amendment and Restatement of the Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed on February 22, 2013, File No. 333-186814). †

10.4
Outsourcing Agreement by and between The Jacksonville Bank and Marshall & Ilsley Corporation, acting through its division M & I Data Services, dated as of May 13, 1998 (now known as FIS) (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form SB-2/A filed on January 5, 1999, File No. 333-64815).

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

JACKSONVILLE BANCORP, INC.

Exhibit No.	Description of Exhibit

10.14
Employment Agreement by and between The Jacksonville Bank and Scott M. Hall (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on May 15, 2009, File No. 000-30248). †

10.14a
First Amendment to the Employment Agreement by and between The Jacksonville Bank and Scott M. Hall (incorporated herein by reference to Exhibit 10.15 of the Registrant’s Form 10-K filed on March 31, 2011, File No. 000-30248). †

10.15
Employment Agreement by and between The Jacksonville Bank and Valerie A. Kendall (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 15, 2009, File No. 000-30248). †

10.15a
First Amendment to the Employment Agreement by and between The Jacksonville Bank and Valerie A. Kendall (incorporated herein by reference to Exhibit 10.17 of the Registrant’s Form 10-K filed on March 31, 2011, File No. 000-30248). †

10.16
Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A filed on August 2, 2012, File No. 000-30248). †

10.16a
Amendment No. 1 to the Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green (incorporated herein by reference to Exhibit 10.6 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248). †

10.17
Separation, Release and Non-Disparagement Agreement by and among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 27, 2013, File No. 000-30248). †

10.18
Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Kendall L. Spencer (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 10, 2013, File No. 000-30248). †

10.19
Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Margaret A. Incandela (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K/A filed on September 7, 2012, File No. 000-30248). †

10.20
Agreement and General Release among Jacksonville Bancorp, Inc., The Jacksonville Bank and Price W. Schwenck (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 6, 2012, File No. 000-30248). †

10.21
Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein, dated as of May 10, 2010 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on May 14, 2010, File No. 000-30248).

10.22
Subscription Agreement by and between Jacksonville Bancorp, Inc. and CapGen Capital Group IV LP, dated as of September 27, 2012 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 28, 2012, File No. 000-30248).

10.23
Exchange Agreement by and between Jacksonville Bancorp, Inc. and CapGen Capital Group IV LP, dated as of September 27, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on September 28, 2012, File No. 000-30248).

10.23a
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

10.24a
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

JACKSONVILLE BANCORP, INC.

Exhibit No.	Description of Exhibit

10.26
Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein, dated as of August 22, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed August 27, 2012, File No. 000-30248).

10.26a
Amended and Restated Registration Rights Agreement by and among Jacksonville Bancorp, Inc. and the investors named therein, dated as of December 31, 2012 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

10.27	Form of Asset Purchase Agreement (incorporated herein by reference to Exhibit 10.5 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).

21.1	Subsidiaries of Jacksonville Bancorp, Inc.*

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Chief Executive Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

32.1
Certification of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Included herewith.
†	Identifies management contracts or compensatory plans or arrangements.