Form 10-Q
period 2014-03-31
JACKSONVILLE BANCORP INC /FL/
filed 2014-05-09
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014                                                                                                                              .

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
Yes ☐ No ☒

As of April 30, 2014, the latest practicable date, there were 3,177,574 shares of the Registrant’s common stock outstanding and 2,617,521 shares of the Registrant’s nonvoting common stock outstanding.

JACKSONVILLE BANCORP, INC.

JACKSONVILLE BANCORP, INC.

SPECIAL CAUTIONARY NOTICE REGARDING
FORWARD-LOOKING STATEMENTS

Various of the statements contained in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2013, Current Reports on Form 8-K, and reports to shareholders are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

All forward-looking statements that are made by or attributable to the Company are qualified in their entirety by and should be read in conjunction with this cautionary notice and the risks described or referred to in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2014 and in the Company’s other filings with the SEC.

JACKSONVILLE BANCORP, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$16,155	$16,799
Federal funds sold and other	7,408	23,526
Cash and cash equivalents	23,563	40,325
Securities available-for-sale	81,123	84,771
Loans, net of allowance for loan losses of $15,104 and $15,760 as of March 31, 2014 and December 31, 2013, respectively	364,180	354,592
Premises and equipment, net	6,322	6,421
Bank-owned life insurance	13,010	12,956
Federal Home Loan Bank stock, at cost	1,356	1,580
Other real estate owned, net	3,559	3,078
Accrued interest receivable	1,647	1,723
Other intangible assets, net	777	849
Other assets	1,237	994
Total assets	$496,774	$507,289

LIABILITIES
Deposits
Noninterest-bearing demand deposits	$97,715	$100,788
Money market, NOW and savings deposits	190,193	188,085
Time deposits	136,071	146,093
Total deposits	423,979	434,966
Federal Home Loan Bank advances and other borrowings	20,147	20,153
Subordinated debentures	16,170	16,154
Accrued expenses and other liabilities	1,974	2,084
Total liabilities	462,270	473,357

SHAREHOLDERS' EQUITY
Preferred stock	-	-
Common stock, $.01 par value, 3,177,574 and 3,177,090 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively(1)	32	32
Nonvoting common stock, $.01 par value, 2,617,521 and 2,618,005 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively(1)	26	26
Additional paid–in capital(1)	138,067	138,050
Retained earnings (deficit)	(102,662)	(102,688)
Accumulated other comprehensive (loss) income	(959)	(1,488)
Total shareholders’ equity	34,504	33,932
Total liabilities and shareholders’ equity	$496,774	$507,289

(1)	Reflects the 1-for-20 reverse stock split completed in October 2013. Please refer to Note 9 – Shareholders’ Equity for additional information related to the reverse stock split.

See accompanying notes to the Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2014	2013
Interest and dividend income:
Loans, including fees	$4,660	$5,879
Taxable securities	320	278
Tax-exempt securities	100	175
Federal funds sold and other	38	30
Total interest income	5,118	6,362
Interest expense:
Deposits	564	799
Federal Reserve and other borrowings	11	74
Federal Home Loan Bank advances	74	53
Subordinated debentures	203	207
Total interest expense	852	1,133
Net interest income	4,266	5,229
Provision for loan losses	-	217
Net interest income after provision for loan losses	4,266	5,012
Noninterest income:
Service charges on deposit accounts	174	207
Other income	203	217
Total noninterest income	377	424
Noninterest expense:
Salaries and employee benefits	2,159	2,047
Occupancy and equipment	649	673
Regulatory assessments	192	198
Data processing	540	440
Advertising and business development	58	94
Professional fees	238	472
Telephone expense	93	87
Other real estate owned expense	69	307
Other	619	919
Total noninterest expense	4,617	5,237
Net income before income taxes	26	199
Income tax benefit	-	-
Net income	$26	$199
Noncash, implied preferred stock dividend	-	(31,464)
Net income (loss) available to common shareholders	$26	$(31,265)
Weighted average common shares outstanding: (1)
Basic shares	5,795,095	2,572,322
Dilutive stock options	7,733	32
Diluted shares	5,802,828	2,572,354
Earnings (loss) per common share: (1)
Basic	$0.00	$(12.15)
Diluted	$0.00	$(12.15)

(1)	Reflects the 1-for-20 reverse stock split completed in October 2013. Please refer to Note 9 – Shareholders’ Equity for additional information related to the reverse stock split.

See accompanying notes to the Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013

Net income	$26	$199
Other comprehensive income (loss):
Change in unrealized holding (losses) gains on available-for-sale securities	524	(423)
Net unrealized derivative gains on cash flow hedge	5	97
Reclassification adjustment for net gains on investments realized in earnings	-	(37)
Other comprehensive income (loss)	529	(363)
Tax effect	-	-
Other comprehensive (loss) income, net of tax effect	529	(363)
Total comprehensive income ( loss)	$555	$(164)

See accompanying notes to the Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

			Nonvoting				Additional	Retained	Accumulated Other
	Common Stock (1)		Common Stock (1)		Preferred Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital (1)	(Deficit)	Income (Loss)	Total
Balance as of December 31, 2012	294,544	$3	-	$-	50,000	$18,536	$83,890	$(70,264)	$1,411	$33,576
Net income								199		199
Other comprehensive loss									(363)	(363)
Total comprehensive loss										(164)
Accretion of discount on preferred stock, Series A						31,464		(31,464)		-
Conversion of preferred stock, Series A, to common stock and nonvoting common stock (1)	2,382,000	24	2,618,000	26	(50,000)	(50,000)	49,950			-
Share-based compensation expense							12			12
Balance as of March 31, 2013	2,676,544	$27	2,618,000	$26	-	-	$133,852	$(101,529)	$1,048	$33,424
Balance as of December 31, 2013	3,177,090	$32	2,618,005	$26	-	$-	$138,050	$(102,688)	$(1,488)	$33,932
Net income								26		26
Other comprehensive income									529	529
Total comprehensive income										555
Permitted transfer of nonvoting common stock to common stock	484	0	(484)	0						-
Share-based compensation expense							17			17
Balance as of March 31, 2014	3,177,574	$32	2,617,521	$26	-	$-	$138,067	$(102,662)	$(959)	$34,504

(1)	Reflects the 1-for-20 reverse stock split completed in October 2013. Please refer to Note 9 – Shareholders Equity for additional information related to the reverse stock split.

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$26	$199
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	177	171
Net amortization of deferred loan fees	65	3
Provision for loan losses	-	217
Premium amortization for securities, net of accretion	226	280
Net realized gain on sale of securities	-	(37)
Net accretion of purchase accounting adjustments	(101)	(777)
Net gain on sale of other real estate owned	-	(67)
Write-down of other real estate owned	23	47
Capitalized other real estate owned expenses	(12)	-
Earnings on bank-owned life insurance	(54)	(43)
Share-based compensation	17	12
Net change in:
Accrued interest receivable and other assets	(170)	1,260
Accrued expenses and other liabilities	(105)	(135)
Net cash from operating activities	92	1,130

Cash flows from investing activities:
Available-for-sale securities:
Sales	-	2,174
Maturities, prepayments and calls	3,946	6,177
Purchases	-	(16,330)
Loan (originations) payments, net	(9,960)	1,651
Proceeds from sale of other real estate owned	-	727
Additions to premises and equipment, net	(75)	(85)
Purchase of Federal Home Loan Bank stock, net of redemptions	224	192
Net cash used for investing activities	(5,865)	(5,494)

Cash flows from financing activities:
Net change in deposits	(10,989)	(43,754)
Net cash used for financing activities	(10,989)	(43,754)

Net change in cash and cash equivalents	(16,762)	(48,118)
Cash and cash equivalents at beginning of period	40,325	72,079
Cash and cash equivalents at end of period	$23,563	$23,961

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
(Unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2014	2013

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$876	$1,504
Income taxes	-	-

Supplemental schedule of noncash investing activities:
Acquisition of other real estate owned	$492	$3,669

Supplemental schedule of noncash financing activities:
Implied preferred stock dividend	$-	$31,464

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 1 – BASIS OF PRESENTATION

Principles of Consolidation

The accounting and reporting policies of the Company reflect banking industry practice and conform to U.S. generally accepted accounting principles (“U.S. GAAP”).  The Consolidated Financial Statements include the accounts of Jacksonville Bancorp, Inc. (“Bancorp”), its wholly owned, primary operating subsidiary The Jacksonville Bank, and The Jacksonville Bank’s wholly owned subsidiary, Fountain Financial, Inc.  The consolidated entity is referred to as the “Company” and The Jacksonville Bank and Fountain Financial, Inc. are collectively referred to as the “Bank.”  The Company’s financial condition and operating results principally reflect those of the Bank.  All intercompany transactions and balances have been eliminated in consolidation.  In preparing the Consolidated Financial Statements, management makes estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts, and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates and assumptions.

The consolidated financial information included herein as of and for the periods ended March 31, 2014 and 2013 is unaudited.  Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods.  The December 31, 2013 consolidated balance sheet was derived from the Company’s December 31, 2013 audited Consolidated Financial Statements.

Nature of Operations

Bancorp is a financial holding company headquartered in Jacksonville, Florida, that currently provides financial services through eight full-service branches in Jacksonville and Jacksonville Beach, Duval County, Florida, as well as its virtual branch.  The Company’s primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans.  Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the area.  For further information, please refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2014.

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

JACKSONVILLE BANCORP, INC.

NOTE 1 – BASIS OF PRESENTATION (Continued)

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

For the three months ended March 31, 2014 and 2013, there were no credit losses recognized in earnings related to investment securities.

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

JACKSONVILLE BANCORP, INC.

NOTE 1 – BASIS OF PRESENTATION (Continued)

At times, the Company will charge off a portion of a nonperforming or impaired loan versus recording a specific reserve. The decision to charge off a portion of the loan is based on specific facts and circumstances unique to each loan.  General criteria considered are: the probability that the Company will foreclose on the property, the value of the underlying collateral compared to the principal amount outstanding on the loan and the personal guarantees associated with the loan.  For the three months ended March 31, 2014 and 2013, partial charge-offs were $466 and $229, respectively, on nonperforming and impaired loans of $2,833 and $3,130, respectively.  For the year ended December 31, 2013, partial charge-offs were $4,994 on nonperforming and impaired loans of $7,578.

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

Overdrawn customer checking accounts are reclassified as commercial loans and are evaluated on an individual basis for collectability.  These balances are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful.  As of March 31, 2014 and December 31, 2013, overdrawn customer checking accounts reclassified as commercial loans were $49 and $37, respectively.

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

JACKSONVILLE BANCORP, INC.
NOTE 1 – BASIS OF PRESENTATION (Continued)

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 10—Fair Value.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

Reclassifications

Certain amounts in the prior year’s financial statements were reclassified to conform to the current year’s presentation.  These reclassifications had no impact on the prior periods’ net income or shareholders’ equity.

Bancorp’s Board of Directors implemented a 1-for-20 reverse stock split of Bancorp’s outstanding shares of common stock and nonvoting common stock effective October 24, 2013.  As a result of the reverse stock split, each 20 shares of issued and outstanding common stock and nonvoting common stock, par value $0.01 per share, respectively, were automatically and without any action on the part of the respective holders combined and reconstituted as one share of the respective class of common equity as of the effective date.  Consequently, the aggregate par value of common stock and nonvoting common stock eliminated in the reverse stock split was reclassed on the Company’s consolidated balance sheets from the respective class of common equity to additional paid-in capital.  Additional adjustments were made to the aforementioned accounts as a result of rounding to avoid the existence of fractional shares.  All share and per share information in the Consolidated Financial Statements and the accompanying notes have been retrospectively adjusted to reflect the 1-for-20 reverse stock split.  Please refer to Note 9 – Shareholders’ Equity for additional information related to the reverse stock split.

JACKSONVILLE BANCORP, INC.

NOTE 1 – BASIS OF PRESENTATION (Continued)

Recently Issued Accounting and Reporting Standards

In July 2013, the FASB issued an accounting standards update that requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryingforward, with specified exceptions.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist as of the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  No new recurring disclosures are required by this update.  The Company has evaluated this standard and determined that it will not have a material effect on the Company’s Consolidated Financial Statements.

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

JACKSONVILLE BANCORP, INC.

NOTE 2—CAPITAL RAISE TRANSACTIONS (Continued)

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

The public offering expired on October 4, 2013 whereby the Company sold all remaining shares of common stock available for sale for an aggregate of $3,959, or $3,226 net of offering expenses.  As a result of the concurrent offerings, the Company sold a total of 500,000 shares of common stock for aggregate proceeds of $5,000.  Total net proceeds in the amount of $4,163 will be used to support management’s business strategy going forward.

JACKSONVILLE BANCORP, INC.

NOTE 2—CAPITAL RAISE TRANSACTIONS (Continued)

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

In the fourth quarter of 2013, Bancorp’s Board of Directors implemented a 1-for-20 reverse stock split of the Company’s issued and outstanding shares of common stock and nonvoting common stock in an effort to increase the market price of the Company’s common stock and thereby enhance the overall liquidity of issued and outstanding shares of common stock and nonvoting common stock and regain compliance with NASDAQ continued listing standards.  As of the effective date of the reverse stock split, the Company’s per share market price increased from $0.51 to $10.20.  On November 7, 2013, the Company received notification that it had regained compliance with the Minimum Bid Price Rule and therefore, was no longer subject to delisting from the NASDAQ Stock Market.  However, there can be no assurance that the reverse stock split, or any other measures taken by Bancorp’s Board of Directors to increase the market price of the Company’s common stock, will result in the intended benefits or have a sustainable impact going forward.  Please refer to Note 9 – Shareholders’ Equity for additional information related to the reverse stock split.

Management believes that the Company’s recapitalization plan that was executed in 2012 and completed in 2013, combined with the strategic initiative to accelerate the disposal of substandard assets has enabled the Company to restore capital to prescribed regulatory levels.  During the three months ended March 31, 2014 and looking forward, the Company intends to maintain the quality of its loan portfolio through the continued reduction of problem assets in a prudent and reasonable manner and to continue to improve  the overall credit process including, but not limited to, loan origination disciplines, stricter underwriting criteria, and succinct funding and onboarding processes.  In addition, the Company will carry on with the repositioning of its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors, and other service industries.  Such improvements have not yet materially impacted our financial condition or results of operations; however, these changes have contributed to the recent improvements in the Company’s overall asset quality.

JACKSONVILLE BANCORP, INC.

NOTE 3 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio as of March 31, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2014
Available-for-sale:
U.S. government-sponsored entities and agencies	$8,045	$124	$(48)	$8,121
State and political subdivisions	7,383	414	(17)	7,780
Mortgage-backed securities - residential	31,023	793	(96)	31,720
Collateralized mortgage obligations	30,985	132	(752)	30,365
Corporate bonds	3,034	103	-	3,137
Total available-for-sale securities	$80,470	$1,566	$(913)	$81,123

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013
Available-for-sale:
U.S. government-sponsored entities and agencies	$8,343	$123	$(70)	$8,396
State and political subdivisions	7,762	342	(67)	8,037
Mortgage-backed securities - residential	32,709	686	(170)	33,225
Collateralized mortgage obligations	32,791	143	(956)	31,978
Corporate bonds	3,037	104	(6)	3,135
Total available-for-sale securities	$84,642	$1,398	$(1,269)	$84,771

As of March 31, 2014 and December 31, 2013, the Company’s investment securities portfolio did not include any held-to-maturity securities.

The following table summarizes the proceeds from sales of available-for-sale securities and the associated gains and losses for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Gross gains	$-	$37
Gross losses	-	-
Net gain	$-	$37
Proceeds	$-	$2,174

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

(Dollars in thousands) March 31, 2014	Amortized Cost	Fair Value
Available-for-sale:
Within one year	$-	$-
One to five years	2,889	3,011
Five to ten years	4,437	4,472
Beyond ten years	11,136	11,555
Mortgage-backed securities – residential	31,023	31,720
Collateralized mortgage obligations	30,985	30,365
Total	$80,470	$81,123

JACKSONVILLE BANCORP, INC.

NOTE 3 - INVESTMENT SECURITIES (Continued)

The following table summarizes the investment securities with unrealized losses as of March 31, 2014 and December 31, 2013 listed by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands) March 31, 2014	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
U.S. government-sponsored entities and agencies	$952	$(48)	$-	$-	$952	$(48)
State and political subdivisions	845	(17)	-	-	845	(17)
Mortgage backed securities – residential	5,457	(96)	-	-	5,457	(96)
Collateralized mortgage obligations	7,575	(172)	10,045	(580)	17,620	(752)
Corporate bonds	-	-	-	-	-	-
Total available-for-sale securities	$14,829	$(333)	$10,045	$(580)	$24,874	$(913)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2013	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
U.S. government-sponsored entities and agencies	$1,828	$(70)	$-	$-	$1,828	$(70)
State and political subdivisions	1,015	(67)	-	-	1,015	(67)
Mortgage backed securities – residential	7,025	(170)	-	-	7,025	(170)
Collateralized mortgage obligations	17,686	(674)	5,131	(282)	22,817	(956)
Corporate bonds	994	(6)	-	-	994	(6)
Total available-for-sale securities	$28,548	$(987)	$5,131	$(282)	$33,679	$(1,269)

As of March 31, 2014 and December 31, 2013, the Company’s security portfolio consisted of $81,123 and $84,771, respectively, in available-for-sale securities, of which $24,874 and $33,679 were in an unrealized loss position for the related periods.  The unrealized losses as of March 31, 2014 and December 31, 2013 were related to all securities types held by the Company, as discussed below.

U.S. Government-Sponsored Entities and Agency Securities (“U.S. Agency Securities”):
All of the U.S. Agency Securities held by the Company were issued by U.S. government-sponsored entities and agencies. As of March 31, 2014 and December 31, 2013, the number of U.S. Agency Securities with unrealized losses were one and two, respectively.  As of March 31, 2014 and December 31, 2013, these securities had depreciated 4.85% and 3.67%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

State and Political Securities (“Municipal Bonds”):
All of the Municipal Bonds held by the Company were issued by a state, city or other local government and represent general obligations of the issuer that are secured by specified revenues.  As of March 31, 2014 and December 31, 2013, Municipal Bonds with unrealized losses were one and two, respectively.  As of March 31, 2014 and December 31, 2013, these securities had depreciated 1.94% and 6.16%, respectively, from the Company’s amortized cost basis. The decline in fair value was primarily attributable to changes in interest rates rather than the ability or willingness of the municipality to repay.

Mortgage-backed Securities – Residential (“Mortgage-backed Securities”):
All of the Mortgage-backed Securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae and Fannie Mae, institutions which have the full faith and credit of the U.S. government.  As of March 31, 2014 and December 31, 2013, Mortgage-backed Securities with unrealized losses were six and eight, respectively.  As of March 31, 2014 and December 31, 2013, these securities had depreciated 1.73% and 2.37%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

JACKSONVILLE BANCORP, INC.

NOTE 3 - INVESTMENT SECURITIES (Continued)

Collateralized Mortgage Obligations:
All of the collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, an institution which has the full faith and credit of the U.S. government.  As of March 31, 2014 and December 31, 2013, collateralized mortgage obligations with unrealized losses were fourteen and seventeen, respectively.  As of March 31, 2014 and December 31, 2013, these securities had depreciated 4.10% and 4.02%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

Corporate Bonds:
All of the corporate bonds held by the Company were debt obligations issued by corporations, with no inherent claim to ownership.  As of March 31, 2014 and December 31, 2013, corporate bonds with unrealized losses were none and one, respectively.  As of March 31, 2014 and December 31, 2013, these securities had depreciated 0% and 0.61%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not the credit quality of the issuer.

Other-Than-Temporary Impairment

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired as of March 31, 2014 and December 31, 2013.

For the three months ended March 31, 2014 and 2013, there were no credit losses recognized in earnings related to investment securities.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans as of March 31, 2014 and December 31, 2013 were as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Commercial loans	$47,111	$43,855
Real estate mortgage loans:
Residential	72,752	71,192
Commercial	227,451	223,182
Construction and land	30,213	30,355
Consumer and other loans	2,095	2,041
Loans, gross	379,622	370,625
Less:
Net deferred loan fees	(338)	(273)
Allowance for loan losses	(15,104)	(15,760)
Loans, net	$364,180	$354,592

Loans acquired as a result of the merger with ABI were recorded at fair value on the date of acquisition.  The amounts reported in the table above are net of the fair value adjustments.  The table below reflects the contractual amount of purchased loans less the discount to principal balances remaining from these fair value adjustments by class of loan as of March 31, 2014 and December 31, 2013.  This discount will be accreted into interest income as deemed appropriate over the remaining term of the related loans.

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

(Dollars in thousands) March 31, 2014	Gross Contractual Amount Receivable	Discount	Carrying Balance
Commercial loans	$2,070	$167	$1,903
Real estate mortgage loans:
Residential	19,185	1,210	17,975
Commercial	43,388	2,931	40,457
Construction and land	4,723	400	4,323
Consumer and other loans	441	6	435
Total	$69,807	$4,714	$65,093

December 31, 2013	Gross Contractual Amount Receivable	Discount	Carrying Balance
Commercial loans	$2,165	$175	$1,990
Real estate mortgage loans:
Residential	20,614	1,282	19,332
Commercial	44,249	3,026	41,223
Construction and land	4,763	412	4,351
Consumer and other loans	468	6	462
Total	$72,259	$4,901	$67,358

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

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Allowance at beginning of period	$15,760	$20,198

Charge-offs:
Commercial loans	203	-
Real estate mortgage loans	664	547
Consumer and other loans	12	133
Total charge-offs	879	680

Recoveries:
Commercial loans	17	11
Real estate mortgage loans	201	68
Consumer and other loans	5	6
Total recoveries	223	85
Net charge-offs	656	595

Provision for loan losses charged to operating expenses:
Commercial loans	254	137
Real estate mortgage loans	(322)	(66)
Consumer and other loans	68	146
Total provision	-	217

Allowance at end of period	$15,104	$19,820

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	Commercial	Real Estate	Consumer and
March 31, 2014	Loans	Mortgage Loans	Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$17	$1,344	$315	$1,676
Collectively evaluated for impairment	1,266	11,404	372	13,042
Loans acquired with deteriorated credit quality	-	386	-	386
Total ending allowance balance	$1,283	$13,134	$687	$15,104
Loans:
Loans individually evaluated for impairment	$208	$22,342	$354	$22,904
Loans collectively evaluated for impairment	46,803	289,966	1,740	338,509
Loans acquired with deteriorated credit quality	100	18,108	1	18,209
Total ending loans balance	$47,111	$330,416	$2,095	$379,622

	Commercial	Real Estate	Consumer and
December 31, 2013	Loans	Mortgage Loans	Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$223	$1,608	$323	$2,154
Collectively evaluated for impairment	992	11,919	303	13,214
Loans acquired with deteriorated credit quality	-	392	-	392
Total ending allowance balance	$1,215	$13,919	$626	$15,760
Loans:
Loans individually evaluated for impairment	$304	$19,783	$364	$20,451
Loans collectively evaluated for impairment	43,449	286,188	1,676	331,313
Loans acquired with deteriorated credit quality	102	18,758	1	18,861
Total ending loans balance	$43,855	$324,729	$2,041	$370,625

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans individually evaluated for impairment, by class of loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial loans	$192	$191	$-	$43	$43	$-
Real estate mortgage loans:
Residential	2,674	2,624	-	2,341	2,286	-
Commercial	11,700	9,188	-	4,643	4,395	-
Construction and land	4,689	3,310	-	8,586	4,806	-
Consumer and other loans	38	38	-	40	40	-
With an allowance recorded:
Commercial loans	$18	$17	$17	$264	$261	$223
Real estate mortgage loans:
Residential	968	896	198	1,597	1,574	209
Commercial	4,327	4,213	754	7,910	6,062	1,001
Construction and land	4,532	2,111	392	667	660	398
Consumer and other loans	339	316	315	341	324	323
Total	$29,477	$22,904	$1,676	$26,432	$20,451	$2,154

The following table presents the average recorded investment in impaired loans and the related interest income recognized during impairment for the three months ended March 31, 2014 and 2013.

(Dollars in thousands) March 31, 2014	Average Impaired Loans	Interest Income	Cash-Basis
Commercial loans	$389	$-	$-
Real estate mortgage loans:
Residential	4,061	20	13
Commercial	12,240	55	56
Construction and land	5,524	11	3
Consumer and other loans	358	-	-
Total	$22,572	$86	$72

March 31, 2013	Average Impaired Loans	Interest Income	Cash-Basis
Commercial loans	$125	$-	$-
Real estate mortgage loans:
Residential	1,382	-	-
Commercial	9,190	49	47
Construction and land	3,791	-	-
Consumer and other loans	243	-	-
Total	$14,731	$49	$47

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Commercial loans	$208	$304
Real estate mortgage loans:
Residential	1,198	3,716
Commercial	9,837	7,105
Construction and land	4,981	5,517
Consumer and other loans	355	366
Total(1)	$16,579	$17,008

(1)	Includes loans acquired in the merger with ABI. As of March 31, 2014 and December 31, 2013, these amounts totaled $5,695 and $4,537, respectively.

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2014 and December 31, 2013:

	Past Due Loans
(Dollars in thousands) March 31, 2014	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$149	$-	$74	$223	$46,888	$47,111
Real estate mortgage loans:
Residential	380	-	700	1,080	71,672	72,752
Commercial	3,321	768	4,749	8,838	218,613	227,451
Construction and land	55	133	4,399	4,587	25,626	30,213
Consumer and other loans	-	-	39	39	2,056	2,095
Total	$3,905	$901	$9,961	$14,767	$364,855	$379,622

	Past Due Loans
December 31, 2013	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$-	$138	$86	$224	$43,631	$43,855
Real estate mortgage loans:
Residential	359	134	1,648	2,141	69,051	71,192
Commercial	2,558	3,103	6,475	12,136	211,046	223,182
Construction and land	-	119	4,470	4,589	25,766	30,355
Consumer and other loans	321	10	39	370	1,671	2,041
Total	$3,238	$3,504	$12,718	$19,460	$351,165	$370,625

Included in the past due loan table above are loans acquired in the merger with ABI.  As of March 31, 2014 and December 31, 2013, the amounts of such loans were as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
30-59 days past due	$11	$87
60-89 days past due	137	167
90 days past due and greater	2,291	2,709
Total past due	$2,439	$2,963

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

The following table presents the recorded investment and specific reserves allocated to loans modified as troubled debt restructurings (“TDRs”) as of March 31, 2014 and December 31, 2013.

(Dollars in thousands)	March 31, 2014	December 31, 2013
Recorded investment(1)	$14,076	$12,535
Specific reserves allocated(2)	639	953

(1)	Of the total recorded investment in loans modified as TDRs, $1,002 and $1,256, respectively, were for customers whose loans were collateral dependent with collateral shortfalls.
(2)	Of the specific reserves allocated to customers whose loan terms were modified as TDRs, $369 and $622, respectively, were allocated to customers whose loans were collateral dependent with collateral shortfalls.

The following table represents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended
	March 31, 2014
(Dollars in thousands)	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial loans	-	$-	$-
Real estate mortgage loans:
Residential	1	24	30
Commercial	5	2,915	2,726
Construction and land	-	-	-
Consumer and other loans	1	239	239
Total	7	$3,178	$2,995

	Three Months Ended
	March 31, 2013
	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial loans	-	$-	-
Real estate mortgage loans:
Residential	1	579	777
Commercial	-	-	-
Construction and land	2	3,284	3,264
Consumer and other loans	-	-	-
Total	3	$3,863	$4,041

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

During the three months ended March 31, 2014, there were seven loans modified as troubled debt restructurings.    The terms of these loans were modified as a troubled debt restructuring because the borrowers were experiencing financial difficulties. The loan modifications allowed the borrowers to make reduced payments, such as (i) reduced fixed interest rate through maturity and an advance to cover a deficiency from sale of a separate foreclosed property, (ii) change from principal and interest payments to interest only payments for a limited period of time, (iii) reduced principal and interest payments through maturity, (iv) change from variable rate interest only payments through maturity to fixed rate interest only payments for a limited period of time and reduced principal and interest payments through maturity,  (v) change from variable rate interest only payments through maturity to fixed rate and reduced principal and interest payments through maturity, or (vi) proposed forgiveness of principal contingent upon the satisfaction of the modified terms.  The troubled debt restructurings described above did not increase the allowance for loan losses as of March 31, 2014 and resulted in charge-offs of $195 for the three months ended March 31, 2014.   For the three months ended March 31, 2014, there were five collateral-impaired loans modified as troubled debt restructurings.

During the three months ended March 31, 2013, there were three loans modified as troubled debt restructurings.  These troubled debt restructurings include several loans modified into a multiple loan structure to accommodate the revised terms and are presented based on the number of loans pre-modification.  The terms of these loans were modified as a troubled debt restructuring because the borrowers were experiencing financial difficulties. The loan modifications allowed the borrowers to make reduced payments, such as (i) forbearance of payments for a limited period of time with revised payment schedules to coordinate with periods of forbearance, (ii) change from principal and interest payments to interest only payments through maturity, (iii) forgiveness of principal, (iv) reduced principal and interest payments through maturity with an assumption of additional debt to protect the Bank’s collateral position, or (v) proposed forgiveness of principal contingent upon the satisfaction of the modified terms.  Principal forgiven in the amount of $565 was offset by existing reserves from purchase accounting adjustments in the amount of $545 which resulted in a net charge-off of $20.  The troubled debt restructurings described above increased the allowance for loan losses by $42 and resulted in charge-offs of $233 for the three months ended March 31, 2013.  For the three months ended March 31, 2013, there was one collateral-impaired loan modified as troubled debt restructurings.

As of March 31, 2014 and December 31, 2013, the Company had extended additional credit of $5 and $483, respectively, to customers with outstanding loans whose terms have been modified as TDRs.

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2014 and 2013, respectively.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the three months ended March 31, 2014 and 2013.  These loans had a total recorded investment of $2,787 and $5,478 as of March 31, 2014 and 2013, respectively.  These modifications involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time, (ii) adjusting the interest rate to a market interest rate through maturity, (iii) extension of interest-only payments for a limited period of time.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans.  As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)		Special
March 31, 2014	Pass	Mention	Substandard	Doubtful	Total
Commercial loans	$46,148	$450	$513	$-	$47,111
Real estate mortgage loans:
Residential	62,246	4,506	6,000	-	72,752
Commercial	202,470	9,376	15,605	-	227,451
Construction and land	22,005	350	7,858	-	30,213
Consumer and other loans	1,710	31	354	-	2,095
Total	$334,579	$14,713	$30,330	$-	$379,622

		Special
December 31, 2013	Pass	Mention	Substandard	Doubtful	Total
Commercial loans	$42,945	$295	$615	$-	$43,855
Real estate mortgage loans:
Residential	59,003	5,301	6,888	-	71,192
Commercial	198,447	10,836	13,899	-	223,182
Construction and land	21,652	350	8,353	-	30,355
Consumer and other loans	1,633	32	376	-	2,041
Total	$323,680	$16,814	$30,131	$-	$370,625

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Included in the risk category of loans by class of loans table above are loans acquired in the merger with ABI.  As of March 31, 2014 and December 31, 2013, the amounts of such loans were as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Special mention	$707	$711
Substandard	10,621	9,170
Doubtful	-	-
Total	$11,328	$9,881

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

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Purchased Loans

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amounts of these loans were as follows as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Commercial loans	$154	$160
Real estate mortgage loans:
Residential	4,562	5,137
Commercial	14,226	14,359
Construction and land	1,391	1,398
Consumer and other loans	1	2
Unpaid principal balance	$20,334	$21,056
Carrying amount	$18,209	$18,861

Accretable yield, or income collected, from these loans was as follows:

(Dollars in thousands)
Balance as of December 31, 2012	$11,827
New loans purchased, including loans classified as held-for-sale	-
Accretion of income	(1,850)
Reduction for loans sold, paid off and other	110
Loans charged off	(1,094)
Reclassifications from nonaccretable difference	-
Disposals	-
Balance as of December 31, 2013	$8,993
New loans purchased, including loans classified as held-for-sale	-
Accretion of income	(285)
Reduction for loans sold, paid off and other	-
Loans charged off	-
Reclassifications from nonaccretable difference	-
Disposals	-
Balance as of March 31, 2014	$8,708

For those purchased loans disclosed above, the Company increased the allowance for loan losses to $386 and $392 as of March 31, 2014 and December 31, 2013, respectively.

NOTE 5 – LOANS FROM RELATED PARTIES

During the year ended December 31, 2011, the Company entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties.  There were no amounts outstanding under the Revolvers as of March 31, 2014 and December 31, 2013 with $2,200 remaining funds available as of the same dates.  Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding.  To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  The Revolvers mature on January 1, 2015.

In connection with the Private Placement, certain of the Company’s directors, executive officers and other related parties (the “Subscribers”) purchased shares of Series A Preferred Stock through individual subscription agreements.  Consideration for the shares of Series A Preferred Stock sold under the Subscription Agreements included $1,800 in the cancellation of outstanding debt under the Company’s Revolvers held by such Subscribers and/or their related interests.  Funds remaining available under the Revolvers as of March 31, 2014 and December 31, 2013 were a direct result of this transaction.

JACKSONVILLE BANCORP, INC.

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

NOTE 6 – SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

As of March 31, 2014 and December 31, 2013, advances from the FHLB were as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Overnight advances maturing daily at a daily variable interest rate of 0.36% on March 31, 2014	$-	$-
Advances maturing July 15, 2014 at a fixed rate of 2.42%	2,500	2,500
Advance maturing January 9, 2015 at a fixed rate of 0.88%	4,000	4,000
Advances maturing March 2, 2015 at a fixed rate of 0.76%	2,000	2,000
Advances maturing July 15, 2016 at a fixed rate of 2.81%	2,500	2,500
Advances maturing January 9, 2017 at a fixed rate of 1.40%	4,000	4,000
Advances maturing May 30, 2017 at a fixed rate of 1.23%	5,000	5,000
Total advances from the FHLB	$20,000	$20,000

Each advance is payable at its maturity date, with a prepayment penalty for early termination.  The advances are collateralized by a blanket lien arrangement on the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to a total of $28,487 as of March 31, 2014 and had borrowed $20,000, leaving $8,487 available.  As of December 31, 2013, the Company was eligible to borrow up to a total of $26,716 and had borrowed $20,000, leaving $6,716 available as of the same date.

The Company also has a “Borrower in Custody” line of credit with the Federal Reserve by pledging collateral.  The amount of this line as of March 31, 2014 and December 31, 2013 was $24,318 and $24,875, respectively, all of which was available as of the respective dates.

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

JACKSONVILLE BANCORP, INC.

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure.  Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating-rate contract (90-day LIBOR plus 375 basis points).  The fair value of this derivative instrument was $759 and $765 as of March 31, 2014 and December 31, 2013, respectively.  The fair value of the hedged item was $4,723 and $4,636 as of the same dates.

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

NOTE 9 – SHAREHOLDERS’ EQUITY

Preferred Equity

As of March 31, 2014 and December 31, 2013, Bancorp was authorized to issue up to 10,000,000 shares of preferred stock, par value $0.01 per share.  During the year ended December 31, 2012, Bancorp designated and issued two series of preferred stock in connection with the Company’s capital raise efforts.  The voting and other powers, preferences and relative participating, optional or other rights, and the qualifications, limitations and restrictions of each series of Bancorp’s preferred stock are set forth in the corresponding amendment to Bancorp’s Amended and Restated Articles of Incorporation designating such series of preferred stock.  Material features of each series of preferred stock are discussed below.

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

In connection with the Private Placement, all of the issued and outstanding shares of Series B Preferred Stock were exchanged, on a one-for-one basis, for shares of Series A Preferred Stock.  As a result, no shares of Series B Preferred Stock were issued or outstanding as of March 31, 2014 and December 31, 2013, respectively.

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

JACKSONVILLE BANCORP, INC.

NOTE 9 – SHAREHOLDERS’ EQUITY (Continued)

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

Common Equity

As a result of the Capital Amendment (described above), the number of authorized shares of the Company’s common stock increased from 2,000,000 to 20,000,000.  In addition, a new class of nonvoting common stock, par value $0.01 per share, was authorized in the amount of up to 5,000,000 shares.  Other than voting rights, the common stock and nonvoting common stock have the same rights and privileges, share ratably in all assets of the Company upon its liquidation, dissolution or winding-up, will be entitled to receive dividends in the same amount per share and at the same time when, as and if declared by Bancorp’s Board of Directors, and are identical in all other respects as to all other matters (other than voting).  Holders of the nonvoting common stock are not entitled to vote except as required by the Florida Business Corporation Act.  In addition, holders of the nonvoting common stock have no cumulative voting rights or preemptive rights (other than the limited contractual preemptive rights of certain shareholders) to purchase or subscribe for any additional shares of common stock or nonvoting common stock or other securities, and there are no redemption or sinking fund provisions with respect to the nonvoting common stock.

JACKSONVILLE BANCORP, INC.

NOTE 9 – SHAREHOLDERS’ EQUITY (Continued)

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

As of March 31, 2014 and December 31, 2013, the carrying amount of common stock outstanding was $32.  As of March 31, 2014 and December 31, 2013, the carrying amount of nonvoting common stock outstanding was $26.

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

Accumulated Other Comprehensive Income

The following table presents information related to changes in accumulated other comprehensive income by component as of March 31, 2014 and March 31, 2013:

(Dollars in thousands)	Change in Unrealized Gains (Losses) on Available-for-Sale Securities	Change in Unrealized Derivative Gains (Losses) on Cash Flow Hedge	Total
Balance as of December 31, 2012	$2,218	$(807)	$1,411
Other comprehensive (loss) income before reclassifications	(423)	97	(326)
Amounts reclassified from accumulated other comprehensive (loss) income	(37)	-	(37)
Other comprehensive (loss) income, net	(460)	97	(363)
Balance as of March 31, 2013	$1,758	$(710)	$1,048
Balance as of December 31, 2013	$(1,211)	$(277)	$(1,488)
Other comprehensive (loss) income before reclassifications	524	5	529
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	-
Other comprehensive (loss) income, net	524	5	529
Balance as of March 31, 2014	$(687)	$(272)	$(959)

Amounts reclassified from accumulated other comprehensive income during the three months ended March 31, 2013 resulted from realized gains on the sale of available-for-sale securities presented in Other income on the Consolidated Satements of Operations.

JACKSONVILLE BANCORP, INC.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, for which the Company has elected the fair value option, by level within the hierarchy:

(Dollars in thousands)
March 31, 2014	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$8,121	$-	$8,121	$-
State and political subdivisions	7,780	-	7,780	-
Mortgage-backed securities - residential	31,720	-	31,720	-
Collateralized mortgage obligations	30,365	-	30,365	-
Corporate bonds	3,137	-	3,137	-
Liabilities:
Derivative liability	759	-	759	-

December 31, 2013	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$8,396	$-	$8,396	$-
State and political subdivisions	8,037	-	8,037	-
Mortgage-backed securities - residential	33,225	-	33,225	-
Collateralized mortgage obligations	31,978	-	31,978	-
Corporate bonds	3,135	-	3,135	-
Liabilities:
Derivative liability	765	-	765	-

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 and the year ended December 31, 2013.

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

JACKSONVILLE BANCORP, INC.

NOTE 10 – FAIR VALUE (Continued)

The following table presents information about our assets measured at fair value on a non-recurring basis as of March 31, 2014 and December 31, 2013, by level within the fair value hierarchy.  The amounts in the tables represent only assets for which the carrying amount has been adjusted for impairment during the period; therefore, these amounts will differ from the total amounts outstanding.

(Dollars in thousands)
March 31, 2014	Total	Level I	Level II	Level III
Impaired Loans (Collateral Dependent):
Real estate mortgage loans:
Residential	$512	$-	$-	$512
Commercial	1,459	-	-	1,459
Construction and land	1,719	-	-	1,719
Other real estate owned:
Real estate mortgage loans:
Residential	-	-	-	-
Commercial	169	-	-	169
Construction and land	2,358	-	-	2,358

December 31, 2013	Total	Level I	Level II	Level III
Impaired Loans (Collateral Dependent):
Real estate mortgage loans:
Residential	$568	$-	$-	$568
Commercial	2,981	-	-	2,981
Construction and land	262	-	-	262
Other real estate owned:
Real estate mortgage loans:
Residential	155	-	-	155
Commercial	169	-	-	169
Construction and land	2,754	-	-	2,754

The Company used the following methods and significant assumptions to estimate the fair value of each type of non-recurring financial instrument:

Impaired Loans (Collateral Dependent):
Management determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.  The Company considered the appraisal as the starting point for determining fair value and then considered other factors and events in the environment that affected the fair value.  Appraisals for impaired loans are obtained by the Chief Credit Officer and performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company.  Once reviewed, a third-party specialist reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry-wide statistics.  On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraised value of existing collateral to arrive at fair value.  Adjustments may be made to reflect the age of the appraisal and the type of underlying property.  Certain current appraised values were discounted to estimated fair value based on current market data such as recent sales of similar properties, discussions with potential buyers and negotiations with existing customers.  The Company’s overall strategy is to accelerate the disposition of substandard assets through such arrangements.

JACKSONVILLE BANCORP, INC.

NOTE 10 – FAIR VALUE (Continued)

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

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs.  There were no transfers between fair value levels for March 31, 2014 and December 31, 2013, respectively.

Quantitative Information about Level III Fair Value Measurements

The following table presents quantitative information about unobservable inputs for assets measured on a non-recurring basis using Level III measurements as of March 31, 2014 and December 31, 2013. This quantitative information is the same for each class of loans.

(Dollars in thousands) March 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans (collateral dependent)	$3,690	Market comparable properties	Marketability discount	0% - 15.0%	1.5%
Other real estate owned	2,527	Market comparable properties	Comparability adjustments	0% - 0.5%	0.5

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans (collateral dependent)	$3,811	Market comparable properties	Marketability discount	0% – 23.5%	1.6%
Other real estate owned	3,078	Market comparable properties	Comparability adjustments	0% – 20.0%	1.8

The table below summarizes the outstanding balance, valuation allowance, net carrying amount and period expense related to Level III non-recurring instruments for the three months ended March 31, 2014 and 2013:

(Dollars in thousands) March 31, 2014	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral dependent)	$5,107	$1,417	$3,690	$51
Other real estate owned	3,509	982	2,527	23

March 31, 2013	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral dependent)	$3,026	$1,766	$1,260	$598
Other real estate owned	10,524	604	9,920	47

JACKSONVILLE BANCORP, INC.

NOTE 10 – FAIR VALUE (Continued)

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$23,563	$23,563	$40,325	$40,325
Securities available-for-sale	81,123	81,123	84,771	84,771
Loans, net	364,180	371,515	354,592	361,874
Federal Home Loan Bank stock	1,356	N/A	1,580	N/A
Accrued interest receivable	1,647	1,647	1,723	1,723

Financial Liabilities:
Deposits	$423,979	$413,757	$434,966	$422,430
Federal Home Loan Bank Advances and other borrowings	20,147	20,320	20,153	20,351
Subordinated debentures	16,170	7,729	16,154	7,275
Accrued interest payable	145	145	167	167
Interest rate swap	759	759	765	765

The methods and assumptions not previously presented, used to estimate fair value are described as follows:

Cash and cash equivalents:
The carrying amounts of cash and cash equivalents approximate the fair value and are classified as either Level I or Level II in the fair value hierarchy.  As of March 31, 2014 and December 31, 2013, respectively, the breakdown of cash and cash equivalents between Level I and Level II were as follows:

	March 31, 2014		December 31, 2013
(Dollars in thousands)	Level I	Level II	Level I	Level II
Cash and cash equivalents	$17,876	$5,687	$34,139	$6,186

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

NOTE 10 – FAIR VALUE (Continued)

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

Off-balance sheet instruments
The fair value of off-balance sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of these commitments as of March 31, 2014 was not material.

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

The Bank was well capitalized as of March 31, 2014 and December 31, 2013, respectively.  Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the Federal Deposit Insurance Corporation (“FDIC”) prior to accepting or renewing brokered deposits.  FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had a Memorandum of Understanding (“MoU”) with the FDIC and the Florida Office of Financial Regulation (“OFR”) that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%.  On July 13, 2012, the 2008 MoU was replaced by a new MoU  (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%.   The Bank met the minimum capital requirements of the 2012 MoU as of March 31, 2014 and December 31, 2013, when the Bank had total risk-based capital of 14.00% and 14.11%, respectively, and Tier 1 leverage capital of 9.74% and 9.33% as of the same dates.

JACKSONVILLE BANCORP, INC.

NOTE 11 – CAPITAL ADEQUACY (Continued)

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.

The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total capital to risk-weighted assets of at least 8.00%, at least half of which must be Tier 1 capital.  As of March 31, 2014 and December 31, 2013, the Company met these requirements.

The following table presents the capital ratios and related information for the Company and the Bank as of March 31, 2014 and December 31, 2013:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2014	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital to risk-weighted assets:
Consolidated	$55,728	14.68%	$30,367	8.00%	N/	A	N/	A
Bank	53,082	14.00	30,338	8.00	$37,922		10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	46,506	12.25	15,183	4.00	N/	A	N/	A
Bank	48,214	12.71	15,169	4.00	22,753		6.00
Tier 1 (Core) capital to average assets:
Consolidated	46,506	9.39	19,820	4.00	N/	A	N/	A
Bank	48,214	9.74	19,792	4.00	24,740		5.00

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital to risk-weighted assets:
Consolidated	$55,515	14.91%	$29,779	8.00%	N/	A	N/	A
Bank	52,488	14.11	29,754	8.00	$37,192		10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	46,378	12.46	14,889	4.00	N/	A	N/	A
Bank	47,702	12.83	14,887	4.00	22,315		6.00
Tier 1 (Core) capital to average assets:
Consolidated	46,378	9.05	20,491	4.00	N/	A	N/	A
Bank	47,702	9.33	20,443	4.00	25,553		5.00

Dividends and Distributions

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt.  Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to its shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings.  Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the Bank’s regulators.  The Bank has not paid dividends since October 2009 and cannot currently pay dividends.  Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies and enforcement actions.  Bancorp has relied upon revolving loan agreements with certain of its directors and other related parties to pay its expenses during such time.  As of March 31, 2014 and December 31, 2013, remaining funds available under the Revolvers were $2,200.

JACKSONVILLE BANCORP, INC.

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

Management’s discussion and analysis of the financial condition and results of operations represents an overview of the consolidated financial condition as of March 31, 2014 and December 31, 2013 and results of operations for the three months ended March 31, 2014 compared to the same period in 2013.  This discussion is designed to provide a more comprehensive review of the financial condition and operating results than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the interim financial statements and related footnotes included herein, and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 14, 2014.

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

Our operations are influenced by local economic conditions and by policies of financial institution regulatory authorities.  Fluctuations in interest rates due to factors such as competing financial institutions as well as fiscal policy and the Federal Reserve’s decisions on monetary policies, including interest rate targets, impact interest-earning assets and our cost of funds and, thus, our net interest margin.  In addition, the local economy and real estate market of Northeast Florida, and the demand for our products and loans, impact our margin.  The local economy and viability of local businesses can also impact the ability of our customers to make payments on loans, thus impacting our loan portfolio.  The Company evaluates these factors when valuing its allowance for loan losses. The Company also believes its underwriting procedures are relatively conservative and, as a result, the Company is not being any more affected than the overall market in the current economic conditions.

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

The Company received updated appraisals on a majority of its substandard assets during the second half of 2012.  As a result of having current appraisals, more modest discounts were required due to the factors noted above.  Appraisals were discounted an average of 9% as of December 31, 2012 compared to 28% as of June 30, 2012.  Likewise, the average discount on OREO appraisals decreased to 10% from 23% as of the same dates.  The weighted average discounts applied to impaired loans and OREO as of March 31, 2014 were 1.5% and 0.5%, respectively.  Discounts are anticipated to remain at these lower levels for the foreseeable future due to indicators of stabilization in the local real estate market; however, discounts applied to appraisals may fluctuate on a short-term basis due to changes in the property/discount mix going forward.

We believe that the Company’s recapitalization plan that was executed in 2012 and completed in 2013, combined with the strategic initiative to accelerate the disposal of substandard assets, has enabled the Company to restore capital to prescribed regulatory levels.  As of March 31, 2014 and December 31, 2013, the Bank was well-capitalized with total risk based capital of 14.00% and 14.11% and Tier 1 leverage capital of 9.74% and 9.33%, respectively.  During the three months ended March 31, 2014 and looking forward, the Company intends to maintain the quality of its loan portfolio through the continued reduction of problem assets in a prudent and reasonable manner and to continue to improve the overall credit process including, but not limited to, loan origination disciplines, strict underwriting criteria, and succinct funding and onboarding processes.  In addition, the Company will carry on with the repositioning of its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors, and other service industries.  Such improvements have not yet materially impacted our financial condition or results of operations; however, these changes have contributed to the recent improvements in the Company’s overall asset quality.

To further supplement the Company’s business strategy, the Bank has adopted a philosophy of seeking and retaining the best available personnel for positions of responsibility, who we believe will provide us with a competitive edge in the local banking market.  Upon the retirement of Mr. Price Schwenck, the Company’s former Chief Executive Officer, the Company appointed Stephen C. Green as President and Chief Executive Officer and Margaret A. Incandela as Chief Operating Officer and Chief Credit Officer during 2012 as a means of adding critical management expertise.  In June of 2013, Mr. Green resigned as President and Chief Executive Officer of the Company, and as Chief Executive Officer of the Bank.  Following his resignation, the Company’s Board of Directors appointed Donald F. Glisson, Jr., Chairman of the Board of the Company, to serve as the Company’s principal executive officer on an interim basis until a new President and Chief Executive Officer was elected.  On December 4, 2013, the Company appointed Kendall L. Spencer as President and Chief Executive Officer to provide advanced leadership and commercial banking expertise as well as additional proficiencies in strategic financial planning and execution of operational initiatives.  Please refer to Item 1A. Risk Factors of Part II—Other Information for additional information related to these events and the potential impact on our operating results.

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

During the third quarter of 2013, the Company initiated concurrent offerings: (i) a rights offering to eligible existing shareholders of nontransferable subscription rights to purchase shares of the Company’s common stock at a subscription price of $10.00 per share and (ii) a public offering of shares not subscribed for in the rights offering at an equal subscription price of $10.00 per share.  The subscription period for the rights offering expired on September 20, 2013 and resulted in the sale of 104,131 shares of the Company’s common stock for aggregate proceeds of $1.0 million, or $0.9 million net of offering expenses.  The public offering expired on October 4, 2013, whereby the Company sold 395,869 shares for an aggregate of $4.0 million, or $3.2 million net of offering expenses.  Total net proceeds from the concurrent offerings will be used to support the Company’s business strategy going forward.

Please refer to Note 2 – Capital Raise Transactions and Note 9 – Shareholders’ Equity in the accompanying notes to the Consolidated Financial Statements for additional information related to the Company’s recent capital raise activities.

Asset Sale

On December 28, 2012, the Bank entered into an Asset Purchase Agreement with a real estate investment firm (the “Asset Purchaser”) for the purchase by the Asset Purchaser of approximately $25.1 million of the Bank’s loans and other assets for approximately $11.7 million (the “Asset Sale”).  The Asset Sale was consistent with the Company’s strategy to accelerate the disposition of substandard assets. Assets underlying the Asset Sale included OREO, non-accrual loans, loans with a history of being past due, and other loans that were part of an overall customer relationship.  Proceeds from the Asset Sale included $11.3 million from the sale of loans and $0.4 million from the sale of OREO.  The Asset Sale was completed on December 31, 2012 including the immediate transfer of servicing from the Bank.

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

The additional $8.8 million of charge-offs required to expedite the disposition through the Asset Sale were not considered indicative of our historical loss experience and, therefore, were excluded in the determination of the appropriateness of our allowance for loan losses for the remaining portfolio as of December 31, 2012.  Asset sales and the respective discounts are not a traditional element of the Company’s normal business activities and, therefore, were excluded in order to properly estimate incurred losses associated with the remainder of the loan portfolio.  Further, management does not anticipate another asset sale in the foreseeable future.

For additional information related to the Asset Sale, please refer to Note 4 – Loans and Allowance for Loan Losses in the accompanying notes to the Consolidated Financial Statements.

Reverse Stock Split

Bancorp’s Board of Directors implemented a 1-for-20 reverse stock split of Bancorp’s outstanding shares of common stock and nonvoting common stock effective October 24, 2013.  As a result of the reverse stock split, each 20 shares of issued and outstanding common stock and nonvoting common stock, par value $0.01 per share, respectively, were automatically and without any action on the part of the respective holders, combined and reconstituted as one share of the respective class of common equity as of the effective date.  Consequently, the aggregate par value of common stock and nonvoting common stock eliminated in the reverse stock split was reclassed on the Company’s consolidated balance sheets from the respective class of common equity to additional paid-in capital.  Additional adjustments were made to the aforementioned accounts as a result of rounding to avoid the existence of fractional shares.  All share and per share information, in this report, has been retrospectively adjusted to reflect the 1-for-20 reverse stock split.  Please refer to Note 9 – Shareholders’ Equity for additional information related to the reverse stock split.

Introduction

The Company’s performance during the periods ended March 31, 2014 and December 31, 2013 is reflective of the Company’s ongoing strategy to accelerate the disposition of substandard assets on an individual customer basis as well as re-pricing activities in the current low interest rate environment.  As a result of these efforts, as well as recent indicators of stabilization in the local real estate markets, the Company recognized no provision expense, reduced noninterest expense and a continued general reduction in nonperforming loans during the three months ended March 31, 2014.

Comparison of Financial Condition as of March 31, 2014 and December 31, 2013

Total assets decreased $10.5 million, or 2.07%, from $507.3 million as of December 31, 2013 to $496.8 million as of March 31, 2014.  The Company experienced a significant decrease in cash and cash equivalents as a result of a reduction in federal funds sold in the amount of $16.1 million and a decrease in securities available-for-sale of $3.6 million.  These amounts were offset by an increase in net loans of $9.6 million and other real estate owned of $0.5 million during the three months ended March 31, 2014.

Investment securities available-for-sale decreased $3.6 million, or 4.30%, from $84.8 million as of December 31, 2013 to $81.1 million as of March 31, 2014.  During the three months ended March 31, 2014, the Company received $3.9 million in proceeds from principal repayments, maturities and calls.  The remaining variance is due to the change in fair market value during the same year-to-date period.

Total deposits decreased by $11.0 million, or 2.53%, during the three months ended March 31, 2014, from $435.0 million as of December 31, 2013 to $424.0 million as of March 31, 2014.  The following is an explanation of the changes in each of the major deposit categories during the three months ended March 31, 2014:

•	Noninterest-bearing deposits decreased $3.1 million, or 3.05%, as a result of expected seasonality, largely due to our business customer deposit base from disbursements of year-end bonuses and taxes due;

•	Money market, NOW and savings deposits increased $2.1 million, or 1.12%, due to natural fluctuations in account balances; and

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

•	The time deposit portfolio decreased by $10.0 million, or 6.86%, driven primarily by a $9.2 million reduction in local CDs. The remaining variance was due to a decrease in national CDs when compared to the prior year-end.

Loans from related parties and FHLB advances and other borrowings remained substantially unchanged during the three months ended March 31, 2014, with no balance outstanding from loans from related parties as of March 31, 2014 and December 31, 2013, respectively, and FHLB advances and other borrowings of $20.1 million and $20.2 million, respectively, as of the same dates.

Total shareholders’ equity increased slightly during the three months ended March 31, 2014, from $33.9 million as of December 31, 2013 to $34.5 million as of March 31, 2014.  This increase was attributable to a decrease in accumulated comprehensive loss of $0.5 million and net income during the three months ended March 31, 2014 of $26 thousand.  Accumulated comprehensive income increased based on changes in interest rates during the three months ended March 31, 2014.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013

Net Income
The Company had net income of $26 thousand for the three months ended March 31, 2014 compared to net income of $199 thousand for the three months ended March 31, 2013.  On a diluted per share basis, the Company had no income available to common shareholders for the three months ended March 31, 2014, compared to a net loss of $12.15 for the same period in the prior year.  The Company experienced a net loss per diluted common share in 2013 due to the noncash, implied preferred stock dividend.  Please refer to Note 9 – Shareholders’ Equity for additional information.

Net Interest Income
Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $4.3 million for the three months ended March 31, 2014, compared to $5.2 million for the same period in 2013.

Total interest income decreased $1.3 million for the three months ended March 31, 2014 when compared to the same period in 2013.  This decrease was primarily driven by the decrease in average loan balances and a decrease in the average yield on loans to 5.03% for the three months ended March 31, 2014 compared to 6.03% for the three months ended March 31, 2013.  The decrease in the loan yield was driven by a decrease in accretion recognized on acquired loans of approximately $0.7 million as well as a slight decrease in the core average yield earned on loans.

The average cost of interest-bearing liabilities decreased 16 basis points to 0.95% for the three months ended March 31, 2014 compared to 1.11% for the same period in 2013.  The overall decrease in the average cost of interest-bearing deposits reflects an ongoing reduction in interest rates paid on deposits as a result of the re-pricing activities in the current low interest rate environment.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The net interest margin decreased by 46 basis point to 3.62% from 4.08%, when comparing the first three months of 2014 to the same period in the prior year.  The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and evaluates rates paid on its core deposits to ensure they remain competitive in the local market environment.

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

	Three Months Ended March 31,
	2014			2013
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans (1)	$375,753	$4,660	5.03%	$395,589	$5,879	6.03%
Securities available-for-sale:
Taxable	76,996	320	1.69	74,297	278	1.52
Tax-exempt(2)	8,009	100	5.01	16,889	175	4.20
Other interest-earning assets(3)	17,566	38	0.88	32,816	30	0.37
Total interest-earning assets	478,324	5,118	4.34	519,591	6,362	4.97
Noninterest-earning assets(4)	17,656			18,464
Total assets	$495,980			$538,055
Interest-bearing liabilities:
Savings deposits	$9,623	$4	0.17%	$9,778	$7	0.29%
NOW deposits	26,162	5	0.08	21,693	5	0.09
Money market deposits	152,320	140	0.37	164,115	273	0.67
Time deposits	138,266	415	1.22	178,859	514	1.17
FHLB advances	20,000	74	1.50	20,000	74	1.50
Federal Reserve and other borrowings	11	-	0.00	11	-	0.00
Subordinated debt	16,160	203	5.09	16,097	207	5.22
Other interest-bearing liabilities(5)	-	11	0.00	2,200	53	9.77
Total interest-bearing liabilities	362,542	852	0.95	412,753	1,133	1.11
Noninterest-bearing liabilities	99,227			91,734
Shareholders' equity	34,211			33,568
Total liabilities and shareholders' equity	$495,980			$538,055
Net interest income		$4,266			$5,229
Interest rate spread(6)			3.39%			3.86%
Net interest margin(7)			3.62%			4.08%

(1)	Average loans include nonperforming loans. Interest on loans included loan fees (in thousands) of $17 and $70 for the three months ended March 31, 2014 and 2013, respectively.
(2)	Interest income and rates do not include the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax-exempt interest on tax-exempt investment securities to a fully taxable basis.
(3)	Includes federal funds sold.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes federal funds purchased and loans from related parties that pay an annual rate of interest equal to 8% on a quarterly basis of the amount outstanding or an unused revolver fee calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Rate/Volume Analysis:
The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Three Months Ended March 31, 2014 vs. 2013
	Increase (Decrease) Due to(1)
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Loans	$(936)	$(283)	$(1,219)
Securities available-for-sale:
Taxable	32	10	42
Tax-exempt	29	(104)	(75)
Other interest-earning assets	27	(19)	8
Total interest-earning assets	$(848)	$(396)	$(1,244)

Interest-bearing liabilities:
Savings deposits	$(3)	$-	$(3)
NOW deposits	(1)	1	-
Money market deposits	(115)	(18)	(133)
Time deposits	22	(121)	(99)
FHLB advances	-	-	-
Federal Reserve and other borrowings	-	-	-
Subordinated debt	(5)	1	(4)
Other interest-bearing liabilities	(15)	(27)	(42)
Total interest-bearing liabilities	$(117)	$(164)	$(281)
Net change in net interest income	$(731)	$(232)	$(963)

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each component.

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income decreased period-over-period, with $377 thousand and $424 thousand in service charges and other income for the three months ended March 31, 2014 and 2013, respectively.  Included in Other income, the Company recorded a net gain of $37 thousand from the sale of municipal securities during the three months ended March 31, 2013.

Noninterest expense decreased to $4.6 million for the three months ended March 31, 2014, compared to $5.2 million for the same period in 2013.  This decrease was due to a decrease in professional fees of $0.2 million, mainly related to audit and legal fees that were higher in the first three months of 2013 as a result of the special shareholders’ meeting held in the first quarter of 2013.  In addition, there was a decrease of $0.5 million for OREO and loan expenses as a result of the Company’s execution of its strategy to reduce problem assets. The remainder of the components of noninterest expense remained relatively flat period-over-period.

There was no income tax expense/benefit recorded for the three months ended March 31, 2014 and 2013. The Company recorded a full valuation allowance against its deferred taxes as of December 31, 2011.  This was substantially due to the fact that it was more-likely-than-not that the benefit would not be realized in future periods due to the uncertainty of future taxable income and Section 382 of the Internal Revenue Code.  Based on an analysis performed as of March 31, 2014 and December 31, 2013, it was determined that the need for a full valuation allowance still existed.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asset Quality

The Company has identified certain assets as risk elements.  These assets include nonperforming loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, troubled debt restructurings, and other real estate owned (i.e., foreclosed assets).  Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due.  These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company’s nonperforming loans, foreclosed assets and troubled debt restructurings as of March 31, 2014 and December 31, 2013 were as follows:

(Dollars in thousands)	March 31, 2014	December 31, 2013
Nonperforming loans:
Commercial	$208	$304
Real estate mortgage loans
Residential	1,198	3,716
Commercial	9,837	7,105
Construction and land	4,981	5,517
Consumer loans and other	355	366
Total nonperforming loans(1)	16,579	17,008
Other real estate owned, net	3,559	3,078
Total nonperforming assets	20,138	20,086
Performing loans classified as troubled debt restructurings	8,863	6,542
Nonperforming loans classified as troubled debt restructurings(1)	5,213	5,993
Total loans classified as troubled debt restructuring	$14,076	$12,535
Nonperforming loans as a percent of gross loans	4.37%	4.59%
Nonperforming loans and other real estate owned as a percent of total assets	4.05%	3.95%

(1)	Nonperforming loans classified as troubled debt restructurings are also included in the total nonperforming loans above.

As shown in the table above, nonperforming assets remained relatively flat with a slight increase of $52 thousand as of March 31, 2014 from December 31, 2013, respectively.  Nonperforming loans decreased $0.4 million as of the same dates.  The general reduction of nonperforming loans was primarily due to charge-off’s (both partial and full) on impaired loans that were specifically reserved for as of December 31, 2013 as well as several impaired loans that were paid off in the first quarter of 2014.  This was slightly offset by one large commercial real estate relationship that went on nonaccrual in the first quarter of 2014.

Loans are deemed impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms.  As of March 31, 2014, impaired loans increased by $2.4 million to $22.9 million, compared to $20.5 million as of December 31, 2013.  Of the $22.9 million impaired loans as of March 31, 2014, $3.5 million were loans acquired from the merger with ABI.  Nonperforming impaired loans were $14.0 million as of March 31, 2014.  Specific reserves in the amount of $1.7 million were allocated to impaired loans as of March 31, 2014.

During the normal course of business, the Company may restructure or modify the terms of a loan for various reasons.  The restructuring of a loan is considered a troubled debt restructuring if both (i) the borrower is experiencing financial difficulties and (ii) a concession was granted that otherwise would not have occurred under normal circumstances.  As of March 31, 2014, the Company had loan balances of $14.1 million for customers whose loans were classified as troubled debt restructurings, of which $13.6 million were included in the impaired loans balance as of the same date.  Of the total loans classified as troubled debt restructurings, $1.0 million were classified as troubled debt restructurings with collateral shortfalls.  The Company has allocated $0.4 million to customers whose loan terms have been modified as troubled debt restructurings with collateral shortfalls and $43 thousand to the remaining troubled debt restructurings included in the impaired loans balance as of March 31, 2014.   An additional allocation in the amount of $9 thousand represented one loan classified as a troubled debt restructuring that was acquired with deteriorated credit quality, and therefore, was excluded from the impaired loans balance as of the same date.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The troubled debt restructurings that occurred during the three months ended March 31, 2014 allowed the borrowers to make reduced payments, such as (i) reduced fixed interest rate through maturity and an advance to cover a deficiency from sale of a separate foreclosed property, (ii) change from principal and interest payments to interest only payments for a limited period of time, (iii) reduced principal and interest payments through maturity, (iv) change from variable rate interest only payments through maturity to fixed rate interest only payments for a limited period of time and reduced principal and interest payments through maturity, (v) change from variable rate interest only payments through maturity to fixed rate and reduced principal and interest payments through maturity, or (vi) proposed forgiveness of principal contingent upon the satisfaction of the modified terms.  As of March 31, 2014, the Company had extended additional credit of $5 thousand to customers whose loans were classified as troubled debt restructurings.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the three months ended March 31, 2014.  These loans had a total recorded investment of $2.8 million and $5.5 million as of March 31, 2014 and 2013, respectively.  Modifications during the three months ended March 31, 2014 involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time, (ii) adjusting the interest rate to a market interest rate through maturity, or (iii) extension of interest-only payments for a limited period of time.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

Loans past due still accruing interest as of March 31, 2014 and December 31, 2013 were categorized as follows:

(Dollars in thousands) March 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$74	$-	$-	$74
Real estate mortgage loans:
Residential	185	-	-	185
Commercial	1,839	768	-	2,607
Construction and land	56	-	-	56
Consumer and other loans	-	-	-	-
Total	$2,154	$768	$-	$2,922

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$-	$-	$-	$-
Real estate mortgage loans:
Residential	287	13	-	300
Commercial	2,558	2,775	-	5,333
Construction and land	-	118	-	118
Consumer and other loans	95	11	-	106
Total	$2,940	$2,917	$-	$5,857

The decrease in total loans past due 30-89 days still accruing interest to $2.9 million as of March 31, 2014 from $5.9 million as of December 31, 2013 was driven primarily by general improvements in asset quality during the three months ended March 31, 2014.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Adversely classified loans increased slightly to $30.3 million as of March 31, 2014 compared to $30.1 million as of December 31, 2013.  Of the total adversely classified loans as of March 31, 2014, $16.6 million were nonperforming and $10.6 million were from the merger with ABI.  The $10.6 million of adversely classified loans from ABI are net of a fair value adjustment of $1.0 million, or 8.8% of the gross contractual amount receivable as of March 31, 2014.

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

(Dollars in thousands) March 31, 2014	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total
Nonaccrual	$16,579	$5,695	$2,538	15.3%
Past Due	14,767	2,439	2,290	15.5
Special Mention	14,713	707	685	4.7
Substandard	30,330	10,621	3,858	12.7
Doubtful	-	-	-	-
	$45,043	$11,328	$4,543	10.1

December 31, 2013	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total
Nonaccrual	$17,008	$4,537	$3,099	18.2%
Past Due	19,460	2,963	2,709	13.9
Special Mention	16,814	711	687	4.1
Substandard	30,131	9,170	4,434	14.7
Doubtful	-	-	-	-
	$46,945	$9,881	$5,121	10.9

During the three months ended March 31, 2014, the Company experienced an overall reduction in loans acquired from ABI with deteriorated credit quality in terms of the recorded investment in such loans and as a percentage of total loans.  When comparing the total percentage of loans acquired from ABI with deteriorated credit quality for special mention and substandard loans to the total special mention and substandard loans of the Company, the percentages reflect an overall reduction to 10.1% as of March 31, 2014, compared to 10.9% as of December 31, 2013.  A similar reduction was experienced for loans on nonaccrual.

The same criteria used for all Company loans greater than 90 days past due and still accruing interest applies to loans acquired with deteriorated credit quality.  Loans acquired with deteriorated credit quality will be placed on nonaccrual status if the amount and timing of future cash flows cannot be reasonably estimated or if repayment of the loan is expected to be from collateral that has become deficient.  As of March 31, 2014, we had loans acquired with deteriorated credit quality on nonaccrual in the amount of $2.5 million.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In comparison to our internally defined peer group, the ratio of nonaccrual loans to total loans remained unfavorable throughout the current year-to-date period.  However, the Company’s ratio of nonaccrual loans to total loans has improved from December 31, 2013 to March 31, 2014 as the Company has shown improvements in our overall asset quality during the three months ended March 31, 2014.  In addition, the Company has historically maintained a higher allowance for loan loss reserves as a percentage of total loans when compared to our peers.

Allowance and Provision for Loan Losses

The allowance for loan losses decreased by $0.7 million during the three months ended March 31, 2014, amounting to $15.1 million as of March 31, 2014 as compared to $15.8 million as of December 31, 2013.  The allowance represented approximately 3.98% and 4.25% of total loans as of March 31, 2014 and December 31, 2013, respectively.

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended
	March 31,
(Dollars in thousands)	2014	2013
Allowance at beginning of period	$15,760	$20,198

Charge-offs:
Commercial loans	203	-
Real estate mortgage loans	664	547
Consumer and other loans	12	133
Total charge-offs	879	680

Recoveries:
Commercial loans	17	11
Real estate mortgage loans	201	68
Consumer and other loans	5	6
Total recoveries	223	85
Net charge-offs	656	595

Provision for loan losses charged to operating expenses:
Commercial loans	254	137
Real estate mortgage loans	(322)	(66)
Consumer and other loans	68	146
Total provision	-	217
Allowance at end of period	$15,104	$19,820

The decrease in the allowance for loan losses as of March 31, 2014 compared to December 31, 2013 was driven primarily by charge-offs taken in the first quarter of 2014 that were specifically reserved as part of loans individually evaluated for impairment as of December 31, 2013. In addition, there was an overall slight decrease in the historical loss component used in loans collectively evaluated for impairment.  The historical loss component of the allowance is determined by losses recognized over the preceding five years with the most recent years carrying more weight.  As the Company’s credit quality has improved, the more recent years that are more heavily weighted carry fewer losses.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own historical experience as well as industry and economic trends.  In calculating the Company’s allowance for loan losses, the Company’s historical loss experience is supplemented with various current and economic trends.  These current qualitative factors can include any of the following: changes in volume and severity of past due status, special mention, substandard and nonaccrual loans; levels of any trends in charge-offs and recoveries; changes in nature, volume and terms of loans; changes in lending policies and procedures; changes in lending management and quality of loan review; changes in economic and business conditions; and changes in underlying collateral values and effects of concentrations. There were no changes in the current qualitative factors from December 31, 2013 to March 31, 2014.

As of March 31, 2014, of the $13.0 million of the allowance for loan losses from loans collectively evaluated for impairment, the real estate mortgage loans portfolio segment had total weighted average qualitative factors of 1.17%, or $2.9 million; the commercial loans portfolio segment had total weighted average qualitative factors of 1.30%, or $0.6 million; and the consumer and other loans portfolio segment had total qualitative factors of 1.60%, or $21 thousand.  Impaired loans were $22.9 million as of March 31, 2014, of which $1.7 million was specifically allocated to the allowance for loan losses which was deemed appropriate to absorb probable incurred credit losses.

As part of the Company’s allowance for loan losses policy, loans acquired from ABI with evidence of deteriorated credit quality were included in our evaluation of the allowance for loan losses for each period.  For loans acquired with deteriorated credit quality, if the loss was attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill.  If not, the additional deterioration was recorded as additional provision expense with a corresponding increase to the allowance for loan losses.  After the measurement period, any additional impairment above the current carrying discount was recorded as additional provision for loan loss expense with a corresponding increase to the allowance for loan losses.  As of March 31, 2014, there were $2.5 million in loans acquired with deteriorated credit quality that were included in the evaluation of the allowance for loan losses.

For loans acquired with deteriorated credit quality that were deemed troubled debt restructurings prior to the Company’s acquisition of them, these loans were not considered troubled debt restructurings as they were accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Subsequent to the acquisition, the same criteria used for all other loans applied to loans acquired with deteriorated credit quality and their treatment as troubled debt restructurings.  As of March 31, 2014, there was one acquired loan with deteriorated credit quality that was deemed a troubled debt restructuring in the amount of $511 thousand.

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

Based on the results of the analysis performed by management as of March 31, 2014, the allowance for loan losses was considered adequate to absorb probable incurred credit losses in the portfolio as of that date.  As more fully discussed in the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates and judgments.  Actual results may differ significantly from these estimates and judgments.

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

Cash Flows from Operating Activities:
Net cash from operating activities was $92 thousand and $1.1 million for the three months ended March 31, 2014 and 2013, respectively.  Net cash from operating activities for the three months ended March 31, 2014 was primarily impacted by net income of $26 thousand, as adjusted for (i) net accretion of purchase accounting adjustments, mainly purchased loans, of $101 thousand, (ii) premium amortization for securities, net of accretion, of $226 thousand, (iii) depreciation and amortization of $177 thousand, (iv) net change in accrued interest receivable and other assets of $170 thousand, and (v) net change in accrued expenses and other liabilities of $105 thousand.  Net cash from operating activities for the same period in the prior year reflected net income of $199 thousand, as adjusted for (a) the net change in accrued interest receivable and other assets of $1.3 million, (b) net accretion of purchase accounting adjustments of $0.8 million, (c) premium amortization for securities, net of accretion, of $0.3 million, and (d) provision for loan losses of $0.2 million.

Cash Flows from Investing Activities:
Net cash used for investing activities was $ 5.9 million and $5.5 million for the three months ended March 31, 2014 and 2013, respectively.  The increase in cash flows used for investing activities was primarily due to a net increase of $11.6 million in cash outflows for loan originations offset by a decrease in net cash inflows of $11.9 million for available-for-sale securities.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flows from Financing Activities:
Net cash used for financing activities was $11.0 million and $43.8 million for the three months ended March 31, 2014 and 2013, respectively.  The period-over-period decrease in cash outflows was due to $11.0 million in net deposit cash flows during the three months ended March 31, 2014, compared to $43.8 million in deposit outflows during the same period in the prior year.

Capital Resources

The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows.  The primary internal sources of liquidity include principal and interest payments on loans, proceeds from maturities and monthly payments on the balance of the investment securities portfolio, and its overnight position with federal funds sold.  As of March 31, 2014, the Company had $81.1 million in available-for-sale securities, $5.4 million of which was pledged to the Federal Reserve Bank for the Borrower-in-Custody Program as well as the State of Florida.  Scheduled maturities and paydowns of the Company’s investment securities are an additional source of liquidity.  The Company also has the ability to convert marketable securities into cash or access new or existing sources of incremental funds if the need should arise.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market deposits.

The Bank has an unsecured federal funds purchased accommodation with its main correspondent bank totaling $6.0 million as of March 31, 2014, all of which was available as of that date.  In addition, the Bank has established two additional unsecured federal funds purchased accommodations with its secondary correspondent banks for $14.5 million, all of which was available as of March 31, 2014.  Availability of funds under the unsecured federal funds purchased accommodations are based on the Company’s capital adequacy as of that date; therefore, total funds available under these accommodations could fluctuate period-over-period.

In addition, the Bank has invested in FHLB stock for the purpose of establishing a line of credit with FHLB.  This line is collateralized by a lien arrangement on the Bank’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $28.5 million as of March 31, 2014 and had borrowed $20.0 million, leaving $8.5 million available as of the same date.  The Bank also has a “Borrower in Custody” line of credit with the Federal Reserve Bank that utilizes excess loan collateral and pledged municipal securities.  The amount of this line as of March 31, 2014 was $24.3 million, all of which was available as of that date.  While these lines of credit were available to the Company as of March 31, 2014, they do not represent legal commitments to extend credit.

The Bank also has access to the non-brokered national and brokered deposit markets to supplement liquidity needs.  As of March 31, 2014, the Bank had $57.9 million in national CDs and $10.4 million in brokered CDs.  The Bank has historically utilized brokered deposits, but absent a waiver from the FDIC, could not offer brokered CDs during 2012 as it was not well capitalized until December 31, 2012.  Our ability to utilize brokered CDs and the rates we can pay on deposits will be limited if the Bank fails to remain well capitalized for regulatory purposes.

During the year ended December 31, 2011, the Company entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties.  Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding.  To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  The Revolvers mature on January 1, 2015.  There were no amounts outstanding under the Revolvers with $2.2 million remaining available as of March 31, 2014 and December 31, 2013, respectively.  During the second quarter of 2013, participants in the Private Placement who purchased Series A Preferred Stock through the cancellation of debt under their Revolvers, were given the option and thereby elected to reduce their loan commitments under the Revolvers based on the amount previously utilized to purchase shares of Series A Preferred Stock in the Private Placement.  This resulted in a reduction of the maximum borrowings available to the Company from $4.0 million as of December 31, 2012 to $2.2 million effective July 1, 2013.  Please refer to Note 5 – Loans from Related Parties in the accompanying notes to the Consolidated Financial Statements for additional information related to the reduced availability under the Revolvers.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In recent years, Bancorp has depended on the Revolvers, in addition to cash on hand and net proceeds from capital raise activities, to pay its operating and interest expenses.  Management believes the maximum borrowings available under the Revolvers as of March 31, 2014 and other sources of liquidity are sufficient through December 31, 2014.

Historically, the primary source of Bancorp’s income was expected to be dividends from the Bank.  A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law.  Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows: No bank may pay a dividend at any time that the total of net income for the current year, when combined with retained net income from the preceding two years, produces a loss.  The Bank met this restriction as of March 31, 2014 as our net income for the three months ended March 31, 2014 combined with retained earnings from the preceding two years produced a loss.  The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

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

As of March 31, 2014 and December 31, 2013, Bancorp, the Bank, and the Company met all capital adequacy requirements to which they were subject.  Further, management and the Bank’s Board of Directors have committed to the FDIC to maintain Total Risk-Based Capital of 12% and Tier 1 Capital to Average Assets of 8%.  For additional information related to the Company’s capital adequacy information, please refer to Note 11 – Capital Adequacy in the accompanying notes to the Consolidated Financial Statements.

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

The Bank was well capitalized as of March 31, 2014 and December 31, 2013, respectively.  Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the FDIC prior to accepting or renewing brokered deposits.  FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had an MoU with the FDIC and the Florida Office of Financial Regulation that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%.  On July 13, 2012, the 2008 MoU was replaced by a new MoU (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%.   The Bank met the minimum capital requirements of these memoranda as of March 31, 2014 and December 31, 2013, when the Bank had total risk-based capital of 14.00% and 14.11% and Tier 1 leverage capital of 9.74% and 9.33%, respectively.

In December 2006, bank regulators issued “Joint Guidance on Concentrations in Commercial Real Estate Lending.”  This document outlines regulators’ concerns regarding the high level of growth in commercial real estate loans on banks’ balance sheets.  Many banks, especially those in Florida, have substantial exposure to commercial real estate loans.  The concentration in this category is considered when analyzing the adequacy of the loan loss allowance based on sound, reliable and well-documented information.  The Bank’s 2012 MoU with the FDIC also requires us to monitor and reduce our commercial real estate (“CRE”) loan concentrations.  As of March 31, 2014, the ratio of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans as a percentage of total risk-based capital was 276.7% compared to 275.8% as of December 31, 2013.  Both our March 31, 2014 and December 31, 2013 ratios did not exceed applicable regulatory guidance of 300% of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans.

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.  The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total risk-based capital of at least 8.00%, at least half of which must be Tier 1 capital.  As of March 31, 2014 and December 31, 2013, Bancorp met these requirements.

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

Dividends and Distributions

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt.  Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings.  Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the bank’s regulators.  The Bank has not paid dividends to Bancorp since October 2009 and cannot currently pay dividends, and Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies and enforcement actions.  Bancorp has relied upon revolving loan agreements with certain of its directors and other related parties to pay its expenses during such time.  As of March 31, 2014 and December 31, 2013, there were $2.2 million in remaining funds available under the Revolvers, respectively.  During the three months ended March 31, 2014 and the year ended December 31, 2013, Bancorp used cash on hand and net proceeds from capital raise activities to fund operations.

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

On July 2, 2013, the Federal Reserve approved the final rules to implement the Basel III rules in the U.S.  The final rules implemented changes to the regulatory capital framework including, but not limited to, (i) a revised definition of regulatory capital, (ii) a new common equity Tier 1 minimum capital requirement, (iii) a higher minimum Tier 1 capital requirement, (iv) limitations on capital distributions and certain discretionary bonus payments based on various capital requirements, (v) amended methodologies for determining risk-weighted assets, and (vi) new disclosure requirements for top-tier banking organizations with $50.0 billion or more in total assets.  Further, the final rules incorporated these new requirements into the prompt corrective action framework.  Various provisions have been included in the final rules to provide relief to banking organizations under $50.0 billion in assets, such as community banks like ours.  Such provisions include the opportunity for a one-time opt-out from the requirement to include fluctuations in available-for-sale securities as part of regulatory capital and grandfather treatment of trust preferred securities as an element of Tier 1 capital for banking organizations under $15.0 billion.  These new rules took effect beginning January 1, 2014 and have a mandatory compliance deadline of January 1, 2015 for banking organizations with total assets less than $250.0 billion.  The Company is currently evaluating the impact of adoption.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Contractual Obligations, Commitments and Contingent Liabilities

The Company has various financial obligations, including contractual obligations and commitments that are expected to require future cash payments.  Management believes that there have been no material changes in the Company’s overall level of these financial obligations since December 31, 2013 and that any changes in the Company’s obligations which have occurred are routine for the industry.  Further discussion of the nature of each type of obligation is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 14, 2014.

Off-Balance Sheet Arrangements

Management believes that there have been no material changes in off-balance sheet arrangements and related risks since the Company’s disclosure in its Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 14, 2014.

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

Deferred Income Taxes

Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income.  From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available.  Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against our deferred tax asset as of December 31, 2013 and December 31, 2012.  The Company performed an analysis as of March 31, 2014 and determined the need for a valuation allowance still existed.  To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense.  Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once the Company can demonstrate a sustainable return to profitability and conclude that it is more-likely-than-not that the deferred tax asset will be utilized prior to expiration.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Additional information with regard to the Company’s methodology and reporting of its critical accounting policies and associated estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 14, 2014.

Recently Issued Accounting and Reporting Standards

In July 2013, the FASB issued an accounting standards update that requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryingforward, with specified exceptions.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist as of the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  No new recurring disclosures are required by this update.  The Company has evaluated this standard and determined that it will not have a material effect on the Company’s Consolidated Financial Statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Management believes that there have been no material changes in quantitative and qualitative disclosures about market risk since the Company’s disclosure in its Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 14, 2014.

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

JACKSONVILLE BANCORP, INC.

Item 4.	Controls and Procedures (Continued)

(c)     Limitations on the Effectiveness of Controls
Bancorp’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.

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

Management believes that there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 14, 2014.

Item 5.	Other Information

On May 6, 2014, Valerie A. Kendall, the Executive Vice President and Chief Financial Officer of Bancorp and the Bank, entered into an Amended and Restated Executive Employment Agreement with Bancorp and the Bank (the “New Kendall Agreement”), which replaced Ms. Kendall’s previous Employment Agreement dated May 13, 2009, as amended.  Other than as set forth below, the New Kendall Agreement did not materially change the compensation payable to Ms. Kendall or the terms of her employment, as previously described in Bancorp’s filings with the SEC.

On May 8, 2014, Margaret A. Incandela, the Executive Vice President and Chief Credit Officer of Bancorp and the Bank, entered into an Amended and Restated Executive Employment Agreement with Bancorp and the Bank (the “New Incandela Agreement”), which replaced Ms. Incandela’s previous Executive Employment Agreement dated September 5, 2012.  Other than as set forth below, the New Incandela Agreement did not materially change the compensation payable to Ms. Incandela or the terms of her employment, as previously described in Bancorp’s filings with the SEC.  The New Incandela Agreement reflected a change in Ms. Incandela’s title from Executive Vice President, Chief Operating Officer and Chief Credit Officer of Bancorp and the Bank to Executive Vice President and Chief Credit Officer of Bancorp and the Bank, which change was effective on April 22, 2014. The New Kendall Agreement and the New Incandela Agreement are collectively referred to herein as the “New Employment Agreements.”

The provisions related to the compensation and benefits payable on a termination of the executive were amended in the New Employment Agreements to clarify the existing language and to expand the definition of “change in control” as a termination triggering event to include, among other things, mergers of Bancorp and the Bank with another entity having common ownership.  Under the New Employment Agreements, a “change in control” includes (i) any person or group becoming the beneficial owner of at least 50% of the combined voting power of the Bank’s or Bancorp’s outstanding voting securities, subject to certain exceptions, (ii) any reorganization, merger, consolidation, statutory share exchange or similar transaction involving Bancorp or the Bank and any person or entity other than a Controlling Person that requires approval of Bancorp’s shareholders, or any sale or other disposition of all or substantially all of Bancorp’s or the Bank’s assets to any person or entity other than a Controlling Person, and (iii) the approval of a complete liquidation or dissolution of Bancorp.  “Controlling Person” means a person or group who is the beneficial owner of at least 25% of the combined voting power of Bancorp’s or the Bank’s outstanding voting securities as of the date of the applicable New Employment Agreement.

Under each New Employment Agreement, the executive will be entitled to receive one year’s base salary after termination of her employment in the case of a termination by the Bank or Bancorp without “cause” or for a termination by the executive for “good cause” other than as a result of a change in control.  If the executive’s employment is terminated by the executive for “good cause” as a result of a change in control that results in a change in the executive’s position or duties within one year of the change in control, the executive is entitled to receive her base salary for a period of 2.9 years following termination.  In addition, Ms. Incandela is entitled to receive severance payments if she terminates her employment within 30 days of a change in control regardless of whether the change in control results in a change in her position or duties.

The foregoing description of the New Employment Agreements does not purport to be complete and is qualified in its entirety by the full text of the New Employment Agreements, copies of which are filed as Exhibits 10.3 and 10.4 to this report and incorporated by reference herein.

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

Exhibit No. 3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 3, 2014, File No. 000-30248).

Exhibit No. 10.1	Form of Incentive Stock Option Agreement under 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan. †

Exhibit No. 10.2	Form of Nonstatutory Stock Option Agreement under 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan. †

Exhibit No. 10.3	Amended and Restated Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Margaret A. Incandela. †

Exhibit No. 10.4	Amended and Restated Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Valerie A. Kendall. †

Exhibit No. 31.1	Certification of Chief Executive Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 31.2	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 *

Exhibit No. 101.INS	XBRL Instance Document*

Exhibit No. 101.SCH	XBRL Schema Document*

Exhibit No. 101.CAL	XBRL Calculation Linkbase Document*

Exhibit No. 101.DEF	XBRL Definition Linkbase Document*

Exhibit No. 101.LAB	XBRL Label Linkbase Document*

Exhibit No. 101.PRE	XBRL Presentation Linkbase Document*

*	Included herewith.
†	Identifies management contracts or compensatory plans or arrangements.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Date: May 9, 2014	By:	/S/ KENDALL L. SPENCER
Kendall L. Spencer
President and Chief Executive Officer
(Principal executive officer)

Date: May 9, 2014	By:	/S/ VALERIE A. KENDALL
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

Exhibit No. 3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 3, 2014, File No. 000-30248).

Exhibit No. 10.1	Form of Incentive Stock Option Agreement under 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan. †

Exhibit No. 10.2	Form of Nonstatutory Stock Option Agreement under 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan. †

Exhibit No. 10.3	Amended and Restated Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Margaret A. Incandela. †

Exhibit No. 10.4	Amended and Restated Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Valerie A. Kendall. †

Exhibit No. 31.1	Certification of Chief Executive Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 31.2	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 *

Exhibit No. 101.INS	XBRL Instance Document*

Exhibit No. 101.SCH	XBRL Schema Document*

Exhibit No. 101.CAL	XBRL Calculation Linkbase Document*

Exhibit No. 101.DEF	XBRL Definition Linkbase Document*

Exhibit No. 101.LAB	XBRL Label Linkbase Document*

Exhibit No. 101.PRE	XBRL Presentation Linkbase Document*

*	Included herewith.
†	Identifies management contracts or compensatory plans or arrangements.