Form 10-Q
period 2014-06-30
JACKSONVILLE BANCORP INC /FL/
filed 2014-08-08
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission file number  000-30248

JACKSONVILLE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3472981
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 North Laura Street, Suite 1000 Jacksonville, Florida	32202
(Address of principal executive offices)	(Zip Code)

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
Yes ☐             No ☒

As of July 31, 2014, the latest practicable date, there were 3,180,300 shares of the Registrant’s common stock outstanding and 2,614,821 shares of the Registrant’s nonvoting common stock outstanding.

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

JACKSONVILLE BANCORP, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$23,585	$16,799
Federal funds sold and other	6,545	23,526
Cash and cash equivalents	30,130	40,325
Securities available-for-sale	82,168	84,771
Loans, net of allowance for loan losses of $14,616 and $15,760 as of June 30, 2014 and December 31, 2013, respectively	353,944	354,592
Premises and equipment, net	5,326	6,421
Assets held for sale	944	-
Bank-owned life insurance	13,053	12,956
Federal Home Loan Bank stock, at cost	1,356	1,580
Other real estate owned, net	4,000	3,078
Accrued interest receivable	1,576	1,723
Other intangible assets, net	706	849
Other assets	1,436	994
Total assets	$494,639	$507,289

LIABILITIES
Deposits
Noninterest-bearing demand deposits	$103,743	$100,788
Money market, NOW and savings deposits	183,746	188,085
Time deposits	133,381	146,093
Total deposits	420,870	434,966
Federal Home Loan Bank advances and other borrowings	20,141	20,153
Subordinated debentures	16,186	16,154
Accrued expenses and other liabilities	1,922	2,084
Total liabilities	459,119	473,357

SHAREHOLDERS' EQUITY
Preferred stock	-	-
Common stock, $.01 par value, 3,180,274 and 3,177,090 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively(1)	32	32
Nonvoting common stock, $.01 par value, 2,614,821 and 2,618,005 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively(1)	26	26
Additional paid–in capital(1)	138,084	138,050
Retained earnings (deficit)	(102,155)	(102,688)
Accumulated other comprehensive loss	(467)	(1,488)
Total shareholders’ equity	35,520	33,932
Total liabilities and shareholders’ equity	$494,639	$507,289

(1)	Reflects the 1-for-20 reverse stock split completed in October 2013. Please refer to Note 9 – Shareholders’ Equity for additional information related to the reverse stock split.

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans, including fees	$5,099	$5,317	$9,759	$11,196
Taxable securities	302	301	622	579
Tax-exempt securities	91	157	191	332
Federal funds sold and other	41	22	79	52
Total interest income	5,533	5,797	10,651	12,159

Interest expense:
Deposits	541	754	1,105	1,553
Federal Reserve and other borrowings	11	54	22	107
Federal Home Loan Bank advances	75	75	149	149
Subordinated debentures	205	206	408	413
Total interest expense	832	1,089	1,684	2,222
Net interest income	4,701	4,708	8,967	9,937
Provision for loan losses	287	(484)	287	(267)
Net interest income after provision for loan losses	4,414	5,192	8,680	10,204

Noninterest income:
Service charges on deposit accounts	190	188	364	395
Other income	189	189	392	406
Total noninterest income	379	377	756	801

Noninterest expense:
Salaries and employee benefits	2,177	2,006	4,336	4,053
Occupancy and equipment	616	634	1,265	1,307
Regulatory assessments	169	205	361	403
Data processing	490	459	1,030	899
Advertising and business development	83	80	141	174
Professional fees	256	452	494	924
Telephone expense	96	90	189	177
Other real estate owned expense	41	808	110	1,115
Other	358	806	977	1,725
Total noninterest expense	4,286	5,540	8,903	10,777
Net income before income taxes	507	29	533	228
Income tax benefit	-	-	-	-
Net income	$507	$29	$533	$228

Noncash, implied preferred stock dividend	-	-	-	(31,464)
Net income (loss) available to common shareholders	$507	$29	$533	$(31,236)

Weighted average common shares outstanding: (1)
Basic shares	5,795,095	5,294,547	5,795,095	3,940,955
Dilutive stock options	544	1,388	3,923	-
Diluted shares	5,795,639	5,295,935	5,799,018	3,940,955

Earnings (loss) per common share: (1)
Basic	$0.09	$0.01	$0.09	$(7.93)
Diluted	$0.09	$0.01	$0.09	$(7.93)

(1)	Reflects the 1-for-20 reverse stock split completed in October 2013. Please refer to Note 9 – Shareholders’ Equity for additional information related to the reverse stock split.

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income	$507	$29	$533	$228
Other comprehensive income (loss):
Change in unrealized holding (losses) gains on available-for-sale securities	531	(1,759)	1,054	(2,182)
Net unrealized derivative gains (losses) on cash flow hedge	(39)	326	(33)	423
Reclassification adjustment for net gains on investments realized in earnings	-	(9)	-	(46)
Other comprehensive income (loss)	492	(1,442)	1,021	(1,805)
Tax effect	-	-	-	-
Other comprehensive (loss) income, net of tax effect	492	(1,442)	1,021	(1,805)
Total comprehensive income ( loss)	$999	$(1,413)	$1,554	$(1,577)

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

			Nonvoting				Additional	Retained	Accumulated Other
	Common Stock (1)		Common Stock (1)		Preferred Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital (1)	(Deficit)	Income (Loss)	Total
Balance as of December 31, 2012	294,544	$3	-	$-	50,000	$18,536	$83,890	$(70,264)	$1,411	$33,576
Net income								228		228
Other comprehensive loss									(1,805)	(1,805)
Total comprehensive loss										(1,577)
Vesting of restricted stock	38	0						0		0
Accretion of discount on preferred stock, Series A						31,464		(31,464)		-
Conversion of preferred stock, Series A, to common stock and nonvoting common stock (1)	2,382,000	24	2,618,000	26	(50,000)	(50,000)	49,950			-
Share-based compensation expense							34			34
Balance as of June 30, 2013	2,676,582	$27	2,618,000	$26	-	-	$133,874	$(101,500)	$(394)	$32,033

Balance as of December 31, 2013	3,177,090	$32	2,618,005	$26	-	$-	$138,050	$(102,688)	$(1,488)	$33,932
Net income								533		533
Other comprehensive income									1,021	1,021
Total comprehensive income										1,554
Permitted transfer of nonvoting common stock to common stock	3,184		(3,184)							-
Share-based compensation expense							34			34
Balance as of June 30, 2014	3,180,274	$32	2,614,821	$26	-	$-	$138,084	$(102,155)	$(467)	$35,520

(1)	Reflects the 1-for-20 reverse stock split completed in October 2013. Please refer to Note 9 – Shareholders Equity for additional information related to the reverse stock split.

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$533	$228
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	353	348
Net amortization of deferred loan fees	81	6
Provision for loan losses	287	(267)
Premium amortization for securities, net of accretion	441	533
Net realized gain on sale of securities	-	(46)
Net accretion of purchase accounting adjustments	(572)	(1,068)
Net loss (gain) on sale of other real estate owned	1	(84)
Write-down of other real estate owned	36	472
Capitalized other real estate owned expense	(14)	-
Earnings on bank-owned life insurance	(97)	(65)
Loss on disposal of premises and equipment	7	1
Share-based compensation	34	34
Net change in:
Accrued interest receivable and other assets	(301)	993
Accrued expenses and other liabilities	(196)	88
Net cash from operating activities	593	1,173

Cash flows from investing activities:
Available-for-sale securities:
Sales	-	4,167
Maturities, prepayments and calls	8,344	13,218
Purchases	(5,127)	(19,349)
Loan (originations) payments, net	46	11,178
Proceeds from sale of other real estate owned	21	969
Additions to premises and equipment, net	(203)	(103)
Redemptions of Federal Home Loan Bank stock, net of purchases	224	192
Net cash from investing activities	3,305	10,272

Cash flows from financing activities:
Net change in deposits	(14,093)	(40,725)
Net cash used for financing activities	(14,093)	(40,725)

Net change in cash and cash equivalents	(10,195)	(29,280)
Cash and cash equivalents at beginning of period	40,325	72,079
Cash and cash equivalents at end of period	$30,130	$42,799

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
(Unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2014	2013

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$1,699	$2,615
Income taxes	-	-

Supplemental schedule of noncash investing activities:
Acquisition of other real estate owned	$965	$3,690
Transfer of assets to held for sale	$944	$-

Supplemental schedule of noncash financing activities:
Implied preferred stock dividend	$-	$31,464

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

The consolidated financial information included herein as of June 30, 2014 and December 31, 2013 and for the periods ended June 30, 2014 and 2013 is unaudited.  Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods.  The December 31, 2013 consolidated balance sheet was derived from the Company’s December 31, 2013 audited Consolidated Financial Statements.

Nature of Operations

Bancorp is a financial holding company headquartered in Jacksonville, Florida, that currently provides financial services through eight full-service branches in Jacksonville and Jacksonville Beach, Duval County, Florida, as well as its virtual branch.  The Company’s primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans.  Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is impacted by the real estate and general economic conditions in the area.  For further information, please refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2014.

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

Interest income includes amortization of purchase premiums and accretion of purchase discounts. Premiums and discounts on securities are amortized using the level yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis and more frequently when economic or market conditions warrant such an evaluation.  In determining OTTI for debt securities, management considers many factors, including:  (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial conditions and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more-likely-than-not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

For the six months ended June 30, 2014 and 2013, there were no credit losses recognized in earnings related to investment securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Continued)

At times, the Company will charge off a portion of a nonperforming or impaired loan versus recording a specific reserve. The decision to charge off a portion of the loan is based on specific facts and circumstances unique to each loan.  General criteria considered are: the probability that the Company will foreclose on the property, the value of the underlying collateral compared to the principal amount outstanding on the loan and the personal guarantees associated with the loan.  For the six months ended June 30, 2014 and 2013, partial charge-offs were $1,273 and $1,918, respectively, on nonperforming and impaired loans of $5,915 and $5,480, respectively.  For the year ended December 31, 2013, partial charge-offs were $4,994 on nonperforming and impaired loans of $7,578.

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

Overdrawn customer checking accounts are reclassified as commercial loans and are evaluated on an individual basis for collectability.  These balances are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful.  As of June 30, 2014 and December 31, 2013, overdrawn customer checking accounts reclassified as commercial loans were $77 and $37, respectively.

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

NOTE 1 – BASIS OF PRESENTATION (Continued)

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

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Continued)

The general component covers all other loans not identified as impaired and is based on historical losses with consideration given to current environmental factors.  The historical loss component of the allowance is determined by losses recognized by each portfolio segment over the preceding five years with the most recent years carrying more weight.  This is supplemented by the risks for each portfolio segment.  In calculating the historical component of our allowance, we aggregate the portfolio segments by class of loans as follows:  commercial loans, residential real estate mortgage loans, commercial real estate mortgage loans (which includes construction and land loans), and consumer and other loans.  Risk factors impacting loans in each of the portfolio segments include changes in property values, consumer and business spending, and consumer confidence regarding a sustainable recovery.  Actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  the concentration of watch and substandard loans as a percentage of total loans, levels of loan concentration within a portfolio segment or division of a portfolio segment and broad economic conditions.

Assets Held for Sale

The Company reclassifies long-lived assets to assets held for sale when all required criteria for such reclassification are met.  The assets held for sale are recorded at the lower of the carrying value or fair value less costs to sell.  An asset held for sale must meet the following conditions: (1) management, having authority to approve the action, commits to a plan to sell the asset, (2) the asset is available for immediate sale in its present condition, (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year, (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

In the second quarter of 2014, a determination was made that certain assets met the criteria to be classified as held for sale.  The fair value for the related assets approximated their carrying value.  Therefore, no gain or loss has been recorded to noninterest expense. Please refer to Note 12 – Assets Held for Sale for additional information.

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

NOTE 1 – BASIS OF PRESENTATION (Continued)

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

Recently Issued Accounting and Reporting Standards

In July 2013, the FASB issued an accounting standards update that requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with specified exceptions.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available as of the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist as of the reporting date and should be made presuming disallowance of the tax position at the reporting date. The amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2013.  No new recurring disclosures are required by this update.  The Company has evaluated this standard and determined that it will not have a material effect on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (ASU 2014-09).  This update to the Accounting Standards Codification is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards and creates a new Topic 606 – Revenue from Contracts with Customers.  ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information.  The amendments in ASU 2014-9 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed.  The Company is currently evaluating the effects of ASU 2014-04 on its Consolidated Financial Statements and disclosures, if any.

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

NOTE 2—CAPITAL RAISE TRANSACTIONS (Continued)

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

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 2—CAPITAL RAISE TRANSACTIONS (Continued)

The Company’s recapitalization plan that was executed in 2012 and completed in 2013, combined with the strategic initiative to accelerate the disposal of substandard assets has enabled the Company to restore capital to prescribed regulatory levels.  During the six months ended June 30, 2014 and looking forward, the Company intends to maintain the quality of its loan portfolio through the continued reduction of problem assets in a prudent and reasonable manner and to continue to improve the overall credit process including, but not limited to, loan origination disciplines, stricter underwriting criteria, and succinct funding and onboarding processes.  In addition, the Company will carry on with the repositioning of its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors, and other service industries.  In addition, during the second quarter of 2014, the Company announced a reduction in workforce of approximately 16%.  Affected employees were provided comprehensive severance packages that will be paid out in the third quarter of 2014.  Severance package related expenses of $48 were accrued for as of June 30, 2014.  This action occurred to better align the Company’s processes and procedures with the best industry practices and standards.  These changes have not yet materially impacted our financial condition or results of operations.

NOTE 3 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio as of June 30, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2014
Available-for-sale:
U.S. government-sponsored entities and agencies	$7,753	$134	$(37)	$7,850
State and political subdivisions	7,011	480	-	7,491
Mortgage-backed securities - residential	32,256	937	(50)	33,143
Collateralized mortgage obligations	30,935	152	(531)	30,556
Corporate bonds	3,031	98	(1)	3,128
Total available-for-sale securities	$80,986	$1,801	$(619)	$82,168

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013
Available-for-sale:
U.S. government-sponsored entities and agencies	$8,343	$123	$(70)	$8,396
State and political subdivisions	7,762	342	(67)	8,037
Mortgage-backed securities - residential	32,709	686	(170)	33,225
Collateralized mortgage obligations	32,791	143	(956)	31,978
Corporate bonds	3,037	104	(6)	3,135
Total available-for-sale securities	$84,642	$1,398	$(1,269)	$84,771

As of June 30, 2014 and December 31, 2013, the Company’s investment securities portfolio did not include any held-to-maturity securities.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 3 - INVESTMENT SECURITIES (Continued)

The following table summarizes the proceeds from sales of available-for-sale securities and the associated gains and losses for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross gains	$-	$42	$-	$79
Gross losses	-	(33)	-	(33)
Net gain	$-	$9	$-	$46
Proceeds	$-	$1,993	$-	$4,167

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

(Dollars in thousands) June 30, 2014	Amortized Cost	Fair Value
Available-for-sale:
Within one year	$500	$512
One to five years	2,386	2,487
Five to ten years	3,978	4,026
Beyond ten years	10,931	11,444
Mortgage-backed securities – residential	32,256	33,143
Collateralized mortgage obligations	30,935	30,556
Total	$80,986	$82,168

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 3 - INVESTMENT SECURITIES (Continued)

The following table summarizes the investment securities with unrealized losses as of June 30, 2014 and December 31, 2013 listed by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands) June 30, 2014	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
U.S. government-sponsored entities and agencies	$-	$-	$963	$(37)	$963	$(37)
State and political subdivisions	-	-	-	-	-	-
Mortgage backed securities – residential	2,070	(3)	2,533	(47)	4,603	(50)
Collateralized mortgage obligations	2,800	(19)	12,249	(512)	15,049	(531)
Corporate bonds	999	(1)	-	-	999	(1)
Total available-for-sale securities	$5,869	$(23)	$15,745	$(596)	$21,614	$(619)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2013	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
U.S. government-sponsored entities and agencies	$1,828	$(70)	$-	$-	$1,828	$(70)
State and political subdivisions	1,015	(67)	-	-	1,015	(67)
Mortgage backed securities – residential	7,025	(170)	-	-	7,025	(170)
Collateralized mortgage obligations	17,686	(674)	5,131	(282)	22,817	(956)
Corporate bonds	994	(6)	-	-	994	(6)
Total available-for-sale securities	$28,548	$(987)	$5,131	$(282)	$33,679	$(1,269)

As of June 30, 2014 and December 31, 2013, the Company’s security portfolio consisted of $82,168 and $84,771, respectively, in available-for-sale securities, of which $21,614 and $33,679 were in an unrealized loss position for the related periods.  The unrealized losses as of June 30, 2014 and December 31, 2013 were related to all securities types held by the Company, as discussed below.

U.S. Government-Sponsored Entities and Agency Securities (“U.S. Agency Securities”):
All of the U.S. Agency Securities held by the Company were issued by U.S. government-sponsored entities and agencies. As of June 30, 2014 and December 31, 2013, the number of U.S. Agency Securities with unrealized losses were one and two, respectively.  As of June 30, 2014 and December 31, 2013, these securities had depreciated 3.71% and 3.67%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

State and Political Securities (“Municipal Bonds”):
All of the Municipal Bonds held by the Company were issued by a state, city or other local government and represent general obligations of the issuer that are secured by specified revenues.  As of June 30, 2014 and December 31, 2013, Municipal Bonds with unrealized losses were zero and two, respectively.  As of June 30, 2014 and December 31, 2013, these securities had depreciated 0.00% and 6.16%, respectively, from the Company’s amortized cost basis. The decline in fair value was primarily attributable to changes in interest rates rather than the ability or willingness of the municipality to repay.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Mortgage-backed Securities – Residential (“Mortgage-backed Securities”):
All of the Mortgage-backed Securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae and Fannie Mae, institutions which have the full faith and credit of the U.S. government.  As of June 30, 2014 and December 31, 2013, Mortgage-backed Securities with unrealized losses were six and eight, respectively.  As of June 30, 2014 and December 31, 2013, these securities had depreciated 1.07% and 2.37%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

Collateralized Mortgage Obligations:
All of the collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, an institution which has the full faith and credit of the U.S. government.  As of June 30, 2014 and December 31, 2013, collateralized mortgage obligations with unrealized losses were thirteen and seventeen, respectively.  As of June 30, 2014 and December 31, 2013, these securities had depreciated 3.41% and 4.02%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

Corporate Bonds:
All of the corporate bonds held by the Company were debt obligations issued by corporations, with no inherent claim to ownership.  As of June 30, 2014 and December 31, 2013, corporate bonds with unrealized losses were one and one, respectively.  As of June 30, 2014 and December 31, 2013, these securities had depreciated 0.08% and 0.61%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not the credit quality of the issuer.

Other-Than-Temporary Impairment

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired as of June 30, 2014 and December 31, 2013.

For the six months ended June 30, 2014 and 2013, there were no credit losses recognized in earnings related to investment securities.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans as of June 30, 2014 and December 31, 2013 were as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Commercial loans	$48,919	$43,855
Real estate mortgage loans:
Residential	71,306	71,192
Commercial	218,602	223,182
Construction and land	28,107	30,355
Consumer and other loans	1,981	2,041
Loans, gross	368,915	370,625
Less:
Net deferred loan fees	(355)	(273)
Allowance for loan losses	(14,616)	(15,760)
Loans, net	$353,944	$354,592

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans acquired as a result of the merger with ABI were recorded at fair value on the date of acquisition.  The amounts reported in the table above are net of the fair value adjustments.  The table below reflects the contractual amount of purchased loans less the discount to principal balances remaining from these fair value adjustments by class of loan as of June 30, 2014 and December 31, 2013.  This discount will be accreted into interest income as deemed appropriate over the remaining term of the related loans.

(Dollars in thousands) June 30, 2014	Gross Contractual Amount Receivable	Discount	Carrying Balance
Commercial loans	$1,876	$164	$1,712
Real estate mortgage loans:
Residential	18,103	1,121	16,982
Commercial	40,248	2,416	37,832
Construction and land	3,871	379	3,492
Consumer and other loans	426	5	421
Total	$64,524	$4,085	$60,439

December 31, 2013	Gross Contractual Amount Receivable	Discount	Carrying Balance
Commercial loans	$2,165	$175	$1,990
Real estate mortgage loans:
Residential	20,614	1,282	19,332
Commercial	44,249	3,026	41,223
Construction and land	4,763	412	4,351
Consumer and other loans	468	6	462
Total	$72,259	$4,901	$67,358

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2014	2013	2014	2013
Allowance at beginning of period	$15,104	$19,820	$15,760	$20,198

Charge-offs:
Commercial loans	-	64	203	64
Real estate mortgage loans	825	2,042	1,489	2,589
Consumer and other loans	3	40	15	173
Total charge-offs	828	2,146	1,707	2,826

Recoveries:
Commercial loans	11	59	28	70
Real estate mortgage loans	37	29	237	97
Consumer and other loans	5	25	11	31
Total recoveries	53	113	276	198
Net charge-offs	775	2,033	1,431	2,628

Provision for loan losses charged to operating expenses:
Commercial loans	(126)	78	128	215
Real estate mortgage loans	563	(563)	241	(629)
Consumer and other loans	(150)	1	(82)	147
Total provision	287	(484)	287	(267)
Allowance at end of period	$14,616	$17,303	$14,616	$17,303

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2014 and December 31, 2013:

(Dollars in thousands) June 30, 2014	Commercial Loans	Real Estate Mortgage Loans	Consumer and Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$86	$2,310	$311	$2,707
Collectively evaluated for impairment	1,082	10,438	229	11,749
Loans acquired with deteriorated credit quality	-	160	-	160
Total ending allowance balance	$1,168	$12,908	$540	$14,616
Loans:
Loans individually evaluated for impairment	$128	$24,783	$344	$25,255
Loans collectively evaluated for impairment	48,687	277,487	1,637	327,811
Loans acquired with deteriorated credit quality	104	15,745	-	15,849
Total ending loans balance	$48,919	$318,015	$1,981	$368,915

December 31, 2013	Commercial Loans	Real Estate Mortgage Loans	Consumer and Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$223	$1,608	$323	$2,154
Collectively evaluated for impairment	992	11,919	303	13,214
Loans acquired with deteriorated credit quality	-	392	-	392
Total ending allowance balance	$1,215	$13,919	$626	$15,760
Loans:
Loans individually evaluated for impairment	$304	$19,783	$364	$20,451
Loans collectively evaluated for impairment	43,449	286,188	1,676	331,313
Loans acquired with deteriorated credit quality	102	18,758	1	18,861
Total ending loans balance	$43,855	$324,729	$2,041	$370,625

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans individually evaluated for impairment, by class of loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial loans	$43	$42	$-	$43	$43	$-
Real estate mortgage loans:
Residential	2,018	1,964	-	2,341	2,286	-
Commercial	13,289	10,381	-	4,643	4,395	-
Construction and land	8,517	4,515	-	8,586	4,806	-
Consumer and other loans	34	33	-	40	40	-
With an allowance recorded:
Commercial loans	$91	$86	$86	$264	$261	$223
Real estate mortgage loans:
Residential	1,091	1,009	216	1,597	1,574	209
Commercial	6,478	6,322	1,802	7,910	6,062	1,001
Construction and land	601	592	292	667	660	398
Consumer and other loans	336	311	311	341	324	323

Total	$32,498	$25,255	$2,707	$26,432	$20,451	$2,154

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the average recorded investment in impaired loans and the related interest income recognized during impairment for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in thousands)	Average Impaired Loans	Interest Income	Cash-Basis	Average Impaired Loans	Interest Income	Cash-Basis
Commercial loans	$155	$-	$-	$272	$-	$-
Real estate mortgage loans:
Residential	2,948	15	29	3,504	34	42
Commercial	16,473	54	57	14,357	109	113
Construction and land	5,372	10	11	5,448	21	14
Consumer and other loans	348	-	-	353	-	-
Total	$25,296	$79	$97	$23,934	$164	$169

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(Dollars in thousands)	Average Impaired Loans	Interest Income	Cash-Basis	Average Impaired Loans	Interest Income	Cash-Basis
Commercial loans	$262	$-	$-	$172	$-	$-
Real estate mortgage loans:
Residential	2,090	-	-	1,736	-	-
Commercial	9,230	49	52	9,210	99	100
Construction and land	4,735	9	8	4,263	9	8
Consumer and other loans	245	-	-	244	-	-
Total	$16,562	$58	$60	$15,625	$108	$108

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Commercial loans	$128	$304
Real estate mortgage loans:
Residential	1,437	3,716
Commercial	12,652	7,105
Construction and land	4,072	5,517
Consumer and other loans	344	366
Total(1)	$18,633	$17,008

(1)	Includes loans acquired in the merger with ABI. As of June 30, 2014 and December 31, 2013, these amounts totaled $4,642 and $4,537, respectively.

The number of loans past due over 90 days still on accrual was one and none as of June 30, 2014 and December 31, 2013, respectively.  As of June 30, 2014, the recorded investment of the loan past due over 90 days still on accrual was $99.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2014 and December 31, 2013:

	Past Due Loans
(Dollars in thousands) June 30, 2014	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$12	$8	$-	$20	$48,899	$48,919
Real estate mortgage loans:
Residential	191	14	938	1,143	70,163	71,306
Commercial	211	2,921	5,465	8,597	210,005	218,602
Construction and land	-	181	3,673	3,854	24,253	28,107
Consumer and other loans	-	221	-	221	1,760	1,981
Total	$414	$3,345	$10,076	$13,835	$355,080	$368,915

	Past Due Loans
December 31, 2013	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$-	$138	$86	$224	$43,631	$43,855
Real estate mortgage loans:
Residential	359	134	1,648	2,141	69,051	71,192
Commercial	2,558	3,103	6,475	12,136	211,046	223,182
Construction and land	-	119	4,470	4,589	25,766	30,355
Consumer and other loans	321	10	39	370	1,671	2,041
Total	$3,238	$3,504	$12,718	$19,460	$351,165	$370,625

Included in the past due loan table above are loans acquired in the merger with ABI.  As of June 30, 2014 and December 31, 2013, the amounts of such loans were as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
30-59 days past due	$39	$87
60-89 days past due	1,128	167
90 days past due and greater	1,089	2,709
Total past due	$2,256	$2,963

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

The following table presents the recorded investment and specific reserves allocated to loans modified as troubled debt restructurings (“TDRs”) as of June 30, 2014 and December 31, 2013.

(Dollars in thousands)	June 30, 2014	December 31, 2013
Recorded investment(1)	$13,929	$12,535
Specific reserves allocated(2)	689	953

(1)	Of the total recorded investment in loans modified as TDRs, $2,186 and $1,256, respectively, were for customers whose loans were collateral dependent with collateral shortfalls.
(2)	Of the specific reserves allocated to customers whose loan terms were modified as TDRs, $415 and $622, respectively, were allocated to customers whose loans were collateral dependent with collateral shortfalls.

The following table represents loans by class modified as troubled debt restructurings that occurred during the three and six months ended June 30, 2014 and 2013, respectively:

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
(Dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial loans	1	$62	$62	1	$62	62
Real estate mortgage loans:
Residential	1	147	121	2	171	151
Commercial	1	664	904	6	3,579	3,629
Construction and land	2	281	219	2	281	219
Consumer and other loans	-	-	-	1	239	239
Total	5	$1,154	$1,306	12	$4,332	4,300

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial loans	1	$66	$66	1	$66	66
Real estate mortgage loans:
Residential	2	697	697	3	1,277	1,344
Commercial	-	-	-	-	-	-
Construction and land	-	-	-	3	3,284	3,264
Consumer and other loans	-	-	-	1	-	130
Total	3	$763	$763	8	$4,627	4,804

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

During the three and six months ended June 30, 2014, there were five and twelve loans, respectively, modified as troubled debt restructurings.  The terms of these loans were modified as a troubled debt restructuring because the borrowers were experiencing financial difficulties. The loan modifications allowed the borrowers to make reduced payments, such as (i) reduced fixed interest rate through maturity and an advance to cover a deficiency from sale of a separate foreclosed property, (ii) change from principal and interest payments to interest only payments for a limited period of time, (iii) reduced principal and interest payments through maturity, (iv) change from variable rate interest only payments through maturity to fixed rate interest only payments for a limited period of time and reduced principal and interest payments through maturity,  (v) change from variable rate interest only payments through maturity to fixed rate and reduced principal and interest payments through maturity, (vi) proposed forgiveness of principal contingent upon the satisfaction of the modified terms, (vii) extension of maturity date with an amortization amount beyond market terms, (viii) forgiveness of principal, or (ix) modification of terms as a result of Chapter 11 bankruptcy court approved plan.  The troubled debt restructurings described above did not increase the allowance for loan losses as of June 30, 2014 and resulted in charge-offs of $61 and $256 for the three and six months ended June 30, 2014, respectively.  For the three and six months ended June 30, 2014, there were three and eight collateral-impaired loans modified as troubled debt restructurings, respectively.

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

As of June 30, 2014 and December 31, 2013, the Company had extended additional credit of $245 and $483, respectively, to customers with outstanding loans whose terms have been modified as TDRs.

There were no TDRs for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2014 and 2013, respectively.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the three and six months ended June 30, 2014 and 2013.  These loans had a total recorded investment of $6,853 and $10,141 for the three and six months ended June 30, 2014, respectively, and $677 and $6,116 for the three and six months ended June 30, 2013, respectively.  These modifications involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time, (ii) adjusting the interest rate to a market interest rate through maturity, (iii) extension of interest-only payments for a limited period of time, or (iv) extension of maturity date.

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

Loans excluded from the review process above are generally classified as pass credits until:  (i) they become past due; (ii) management becomes aware of a deterioration in the credit worthiness of the borrower; or (iii) the customer contacts the Company for a modification.  In these circumstances, the loan is specifically evaluated for potential classification to special mention, substandard or doubtful.  The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans.  As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)		Special
June 30, 2014	Pass	Mention	Substandard	Doubtful	Total
Commercial loans	$48,511	$55	$353	$-	$48,919
Real estate mortgage loans:
Residential	61,249	4,620	5,437	-	71,306
Commercial	195,138	4,069	19,395	-	218,602
Construction and land	21,024	166	6,917	-	28,107
Consumer and other loans	1,607	30	344	-	1,981
Total	$327,529	$8,940	$32,446	$-	$368,915

		Special
December 31, 2013	Pass	Mention	Substandard	Doubtful	Total
Commercial loans	$42,945	$295	$615	$-	$43,855
Real estate mortgage loans:
Residential	59,003	5,301	6,888	-	71,192
Commercial	198,447	10,836	13,899	-	223,182
Construction and land	21,652	350	8,353	-	30,355
Consumer and other loans	1,633	32	376	-	2,041
Total	$323,680	$16,814	$30,131	$-	$370,625

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Included in the risk category of loans by class of loans table above are loans acquired in the merger with ABI.  As of June 30, 2014 and December 31, 2013, the amounts of such loans were as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Special mention	$521	$711
Substandard	10,022	9,170
Doubtful	-	-
Total	$10,543	$9,881

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Purchased Loans

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amounts of these loans were as follows as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Commercial loans	$160	$160
Real estate mortgage loans:
Residential	4,403	5,137
Commercial	12,433	14,359
Construction and land	578	1,398
Consumer and other loans	1	2
Unpaid principal balance	$17,575	$21,056
Carrying amount	$15,849	$18,861

Accretable yield, or income collected, from these loans was as follows:

(Dollars in thousands)
Balance as of December 31, 2012	$11,827
New loans purchased, including loans classified as held-for-sale	-
Accretion of income	(1,163)
Reduction for loans sold, paid off and other	(609)
Loans charged off	(935)
Reclassifications from nonaccretable difference	-
Disposals	-
Balance as of June 30, 2013	$9,120
Balance as of December 31, 2013	$8,993
New loans purchased, including loans classified as held-for-sale	-
Accretion of income	(548)
Reduction for loans sold, paid off and other	(1,619)
Loans charged off	(28)
Reclassifications from nonaccretable difference	-
Disposals	-
Balance as of June 30, 2014	$6,798

For those purchased loans disclosed above, the Company increased the allowance for loan losses to $160 and $392 as of June 30, 2014 and December 31, 2013, respectively.

NOTE 5 – LOANS FROM RELATED PARTIES

During the year ended December 31, 2011, the Company entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties.  There were no amounts outstanding under the Revolvers as of June 30, 2014 and December 31, 2013 with $2,200 remaining funds available as of the same dates.  Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding.  To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  The Revolvers mature on January 1, 2015.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 5 – LOANS FROM RELATED PARTIES (Continued)

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

NOTE 6 – SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

As of June 30, 2014 and December 31, 2013, advances from the FHLB were as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Overnight advances maturing daily at a daily variable interest rate of 0.36% on June 30, 2014	$-	$-
Advances maturing July 15, 2014 at a fixed rate of 2.42%	2,500	2,500
Advance maturing January 9, 2015 at a fixed rate of 0.88%	4,000	4,000
Advances maturing March 2, 2015 at a fixed rate of 0.76%	2,000	2,000
Advances maturing July 15, 2016 at a fixed rate of 2.81%	2,500	2,500
Advances maturing January 9, 2017 at a fixed rate of 1.40%	4,000	4,000
Advances maturing May 30, 2017 at a fixed rate of 1.23%	5,000	5,000
Total advances from the FHLB	$20,000	$20,000

Each advance is payable at its maturity date, with a prepayment penalty for early termination.  The advances are collateralized by a blanket lien arrangement on the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to a total of $29,834 as of June 30, 2014 and had borrowed $20,000, leaving $9,834 available.  As of December 31, 2013, the Company was eligible to borrow up to a total of $26,716 and had borrowed $20,000, leaving $6,716 available as of the same date.

The Company also has a “Borrower in Custody” line of credit with the Federal Reserve by pledging collateral.  The amount of this line as of June 30, 2014 and December 31, 2013 was $23,495 and $24,875, respectively, all of which was available as of the respective dates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure.  Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating-rate contract (90-day LIBOR plus 375 basis points).  The fair value of this derivative instrument was $799 and $765 as of June 30, 2014 and December 31, 2013, respectively.  The fair value of the hedged item was $4,859 and $4,636 as of the same dates.

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

NOTE 9 – SHAREHOLDERS’ EQUITY

Preferred Equity

As of June 30, 2014 and December 31, 2013, Bancorp was authorized to issue up to 10,000,000 shares of preferred stock, par value $0.01 per share.  During the year ended December 31, 2012, Bancorp designated and issued two series of preferred stock in connection with the Company’s capital raise efforts.  The voting and other powers, preferences and relative participating, optional or other rights, and the qualifications, limitations and restrictions of each series of Bancorp’s preferred stock are set forth in the corresponding amendment to Bancorp’s Amended and Restated Articles of Incorporation designating such series of preferred stock.  Material features of each series of preferred stock are discussed below.

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

In connection with the Private Placement, all of the issued and outstanding shares of Series B Preferred Stock were exchanged, on a one-for-one basis, for shares of Series A Preferred Stock.  As a result, no shares of Series B Preferred Stock were issued or outstanding as of June 30, 2014 and December 31, 2013, respectively.

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

As of June 30, 2014 and December 31, 2013, the carrying amount of the par value of the common stock outstanding was $32.  As of June 30, 2014 and December 31, 2013, the carrying amount of the par value of the nonvoting common stock outstanding was $26.

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

The reverse stock split was implemented primarily to regain compliance with NASDAQ continued listing standards.  The Company’s common stock continues to trade on a post-split basis on the NASDAQ Stock Market under the symbol “JAXB.”  All share and per share amounts disclosed in the Consolidated Financial Statements and the accompanying notes have been retrospectively adjusted to reflect the common equity 1-for-20 reverse stock split, including common shares outstanding, earnings per share and share-based compensation.

Accumulated Other Comprehensive Income (Loss)

The following table presents information related to changes in accumulated other comprehensive income (loss) by component as of June 30, 2014 and June 30, 2013:

(Dollars in thousands)	Change in Unrealized Gains (Losses) on Available-for-Sale Securities	Change in Unrealized Derivative Gains (Losses) on Cash Flow Hedge	Total
Balance as of December 31, 2012	$2,218	$(807)	$1,411
Other comprehensive (loss) income before reclassifications	(2,182)	423	(1,759)
Amounts reclassified from accumulated other comprehensive (loss) income	(46)	-	(46)
Other comprehensive (loss) income, net	(2,228)	423	(1,805)
Balance as of June 30, 2013	$(10)	$(384)	$(394)
Balance as of December 31, 2013	$(1,211)	$(277)	$(1,488)
Other comprehensive (loss) income before reclassifications	1,054	(33)	1,021
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	-
Other comprehensive (loss) income, net	1,054	(33)	1,021
Balance as of June 30, 2014	$(157)	$(310)	(467)

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 9 – SHAREHOLDERS’ EQUITY (Continued)

Amounts reclassified from accumulated other comprehensive income (loss) during the six months ended June 30, 2013 resulted from realized gains on the sale of available-for-sale securities presented in Other income on the Consolidated Statements of Operations.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, for which the Company has elected the fair value option, by level within the hierarchy:

(Dollars in thousands)
June 30, 2014	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$7,850	$-	$7,850	$-
State and political subdivisions	7,491	-	7,491	-
Mortgage-backed securities - residential	33,143	-	33,143	-
Collateralized mortgage obligations	30,556	-	30,556	-
Corporate bonds	3,128	-	3,128	-
Liabilities:
Derivative liability	799	-	799	-

December 31, 2013	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$8,396	$-	$8,396	$-
State and political subdivisions	8,037	-	8,037	-
Mortgage-backed securities - residential	33,225	-	33,225	-
Collateralized mortgage obligations	31,978	-	31,978	-
Corporate bonds	3,135	-	3,135	-
Liabilities:
Derivative liability	765	-	765	-

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2014 and the year ended December 31, 2013.

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

The following table presents information about our assets measured at fair value on a non-recurring basis as of June 30, 2014 and December 31, 2013, by level within the fair value hierarchy.  The amounts in the tables represent only assets for which the carrying amount has been adjusted for impairment during the period; therefore, these amounts will differ from the total amounts outstanding.

(Dollars in thousands)
June 30, 2014	Total	Level I	Level II	Level III
Impaired Loans (Collateral Dependent):
Real estate mortgage loans:
Residential	$513	$-	$-	$513
Commercial	2,798	-	-	2,798
Construction and land	300	-	-	300
Other real estate owned:
Real estate mortgage loans:
Residential	-	-	-	-
Commercial	169	-	-	169
Construction and land	2,717	-	-	2,717

December 31, 2013	Total	Level I	Level II	Level III
Impaired Loans (Collateral Dependent):
Real estate mortgage loans:
Residential	$568	$-	$-	$568
Commercial	2,981	-	-	2,981
Construction and land	262	-	-	262
Other real estate owned:
Real estate mortgage loans:
Residential	155	-	-	155
Commercial	169	-	-	169
Construction and land	2,754	-	-	2,754

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

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs.  There were no transfers between fair value levels for June 30, 2014 and December 31, 2013, respectively.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 10 – FAIR VALUE (Continued)

Quantitative Information about Level III Fair Value Measurements

The following table presents quantitative information about unobservable inputs for assets measured on a non-recurring basis using Level III measurements as of June 30, 2014 and December 31, 2013.  This quantitative information is the same for each class of loans.

(Dollars in thousands) June 30, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans (collateral dependent)	$3,611	Market comparable properties	Marketability discount	0% - 0.4%	0.4%
Other real estate owned	2,886	Market comparable properties	Comparability adjustments	0% - 0.5%	0.5

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans (collateral dependent)	$3,811	Market comparable properties	Marketability discount	0% – 23.5%	1.6%
Other real estate owned	3,078	Market comparable properties	Comparability adjustments	0% – 20.0%	1.8

The table below summarizes the outstanding balance, valuation allowance, net carrying amount and period expense related to Level III non-recurring instruments for the six months ended June 30, 2014 and 2013:

(Dollars in thousands) June 30, 2014	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral dependent)	$6,259	$2,648	$3,611	$1,660
Other real estate owned	3,880	994	2,886	36

June 30, 2013	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral dependent)	$2,966	$1,178	$1,788	$1,698
Other real estate owned	10,317	1,175	9,142	472

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 10 – FAIR VALUE (Continued)

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$30,130	$30,130	$40,325	$40,325
Securities available-for-sale	82,168	82,168	84,771	84,771
Loans, net	353,944	361,178	354,592	361,874
Federal Home Loan Bank stock	1,356	N/A	1,580	N/A
Accrued interest receivable	1,576	1,576	1,723	1,723

Financial Liabilities:
Deposits	$420,870	$413,491	$434,966	$422,430
Federal Home Loan Bank
Advances and other borrowings	20,141	20,316	20,153	20,351
Subordinated debentures	16,186	7,932	16,154	7,275
Accrued interest payable	137	137	167	167
Interest rate swap	799	799	765	765

The methods and assumptions not previously presented, used to estimate fair value are described as follows:

Cash and cash equivalents:
The carrying amounts of cash and cash equivalents approximate the fair value and are classified as either Level I or Level II in the fair value hierarchy.  As of June 30, 2014 and December 31, 2013, respectively, the breakdown of cash and cash equivalents between Level I and Level II were as follows:

	June 30, 2014		December 31, 2013
(Dollars in thousands)	Level I	Level II	Level I	Level II
Cash and cash equivalents	$24,693	$5,437	$34,139	$6,186

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

Deposits:
The fair value of demand deposits (e.g., interest and noninterest-bearing, savings and certain types of money market accounts) is, by definition, equal to the amount payable on demand at the reporting date (i.e., carrying value) resulting in a Level II classification in the fair value hierarchy.  The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair value at the reporting date resulting in a Level II classification in the fair value hierarchy. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level II classification.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 10 – FAIR VALUE (Continued)

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

Off-balance sheet instruments:
The fair value of off-balance sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of these commitments as of June 30, 2014 was not material.

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

The Bank was well capitalized as of June 30, 2014 and December 31, 2013, respectively.  Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the Federal Deposit Insurance Corporation (“FDIC”) prior to accepting or renewing brokered deposits.  FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 11 – CAPITAL ADEQUACY (Continued)

The Bank had a Memorandum of Understanding (“MoU”) with the FDIC and the Florida Office of Financial Regulation (“OFR”) that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%.  On July 13, 2012, the 2008 MoU was replaced by a new MoU  (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%.   The Bank met the minimum capital requirements of the 2012 MoU as of June 30, 2014 and December 31, 2013, when the Bank had total risk-based capital of 14.54% and 14.11%, respectively, and Tier 1 leverage capital of 9.92% and 9.33% as of the same dates.

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.

The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total capital to risk-weighted assets of at least 8.00%, at least half of which must be Tier 1 capital.  As of June 30, 2014 and December 31, 2013, the Company met these requirements.

The following table presents the capital ratios and related information for the Company and the Bank as of June 30, 2014 and December 31, 2013:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$56,237	15.13%	$29,741	8.00%	N/A	N/A
Bank	53,996	14.54	29,714	8.00	$37,143	10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	47,276	12.72	14,870	4.00	N/A	N/A
Bank	49,230	13.25	14,857	4.00	22,286	6.00
Tier 1 (Core) capital to average assets:
Consolidated	47,276	9.51	19,887	4.00	N/A	N/A
Bank	49,230	9.92	19,859	4.00	24,824	5.00

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$55,515	14.91%	$29,779	8.00%	N/A	N/A
Bank	52,488	14.11	29,754	8.00	$37,192	10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	46,378	12.46	14,889	4.00	N/A	N/A
Bank	47,702	12.83	14,887	4.00	22,315	6.00
Tier 1 (Core) capital to average assets:
Consolidated	46,378	9.05	20,491	4.00	N/A	N/A
Bank	47,702	9.33	20,443	4.00	25,553	5.00

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 11 – CAPITAL ADEQUACY (Continued)

Dividends and Distributions

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt.  Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to its shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings.  Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the Bank’s regulators.  The Bank has not paid dividends since October 2009 and cannot currently pay dividends.  Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies and enforcement actions.  Bancorp has relied upon revolving loan agreements with certain of its directors and other related parties to pay its expenses during such time.  As of June 30, 2014 and December 31, 2013, remaining funds available under the Revolvers were $2,200.

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

NOTE 12 – ASSETS HELD FOR SALE

The Company periodically reviews long-lived assets against its plans to retain or ultimately dispose of these assets.  If the Company decides to dispose of an asset and commits to a plan to actively market and sell the asset, it will be moved to assets held for sale.  The Company analyzes market conditions each reporting period and records additional impairments due to declines in market values of like assets.  The fair value of the asset is determined by observable inputs such as appraisals and prices of comparable assets in active markets for assets like the Company’s.  Gains are not recognized until the assets are sold.

On June 30, 2014, the Company ceased activities at one of its banking properties and moved the activities and customers to another existing property.  The Company is actively marketing the facility for sale.  At June 30, 2014 and December 31, 2013, existing assets held for sale were $944 and $0, respectively and no gain or loss has been recognized as fair value approximates carrying value.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations represents an overview of the consolidated financial condition as of June 30, 2014 and December 31, 2013 and results of operations for the three and six months ended June 30, 2014 compared to the same periods in 2013.  This discussion is designed to provide a more comprehensive review of the financial condition and operating results than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the interim financial statements and related footnotes included herein, and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 14, 2014.

General

Jacksonville Bancorp, Inc. (“Bancorp”) was incorporated on October 24, 1997 and was organized to conduct the operations of The Jacksonville Bank (the “Bank”).  The Bank is a Florida state-chartered commercial bank that opened for business on May 28, 1999, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”).  The Bank provides a variety of community banking services to businesses and individuals in the greater Jacksonville area of Northeast Florida.  During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary.  Through Fountain Financial, Inc., and our marketing agreement with New England Financial (an affiliate of MetLife), we are able to meet the investment and insurance needs of our customers.  On November 16, 2010, Bancorp acquired Atlantic BancGroup, Inc. (“ABI”) by merger, and on the same date, Oceanside Bank, a wholly owned subsidiary of ABI, merged with and into the Bank.  Bancorp, the Bank, and Fountain Financial, Inc. are collectively referred to herein as the “Company.”

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

The Company received updated appraisals on a majority of its substandard assets during the second half of 2012.  As a result of having current appraisals, more modest discounts were required due to the factors noted above.  Appraisals were discounted an average of 9% as of December 31, 2012 compared to 28% as of June 30, 2012.  Likewise, the average discount on OREO appraisals decreased to 10% from 23% as of the same dates.  The weighted average discounts applied to impaired loans and OREO as of June 30, 2014 were 0.4% and 0.5%, respectively.  Discounts are anticipated to remain at these lower levels for the foreseeable future due to indicators of stabilization in the local real estate market; however, discounts applied to appraisals may fluctuate on a short-term basis due to changes in the property/discount mix going forward.

We believe that the Company’s recapitalization plan that was executed in 2012 and completed in 2013, combined with the strategic initiative to accelerate the disposal of substandard assets, has enabled the Company to restore capital to prescribed regulatory levels.  As of June 30, 2014 and December 31, 2013, the Bank was well-capitalized with total risk based capital of 14.54% and 14.11% and Tier 1 leverage capital of 9.92% and 9.33%, respectively.  During the six months ended June 30, 2014 and looking forward, the Company intends to maintain the quality of its loan portfolio through the continued reduction of problem assets in a prudent and reasonable manner and to continue to improve the overall credit process including, but not limited to, loan origination disciplines, strict underwriting criteria, and succinct funding and onboarding processes.  In addition, the Company will carry on with the repositioning of its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors, and other service industries.  During the second quarter of 2014, the Company announced a reduction in workforce of approximately 16%.  Affected employees were provided comprehensive severance packages that will be paid out in the third quarter of 2014.  Accrued severance package related expenses were $48 thousand as of June 30, 2014.  This action occurred to better align the Company’s processes and procedures with the best industry practices and standards.  These changes have not yet materially impacted our financial condition or results of operations.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

To further supplement the Company’s business strategy, the Bank has adopted a philosophy of seeking and retaining the best available personnel for positions of responsibility, who we believe will provide us with a competitive edge in the local banking market.  Upon the retirement of Mr. Price Schwenck, the Company’s former Chief Executive Officer, the Company appointed Stephen C. Green as President and Chief Executive Officer and Margaret A. Incandela as Chief Operating Officer and Chief Credit Officer during 2012 as a means of adding critical management expertise.  In June of 2013, Mr. Green resigned as President and Chief Executive Officer of the Company, and as Chief Executive Officer of the Bank.  Following his resignation, the Company’s Board of Directors appointed Donald F. Glisson, Jr., Chairman of the Board of the Company, to serve as the Company’s principal executive officer on an interim basis until a new President and Chief Executive Officer was elected.  On December 4, 2013, the Company appointed Kendall L. Spencer as President and Chief Executive Officer to provide advanced leadership and commercial banking expertise as well as additional proficiencies in strategic financial planning and execution of operational initiatives.  On June 2, 2014, Margaret A. Incandela, resigned as Executive Vice President and Chief Credit Officer of the Company and the Bank effective August 29, 2014.  The Company is currently conducting a search for a replacement.

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

Reverse Stock Split

Bancorp’s Board of Directors implemented a 1-for-20 reverse stock split of Bancorp’s outstanding shares of common stock and nonvoting common stock effective October 24, 2013.  As a result of the reverse stock split, each 20 shares of issued and outstanding common stock and nonvoting common stock, par value $0.01 per share, respectively, were automatically and without any action on the part of the respective holders, combined and reconstituted as one share of the respective class of common equity as of the effective date.  Consequently, the aggregate par value of common stock and nonvoting common stock eliminated in the reverse stock split was reclassed on the Company’s consolidated balance sheets from the respective class of common equity to additional paid-in capital.  Additional adjustments were made to the aforementioned accounts as a result of rounding to avoid the existence of fractional shares.  All share and per share information in this report, has been retrospectively adjusted to reflect the 1-for-20 reverse stock split.  Please refer to Note 9 – Shareholders’ Equity for additional information related to the reverse stock split.

Financial Condition and Results of Operations

The Company’s performance during the periods ended June 30, 2014 and December 31, 2013 is reflective of the Company’s ongoing strategy to accelerate the disposition of substandard assets on an individual customer basis as well as re-pricing activities in the current low interest rate environment.  As a result of these efforts, as well as continually focusing on our processes and procedures to identify cost savings opportunities, the Company had net income for the six months ended June 30, 2014.

Comparison of Financial Condition as of June 30, 2014 and December 31, 2013

Total assets decreased $12.7 million, or 2.49%, from $507.3 million as of December 31, 2013 to $494.6 million as of June 30, 2014.  The Company experienced a decrease in cash and cash equivalents in the amount of $10.2 million, a decrease in securities available-for-sale of $2.6 million and a decrease in net loans of $648 thousand.  These amounts were offset by an increase in other real estate owned of $922 million during the six months ended June 30, 2014.

Investment securities available-for-sale decreased $2.6 million, or 3.07%, from $84.8 million as of December 31, 2013 to $82.1 million as of June 30, 2014.  During the six months ended June 30, 2014, the Company received $8.3 million in proceeds from principal repayments, maturities and calls and purchased $5.1 million.  The remaining variance is due to the change in fair market value as well as premium amortization, net of accretion during the same year-to-date period.

Total deposits decreased by $14.1 million, or 3.24%, during the six months ended June 30, 2014, from $435.0 million as of December 31, 2013 to $420.9 million as of June 30, 2014.  The following is an explanation of the changes in each of the major deposit categories during the six months ended June 30, 2014:

•	Noninterest-bearing deposits increased $3.0 million, or 2.93%, to 103.7 million. This represents 24.65% of total deposits as of June 30, 2014;
•	Money market, NOW and savings deposits decreased $4.3 million, or 2.31%, due to the strategic decision to not aggressively price this product in our local market; and
•	The time deposit portfolio decreased by $12.7 million, or 8.7%, driven primarily by a $16.4 million reduction in local CDs and $1.1 million in brokered CDs. This was offset by an increase in national CDs of $4.8 million.

Loans from related parties and FHLB advances and other borrowings remained substantially unchanged during the six months ended June 30, 2014, with no balance outstanding from loans from related parties as of June 30, 2014 and December 31, 2013, respectively, and FHLB advances and other borrowings of $20.1 million and $20.2 million, respectively, as of the same dates.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total shareholders’ equity increased slightly during the six months ended June 30, 2014, from $33.9 million as of December 31, 2013 to $35.5 million as of June 30, 2014.  This increase was attributable to a decrease in accumulated comprehensive loss of $1.0 million and net income during the six months ended June 30, 2014 of $533 thousand.  Accumulated comprehensive income increased based on changes in interest rates during the six months ended June 30, 2014.

Comparison of Operating Results for the Six Months Ended June 30, 2014 and 2013

Net Income
The Company had net income of $533 thousand for the six months ended June 30, 2014 compared to net income of $228 thousand for the six months ended June 30, 2013.  On a diluted per share basis, the Company had income of $0.09 available to common shareholders for the six months ended June 30, 2014, compared to a net loss of $7.93 for the same period in the prior year.  The Company experienced a net loss per diluted common share in 2013 due to the noncash, implied preferred stock dividend.  Please refer to Note 9 – Shareholders’ Equity for additional information.

Net Interest Income
Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $9.0 million for the six months ended June 30, 2014, compared to $9.9 million for the same period in 2013.

Total interest income decreased $1.5 million for the six months ended June 30, 2014 when compared to the same period in 2013.  This decrease was primarily driven by the decrease in average loan balances and a decrease in the average yield on loans to 5.25% for the six months ended June 30, 2014 compared to 5.75% for the six months ended June 30, 2013.  The decrease in the loan yield was driven by a decrease in accretion recognized on acquired loans of approximately $529 thousand as well as a slight decrease in the core average yield earned on loans.

The average cost of interest-bearing liabilities decreased 18 basis points to 0.94% for the six months ended June 30, 2014 compared to 1.12% for the same period in 2013.  The overall decrease in the average cost of interest-bearing deposits reflects an ongoing reduction in interest rates paid on deposits as a result of the re-pricing activities in the current low interest rate environment.

The net interest margin decreased by 15 basis points to 3.78% from 3.93%, when comparing the first six months of 2014 to the same period in the prior year.  This decrease was mainly due to the decrease in accretion recognized on acquired loans as discussed above, offset by a decrease in the average cost of interest-bearing liabilities.  The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and evaluates rates paid on its core deposits to ensure they remain competitive in the local market environment.

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

	Six Months Ended June 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans (1)	$375,169	$9,759	5.25%	$392,912	$11,196	5.75%
Securities available-for-sale:
Taxable	75,434	622	1.66	75,925	579	1.54
Tax-exempt(2)	7,800	191	4.94	15,750	332	4.25
Other interest-earning assets(3)	19,719	79	0.81	25,154	52	0.42
Total interest-earning assets	478,122	10,651	4.49	509,741	12,159	4.81
Noninterest-earning assets(4)	18,675			19,051
Total assets	$496,797			$528,792
Interest-bearing liabilities:
Savings deposits	$9,674	$8	0.17%	$9,783	$14	0.29%
NOW deposits	27,451	12	0.09	21,903	11	0.10
Money market deposits	149,877	280	0.38	160,647	528	0.66
Time deposits	136,990	805	1.19	169,170	1,000	1.19
FHLB advances	20,000	149	1.50	20,000	149	1.50
Federal Reserve and other borrowings	6	-	0.00	6	-	0.00
Subordinated debt	16,169	408	5.09	16,105	413	5.17
Federal Funds purchased	-	-	0.00	6	-	0.00
Other interest-bearing liabilities(5)	-	22	N/A	2,200	107	9.81
Total interest-bearing liabilities	360,167	1,684	0.94	399,820	2,222	1.12
Noninterest-bearing liabilities	102,180			95,604
Shareholders' equity	34,450			33,368
Total liabilities and shareholders' equity	$496,797			$528,792
Net interest income		$8,967			$9,937
Interest rate spread(6)			3.55%			3.69%
Net interest margin(7)			3.78%			3.93%

(1)	Average loans include nonperforming loans. Interest on loans included loan fees (in thousands) of $78 and $123 for the six months ended June 30, 2014 and 2013, respectively.
(2)	Interest income and rates do not include the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax-exempt interest on tax-exempt investment securities to a fully taxable basis.
(3)	Includes federal funds sold and investment CD’s.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes loans from related parties that pay an annual rate of interest equal to 8% on a quarterly basis of the amount outstanding or an unused revolver fee calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Rate/Volume Analysis:
The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Six Months Ended June 30, 2014 vs. 2013
	Increase (Decrease) Due to(1)
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Loans	$(946)	$(491)	$(1,437)
Securities available-for-sale:
Taxable	47	(4)	43
Tax-exempt	47	(188)	(141)
Other interest-earning assets	40	(13)	27
Total interest-earning assets	$(812)	$(696)	$(1,508)

Interest-bearing liabilities:
Savings deposits	$(6)	$-	$(6)
NOW deposits	(2)	3	1
Money market deposits	(215)	(33)	(248)
Time deposits	(6)	(189)	(195)
FHLB advances	-	-	-
Federal Reserve and other borrowings	-	-	-
Federal Funds purchased	-	-	-
Subordinated debt	(7)	2	(5)
Other interest-bearing liabilities	(31)	(54)	(85)
Total interest-bearing liabilities	$(267)	$(271)	$(538)
Net change in net interest income	$(545)	$(425)	$(970)

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each component.

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income decreased period-over-period, with $756 thousand and $801 thousand in service charges and other income for the six months ended June 30, 2014 and 2013, respectively.  Included in Other income for the six months ended June 30, 2013, the Company recorded a net gain of $46 thousand from the sale of municipal securities. No securities were sold during the six months ended June 30, 2014.

Noninterest expense decreased to $8.9 million for the six months ended June 30, 2014, compared to $10.8 million for the same period in 2013.  This decrease was due to a decrease in professional fees of $0.4 million, mainly related to audit and legal fees that were higher in the first half of 2013 as a result of the special shareholders’ meeting held in the first quarter of 2013.  In addition, there was a decrease of $1.6 million for OREO and loan expenses as a result of the Company’s execution of its strategy to reduce problem assets. The remainder of the components of noninterest expense remained relatively flat period-over-period.

There was no income tax expense/benefit recorded for the six months ended June 30, 2014 and 2013. The Company recorded a full valuation allowance against its deferred taxes as of December 31, 2011.  This was substantially due to the fact that it was more-likely-than-not that the benefit would not be realized in future periods due to the uncertainty of future taxable income and Section 382 of the Internal Revenue Code.  Based on an analysis performed as of June 30, 2014 and December 31, 2013, it was determined that the need for a full valuation allowance still existed.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended June 30, 2014 and 2013

Net Income
The Company had net income of $507 thousand for the three months ended June 30, 2014, compared to $29 thousand of net income for the three months ended June 30, 2013.  On a diluted per share basis, the Company had net income of $0.09 for the three months ended June 30, 2014, compared to net income of $0.01 for the same period in the prior year.

Net Interest Income
Net interest income was $4.7 million for the three months ended June 30, 2014, compared to $4.7 million for the same period in 2013.

Total interest income decreased $264 thousand for the three months ended June 30, 2014 when compared to the same period in 2013.  This decrease was primarily driven by a decrease in average earning assets, in particular, average loan balances which declined by $15.7 million when compared to the same period in the prior year.  The average yield on loans remained flat for the three months ended June 30, 2014 and 2013 at 5.46% for both periods.

The average cost of interest-bearing liabilities decreased 20 basis points to 0.93% for the three months ended June 30, 2014, compared to 1.13% for the same period in 2013.  The overall decrease in the average cost of interest-bearing deposits reflects an ongoing reduction in interest rates paid on deposits as a result of the re-pricing activities in the current low interest rate environment.

The net interest margin increased by 17 basis points to 3.95% from 3.78%, when comparing the second quarter of 2014 to the same period in the prior year.  This was driven by the decrease in the average cost of interest-bearing liabilities while the yield on interest-bearing assets remained relatively flat as a result of accretion recognized on a large acquired loan that was paid off in the second quarter of 2014.  The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and evaluates rates paid on its core deposits to ensure they remain competitive in the local market environment.

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income remained relatively consistent quarter-over-quarter, with $379 thousand and $377 thousand in service charges and other income for the three months ended June 30, 2014 and 2013, respectively.

Noninterest expense decreased to $4.3 million for the three months ended June 30, 2014, compared to $5.5 million for the same period in 2013.  This decrease was mainly due  to a reduction in other real estate owned expense of $0.8 million, loan expenses of $346 thousand and professional fees of $196 thousand.  The remainder of the components of noninterest expense remained relatively flat when compared to the same period in the prior year.

There was no income tax expense/benefit recorded for the three months ended June 30, 2014, and June 30, 2013, respectively.  As previously discussed, the Company has recorded a full valuation allowance against its deferred taxes.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asset Quality

The Company has identified certain assets as risk elements.  These assets include nonperforming loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, troubled debt restructurings, and other real estate owned (i.e., foreclosed assets).  Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due.  These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company’s nonperforming loans, foreclosed assets and troubled debt restructurings as of June 30, 2014 and December 31, 2013 were as follows:

(Dollars in thousands)	June 30, 2014	December 31, 2013
Nonperforming loans:
Commercial	$128	$304
Real estate mortgage loans
Residential	1,437	3,716
Commercial	12,652	7,105
Construction and land	4,072	5,517
Consumer loans and other	344	366
Loans past due over 90 days still on accrual	99	-
Total nonperforming loans(1)	18,732	17,008
Other real estate owned, net	4,000	3,078
Total nonperforming assets	22,732	20,086
Performing loans classified as troubled debt restructurings	9,074	6,542
Nonperforming loans classified as troubled debt restructurings(1)	4,855	5,993
Total loans classified as troubled debt restructuring	$13,929	$12,535
Nonperforming loans as a percent of gross loans	5.08%	4.59%
Nonperforming loans and other real estate owned as a percent of total assets	4.60%	3.95%

(1)	Nonperforming loans classified as troubled debt restructurings are also included in the total nonperforming loans above.

As shown in the table above, nonperforming assets increased by $2.6 million as of June 30, 2014 from December 31, 2013, respectively.  Nonperforming loans increased $1.7 million as of the same dates.  The increase in nonperforming loans was primarily due to a few large commercial real estate relationships that went on nonaccrual in the first half of 2014.  This was slightly offset by one large loan’s return to accrual, charge-offs (both partial and full) on impaired loans that were largely specifically reserved for as of December 31, 2013 as well as several impaired loans that were paid off in the first half of 2014.

Loans are deemed impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms.  As of June 30, 2014, impaired loans increased by $4.8 million to $25.3 million, compared to $20.5 million as of December 31, 2013.  Of the $25.3 million impaired loans as of June 30, 2014, $3.3 million were loans acquired from the merger with ABI.  Nonperforming impaired loans were $17.1 million as of June 30, 2014.  Specific reserves in the amount of $2.7 million were allocated to impaired loans as of June 30, 2014.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the normal course of business, the Company may restructure or modify the terms of a loan for various reasons.  The restructuring of a loan is considered a troubled debt restructuring if both (i) the borrower is experiencing financial difficulties and (ii) a concession was granted that otherwise would not have occurred under normal circumstances.  As of June 30, 2014, the Company had loan balances of $13.9 million for customers whose loans were classified as troubled debt restructurings, of which $13.0 million were included in the impaired loans balance as of the same date.  Of the total loans classified as troubled debt restructurings, $2.2 million were classified as troubled debt restructurings with collateral shortfalls.  The Company has allocated $0.4 million of the allowance for loan losses to customers whose loan terms have been modified as troubled debt restructurings with collateral shortfalls and $0.3 million to the remaining troubled debt restructurings included in the impaired loans balance as of June 30, 2014.   An additional allocation in the amount of $63 thousand represented one loan classified as a troubled debt restructuring that was acquired with deteriorated credit quality, and therefore, was excluded from the impaired loans balance as of the same date.

The troubled debt restructurings that occurred during the six months ended June 30, 2014 allowed the borrowers to make reduced payments, such as (i) reduced fixed interest rate through maturity and an advance to cover a deficiency from sale of a separate foreclosed property, (ii) change from principal and interest payments to interest only payments for a limited period of time, (iii) reduced principal and interest payments through maturity, (iv) change from variable rate interest only payments through maturity to fixed rate interest only payments for a limited period of time and reduced principal and interest payments through maturity, (v) change from variable rate interest only payments through maturity to fixed rate and reduced principal and interest payments through maturity, or (vi) proposed forgiveness of principal contingent upon the satisfaction of the modified terms, (vii) extension of maturity date with an amortization amount beyond market terms, (viii) forgiveness of principal, or (ix) modification of terms as a result of Chapter 11 bankruptcy court approved plan.  As of June 30, 2014, the Company had extended additional credit of $245 thousand to customers whose loans were classified as troubled debt restructurings.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the six months ended June 30, 2014.  These loans had a total recorded investment of $10.1 million and $6.1 million as of June 30, 2014 and 2013, respectively.  Modifications during the six months ended June 30, 2014 involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time, (ii) adjusting the interest rate to a market interest rate through maturity, (iii) extension of interest-only payments for a limited period of time, or (iv) extension of maturity date.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loans past due still accruing interest as of June 30, 2014 and December 31, 2013 were categorized as follows:

(Dollars in thousands) June 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$12	$-	$-	$12
Real estate mortgage loans:
Residential	182	1	99	282
Commercial	88	907	-	995
Construction and land	-	-	-	-
Consumer and other loans	-	5	-	5
Total	$282	$913	$99	$1,294

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$-	$-	$-	$-
Real estate mortgage loans:
Residential	287	13	-	300
Commercial	2,558	2,775	-	5,333
Construction and land	-	118	-	118
Consumer and other loans	95	11	-	106
Total	$2,940	$2,917	$-	$5,857

Total past due loans were $13.8 million as of June 30, 2014, compared to $19.5 million as of December 31, 2013.  The decrease is indicative of improvements in our customer’s ability to repay.  Although a loan may no longer be considered past due, it may remain a nonperforming loan until such time as future payments are reasonably assured.  The decrease in total loans past due 30-89 days still accruing interest to $1.3 million as of June 30, 2014 from $5.9 million as of December 31, 2013 was due to a few large commercial real estate relationships that moved from performing to nonperforming loan status in the first half of 2014.

Adversely classified loans increased to $32.4 million as of June 30, 2014 compared to $30.1 million as of December 31, 2013.  Of the total adversely classified loans as of June 30, 2014, $18.6 million were nonperforming and $10.0 million were from the merger with ABI.  The $10.0 million of adversely classified loans from ABI are net of a fair value adjustment of $941 thousand, or 8.8% of the gross contractual amount receivable as of June 30, 2014.

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

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(Dollars in thousands) June 30, 2014	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total

Nonaccrual	$18,732	$4,642	$1,549	8.3%
Past Due	13,835	2,256	2,212	16.0
Special Mention	8,940	521	500	5.6
Substandard	32,446	10,022	3,334	10.3
Doubtful	-	-	-	-
	$41,386	$10,543	$3,834	9.3

December 31, 2013	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total

Nonaccrual	$17,008	$4,537	$3,099	18.2%
Past Due	19,460	2,963	2,709	13.9
Special Mention	16,814	711	687	4.1
Substandard	30,131	9,170	4,434	14.7
Doubtful	-	-	-	-
	$46,945	$9,881	$5,121	10.9

During the six months ended June 30, 2014, the Company experienced an overall reduction in loans acquired from ABI with deteriorated credit quality in terms of the recorded investment in such loans and as a percentage of total loans.  When comparing the total percentage of loans acquired from ABI with deteriorated credit quality for special mention and substandard loans to the total special mention and substandard loans of the Company, the percentages reflect an overall reduction to 9.3% as of June 30, 2014, compared to 10.9% as of December 31, 2013.  A similar reduction was experienced for loans on nonaccrual.

The same criteria used for all Company loans greater than 90 days past due and still accruing interest applies to loans acquired with deteriorated credit quality.  Loans acquired with deteriorated credit quality will be placed on nonaccrual status if the amount and timing of future cash flows cannot be reasonably estimated or if repayment of the loan is expected to be from collateral that has become deficient.  As of June 30, 2014, we had loans acquired with deteriorated credit quality on nonaccrual in the amount of $1.5 million.

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

Allowance and Provision for Loan Losses

The allowance for loan losses decreased by $1.1 million during the six months ended June 30, 2014, amounting to $14.6 million as of June 30, 2014 as compared to $15.8 million as of December 31, 2013.  The allowance represented approximately 3.96% and 4.25% of total loans as of June 30, 2014 and December 31, 2013, respectively.

Activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2014 and 2013 was as follows:

	Six Months Ended
	June 30,
(Dollars in thousands)	2014	2013
Allowance at beginning of period	$15,760	$20,198

Charge-offs:
Commercial loans	203	64
Real estate mortgage loans	1,489	2,589
Consumer and other loans	15	173
Total charge-offs	1,707	2,826

Recoveries:
Commercial loans	28	70
Real estate mortgage loans	237	97
Consumer and other loans	11	31
Total recoveries	276	198
Net charge-offs	1,431	2,628

Provision for loan losses charged to operating expenses:
Commercial loans	128	215
Real estate mortgage loans	241	(629)
Consumer and other loans	(82)	147
Total provision	287	(267)
Allowance at end of period	$14,616	$17,303

The decrease in the allowance for loan losses as of June 30, 2014 compared to December 31, 2013 was driven primarily by an overall decrease in the historical loss component used in loans collectively evaluated for impairment coupled with an overall decrease in the total loans collectively evaluated for impairment.  The historical loss component of the allowance is determined by losses recognized over the preceding five years with the most recent years carrying more weight.  As the Company’s credit quality has improved, the more recent years that are more heavily weighted carry fewer losses.  This was offset slightly by specific reserves required for a few commercial real estate loans that became impaired in the first half of 2014.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own historical experience as well as industry and economic trends.  In calculating the Company’s allowance for loan losses, the Company’s historical loss experience is supplemented with various current and economic trends.  These current qualitative factors can include any of the following: changes in volume and severity of past due status, special mention, substandard and nonaccrual loans; levels of any trends in charge-offs and recoveries; changes in nature, volume and terms of loans; changes in lending policies and procedures; changes in lending management and quality of loan review; changes in economic and business conditions; and changes in underlying collateral values and effects of concentrations. There were no changes in the current qualitative factors from December 31, 2013 to June 30, 2014.

As of June 30, 2014, of the $11.7 million of the allowance for loan losses from loans collectively evaluated for impairment, the real estate mortgage loans portfolio segment had total weighted average qualitative factors of 1.16%, or $2.8 million; the commercial loans portfolio segment had total weighted average qualitative factors of 1.30%, or $0.6 million; and the consumer and other loans portfolio segment had total qualitative factors of 1.57%, or $19 thousand.  Impaired loans were $25.3 million as of June 30, 2014, of which $2.7 million was specifically allocated to the allowance for loan losses which was deemed appropriate to absorb probable incurred credit losses.

As part of the Company’s allowance for loan losses policy, loans acquired from ABI with evidence of deteriorated credit quality were included in our evaluation of the allowance for loan losses for each period.  For loans acquired with deteriorated credit quality, if the loss was attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill.  If not, the additional deterioration was recorded as additional provision expense with a corresponding increase to the allowance for loan losses.  After the measurement period, any additional impairment above the current carrying discount was recorded as additional provision for loan loss expense with a corresponding increase to the allowance for loan losses.  As of June 30, 2014, there were $2.5 million in loans acquired with deteriorated credit quality that were included in the evaluation of the allowance for loan losses.

For loans acquired with deteriorated credit quality that were deemed troubled debt restructurings prior to the Company’s acquisition of them, these loans were not considered troubled debt restructurings as they were accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Subsequent to the acquisition, the same criteria used for all other loans applied to loans acquired with deteriorated credit quality and their treatment as troubled debt restructurings.  As of June 30, 2014, there was one acquired loan with deteriorated credit quality that was deemed a troubled debt restructuring in the amount of $904 thousand.

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

It is the Bank’s policy to obtain updated third-party appraisals on all OREO and real estate collateral on substandard loans on, at least, an annual basis.  Value adjustments are often made to appraised values on properties for which the existing appraisal is approximately one year old or greater at period-end.  Occasionally, at period-end, an updated appraisal has been ordered, but not yet received, on a property for which the existing appraisal is approaching one year old.  In this circumstance, an adjustment is typically made to the existing appraised value to reflect the Bank’s best estimate of the change in the value of the property, based on evidence of changes in real estate market values derived by the review of current appraisals received by the Bank on similar properties.

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

Based on the results of the analysis performed by management as of June 30, 2014, the allowance for loan losses was considered adequate to absorb probable incurred credit losses in the portfolio as of that date.  As more fully discussed in the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates and judgments.  Actual results may differ significantly from these estimates and judgments.

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

Cash Flows from Operating Activities:
Net cash from operating activities was $0.6 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively.  Net cash from operating activities for the six months ended June 30, 2014 was primarily impacted by net income of $0.5 million, as adjusted for (i) net accretion of purchase accounting adjustments, mainly purchased loans, of $0.6 million, (ii) premium amortization for securities, net of accretion, of $0.4 million, (iii) depreciation and amortization of $0.4 million, (iv) net change in accrued interest receivable and other assets of $0.3 million, (v)  provision for loan losses of $0.3 million, and (vi) net change in accrued expenses and other liabilities of $0.2 million.  Net cash from operating activities for the same period in the prior year reflected net income of $0.2 million, as adjusted for (a) net accretion of purchase accounting adjustments, mainly purchased loans, of $1.1 million, (b) net change in accrued interest receivable and other assets of $1.0 million, (c) premium amortization for securities, net of accretion, of $0.5 million, (d) write-downs of other real estate owned of $0.5 million, and (e) a negative provision for loan losses of $0.3 million.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flows from Investing Activities:
Net cash from investing activities was $3.3 million and $10.3 million for the six months ended June 30, 2014 and 2013, respectively.  The decrease in cash flows from investing activities was primarily driven by a decrease of $11.1 million in net loan payments and a decrease of $0.9 million in proceeds from sales of other real estate owned that  occurred in the first six months of 2014 as compared to the same period in 2013.  This was offset slightly by a net cash inflow in available-for-sale securities of $3.2 million for the six months ended June 30, 2014 compared to a net cash outflow of $2.0 million for the six months ended June 30, 2013.

Cash Flows from Financing Activities:
Net cash used for financing activities was $14.1 million and $40.7 million for the six months ended June 30, 2014 and 2013, respectively.  The period-over-period decrease in cash outflows was due solely to $14.1 million in net deposit outflows during the six months ended June 30, 2014, compared to $40.7 million in deposit outflows during the same period in the prior year.

Liquidity

The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows.  The primary internal sources of liquidity include principal and interest payments on loans, proceeds from maturities and monthly payments on the balance of the investment securities portfolio, and its overnight position with federal funds sold.  As of June 30, 2014, the Company had $82.2 million in available-for-sale securities, $5.4 million of which was pledged to the Federal Reserve Bank for the Borrower-in-Custody Program as well as the State of Florida.  Scheduled maturities and paydowns of the Company’s investment securities are an additional source of liquidity.  The Company also has the ability to convert marketable securities into cash or access new or existing sources of incremental funds if the need should arise.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market deposits.

In the second quarter of 2014, the Bank moved the majority of its correspondent bank activity to the Federal Reserve Bank.  As of June 30, 2014, the Bank has unsecured federal funds purchased accommodations with its correspondent banks totaling $19.5 million, all of which was available as of that date.  Availability of funds under the unsecured federal funds purchased accommodations are based on the Company’s capital adequacy as of that date; therefore, total funds available under these accommodations could fluctuate period-over-period.

In addition, the Bank has invested in FHLB stock for the purpose of establishing a line of credit with FHLB.  This line is collateralized by a lien arrangement on the Bank’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $29.8 million as of June 30, 2014 and had borrowed $20.0 million, leaving $9.8 million available as of the same date.  The Bank also has a “Borrower in Custody” line of credit with the Federal Reserve Bank that utilizes excess loan collateral and pledged municipal securities.  The amount of this line as of June 30, 2014 was $23.5 million, all of which was available as of that date.  While these lines of credit were available to the Company as of June 30, 2014, they do not represent legal commitments to extend credit.

The Bank also has access to the non-brokered national and brokered deposit markets to supplement liquidity needs.  As of June 30, 2014, the Bank had $63.5 million in national CDs and $9.3 million in brokered CDs.  The Bank has historically utilized brokered deposits, but absent a waiver from the FDIC, could not offer brokered CDs during 2012 as it was not well capitalized until December 31, 2012.  Our ability to utilize brokered CDs and the rates we can pay on deposits will be limited if the Bank fails to remain well capitalized for regulatory purposes.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the year ended December 31, 2011, the Company entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties.  Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding.  To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  The Revolvers mature on January 1, 2015.  There were no amounts outstanding under the Revolvers with $2.2 million remaining available as of June 30, 2014 and December 31, 2013.  During the second quarter of 2013, participants in the Private Placement who purchased Series A Preferred Stock through the cancellation of debt under their Revolvers, were given the option and thereby elected to reduce their loan commitments under the Revolvers based on the amount previously utilized to purchase shares of Series A Preferred Stock in the Private Placement.  This resulted in a reduction of the maximum borrowings available to the Company from $4.0 million as of December 31, 2012 to $2.2 million effective July 1, 2013.  Please refer to Note 5 – Loans from Related Parties in the accompanying notes to the Consolidated Financial Statements for additional information related to the reduced availability under the Revolvers.

In recent years, Bancorp has depended on the Revolvers, in addition to cash on hand and net proceeds from capital raise activities, to pay its operating and interest expenses.  Management believes the maximum borrowings available under the Revolvers as of June 30, 2014 and other sources of liquidity are sufficient through December 31, 2014.

Historically, the primary source of Bancorp’s income was expected to be dividends from the Bank.  A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law.  Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows: No bank may pay a dividend at any time that the total of net income for the current year, when combined with retained net income from the preceding two years, produces a loss.  The Bank met this restriction as of June 30, 2014 as our net income for the six months ended June 30, 2014 combined with retained earnings from the preceding two years produced a loss.  The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

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

As of June 30, 2014 and December 31, 2013, Bancorp, the Bank, and the Company met all capital adequacy requirements to which they were subject.  Further, management and the Bank’s Board of Directors have committed to the FDIC to maintain Total Risk-Based Capital of 12% and Tier 1 Capital to Average Assets of 8%.  As of June 30, 2014 and December 31, 2013, the Bank met these thresholds.  For additional information related to the Company’s capital adequacy information, please refer to Note 11 – Capital Adequacy in the accompanying notes to the Consolidated Financial Statements.

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

The Bank was well capitalized as of June 30, 2014 and December 31, 2013, respectively.  Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the FDIC prior to accepting or renewing brokered deposits.  FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had an MoU with the FDIC and the Florida Office of Financial Regulation that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%.  On July 13, 2012, the 2008 MoU was replaced by a new MoU (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%.   The Bank met the minimum capital requirements of these memoranda as of June 30, 2014 and December 31, 2013, when the Bank had total risk-based capital of 14.54% and 14.11% and Tier 1 leverage capital of 9.92% and 9.33%, respectively.

In December 2006, bank regulators issued “Joint Guidance on Concentrations in Commercial Real Estate Lending.”  This document outlines regulators’ concerns regarding the high level of growth in commercial real estate loans on banks’ balance sheets.  Many banks, especially those in Florida, have substantial exposure to commercial real estate loans.  The concentration in this category is considered when analyzing the adequacy of the loan loss allowance based on sound, reliable and well-documented information.  The Bank’s 2012 MoU with the FDIC also requires us to monitor and reduce our commercial real estate (“CRE”) loan concentrations.  As of June 30, 2014, the ratio of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans as a percentage of total risk-based capital was 264.78% compared to 275.8% as of December 31, 2013.  Both our June 30, 2014 and December 31, 2013 ratios did not exceed applicable regulatory guidance of 300% of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.  The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total risk-based capital of at least 8.00%, at least half of which must be Tier 1 capital.  As of June 30, 2014 and December 31, 2013, Bancorp met these requirements.

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

Dividends and Distributions

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt.  Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings.  Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the bank’s regulators.  The Bank has not paid dividends to Bancorp since October 2009 and cannot currently pay dividends, and Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies and enforcement actions.  Bancorp has relied upon revolving loan agreements with certain of its directors and other related parties to pay its expenses during such time.  As of June 30, 2014 and December 31, 2013, there were $2.2 million in remaining funds available under the Revolvers.  During the six months ended June 30, 2014 and the year ended December 31, 2013, Bancorp used cash on hand and net proceeds from capital raise activities to fund operations.

Recent Updates in Capital Regulation and Supervision

The Dodd–Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) significantly modified the capital rules applicable to the Company and calls for increased capital, generally, as described below.

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

Deferred Income Taxes

Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income.  From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available.  Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against our deferred tax asset as of December 31, 2013 and December 31, 2012.  The Company performed an analysis as of June 30, 2014 and determined the need for a valuation allowance still existed.  To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense.  Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once the Company can demonstrate a sustainable return to profitability and conclude that it is more-likely-than-not that the deferred tax asset will be utilized prior to expiration.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (ASU 2014-09).  This update to the Accounting Standards Codification is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards and creates a new Topic 606 – Revenue from Contracts with Customers.  ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance in ASU 2014-09 describes a 5-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information.  The amendments in ASU 2014-9 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed.  The Company is currently evaluating the effects of ASU 2014-04 on its Consolidated Financial Statements and disclosures, if any.

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

Exhibit No. 10.1
Amended and Restated Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Scott M. Hall (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 21, 2014, File No. 000-30248. †

Exhibit No. 31.1	Certification of Chief Executive Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 31.2	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002 *

JACKSONVILLE BANCORP, INC.

Item 6.	Exhibits (Continued)

Exhibit No.	Description of Exhibit

Exhibit No. 101.INS	XBRL Instance Document*

Exhibit No. 101.SCH	XBRL Schema Document*

Exhibit No. 101.CAL	XBRL Calculation Linkbase Document*

Exhibit No. 101.DEF	XBRL Definition Linkbase Document*

Exhibit No. 101.LAB	XBRL Label Linkbase Document*

Exhibit No. 101.PRE	XBRL Presentation Linkbase Document*

*	Included herewith.
†	Identifies management contracts or compensatory plans or arrangements.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Date: August 8, 2014	By:	/S/ KENDALL L. SPENCER
Kendall L. Spencer
President and Chief Executive Officer
(Principal executive officer)

Date: August 8, 2014	By:	/S/ VALERIE A. KENDALL
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

Exhibit No. 10.1
Amended and Restated Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Scott M. Hall (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 21, 2014, File No. 000-30248. †

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

EXHIBIT INDEX (Continued)

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