Form 10-Q
period 2014-09-30
JACKSONVILLE BANCORP INC /FL/
filed 2014-11-07
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2014                  .

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
Yes            ☐ No            ☒

As of October 31, 2014, the latest practicable date, there were 3,180,300 shares of the Registrant’s common stock outstanding and 2,614,821 shares of the Registrant’s nonvoting common stock outstanding.

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

JACKSONVILLE BANCORP, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Cash and due from financial institutions	$27,980	$16,799
Federal funds sold and other	26,264	23,526
Cash and cash equivalents	54,244	40,325
Accounts receivable	1,000	-
Securities available-for-sale	82,425	84,771
Loans, net of allowance for loan losses of $15,170 and $15,760 as of September 30, 2014 and December 31, 2013, respectively	345,492	354,592
Premises and equipment, net	5,265	6,421
Assets held for sale	925	-
Bank-owned life insurance	11,813	12,956
Federal Home Loan Bank stock, at cost	1,243	1,580
Other real estate owned, net	4,606	3,078
Accrued interest receivable	1,523	1,723
Other intangible assets, net	634	849
Other assets	1,314	994
Total assets	$510,484	$507,289

LIABILITIES
Deposits
Noninterest-bearing demand deposits	$113,442	$100,788
Money market, NOW and savings deposits	204,991	188,085
Time deposits	119,932	146,093
Total deposits	438,365	434,966
Federal Home Loan Bank advances and other borrowings	17,635	20,153
Subordinated debentures	16,202	16,154
Accrued expenses and other liabilities	1,988	2,084
Total liabilities	474,190	473,357

SHAREHOLDERS' EQUITY
Preferred stock	-	-
Common stock, $.01 par value, 3,180,300 and 3,177,090 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively(1)	32	32
Nonvoting common stock, $.01 par value, 2,614,821 and 2,618,005 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively(1)	26	26
Additional paid-in capital(1)	138,096	138,050
Retained earnings (deficit)	(101,347)	(102,688)
Accumulated other comprehensive loss	(513)	(1,488)
Total shareholders’ equity	36,294	33,932
Total liabilities and shareholders’ equity	$510,484	$507,289

(1)	Reflects the 1-for-20 reverse stock split completed in October 2013. Please refer to Note 9 – Shareholders’ Equity for additional information related to the reverse stock split.

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and dividend income:
Loans, including fees	$4,832	$5,127	$14,591	$16,323
Taxable securities	295	300	917	879
Tax-exempt securities	80	129	271	461
Federal funds sold and other	44	49	123	101
Total interest income	5,251	5,605	15,902	17,764

Interest expense:
Deposits	514	704	1,619	2,257
Federal Reserve and other borrowings	11	45	33	152
Federal Home Loan Bank advances	58	75	207	224
Subordinated debentures	207	208	615	621
Total interest expense	790	1,032	2,474	3,254

Net interest income	4,461	4,573	13,428	14,510
Provision for loan losses	-	367	287	100
Net interest income after provision for loan losses	4,461	4,206	13,141	14,410

Noninterest income:
Service charges on deposit accounts	187	193	551	588
Gain from bank-owned life insurance death benefits	489	-	489	-
Other income	191	568	583	974
Total noninterest income	867	761	1,623	1,562

Noninterest expense:
Salaries and employee benefits	1,850	2,083	6,186	6,136
Occupancy and equipment	611	684	1,876	1,991
Regulatory assessments	187	196	548	599
Data processing	509	455	1,539	1,354
Advertising and business development	60	96	201	270
Professional fees	403	361	897	1,285
Telephone expense	93	103	282	280
Other real estate owned expense	71	182	181	1,297
Other	716	660	1,693	2,385
Total noninterest expense	4,500	4,820	13,403	15,597

Net income before income taxes	828	147	1,361	375
Income tax expense	20	-	20	-
Net income	$808	$147	$1,341	$375

Noncash, implied preferred stock dividend	-	-	-	(31,464)
Net income (loss) available to common shareholders	$808	$147	$1,341	$(31,089)

Weighted average common shares outstanding: (1)
Basic shares	5,795,121	5,307,032	5,795,104	4,401,317
Dilutive stock options	1,981	10	3,349	-
Diluted shares	5,797,102	5,307,042	5,798,453	4,401,317

Earnings (loss) per common share: (1)
Basic	$0.14	$0.03	$0.23	$(7.06)
Diluted	$0.14	$0.03	$0.23	$(7.06)

(1)	Reflects the 1-for-20 reverse stock split completed in October 2013. Please refer to Note 9 – Shareholders’ Equity for additional information related to the reverse stock split.

See accompanying notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$808	$147	$1,341	$375
Other comprehensive income (loss):
Change in unrealized holding (losses) gains on available-for-sale securities	(156)	(15)	898	(2,197)
Net unrealized derivative gains (losses) on cash flow hedge	110	(1)	77	422
Reclassification adjustment for net gains on investments realized in earnings	-	(391)	-	(437)
Other comprehensive income (loss)	(46)	(407)	975	(2,212)
Tax effect	-	-	-	-
Other comprehensive (loss) income, net of tax effect	(46)	(407)	975	(2,212)
Total comprehensive income ( loss)	$762	$(260)	$2,316	$(1,837)

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock (1)		Nonvoting Common Stock (1)		Preferred Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital (1)	(Deficit)	Income (Loss)	Total
Balance as of December 31, 2012	294,544	$3	-	$-	50,000	$18,536	$83,890	$(70,264)	$1,411	$33,576
Net income								375		375
Other comprehensive loss									(2,212)	(2,212)
Total comprehensive loss										(1,837)
Vesting of restricted stock	38	0					0			0
Accretion of discount on preferred stock, Series A						31,464		(31,464)		-
Conversion of preferred stock, Series A, to common stock and nonvoting common stock (1)	2,382,000	24	2,618,000	26	(50,000)	(50,000)	49,950			-
Issuance of common stock (1)	104,131	1					936			937
Share-based compensation expense							45			45
Balance as of September 30, 2013	2,780,713	$28	2,618,000	$26	-	$-	$134,821	$(101,353)	$(801)	$32,721

Balance as of December 31, 2013	3,177,090	$32	2,618,005	$26	-	-	$138,050	$(102,688)	$(1,488)	$33,932

Net income								1,341		1,341
Other comprehensive income									975	975
Total comprehensive income										2,316
Permitted transfer of nonvoting common stock to common stock	3,184	0	(3,184)	0						-
Share-based compensation expense							46			46
Vesting of restricted stock	26	0								-
Balance as of September 30, 2014	3,180,300	$32	2,614,821	$26	-	$-	$138,096	$(101,347)	$(513)	$36,294

(1)	Reflects the 1-for-20 reverse stock split completed in October 2013. Please refer to Note 9 – Shareholders Equity for additional information related to the reverse stock split.

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,341	$375
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	526	524
Net amortization of deferred loan fees	134	25
Provision for loan losses	287	100
Premium amortization for securities, net of accretion	678	763
Net realized gain on sale of securities	-	(437)
Net accretion of purchase accounting adjustments	(957)	(1,331)
Net loss (gain) on sale of other real estate owned	(38)	(139)
Write-down of other real estate owned	48	546
Write-down of assets held for sale	15	-
Gain from bank-owned life insurance death benefits	(489)	-
Earnings on bank-owned life insurance	(150)	(102)
Loss on disposal of premises and equipment	-	3
Share-based compensation	46	45
Net change in:
Accrued interest receivable and other assets	(131)	391
Accrued expenses and other liabilities	(33)	403
Net cash from operating activities	1,277	1,166

Cash flows from investing activities:
Available-for-sale securities:
Sales	-	14,434
Maturities, prepayments and calls	12,842	17,421
Purchases	(10,277)	(39,033)
Loan (originations) payments, net	7,007	19,221
Proceeds from bank-owned life insurance death benefits	797	-
Proceeds from sale of other real estate owned	1,340	2,273
Investment in bank-owned life insurance	-	(3,000)
Additions to premises and equipment, net	(300)	(138)
Purchase of Federal Home Loan Bank stock, net of redemptions	337	191
Net cash from investing activities	11,746	11,369

Cash flows from financing activities:
Net change in deposits	3,414	(49,625)
Repayment of Federal Home Loan Bank fixed rate advances	(2,518)	-
Proceeds from issuance of common stock, net	-	937
Net cash from (used for) financing activities	896	(48,688)

Net change in cash and cash equivalents	13,919	(36,153)
Cash and cash equivalents at beginning of period	40,325	72,079
Cash and cash equivalents at end of period	$54,244	$35,926

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2014	2013

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$2,534	$3,655
Income taxes	-	-

Supplemental schedule of noncash investing activities:
Acquisition of other real estate owned	$2,887	$4,310
Transfer of assets to held for sale	$944	$-

Supplemental schedule of noncash financing activities:
Implied preferred stock dividend	$-	$31,464

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 1 – BASIS OF PRESENTATION

Principles of Consolidation

The accounting and reporting policies of the Company reflect banking industry practice and conform to U.S. generally accepted accounting principles (“U.S. GAAP”).  The Consolidated Financial Statements include the accounts of Jacksonville Bancorp, Inc. (“Bancorp”), its wholly owned, primary operating subsidiary, The Jacksonville Bank, and The Jacksonville Bank’s wholly owned subsidiary, Fountain Financial, Inc.  The consolidated entity is referred to as the “Company” and The Jacksonville Bank and Fountain Financial, Inc. are collectively referred to as the “Bank.”  The Company’s financial condition and operating results principally reflect those of the Bank.  All intercompany transactions and balances have been eliminated in consolidation.  In preparing the Consolidated Financial Statements, management makes estimates and assumptions that affect the reported asset and liability balances and revenue and expense amounts, and the disclosure of contingent assets and liabilities.  Actual results could differ significantly from those estimates and assumptions.

The consolidated financial information included herein as of September 30, 2014 and December 31, 2013 and for the periods ended September 30, 2014 and 2013 is unaudited.  Accordingly, it does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  However, such information reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the financial condition and results of operations for the interim periods.  The December 31, 2013 consolidated balance sheet was derived from the Company’s December 31, 2013 audited Consolidated Financial Statements.

Nature of Operations

Bancorp is a financial holding company headquartered in Jacksonville, Florida, that currently provides financial services through eight full-service branches in Jacksonville and Jacksonville Beach, Duval County, Florida, as well as its virtual branch.  The Company’s primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans.  Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is impacted by the real estate and general economic conditions in the area.  For further information, please refer to the audited Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 14, 2014.

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

Interest income includes amortization of purchase premiums and accretion of purchase discounts. Premiums and discounts on securities are amortized using the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated.

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

For the three and nine months ended September 30, 2014 and 2013, there were no credit losses recognized in earnings related to investment securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Continued)

At times, the Company will charge off a portion of a nonperforming or impaired loan versus recording a specific reserve. The decision to charge off a portion of the loan is based on specific facts and circumstances unique to each loan.  General criteria considered are: the probability that the Company will foreclose on the property, the value of the underlying collateral compared to the principal amount outstanding on the loan and the personal guarantees associated with the loan.  For the nine months ended September 30, 2014 and 2013, partial charge-offs were $864 and $2,487, respectively, on nonperforming and impaired loans of $3,703 and $6,796, respectively.  For the year ended December 31, 2013, partial charge-offs were $4,994 on nonperforming and impaired loans of $7,578.

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

Overdrawn customer checking accounts are reclassified as commercial loans and are evaluated on an individual basis for collectability.  These balances are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful.  As of September 30, 2014 and December 31, 2013, overdrawn customer checking accounts reclassified as commercial loans were $39 and $37, respectively.

Certain Purchased Loans

As part of our merger with Atlantic BancGroup, Inc. (“ABI”) in November 2010, the Company purchased individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination.  These purchased loans were recorded at fair value, such that there is no carryover of the seller’s allowance for loan losses.  Fair values were preliminary and subject to refinement for up to one year after the closing date of the merger as new information relative to the closing date fair value became available.  After acquisition, losses were recognized by an increase in the allowance for loan losses if the reason for the loss was due to events and circumstances that did not exist as of the acquisition date.  If the reason for the loss was due to events and circumstances that existed as of the acquisition date due to new information obtained during the measurement period (i.e., 12 months from date of acquisition), that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill.

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

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.  Loan losses are charged against the allowance when management determines that the collectability of a loan balance is unlikely.  Subsequent recoveries, if any, are credited to the allowance.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Continued)

The allowance consists of specific and general components.  The specific components relate to loans that are individually classified as impaired.  The general components relate to all loans not specifically identified as impaired and are modeled on loss by portfolio, weighted by recent historic data, qualitative, environmental and economic factors.

The Company’s policy for assessing loans for impairment is the same for all classes of loans and is included in our allowance for loan losses policy.  The Company classifies a loan as impaired when it is probable that the Company will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan.  An impairment determination is performed utilizing the following general factors:  (i) a risk rating of substandard or doubtful, (ii) a loan amount greater than $100 and/or (iii) a past due aging of 90 days or more.  In addition, the Company also considers the following: the financial condition of the borrower, the Company’s best estimate of the direction and magnitude of any future changes in the borrower’s financial condition, the fair value of collateral if the loan is collateral dependent, the loan’s observable market price, expected future cash flow and, if a purchased loan, the amount of the remaining unaccreted carrying discount.  For loans acquired in the acquisition of ABI, if the loss was attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill.  If not, the additional deterioration was recorded as additional provision expense with a corresponding increase in the allowance for loan losses.  After the measurement period, any additional impairment above the current carrying discount is recorded as additional provision expense with a corresponding increase in the allowance for loan losses.

If a loan is deemed to be impaired, a portion of the allowance for loan losses may be allocated so that the loan is reported, net, at the present value of estimated expected future cash flows, using the loan’s existing interest rate, or at the fair value of collateral if repayment is expected solely from the sale of the collateral.  If an impaired loan is on nonaccrual, then recognition of interest income would follow our nonaccrual policy, which is to no longer accrue interest and account for any interest received on the cash-basis or cost-recovery method until qualifying again for interest accrual.  If an impaired loan is not on nonaccrual, then recognition of interest income would accrue on the unpaid principal balance based on the contractual terms of the loan.  All impaired loans are reviewed on at least a quarterly basis for changes in the measurement of impairment.  For impaired loans measured using the present-value-of-expected-cash-flows method, any change to the previously-recognized impairment loss is recognized as a change in the allowance for loan loss account and recorded in the Consolidated Statement of Operations as a component of the provision for loan losses.

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  Troubled debt restructurings are measured at the present value of estimated expected future cash flows using the loan’s effective interest rate at inception.  Key factors that the Company considers at the time a loan is restructured to determine whether the loan should accrue interest include if the loan is less than 90 days past due and if the loan is in compliance with the modified terms of the loan.  The Company determines that the loan has been restructured to be reasonably assured of repayment and of performance according to the modified terms by performing an analysis that documents exactly how the loan is expected to perform under the modified terms.  Once loans become troubled debt restructurings, they remain troubled debt restructurings until they mature or are paid off in the normal course of business.

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

In the second quarter of 2014, a determination was made that certain assets met the criteria to be classified as held for sale.  In the third quarter of 2014, the fair value for the related assets was less than their carrying value.  Therefore, a loss of $15 has been recorded to noninterest expense. Please refer to Note 12 – Assets Held for Sale for additional information.

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

Pursuant to the Series A Preferred Stock designation, the Series A Preferred Stock was mandatorily convertible into shares of the Company’s common stock, par value $0.01 per share, and a new class of nonvoting common stock, par value $0.01 per share, upon receipt of requisite approvals by the Company’s shareholders.  As of the date of issuance, the effective conversion price of $9.71 per share was less than the fair value of $16.00 per share of the Company’s common stock.  In accordance with U.S. GAAP, the Series A Preferred Stock was deemed to include a beneficial conversion feature with an intrinsic value of $6.29 per share for a total discount of $31,464.  On the date of conversion, the discount due to the beneficial conversion feature was recognized as an implied preferred stock dividend.  This noncash, implied dividend decreased retained earnings and net income available to common shareholders in the earnings per share calculation.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (ASU 2014-09).  This update to the Accounting Standards Codification is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards and creates a new Topic 606 – Revenue from Contracts with Customers.  ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance in ASU 2014-09 describes a five-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information.  The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed.  The Company is currently evaluating the effects of ASU 2014-09 on its Consolidated Financial Statements and disclosures, if any.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Continued)

In August 2014, the FASB issued a new standard, ASU No. 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This standard will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances.  In connection with each annual and interim period, management will have to assess if there is substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date.  Management must consider relevant conditions that are known (and reasonably knowable) at the issuance date.  Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date.  The new standard defines substantial doubt and provides example indicators.  The definition of substantial doubt incorporates a likelihood threshold of “probable” similar to the current use of the term in U.S. GAAP for loss contingencies.  Disclosures will be required if conditions give rise to substantial doubt.  However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures.  The new standard will be effective for all entities in the first annual period ending after December 15, 2016.  Earlier application is permitted.  The Company is currently evaluating the effects of ASU 2014-15 on its Consolidated Financial Statements and disclosures, if any.

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

NOTE 2 - CAPITAL RAISE TRANSACTIONS (Continued)

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

Net proceeds from the issuance of preferred stock in the amount of $45,140 were used for general operating expenses, mainly for the subsidiary bank, to improve capital ratios, and will be used to support the Company’s business strategy.  Please refer Note 9—Shareholders’ Equity for additional information pertaining to the Company’s equity securities issued in conjunction with the previously described capital raise transactions.

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

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 2 - CAPITAL RAISE TRANSACTIONS (Continued)

In the fourth quarter of 2013, Bancorp’s Board of Directors implemented a 1-for-20 reverse stock split of the Company’s issued and outstanding shares of common stock and nonvoting common stock in an effort to increase the market price of the Company’s common stock and thereby enhance the overall liquidity of issued and outstanding shares of common stock and nonvoting common stock and regain compliance with NASDAQ continued listing standards.  As of the effective date of the reverse stock split, the Company’s per share market price increased from $0.51 to $10.20.  On November 7, 2013, the Company received notification that it had regained compliance with the Minimum Bid Price Rule and, therefore, was no longer subject to delisting from the NASDAQ Stock Market.  However, there can be no assurance that the reverse stock split, or any other measures taken by Bancorp’s Board of Directors to increase the market price of the Company’s common stock, will result in the intended benefits or have a sustainable impact going forward.  Please refer to Note 9 – Shareholders’ Equity for additional information related to the reverse stock split.

The Company’s recapitalization plan that was executed in 2012 and completed in 2013, combined with the strategic initiative to accelerate the disposal of substandard assets has enabled the Company to restore capital to prescribed regulatory levels.  During the nine months ended September 30, 2014 and going forward, the Company intends to maintain the quality of its loan portfolio through the continued reduction of problem assets in a prudent and reasonable manner and to continue to improve the overall credit process including, but not limited to, loan origination disciplines, stricter underwriting criteria, and succinct funding and onboarding processes.  In addition, the Company will carry on with the repositioning of its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors, and other service industries.  In addition, during the second quarter of 2014, the Company announced a reduction in workforce of approximately 16%.  Affected employees were provided comprehensive severance packages that were paid out in the third quarter of 2014.  In October 2014, the Company announced a second reduction to the Bank’s workforce of approximately 10%.  Please refer to Note 13 – Subsequent Events for additional information.  These actions occurred to better align the Company’s processes and procedures with the best industry practices and standards.

NOTE 3 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio as of September 30, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2014
Available-for-sale:
U.S. government-sponsored entities and agencies	$7,300	$162	$(39)	$7,423
State and political subdivisions	7,013	542	-	7,555
Mortgage-backed securities - residential	32,311	829	(71)	33,069
Collateralized mortgage obligations	31,747	135	(622)	31,260
Corporate bonds	3,028	90	-	3,118
Total available-for-sale securities	$81,399	$1,758	$(732)	$82,425

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2013
Available-for-sale:
U.S. government-sponsored entities and agencies	$8,343	$123	$(70)	$8,396
State and political subdivisions	7,762	342	(67)	8,037
Mortgage-backed securities - residential	32,709	686	(170)	33,225
Collateralized mortgage obligations	32,791	143	(956)	31,978
Corporate bonds	3,037	104	(6)	3,135
Total available-for-sale securities	$84,642	$1,398	$(1,269)	$84,771

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 3 - INVESTMENT SECURITIES (Continued)

As of September 30, 2014 and December 31, 2013, the Company’s investment securities portfolio did not include any held-to-maturity securities.

The following table summarizes the proceeds from sales of available-for-sale securities and the associated gains and losses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Gross gains	$-	$522	$-	$601
Gross losses	-	(131)	-	(164)
Net gain	$-	$391	$-	$437
Proceeds	$-	$10,267	$-	$14,434

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

(Dollars in thousands) September 30, 2014	Amortized Cost	Fair Value
Available-for-sale:
Within one year	$500	$508
One to five years	2,383	2,469
Five to ten years	3,897	3,952
Beyond ten years	10,561	11,167
Mortgage-backed securities – residential	32,311	33,069
Collateralized mortgage obligations	31,747	31,260
Total	$81,399	$82,425

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 3 - INVESTMENT SECURITIES (Continued)

The following table summarizes the investment securities with unrealized losses as of September 30, 2014 and December 31, 2013 listed by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands) September 30, 2014	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
U.S. government-sponsored entities and agencies	$-	$-	$961	$(39)	$961	$(39)
State and political subdivisions	-	-	-	-	-	-
Mortgage-backed securities – residential	4,960	(19)	2,471	(52)	7,431	(71)
Collateralized mortgage obligations	8,282	(48)	11,615	(574)	19,897	(622)
Corporate bonds	-	-	-	-	-	-
Total available-for-sale securities	$13,242	$(67)	$15,047	$(665)	$28,289	$(732)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2013	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
U.S. government-sponsored entities and agencies	$1,828	$(70)	$-	$-	$1,828	$(70)
State and political subdivisions	1,015	(67)	-	-	1,015	(67)
Mortgage-backed securities – residential	7,025	(170)	-	-	7,025	(170)
Collateralized mortgage obligations	17,686	(674)	5,131	(282)	22,817	(956)
Corporate bonds	994	(6)	-	-	994	(6)
Total available-for-sale securities	$28,548	$(987)	$5,131	$(282)	$33,679	$(1,269)

As of September 30, 2014 and December 31, 2013, the Company’s security portfolio consisted of $82,425 and $84,771, respectively, in available-for-sale securities, of which $28,289 and $33,679 were in an unrealized loss position for the related periods.  The unrealized losses as of September 30, 2014 and December 31, 2013 were related to all securities types held by the Company, as discussed below.

U.S. Government-Sponsored Entities and Agency Securities (“U.S. Agency Securities”):
All of the U.S. Agency Securities held by the Company were issued by U.S. government-sponsored entities and agencies. As of September 30, 2014 and December 31, 2013, the number of U.S. Agency Securities with unrealized losses were one and two, respectively.  As of September 30, 2014 and December 31, 2013, these securities had depreciated 3.89% and 3.67%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

State and Political Securities (“Municipal Bonds”):
All of the Municipal Bonds held by the Company were issued by a state, city or other local government and represent general obligations of the issuer that are secured by specified revenues.  As of September 30, 2014 and December 31, 2013, Municipal Bonds with unrealized losses were zero and two, respectively.  As of September 30, 2014 and December 31, 2013, these securities had depreciated 0.00% and 6.16%, respectively, from the Company’s amortized cost basis. The decline in fair value was primarily attributable to changes in interest rates rather than the ability or willingness of the municipality to repay.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 3 - INVESTMENT SECURITIES (Continued)

Mortgage-backed Securities – Residential (“Mortgage-backed Securities”):
All of the Mortgage-backed Securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae and Fannie Mae, institutions which have the full faith and credit of the U.S. government.  As of September 30, 2014 and December 31, 2013, Mortgage-backed Securities with unrealized losses were ten and eight, respectively.  As of September 30, 2014 and December 31, 2013, these securities had depreciated 0.94% and 2.37%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

Collateralized Mortgage Obligations:
All of the collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, an institution which has the full faith and credit of the U.S. government.  As of September 30, 2014 and December 31, 2013, collateralized mortgage obligations with unrealized losses were eighteen and seventeen, respectively.  As of September 30, 2014 and December 31, 2013, these securities had depreciated 3.03% and 4.02%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

Corporate Bonds:
All of the corporate bonds held by the Company were debt obligations issued by corporations, with no inherent claim to ownership.  As of September 30, 2014 and December 31, 2013, corporate bonds with unrealized losses were zero and one, respectively.  As of September 30, 2014 and December 31, 2013, these securities had depreciated 0.00% and 0.61%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not the credit quality of the issuer.

Other-Than-Temporary Impairment

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired as of September 30, 2014 and December 31, 2013.

For the nine months ended September 30, 2014 and 2013, there were no credit losses recognized in earnings related to investment securities.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans as of September 30, 2014 and December 31, 2013 were as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Commercial loans	$48,113	$43,855
Real estate mortgage loans:
Residential	72,113	71,192
Commercial	217,346	223,182
Construction and land	21,614	30,355
Consumer and other loans	1,883	2,041
Loans, gross	361,069	370,625
Less:
Net deferred loan fees	(407)	(273)
Allowance for loan losses	(15,170)	(15,760)
Loans, net	$345,492	$354,592

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans acquired as a result of the merger with ABI were recorded at fair value on the date of acquisition.  The amounts reported in the table above are net of the fair value adjustments.  The table below reflects the contractual amount of purchased loans less the discount to principal balances remaining from these fair value adjustments by class of loan as of September 30, 2014 and December 31, 2013.  This discount will be accreted into interest income as deemed appropriate over the remaining term of the related loans.

(Dollars in thousands)
September 30, 2014	Gross Contractual Amount Receivable	Discount	Carrying Balance
Commercial loans	$1,817	$152	$1,665
Real estate mortgage loans:
Residential	16,363	881	15,482
Commercial	38,121	2,229	35,892
Construction and land	3,622	347	3,275
Consumer and other loans	409	4	405
Total	$60,332	$3,613	$56,719

December 31, 2013	Gross Contractual Amount Receivable	Discount	Carrying Balance
Commercial loans	$2,165	$175	$1,990
Real estate mortgage loans:
Residential	20,614	1,282	19,332
Commercial	44,249	3,026	41,223
Construction and land	4,763	412	4,351
Consumer and other loans	468	6	462
Total	$72,259	$4,901	$67,358

The Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk.  The three portfolio segments identified by the Company are described below.

Commercial Loans:
Commercial loans are primarily underwritten on the basis of the borrowers’ ability to service such debt from operating cash flows.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  As a general practice, loans are secured by a security interest in any available real estate, equipment, or other chattel, although loans may also be made on an unsecured basis.  Collateralized working capital loans typically are secured with short-term assets whereas long-term loans are primarily secured with long-term assets.  Credit risk is mitigated by the diversity and number of borrowers as well as loan type within the commercial portfolio.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Real Estate Mortgage Loans:
Real estate mortgage loans are typically segmented into three classes:  commercial real estate, residential real estate and construction and land development.  Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the policies approved by the Bank’s Board.  Such standards include, among other factors, loan-to-value limits, debt service coverage and general creditworthiness of the obligors.  Residential real estate loans are underwritten in accordance with policies set forth and approved by the Bank’s Board, including repayment capacity and source, value of the underlying property, credit history, stability and purchaser guidelines.  Construction loans to borrowers are to finance the construction of owner occupied and lease properties.  These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins.  Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan.   Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed.  The Bank carefully monitors these loans with on-site inspections and requires the receipt of invoices and lien waivers prior to advancing funds.  Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained.  Further, to assure that reliance is not placed solely on the value of the underlying property, the Bank considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale information.  The Bank also makes loans on occasion for the purchase of land for future development by the borrower.  Land loans are extended for the future development of either commercial or residential use by the borrower.  The Bank carefully analyzes the intended use of the property and the viability thereof.

Repayment of real estate loans is primarily dependent upon the personal income or business income generated by the secured property of the borrowers, which can be impacted by the economic conditions in their market area.  Risk is mitigated by the fact that the properties securing the Company’s real estate loan portfolio are diverse in type and spread over a large number of borrowers.

Consumer and Other Loans:
Consumer and other loans are extended for various purposes, including purchases of automobiles, recreational vehicles, and boats.  The Company also offers home improvement loans, lines of credit, personal loans, and deposit account collateralized loans.  Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas, such as unemployment levels. Loans to consumers are extended after a credit evaluation, including the creditworthiness of the borrower(s), the purpose of the credit, and the secondary source of repayment. Consumer loans are made at fixed and variable interest rates and may be made on terms of up to ten years. Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Allowance at beginning of period	$14,616	$17,303	$15,760	$20,198

Charge-offs:
Commercial loans	70	57	272	121
Real estate mortgage loans	545	724	2,034	3,313
Consumer and other loans	154	1	170	174
Total charge-offs	769	782	2,476	3,608

Recoveries:
Commercial loans	10	11	37	81
Real estate mortgage loans	1,306	68	1,545	165
Consumer and other loans	7	7	17	38
Total recoveries	1,323	86	1,599	284

Net charge-offs	(554)	696	877	3,324

Provision for loan losses charged to operating expenses:
Commercial loans	(26)	(70)	102	145
Real estate mortgage loans	(312)	436	(73)	(193)
Consumer and other loans	338	1	258	148
Total provision	-	367	287	100

Allowance at end of period	$15,170	$16,974	$15,170	$16,974

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)
September 30, 2014	Commercial Loans	Real Estate Mortgage Loans	Consumer and Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$17	$1,920	$302	$2,239
Collectively evaluated for impairment	1,064	11,343	430	12,837
Loans acquired with deteriorated credit quality	-	94	-	94
Total ending allowance balance	$1,081	$13,357	$732	$15,170
Loans:
Loans individually evaluated for impairment	$58	$21,093	$332	$21,483
Loans collectively evaluated for impairment	47,951	275,374	1,551	324,876
Loans acquired with deteriorated credit quality	104	14,606	-	14,710
Total ending loans balance	$48,113	$311,073	$1,883	$361,069

December 31, 2013	Commercial Loans	Real Estate Mortgage Loans	Consumer and Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$223	$1,608	$323	$2,154
Collectively evaluated for impairment	992	11,919	303	13,214
Loans acquired with deteriorated credit quality	-	392	-	392
Total ending allowance balance	$1,215	$13,919	$626	$15,760
Loans:
Loans individually evaluated for impairment	$304	$19,783	$364	$20,451
Loans collectively evaluated for impairment	43,449	286,188	1,676	331,313
Loans acquired with deteriorated credit quality	102	18,758	1	18,861
Total ending loans balance	$43,855	$324,729	$2,041	$370,625

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans individually evaluated for impairment, by class of loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial loans	$43	$41	$-	$43	$43	$-
Real estate mortgage loans:
Residential	2,037	1,972	-	2,341	2,286	-
Commercial	12,909	10,235	-	4,643	4,395	-
Construction and land	1,498	1,227	-	8,586	4,806	-
Consumer and other loans	32	30	-	40	40	-
With an allowance recorded:
Commercial loans	$18	$17	$17	$264	$261	$223
Real estate mortgage loans:
Residential	940	871	173	1,597	1,574	209
Commercial	6,386	6,198	1,466	7,910	6,062	1,001
Construction and land	601	590	281	667	660	398
Consumer and other loans	335	302	302	341	324	323

Total	$24,799	$21,483	$2,239	$26,432	$20,451	$2,154

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following tables present the average recorded investment in impaired loans and the related interest income recognized during impairment for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in thousands)	Average Impaired Loans	Interest Income	Cash-Basis	Average Impaired Loans	Interest Income	Cash-Basis
Commercial loans	$84	$-	$-	$209	$-	$-
Real estate mortgage loans:
Residential	2,893	25	25	3,237	84	84
Commercial	16,052	55	55	14,943	164	164
Construction and land	3,094	10	10	4,663	31	31
Consumer and other loans	340	-	-	349	-	-
Total	$22,463	$90	$90	$23,401	$279	$279

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(Dollars in thousands)	Average Impaired Loans	Interest Income	Cash-Basis	Average Impaired Loans	Interest Income	Cash-Basis
Commercial loans	$266	$-	$-	$218	$-	$-
Real estate mortgage loans:
Residential	2,735	-	-	2,069	-	-
Commercial	8,675	50	50	9,144	149	150
Construction and land	5,344	6	6	4,609	15	14
Consumer and other loans	232	-	-	240	-	-
Total	$17,252	$56	$56	$16,280	$164	$164

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Commercial loans	$58	$304
Real estate mortgage loans:
Residential	773	3,716
Commercial	12,180	7,105
Construction and land	787	5,517
Consumer and other loans	332	366
Total(1)	$14,130	$17,008

(1)	Includes loans acquired in the merger with ABI. As of September 30, 2014 and December 31, 2013, these amounts totaled $3,678 and $4,537, respectively.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2014 and December 31, 2013:

	Past Due Loans
(Dollars in thousands) September 30, 2014	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$-	$-	$-	$-	$48,113	$48,113
Real estate mortgage loans:
Residential	523	57	295	875	71,238	72,113
Commercial	118	1,922	4,729	6,769	210,577	217,346
Construction and land	-	218	405	623	20,991	21,614
Consumer and other loans	-	75	-	75	1,808	1,883
Total	$641	$2,272	$5,429	$8,342	$352,727	$361,069

	Past Due Loans
December 31, 2013	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$-	$138	$86	$224	$43,631	$43,855
Real estate mortgage loans:
Residential	359	134	1,648	2,141	69,051	71,192
Commercial	2,558	3,103	6,475	12,136	211,046	223,182
Construction and land	-	119	4,470	4,589	25,766	30,355
Consumer and other loans	321	10	39	370	1,671	2,041
Total	$3,238	$3,504	$12,718	$19,460	$351,165	$370,625

Included in the past due loan table above are loans acquired in the merger with ABI.  As of September 30, 2014 and December 31, 2013, the amounts of such loans were as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
30-59 days past due	$236	$87
60-89 days past due	-	167
90 days past due and greater	532	2,709
Total past due	$768	$2,963

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

The following table presents the recorded investment and specific reserves allocated to loans modified as troubled debt restructurings (“TDRs”) as of September 30, 2014 and December 31, 2013.

(Dollars in thousands)	September 30, 2014	December 31, 2013
Recorded investment(1)	$11,544	$12,535
Specific reserves allocated(2)	504	953

(1)	Of the total recorded investment in loans modified as TDRs, $1,160 and $1,256, respectively, were for customers whose loans were collateral dependent with collateral shortfalls.
(2)	Of the specific reserves allocated to customers whose loan terms were modified as TDRs, $222 and $622, respectively, were allocated to customers whose loans were collateral dependent with collateral shortfalls.

The following table represents loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(Dollars in thousands)	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial loans	-	$-	$-	1	$62	62
Real estate mortgage loans:
Residential	-	-	-	2	171	151
Commercial	-	-	-	6	3,579	3,629
Construction and land	-	-	-	2	281	219
Consumer and other loans	1	208	208	2	447	447
Total	1	$208	$208	13	$4,540	4,508

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial loans	-	$-	$-	1	$66	66
Real estate mortgage loans:
Residential	-	-	-	2	1,277	1,474
Commercial	1	341	341	1	341	341
Construction and land	2	996	996	4	4,280	4,260
Consumer and other loans	-	-	-	-	-	-
Total	3	$1,337	$1,337	8	$5,964	6,141

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

During the three and nine months ended September 30, 2014, there were one and thirteen loans, respectively, modified as TDRs.  The terms of these loans were modified as TDRs because the borrowers were experiencing financial difficulties. The loan modifications allowed the borrowers to make reduced payments, and included terms such as (i) reduced fixed interest rate through maturity and an advance to cover a deficiency from sale of a separate foreclosed property, (ii) change from principal and interest payments to interest only payments for a limited period of time, (iii) reduced principal and interest payments through maturity, (iv) change from variable rate interest only payments through maturity to fixed rate interest only payments for a limited period of time and reduced principal and interest payments through maturity,  (v) change from variable rate interest only payments through maturity to fixed rate and reduced principal and interest payments through maturity, (vi) proposed forgiveness of principal contingent upon the satisfaction of the modified terms, (vii) extension of maturity date with an amortization amount beyond market terms, (viii) forgiveness of principal, or (ix) modification of terms as a result of a Chapter 11 bankruptcy court approved plan.  The TDRs described above did not increase the allowance for loan losses as of September 30, 2014 and resulted in charge-offs of $0 and $256 for the three and nine months ended September 30, 2014, respectively.  For the three and nine months ended September 30, 2014, there were none and eight collateral-impaired loans modified as TDRs, respectively.

During the three and nine months ended September 30, 2013, the number of loans modified as TDRs were three and eight, respectively.  The loan modifications allowed the borrowers to make reduced payments, and included terms such as (i) forbearance of payments for a limited period of time with revised payment schedules to coordinate with periods of forbearance, (ii) change from principal and interest payments to interest only payments through maturity, (iii) reduced principal and interest payments through maturity, (iv) forgiveness of principal, (v) reduced principal and interest payments through maturity with an assumption of additional debt to protect the Bank’s collateral position, (vi) change from variable rate interest only payments through maturity to fixed rate interest only payments for a limited period of time and reduced principal payments through maturity, (vii) change from variable rate interest only payments through maturity to fixed rate and reduced principal and interest payments through maturity, or (viii) proposed forgiveness of principal contingent upon the satisfaction of the modified terms.  Principal forgiven in the amount of $565 was offset by existing reserves from purchase accounting adjustments in the amount of $545 which resulted in a net charge-off of $20.  The TDRs described above increased the allowance for loan losses by $273 and $400 for the three and nine months ended September 30, 2013, respectively, and resulted in no charge-offs for the three months ended September 30, 2013 and charge-offs of $233 for the nine months ended September 30, 2013.  For the three and nine months ended September 30, 2013, the number of collateral-impaired loans modified as TDRs were one and three, respectively.

As of September 30, 2014 and December 31, 2013, the Company had extended additional credit of $245 and $483, respectively, to customers with outstanding loans whose terms have been modified as TDRs.

There were no TDRs for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2014 and 2013, respectively.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

The terms of certain other loans that did not meet the definition of a TDR were modified during the three and nine months ended September 30, 2014 and 2013.  These loans had a total recorded investment of $1,947 and $12,056 for the three and nine months ended September 30, 2014, respectively, and $1,387 and $7,152 for the three and nine months ended September 30, 2013, respectively.  These modifications involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time, (ii) adjusting the interest rate to a market interest rate through maturity, (iii) extension of interest-only payments for a limited period of time, (iv) extension of maturity date, or (v) extension of amortization period.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans.  As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)
September 30, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans	$47,943	$51	$119	$-	$48,113
Real estate mortgage loans:
Residential	62,943	4,331	4,839	-	72,113
Commercial	191,267	4,088	21,991	-	217,346
Construction and land	19,881	-	1,733	-	21,614
Consumer and other loans	1,522	29	332	-	1,883
Total	$323,556	$8,499	$29,014	$-	$361,069

December 31, 2013	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans	$42,945	$295	$615	$-	$43,855
Real estate mortgage loans:
Residential	59,003	5,301	6,888	-	71,192
Commercial	198,447	10,836	13,899	-	223,182
Construction and land	21,652	350	8,353	-	30,355
Consumer and other loans	1,633	32	376	-	2,041
Total	$323,680	$16,814	$30,131	$-	$370,625

Included in the risk category of loans by class of loans table above are loans acquired in the merger with ABI.  As of September 30, 2014 and December 31, 2013, the amounts of such loans were as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Special mention	$351	$711
Substandard	7,718	9,170
Doubtful	-	-
Total	$8,069	$9,881

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Purchased Loans

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amounts of these loans were as follows as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Commercial loans	$151	$160
Real estate mortgage loans:
Residential	3,653	5,137
Commercial	12,042	14,359
Construction and land	370	1,398
Consumer and other loans	-	2
Unpaid principal balance	$16,216	$21,056

Carrying amount	$14,710	$18,861

Accretable yield, or income collected, from these loans was as follows:

(Dollars in thousands)
Balance as of December 31, 2012	$11,827
New loans purchased, including loans classified as held for sale	-
Accretion of income	(1,548)
Reduction for loans sold, paid off and other	(1,018)
Loans charged off	(935)
Reclassifications from nonaccretable difference	-
Disposals	-
Balance as of September 30, 2013	$8,326
Balance as of December 31, 2013	$8,993
New loans purchased, including loans classified as held for sale	-
Accretion of income	(766)
Reduction for loans sold, paid off and other	(1,837)
Loans charged off	(28)
Reclassifications from nonaccretable difference	-
Disposals	-
Balance as of September 30, 2014	$6,362

For those purchased loans disclosed above, the Company decreased the allowance for loan losses to $94 from $392 as of September 30, 2014 and December 31, 2013, respectively.

NOTE 5 – LOANS FROM RELATED PARTIES

During the year ended December 31, 2011, the Company entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties.  There were no amounts outstanding under the Revolvers as of September 30, 2014 and December 31, 2013 with $2,200 remaining funds available as of the same dates.  Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding.  To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  The Revolvers mature on January 1, 2015.

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

NOTE 6 – SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

As of September 30, 2014 and December 31, 2013, advances from the FHLB were as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Overnight advances maturing daily at a daily variable interest rate of 0.36% on September 30, 2014	$-	$-
Advances maturing July 15, 2014 at a fixed rate of 2.42%	-	2,500
Advance maturing January 9, 2015 at a fixed rate of 0.88%	4,000	4,000
Advances maturing March 2, 2015 at a fixed rate of 0.76%	2,000	2,000
Advances maturing July 15, 2016 at a fixed rate of 2.81%	2,500	2,500
Advances maturing January 9, 2017 at a fixed rate of 1.40%	4,000	4,000
Advances maturing May 30, 2017 at a fixed rate of 1.23%	5,000	5,000
Total advances from the FHLB	$17,500	$20,000

Each advance is payable at its maturity date, with a prepayment penalty for early termination.  The advances are collateralized by a blanket lien arrangement on the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to a total of $43,864 as of September 30, 2014 and had borrowed $17,500, leaving $26,364 available.  As of December 31, 2013, the Company was eligible to borrow up to a total of $26,716 and had borrowed $20,000, leaving $6,716 available as of the same date.

The Company also has a “Borrower in Custody” line of credit with the Federal Reserve by pledging collateral.  The amount of this line as of September 30, 2014 and December 31, 2013 was $22,480 and $24,875, respectively, all of which was available as of the respective dates.

NOTE 7 – SUBORDINATED DEBENTURES

The Company, including through ABI, which the Company acquired by merger, has participated in four offerings related to debt securities and trust preferred securities, each with 30-year lives.  Interest on all subordinated debentures related to trust preferred securities is payable quarterly.  Under these arrangements, the Company has the right to defer dividend payments to the trust preferred security holders for up to five years.  During the year ended December 31, 2012, the Company exercised its contractual right to defer interest payments with respect to all of the outstanding trust preferred securities.  Under the terms of the related indentures, the Company may defer interest payments for up to 20 consecutive quarters without default or penalty.  Subsequent to their deferral, these payments were periodically evaluated and were reinstated as of March 15, 2013.  Previously deferred payments were paid in full as of the same date.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure.  Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating-rate contract (90-day LIBOR plus 375 basis points).  The fair value of this derivative instrument was $689 and $765 as of September 30, 2014 and December 31, 2013, respectively.  The fair value of the hedged item was $4,760 and $4,636 as of the same dates.

The hedge was designated as a cash flow hedge and was determined to be fully effective during all periods presented.  As such, no amount of ineffectiveness has been included in net income and the aggregate fair value of the swap was recorded in Accrued expenses and other assets on the consolidated balance sheets with changes in fair value recorded in other comprehensive income (“OCI”).  The amount included in accumulated OCI would be reclassified to current earnings should the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.

Credit risk may result from the inability of the counterparties to meet the terms of their contracts.  The Company’s exposure is limited to the replacement value of the contracts rather than the notional amount.

NOTE 9 – SHAREHOLDERS’ EQUITY

Preferred Equity

As of September 30, 2014 and December 31, 2013, Bancorp was authorized to issue up to 10,000,000 shares of preferred stock, par value $0.01 per share.  During the year ended December 31, 2012, Bancorp designated and issued two series of preferred stock in connection with the Company’s capital raising efforts.  The voting and other powers, preferences and relative participating, optional or other rights, and the qualifications, limitations and restrictions of each series of Bancorp’s preferred stock are set forth in the corresponding amendment to Bancorp’s Amended and Restated Articles of Incorporation designating such series of preferred stock.  Material features of each series of preferred stock are discussed below.

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

In connection with the Private Placement, all of the issued and outstanding shares of Series B Preferred Stock were exchanged, on a one-for-one basis, for shares of Series A Preferred Stock.  As a result, no shares of Series B Preferred Stock were issued or outstanding as of September 30, 2014 and December 31, 2013, respectively.

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

As of September 30, 2014 and December 31, 2013, the carrying amount of the par value of the common stock outstanding was $32.  As of September 30, 2014 and December 31, 2013, the carrying amount of the par value of the nonvoting common stock outstanding was $26.

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

Accumulated Other Comprehensive Income (Loss)

The following table presents information related to changes in accumulated other comprehensive income (loss) by component as of September 30, 2014 and 2013:

(Dollars in thousands)	Change in Unrealized Gains (Losses) on Available-for-Sale Securities	Change in Unrealized Derivative Gains (Losses) on Cash Flow Hedge	Total
Balance as of December 31, 2012	$2,218	$(807)	$1,411
Other comprehensive (loss) income before reclassifications	(2,196)	421	(1,775)
Amounts reclassified from accumulated other comprehensive (loss) income	(437)	-	(437)
Other comprehensive (loss) income, net	(2,633)	421	(2,212)
Balance as of September 30, 2013	$(415)	$(386)	$801
Balance as of December 31, 2013	$(1,211)	$(277)	$(1,488)
Other comprehensive (loss) income before reclassifications	898	77	975
Amounts reclassified from accumulated other comprehensive (loss) income	-	-	-
Other comprehensive (loss) income, net	898	77	975

Balance as of September 30, 2014	$(313)	$(200)	(513)

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 9 – SHAREHOLDERS’ EQUITY (Continued)

Amounts reclassified from accumulated other comprehensive income (loss) during the nine months ended September 30, 2013 resulted from realized gains on the sale of available-for-sale securities presented in Other income on the consolidated statements of operations.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013, for which the Company has elected the fair value option, by level within the hierarchy:

(Dollars in thousands)
September 30, 2014	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$7,423	$-	$7,423	$-
State and political subdivisions	7,555	-	7,555	-
Mortgage-backed securities - residential	33,069	-	33,069	-
Collateralized mortgage obligations	31,260	-	31,260	-
Corporate bonds	3,118	-	3,118	-
Liabilities:
Derivative liability	689	-	689	-

December 31, 2013	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$8,396	$-	$8,396	$-
State and political subdivisions	8,037	-	8,037	-
Mortgage-backed securities - residential	33,225	-	33,225	-
Collateralized mortgage obligations	31,978	-	31,978	-
Corporate bonds	3,135	-	3,135	-
Liabilities:
Derivative liability	765	-	765	-

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2014 and the year ended December 31, 2013.

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

The following table presents information about our assets measured at fair value on a non-recurring basis as of September 30, 2014 and December 31, 2013, by level within the fair value hierarchy.  The amounts in the tables represent only assets for which the carrying amount has been adjusted for impairment during the period; therefore, these amounts will differ from the total amounts outstanding.

(Dollars in thousands)
September 30, 2014	Total	Level I	Level II	Level III
Impaired Loans (Collateral Dependent):
Real estate mortgage loans:
Residential	$512	$-	$-	$512
Commercial	3,053	-	-	3,053
Construction and land	309	-	-	309
Other real estate owned:
Real estate mortgage loans:
Residential	-	-	-	-
Commercial	169	-	-	169
Construction and land	2,705	-	-	2,705
Assets held for sale	925	-	-	925

December 31, 2013	Total	Level I	Level II	Level III
Impaired Loans (Collateral Dependent):
Real estate mortgage loans:
Residential	$568	$-	$-	$568
Commercial	2,981	-	-	2,981
Construction and land	262	-	-	262
Other real estate owned:
Real estate mortgage loans:
Residential	155	-	-	155
Commercial	169	-	-	169
Construction and land	2,754	-	-	2,754

The Company used the following methods and significant assumptions to estimate the fair value of each type of non-recurring financial instrument:

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 10 – FAIR VALUE (Continued)

Impaired Loans (Collateral Dependent):
Management determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.  The Company considered the appraisal as the starting point for determining fair value and then considered other factors and events in the environment that affected the fair value.  Appraisals for impaired loans are obtained by the Chief Credit Officer and performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company.  Once reviewed, a third-party specialist reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry-wide statistics.  On at least an annual basis, the Company compares the actual selling price of similar collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraised value of existing collateral to arrive at fair value.  Adjustments may be made to reflect the age of the appraisal and the type of underlying property.  Certain current appraised values were discounted to estimated fair value based on current market data such as recent sales of similar properties, discussions with potential buyers and negotiations with existing customers.

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

Assets Held for Sale:
The Company reclassifies long-lived assets to assets held for sale when all criteria for such reclassification are met.  The assets held for sale are recorded at the lower of carrying value or fair value less costs to sell.  Management determined the fair value of the assets held for sale using observable market inputs such as appraisals and prices of comparable assets in active markets for assets like the Company’s.

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs.  There were no transfers between fair value levels for September 30, 2014 and December 31, 2013, respectively.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 10 – FAIR VALUE (Continued)

Quantitative Information about Level III Fair Value Measurements

The following table presents quantitative information about unobservable inputs for assets measured on a non-recurring basis using Level III measurements as of September 30, 2014 and December 31, 2013.  This quantitative information is the same for each class of loans.

(Dollars in thousands) September 30, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans (collateral dependent)	$3,874	Market comparable properties	Marketability discount	0% - 0.0%	0.0%
Other real estate owned	2,874	Market comparable properties	Comparability adjustments	0% - 0.2%	0.2

December 31, 2013	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans (collateral dependent)	$3,811	Market comparable properties	Marketability discount	0% – 23.5%	1.6%
Other real estate owned	3,078	Market comparable properties	Comparability adjustments	0% – 20.0%	1.8

The table below summarizes the outstanding balance, valuation allowance, net carrying amount and period expense related to Level III non-recurring instruments for the nine months ended September 30, 2014 and 2013:

(Dollars in thousands) September 30, 2014	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral dependent)	$6,094	$2,220	$3,874	$434
Other real estate owned	3,880	1,006	2,874	48
Assets held for sale	940	-	925	15

September 30, 2013	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral dependent)	$2,406	$1,382	$1,024	$2,471
Other real estate owned	9,077	639	8,438	546

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 10 – FAIR VALUE (Continued)

Fair Value of Financial Instruments
The carrying amount and estimated fair values of financial instruments as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014			December 31, 2013
(Dollars in thousands)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$54,244	$54,244		$40,325	$40,325
Securities available-for-sale	82,425	82,425		84,771	84,771
Loans, net	345,492	351,473		354,592	361,874
Federal Home Loan Bank stock	1,243	N/	A	1,580	N/	A
Accrued interest receivable	1,523	1,523		1,723	1,723

Financial Liabilities:
Deposits	$438,365	$438,778		$434,966	$422,430
Federal Home Loan Bank
Advances and other borrowings	17,635	17,775		20,153	20,351
Subordinated debentures	16,202	7,960		16,154	7,275
Accrued interest payable	121	121		167	167
Interest rate swap	689	689		765	765

The methods and assumptions not previously presented, used to estimate fair value are described as follows:

Cash and cash equivalents:

The carrying amounts of cash and cash equivalents approximate the fair value and are classified as either Level I or Level II in the fair value hierarchy.  The carrying amounts classified as Level II are National CD’s purchased by the Company.  As of September 30, 2014 and December 31, 2013, respectively, the breakdown of cash and cash equivalents between Level I and Level II were as follows:

	September 30, 2014		December 31, 2013
(Dollars in thousands)	Level I	Level II	Level I	Level II
Cash and cash equivalents	$48,811	$5,433	$34,139	$6,186

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

Off-balance sheet instruments:

The fair value of off-balance sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of these commitments as of September 30, 2014 was not material.

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

The Bank was well capitalized as of September 30, 2014 and December 31, 2013, respectively.  Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the Federal Deposit Insurance Corporation (“FDIC”) prior to accepting or renewing brokered deposits.  FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 11 – CAPITAL ADEQUACY (Continued)

The Bank had a Memorandum of Understanding (“MoU”) with the FDIC and the Florida Office of Financial Regulation (“OFR”) that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%.  On July 13, 2012, the 2008 MoU was replaced by a new MoU  (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%.   The Bank met the minimum capital requirements of the 2012 MoU as of September 30, 2014 and December 31, 2013, when the Bank had total risk-based capital of 15.07% and 14.11%, respectively, and Tier 1 leverage capital of 10.14% and 9.33% as of the same dates.

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.

The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total capital to risk-weighted assets of at least 8.00%, at least half of which must be Tier 1 capital.  As of September 30, 2014 and December 31, 2013, the Company met these requirements.

The following table presents the capital ratios and related information for the Company and the Bank as of September 30, 2014 and December 31, 2013:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$57,093	15.56%	$29,360	8%	N/A	N/A
Bank	55,246	15.07%	29,336	8	$36,670	10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	48,442	13.20%	14,680	4	N/A	N/A
Bank	50,532	13.78%	14,668	4	22,002	6.00
Tier 1 (Core) capital to average assets:
Consolidated	48,442	9.71%	19,963	4	N/A	N/A
Bank	50,532	10.14%	19,933	4	24,916	5.00

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$55,515	14.91%	$29,779	8.00%	N/A	N/A
Bank	52,488	14.11	29,754	8.00	$37,192	10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	46,378	12.46	14,889	4.00	N/A	N/A
Bank	47,702	12.83	14,887	4.00	22,315	6.00
Tier 1 (Core) capital to average assets:
Consolidated	46,378	9.05	20,491	4.00	N/A	N/A
Bank	47,702	9.33	20,443	4.00	25,553	5.00

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 11 – CAPITAL ADEQUACY (Continued)

Dividends and Distributions

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt.  Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to its shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings.  Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the Bank’s regulators.  The Bank has not paid dividends since October 2009 and cannot currently pay dividends.  Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies and enforcement actions.  Bancorp has relied upon revolving loan agreements with certain of its directors and other related parties to pay its expenses during such time.  As of September 30, 2014 and December 31, 2013, remaining funds available under the Revolvers were $2,200.

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

On June 30, 2014, the Company ceased activities at one of its banking properties and moved the activities and customers to another existing property.  The Company is actively marketing the facility for sale.  At September 30, 2014 and December 31, 2013, existing assets held for sale were $925 and $0, respectively, with a loss of $15 recognized in noninterest expense as fair value was less than carrying value as of September 30, 2014.

NOTE 13 – SUBSEQUENT EVENTS

As previously disclosed in May 2014, the Company began implementing a restructuring plan in order to better align the Company’s and the Bank’s processes and procedures with the best industry practices and standards.  As part of that plan, on October 22, 2014, the Company implemented a second reduction in the Bank’s workforce eliminating 14 positions and affecting eight employees, or approximately 10% of the workforce.  This action was approved by the Company’s board of directors on August 13, 2014.  The Company estimates it will incur approximately $60 in restructuring expenses in connection with this workforce reduction, consisting of severance benefits and other employee-related costs.  The $60 in estimated costs is expected to be recognized as a one-time charge in the fourth quarter, which the Company expects will result in cash expenditures in the fourth quarter and in the first quarter of 2015.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations represents an overview of the consolidated financial condition as of September 30, 2014 and December 31, 2013 and results of operations for the three and nine months ended September 30, 2014 compared to the same periods in 2013.  This discussion is designed to provide a more comprehensive review of the financial condition and operating results than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the interim financial statements and related footnotes included herein, and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 14, 2014.

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

Our goal is to sustain profitable, controlled growth by focusing on increasing our loan and deposit market share in the Northeast Florida market by developing new financial products, services and delivery channels; closely managing yields on earning assets and rates on interest-bearing liabilities; focusing on noninterest income opportunities; controlling the growth of noninterest expenses; and maintaining strong asset quality.  During the second quarter of 2012, the Company adopted a strategy to accelerate the disposition of substandard assets on an individual customer basis.  This strategy materially impacted the Company’s earnings for the year ended December 31, 2012 as a result of the increased provision for loan losses, expenses related to protecting our collateral position, and aggressively pursuing foreclosure actions when necessary.  Additionally, the aggressive pursuit of foreclosure actions resulted in an increase in OREO expenses during the same period.

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

The Company received updated appraisals on a majority of its substandard assets during the second half of 2012.  As a result of having current appraisals, more modest discounts were required due to the factors noted above.  Appraisals were discounted an average of 9% as of December 31, 2012 compared to 28% as of June 30, 2012.  Likewise, the average discount on OREO appraisals decreased to 10% from 23% as of the same dates.  The weighted average discounts applied to impaired loans and OREO as of September 30, 2014 were 0.0% and 0.2%, respectively.  Discounts are anticipated to remain at these lower levels for the foreseeable future due to indicators of stabilization in the local real estate market; however, discounts applied to appraisals may fluctuate on a short-term basis due to changes in the property/discount mix going forward.

We believe that the Company’s recapitalization plan that was executed in 2012 and completed in 2013, combined with the strategic initiative to accelerate the disposal of substandard assets, has enabled the Company to restore capital to prescribed regulatory levels.  As of September 30, 2014 and December 31, 2013, the Bank was well-capitalized with total risk based capital of 15.07% and 14.11% and Tier 1 leverage capital of 10.14% and 9.33%, respectively.  During the nine months ended September 30, 2014 and going forward, the Company intends to maintain the quality of its loan portfolio through the continued reduction of problem assets in a prudent and reasonable manner and to continue to improve the overall credit process including, but not limited to, loan origination disciplines, strict underwriting criteria, and succinct funding and onboarding processes.  In addition, the Company will carry on with the repositioning of its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors, and other service industries.  During the second quarter of 2014, the Company announced a reduction in workforce of approximately 16%.  Affected employees were provided comprehensive severance packages that will be paid out in the third quarter of 2014.  In October 2014, the Company announced a second reduction to the Bank’s workforce of approximately 10%.  Impacted employees were provided comprehensive severance packages that will be accrued for in the fourth quarter of 2014 and paid out through the first quarter of 2015.  This action occurred to better align the Company’s processes and procedures with the best industry practices and standards. The total reduction in workforce resulted in the elimination of 32.5 positions at the Bank, or approximately 30% of the workforce, and total restructuring costs of $111 thousand.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

To further supplement the Company’s business strategy, the Bank has adopted a philosophy of seeking and retaining the best available personnel for positions of responsibility, who we believe will provide us with a competitive edge in the local banking market.  Upon the retirement of Price Schwenck, the Company’s former Chief Executive Officer, the Company appointed Stephen C. Green as President and Chief Executive Officer and Margaret A. Incandela as Chief Operating Officer and Chief Credit Officer during 2012 as a means of adding critical management expertise.  In June of 2013, Mr. Green resigned as President and Chief Executive Officer of the Company, and as Chief Executive Officer of the Bank.  Following his resignation, the Company’s Board of Directors appointed Donald F. Glisson, Jr., Chairman of the Board of the Company, to serve as the Company’s principal executive officer on an interim basis until a new President and Chief Executive Officer was elected.  On December 4, 2013, the Company appointed Kendall L. Spencer as President and Chief Executive Officer to provide advanced leadership and commercial banking expertise as well as additional proficiencies in strategic financial planning and execution of operational initiatives.  On June 2, 2014, Margaret A. Incandela, resigned as Executive Vice President and Chief Credit Officer of the Company and the Bank effective August 29, 2014.  Following her resignation, on September 2, 2014, the Company appointed Joseph W. Amy as Executive Vice President and Chief Credit Officer of the Company and the Bank.

Capital Raise Transactions

During 2012, the Company executed a financial advisory agreement with an investment banking firm to assist in raising capital.  Efforts to secure additional equity capital were realized on December 31, 2012 with the sale of an aggregate of 50,000 shares of the Company’s Mandatorily Convertible, Noncumulative, Nonvoting Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), at a purchase price of $1,000 per share, in the Private Placement.  For the year ended December 31, 2012, gross proceeds from the issuance of preferred stock in the amount of $50.0 million, or $45.1 million net of offering expenses, were used for general operating expenses, mainly for the subsidiary bank, to improve capital ratios, and will be used to support the Company’s business strategy.

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

Reverse Stock Split

Bancorp’s Board of Directors implemented a 1-for-20 reverse stock split of Bancorp’s outstanding shares of common stock and nonvoting common stock effective October 24, 2013.  As a result of the reverse stock split, each 20 shares of issued and outstanding common stock and nonvoting common stock, par value $0.01 per share, respectively, were automatically and without any action on the part of the respective holders, combined and reconstituted as one share of the respective class of common equity as of the effective date.  Consequently, the aggregate par value of common stock and nonvoting common stock eliminated in the reverse stock split was reclassed on the Company’s consolidated balance sheets from the respective class of common equity to additional paid-in capital.  Additional adjustments were made to the aforementioned accounts as a result of rounding to avoid the existence of fractional shares.  All share and per share information in this report has been retrospectively adjusted to reflect the 1-for-20 reverse stock split.  Please refer to Note 9 – Shareholders’ Equity in the accompanying notes to the Consolidated Financial Statements for additional information related to the reverse stock split.

Financial Condition and Results of Operations

The Company’s performance during the periods ended September 30, 2014 and December 31, 2013 is reflective of the Company’s ongoing strategy to accelerate the disposition of substandard assets on an individual customer basis as well as re-pricing activities in the current low interest rate environment.  As a result of these efforts, as well as continually focusing on our processes and procedures to identify cost savings opportunities, the Company had net income for the nine months ended September 30, 2014.

Comparison of Financial Condition as of September 30, 2014 and December 31, 2013

Total assets increased $3.2 million, or 0.63%, from $507.3 million as of December 31, 2013 to $510.5 million as of September 30, 2014.  The Company experienced an increase in cash and cash equivalents in the amount of $13.9 million as well as an increase in other real estate owned of $1.5 million and accounts receivable of $1.0 million.  These amounts were offset by a decrease in net loans of $9.1 million, a decrease in securities available-for-sale of $2.3 million and a decrease in bank-owned life insurance of $1.1 million during the nine months ended September 30, 2014. The accounts receivable of $1.0 million is a return of premiums as a result of life insurance benefits from the death of a former employee. These will be received in the fourth quarter of 2014.

Investment securities available-for-sale decreased $2.3 million, or 2.77%, from $84.8 million as of December 31, 2013 to $82.4 million as of September 30, 2014.  During the nine months ended September 30, 2014, the Company received $12.8 million in proceeds from principal repayments, maturities and calls and purchased $10.3 million.  The remaining variance is due to the change in fair market value as well as premium amortization, net of accretion during the same year-to-date period.

Total deposits increased by $3.4 million, or 0.78%, during the nine months ended September 30, 2014, from $435.0 million as of December 31, 2013 to $438.4 million as of September 30, 2014.  The following is an explanation of the changes in each of the major deposit categories during the nine months ended September 30, 2014:

•	Noninterest-bearing deposits increased $12.7 million, or 12.6%, to $113.4 million. This represents 25.9% of total deposits as of September 30, 2014;

•	Money market, NOW and savings deposits increased $16.9 million, or 9.0%, largely due to one large temporary escrow account that the Company anticipates will disperse funds in the last quarter of 2014; and

•	The time deposit portfolio decreased by $26.2 million, or 17.9%, driven primarily by a $19.5 million reduction in local CDs, $2.2 million in brokered CDs and national CDs of $4.5 million.

FHLB advances and other borrowings decreased during the nine months ended September 30, 2014 to $17.6 million as of September 30, 2014 from $20.2 million as of December 31, 2013.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total shareholders’ equity increased slightly during the nine months ended September 30, 2014, from $33.9 million as of December 31, 2013 to $36.3 million as of September 30, 2014.  This increase was attributable to a decrease in accumulated comprehensive loss of $1.0 million and net income during the nine months ended September 30, 2014 of $1.34 million.  Accumulated comprehensive income increased based on changes in interest rates during the nine months ended September 30, 2014.

Comparison of Operating Results for the Nine Months Ended September 30, 2014 and 2013

Net Income

The Company had net income of $1.3 million for the nine months ended September 30, 2014 compared to net income of $375 thousand for the nine months ended September 30, 2013.  On a diluted per share basis, the Company had income of $0.23 available to common shareholders for the nine months ended September 30, 2014, compared to a net loss of $7.06 for the same period in the prior year.  The Company experienced a net loss per diluted common share in 2013 due to the noncash, implied preferred stock dividend.  Please refer to Note 9 – Shareholders’ Equity in the accompanying notes to the Consolidated Financial Statements for additional information.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $13.4 million for the nine months ended September 30, 2014, compared to $14.5 million for the same period in 2013.

Total interest income decreased $1.9 million for the nine months ended September 30, 2014 when compared to the same period in 2013.  This decrease was primarily driven by the decrease in average loan balances and a decrease in the average yield on loans to 5.26% for the nine months ended September 30, 2014 compared to 5.63% for the nine months ended September 30, 2013.  The decrease in the loan yield was driven by a decrease in accretion recognized on acquired loans of approximately $453 thousand as well as a slight decrease in the core average yield earned on loans.

The average cost of interest-bearing liabilities decreased 18 basis points to 0.92% for the nine months ended September 30, 2014 compared to 1.10% for the same period in 2013.  The overall decrease in the average cost of interest-bearing deposits reflects an ongoing reduction in interest rates paid on deposits as a result of the re-pricing activities in the current low interest rate environment.

The net interest margin decreased by 7 basis points to 3.77% from 3.84%, when comparing the first nine months of 2014 to the same period in the prior year.  This decrease was mainly due to the decrease in accretion recognized on acquired loans as discussed above, offset by a decrease in the average cost of interest-bearing liabilities.  The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and evaluates rates paid on its core deposits to ensure they remain competitive in the local market environment.

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

	Nine Months Ended September 30,
	2014			2013
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans (1)	$371,146	$14,591	5.26%	$387,739	$16,323	5.63%
Securities available-for-sale:
Taxable	75,348	917	1.63	74,946	879	1.57
Tax-exempt(2)	7,703	271	4.70	14,345	461	4.30
Other interest-earning assets(3)	22,360	123	0.76	28,087	101	0.48
Total interest-earning assets	476,557	15,902	4.46	505,117	17,764	4.70
Noninterest-earning assets(4)	21,174			20,568
Total assets	$497,731			$525,685
Interest-bearing liabilities:
Savings deposits	$9,791	$12	0.16%	$9,747	$20	0.27%
NOW deposits	27,861	18	0.09	22,504	16	0.10
Money market deposits	151,165	430	0.38	160,922	744	0.62
Time deposits	134,193	1,159	1.15	163,646	1,477	1.21
FHLB advances	19,286	207	1.44	20,000	224	1.50
Federal Reserve and other borrowings(5)	4	33	-	2,204	152	9.22
Subordinated debt	16,177	615	5.08	16,113	621	5.15
Federal Funds purchased	-	-	-	-	-	-
Other interest-bearing liabilities	-	-	-	4	-	-
Total interest-bearing liabilities	358,477	2,474	0.92	395,140	3,254	1.10
Noninterest-bearing liabilities	104,351			97,679
Shareholders' equity	34,903			32,866
Total liabilities and shareholders' equity	$497,731			$525,685
Net interest income		$13,428			$14,510
Interest rate spread(6)			3.54%			3.60%
Net interest margin(7)			3.77%			3.84%

(1)	Average loans include nonperforming loans. Interest on loans included loan fees (in thousands) of $160 and $180 for the nine months ended September 30, 2014 and 2013, respectively.
(2)
Interest income and rates do not include the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax-exempt interest on tax-exempt investment securities to a fully taxable basis.

(3)	Includes federal funds sold and investment CDs.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
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

	Nine Months Ended September 30, 2014 vs. 2013
	Increase (Decrease) Due to(1)
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Loans	$(1,052)	$(680)	$(1,732)
Securities available-for-sale:
Taxable	33	5	38
Tax-exempt	40	(230)	(190)
Other interest-earning assets	49	(27)	22
Total interest-earning assets	$(930)	$(932)	$(1,862)

Interest-bearing liabilities:
Savings deposits	$(8)	$-	$(8)
NOW deposits	(2)	4	2
Money market deposits	(270)	(43)	(313)
Time deposits	(61)	(257)	(318)
FHLB advances	(10)	(8)	(18)
Federal Reserve and other borrowings	(43)	(76)	(119)
Federal Funds purchased	-	-	-
Subordinated debt	(8)	2	(6)
Other interest-bearing liabilities	-	-	-
Total interest-bearing liabilities	$(402)	$(378)	$(780)

Net change in net interest income	$(528)	$(554)	$(1,082)

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each component.

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income was consistent period-over-period, with $1.6 million in service charges and other income for the nine months ended September 30, 2014 and 2013.  For the nine months ended September 30, 2014, the Company recorded a gain of $0.5 million from bank-owned life insurance due to life insurance benefits received in excess of cash surrender value from the death of a former employee.  Included in Other income for the nine months ended September 30, 2013, the Company recorded a net gain of $0.4 million from the sale of municipal securities, mortgage-backed securities – residential and collateralized mortgage obligations.  No securities were sold during the nine months ended September 30, 2014.

Noninterest expense decreased to $13.4 million for the nine months ended September 30, 2014, compared to $15.6 million for the same period in 2013.  This decrease was due to a decrease in professional fees of $0.4 million, mainly related to audit and legal fees that were higher in the first half of 2013 as a result of the special shareholders’ meeting held in the first quarter of 2013.  In addition, there was a decrease of $1.1 million for OREO and $438 thousand for loan expenses as a result of the Company’s execution of its strategy to reduce problem assets. The remainder of the components of noninterest expense remained relatively flat period-over-period.

Income tax expense increased to $20 thousand for the nine months ended September 30, 2014, compared to none for the same period in 2013.  This was a result of Alternative Minimum Taxes.  The Company recorded a full valuation allowance against its deferred taxes as of December 31, 2011.  This was substantially due to the fact that it was more-likely-than-not that the benefit would not be realized in future periods due to the uncertainty of future taxable income and Section 382 of the Internal Revenue Code.  Based on an analysis performed as of September 30, 2014 and December 31, 2013, it was determined that the need for a full valuation allowance still existed.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013

Net Income

The Company had net income of $808 thousand for the three months ended September 30, 2014, compared to $147 thousand of net income for the three months ended September 30, 2013.  On a diluted per share basis, the Company had net income of $0.14 for the three months ended September 30, 2014, compared to net income of $0.03 for the same period in the prior year.

Net Interest Income

Net interest income was $4.5 million for the three months ended September 30, 2014, compared to $4.6 million for the same period in 2013.

Total interest income decreased $354 thousand for the three months ended September 30, 2014 when compared to the same period in 2013.  This decrease was primarily driven by a decrease in average earning assets, in particular, average loan balances which declined by $14.3 million when compared to the same period in the prior year.  The average yield on loans decreased for the three months ended September 30, 2014 to 5.28% from 5.39% for the three months ended September 30, 2013.

The average cost of interest-bearing liabilities decreased 18 basis points to 0.88% for the three months ended September 30, 2014, compared to 1.06% for the same period in 2013.  The overall decrease in the average cost of interest-bearing deposits reflects an ongoing reduction in interest rates paid on deposits as a result of the re-pricing activities in the current low interest rate environment.

The net interest margin increased by 8 basis points to 3.74% from 3.66%, when comparing the third quarter of 2014 to the same period in the prior year.  This was driven by a larger decrease in the average cost of interest-bearing liabilities compared to the decrease on the yield for interest-bearing assets.  The average yield on interest-bearing assets benefitted by accretion recognized on acquired loans.  The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and evaluates rates paid on its core deposits to ensure they remain competitive in the local market environment.

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income remained relatively consistent quarter-over-quarter, with $0.9 million and $0.8 million in service charges and other income for the three months ended September 30, 2014 and 2013, respectively.  Included in Other income for the three months ended September 30, 2014, the Company recorded a gain of $0.5 million from bank-owned life insurance due to life insurance benefits received in excess of cash surrender value from the death of a former employee. Included in Other income for the three months ended September 30, 2013, the Company recorded a net gain of $0.4 million from the sale of municipal securities, mortgage-backed securities-residential and collateralized mortgage obligations. No securities were sold during the three months ended September 30, 2014.

Noninterest expense decreased to $4.5 million for the three months ended September 30, 2014, compared to $4.8 million for the same period in 2013.  This decrease was mainly due to a reduction in salaries and employee benefits of $233 thousand and other real estate owned expense of $111 thousand.  The remainder of the components of noninterest expense remained relatively flat when compared to the same period in the prior year.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asset Quality

The Company has identified certain assets as risk elements.  These assets include nonperforming loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, troubled debt restructurings, and other real estate owned (i.e., foreclosed assets).  Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due.  These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company’s nonperforming loans, foreclosed assets and troubled debt restructurings as of September 30, 2014 and December 31, 2013 were as follows:

(Dollars in thousands)	September 30, 2014	December 31, 2013
Nonperforming loans:
Commercial	$58	$304
Real estate mortgage loans
Residential	773	3,716
Commercial	12,180	7,105
Construction and land	787	5,517
Consumer loans and other	332	366
Total nonperforming loans(1)	14,130	17,008
Other real estate owned, net	4,606	3,078
Total nonperforming assets	18,736	20,086
Performing loans classified as troubled debt restructurings	8,951	6,542
Nonperforming loans classified as troubled debt restructurings(1)	2,593	5,993
Total loans classified as troubled debt restructurings	$11,544	$12,535
Nonperforming loans as a percent of gross loans	3.92%	4.59%
Nonperforming loans and other real estate owned as a percent of total assets	3.67%	3.95%

(1)	Nonperforming loans classified as troubled debt restructurings are also included in the total nonperforming loans above.

As shown in the table above, nonperforming assets decreased by $1.4 million as of September 30, 2014 from December 31, 2013, respectively.  Nonperforming loans decreased $2.9 million as of the same dates.  The decrease in nonperforming loans was primarily due to one large loan’s return to accrual, charge-offs (both partial and full) on impaired loans that were largely specifically reserved for as of December 31, 2013 as well as several impaired loans that were paid off in the nine months ended September 30, 2014. This was offset by a few large commercial real estate relationships that went on nonaccrual in the first nine months of 2014.

Loans are deemed impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms.  As of September 30, 2014, impaired loans increased by $1.0 million to $21.5 million, compared to $20.5 million as of December 31, 2013.  Of the $21.5 million impaired loans as of September 30, 2014, $3.2 million were loans acquired from the merger with ABI.  Nonperforming impaired loans were $13.4 million as of September 30, 2014.  Specific reserves in the amount of $2.2 million were allocated to impaired loans as of September 30, 2014.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the normal course of business, the Company may restructure or modify the terms of a loan for various reasons.  The restructuring of a loan is considered a troubled debt restructuring if both (i) the borrower is experiencing financial difficulties and (ii) a concession was granted that otherwise would not have occurred under normal circumstances.  As of September 30, 2014, the Company had loan balances of $11.5 million for customers whose loans were classified as troubled debt restructurings, of which $10.7 million were included in the impaired loans balance as of the same date.  Of the total loans classified as troubled debt restructurings, $1.2 million were classified as troubled debt restructurings with collateral shortfalls.  The Company has allocated $0.5 million of the allowance for loan losses to customers whose loan terms have been modified as troubled debt restructurings with collateral shortfalls and $16 thousand to the remaining troubled debt restructurings included in the impaired loans balance as of September 30, 2014.

The troubled debt restructurings that occurred during the nine months ended September 30, 2014 allowed the borrowers to make reduced payments, including terms such as (i) reduced fixed interest rate through maturity and an advance to cover a deficiency from sale of a separate foreclosed property, (ii) change from principal and interest payments to interest-only payments for a limited period of time, (iii) reduced principal and interest payments through maturity, (iv) change from variable rate interest-only payments through maturity to fixed rate interest-only payments for a limited period of time and reduced principal and interest payments through maturity, (v) change from variable rate interest-only payments through maturity to fixed rate and reduced principal and interest payments through maturity,  (vi) proposed forgiveness of principal contingent upon the satisfaction of the modified terms, (vii) extension of maturity date with an amortization amount beyond market terms, (viii) forgiveness of principal, or (ix) modification of terms as a result of a Chapter 11 bankruptcy court approved plan.  As of September 30, 2014, the Company had extended additional credit of $245 thousand to customers whose loans were classified as troubled debt restructurings.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the nine months ended September 30, 2014.  These loans had a total recorded investment of $12.1 million and $7.2 million as of September 30, 2014 and 2013, respectively.  Modifications during the nine months ended September 30, 2014 involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time, (ii) adjusting the interest rate to a market interest rate through maturity, (iii) extension of interest-only payments for a limited period of time, (iv) extension of maturity date, or (v) extension of amortization period.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Loans past due still accruing interest as of September 30, 2014 and December 31, 2013 were categorized as follows:

(Dollars in thousands) September 30, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$-	$-	$-	$-
Real estate mortgage loans:
Residential	454	57	-	511
Commercial	-	-	-	-
Construction and land	-	51	-	51
Consumer and other loans	-	75	-	75
Total	$454	$183	$-	$637

December 31, 2013	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$-	$-	$-	$-
Real estate mortgage loans:
Residential	287	13	-	300
Commercial	2,558	2,775	-	5,333
Construction and land	-	118	-	118
Consumer and other loans	95	11	-	106
Total	$2,940	$2,917	$-	$5,857

Total past due loans were $8.3 million as of September 30, 2014, compared to $19.5 million as of December 31, 2013.  The decrease is indicative of improvements in our customers’ ability to repay.  Although a loan may no longer be considered past due, it may remain a nonperforming loan until such time as future payments are reasonably assured.  The decrease in total loans past due 30-89 days still accruing interest to $0.6 million as of September 30, 2014 from $5.9 million as of December 31, 2013 was due to a few large commercial real estate relationships that moved from performing to nonperforming loan status or to OREO in the first nine months of  2014.

Adversely classified loans decreased to $29.0 million as of September 30, 2014 compared to $30.1 million as of December 31, 2013.  Of the total adversely classified loans as of September 30, 2014, $14.1 million were nonperforming and $7.7 million were from the merger with ABI.  The $7.7 million of adversely classified loans from ABI are net of a fair value adjustment of $722 thousand, or 8.6% of the gross contractual amount receivable as of September 30, 2014.

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

The Company purchased loans in its acquisition of ABI, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually-required payments would not be collected.  Loans acquired with deteriorated credit quality are included in our various disclosures of credit quality, including:  loans on nonaccrual; loans past due; special mention loans; substandard loans; and doubtful loans.  The tables below disclose the total loans for the Company, the total loans acquired in the acquisition of ABI, the loans acquired with deteriorated credit quality and the percent of loans acquired with deteriorated credit quality to total loans for the Company for each credit metric.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

(Dollars in thousands) September 30, 2014	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total

Nonaccrual	$14,130	$3,678	$763	5.4%
Past Due	8,342	768	529	6.3
Special Mention	8,499	351	331	3.9
Substandard	29,014	7,718	2,554	8.8
Doubtful	-	-	-	0.0
	$37,513	$8,069	$2,885	7.7

December 31, 2013	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total

Nonaccrual	$17,008	$4,537	$3,099	18.2%
Past Due	19,460	2,963	2,709	13.9
Special Mention	16,814	711	687	4.1
Substandard	30,131	9,170	4,434	14.7
Doubtful	-	-	-	-
	$46,945	$9,881	$5,121	10.9

During the nine months ended September 30, 2014, the Company experienced an overall reduction in loans acquired from ABI with deteriorated credit quality in terms of the recorded investment in such loans and as a percentage of total loans.  When comparing the total percentage of loans acquired from ABI with deteriorated credit quality for special mention and substandard loans to the total special mention and substandard loans of the Company, the percentages reflect an overall reduction to 7.7% as of September 30, 2014, compared to 10.9% as of December 31, 2013.  A similar reduction was experienced for loans past due and on nonaccrual.

The same criteria used for all Company loans greater than 90 days past due and still accruing interest applies to loans acquired with deteriorated credit quality.  Loans acquired with deteriorated credit quality will be placed on nonaccrual status if the amount and timing of future cash flows cannot be reasonably estimated or if repayment of the loan is expected to be from collateral that has become deficient.  As of September 30, 2014, we had loans acquired with deteriorated credit quality on nonaccrual in the amount of $0.8 million.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Allowance and Provision for Loan Losses

The allowance for loan losses decreased by $0.6 million during the nine months ended September 30, 2014, amounting to $15.2 million as of September 30, 2014 as compared to $15.8 million as of December 31, 2013.  The allowance represented approximately 4.20% and 4.25% of total loans as of September 30, 2014 and December 31, 2013, respectively.

Activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2014 and 2013 was as follows:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2014	2013
Allowance at beginning of period	$15,760	$20,198

Charge-offs:
Commercial loans	272	121
Real estate mortgage loans	2,034	3,313
Consumer and other loans	170	174
Total charge-offs	2,476	3,608

Recoveries:
Commercial loans	37	81
Real estate mortgage loans	1,545	165
Consumer and other loans	17	38
Total recoveries	1,599	284

Net charge-offs	877	3,324

Provision for loan losses charged to operating expenses:
Commercial loans	102	145
Real estate mortgage loans	(73)	(193)
Consumer and other loans	258	148
Total provision	287	100

Allowance at end of period	$15,170	$16,974

The decrease in the allowance for loan losses as of September 30, 2014 compared to December 31, 2013 was driven primarily by an overall decrease in the historical loss component used in loans collectively evaluated for impairment.  The historical loss component of the allowance is determined by losses recognized over the preceding five years with the most recent years carrying more weight.  As the Company’s overall credit quality has improved, the more recent years that are more heavily weighted carry fewer losses.  In addition, specific reserves decreased slightly as balances on impaired loans have decreased from December 31, 2013 to September 30, 2014.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own historical experience as well as industry and economic trends.  In calculating the Company’s allowance for loan losses, the Company’s historical loss experience is supplemented with various current and economic trends.  These current qualitative factors can include any of the following: changes in volume and severity of past due status, special mention, substandard and nonaccrual loans; levels of any trends in charge-offs and recoveries; changes in nature, volume and terms of loans; changes in lending policies and procedures; changes in lending management and quality of loan review; changes in economic and business conditions; and changes in underlying collateral values and effects of concentrations. There were no changes in the current qualitative factors from December 31, 2013 to September 30, 2014.

As of September 30, 2014, of the $12.8 million of the allowance for loan losses from loans collectively evaluated for impairment, the real estate mortgage loans portfolio segment had total weighted average qualitative factors of 1.14%, or $2.8 million; the commercial loans portfolio segment had total weighted average qualitative factors of 1.30%, or $0.6 million; and the consumer and other loans portfolio segment had total qualitative factors of 1.58%, or $18 thousand.  Impaired loans were $21.5 million as of September 30, 2014, of which $2.2 million was specifically allocated to the allowance for loan losses which was deemed appropriate to absorb probable incurred credit losses.

As part of the Company’s allowance for loan losses policy, loans acquired from ABI with evidence of deteriorated credit quality were included in our evaluation of the allowance for loan losses for each period.  For loans acquired with deteriorated credit quality, if the loss was attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill.  If not, the additional deterioration was recorded as additional provision expense with a corresponding increase to the allowance for loan losses.  After the measurement period, any additional impairment above the current carrying discount was recorded as additional provision for loan loss expense with a corresponding increase to the allowance for loan losses.  As of September 30, 2014, there were $1.6 million in loans acquired with deteriorated credit quality that were included in the evaluation of the allowance for loan losses.

For loans acquired with deteriorated credit quality that were deemed troubled debt restructurings prior to the Company’s acquisition of them, these loans were not considered troubled debt restructurings as they were accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Subsequent to the acquisition, the same criteria used for all other loans applied to loans acquired with deteriorated credit quality and their treatment as troubled debt restructurings.  As of September 30, 2014, there was one acquired loan with deteriorated credit quality that was deemed a troubled debt restructuring in the amount of $835 thousand.

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

Based on the results of the analysis performed by management as of September 30, 2014, the allowance for loan losses was considered adequate to absorb probable incurred credit losses in the portfolio as of that date.  As more fully discussed in the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates and judgments.  Actual results may differ significantly from these estimates and judgments.

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

Cash Flows from Operating Activities:

Net cash from operating activities was $1.3 million for the nine months ended September 30, 2014 compared to $1.2 million for the nine months ended September 30, 2013.  Net cash from operating activities for the nine months ended September 30, 2014 was primarily impacted by net income of $1.3 million, as adjusted for (i) net accretion of purchase accounting adjustments, mainly purchased loans, of $1.0 million, (ii) premium amortization for securities, net of accretion, of $0.7 million, (iii) depreciation and amortization of $0.5 million, (iv) net change in accrued interest receivable and other assets of $1.1 million, and (v) provision for loan losses of $0.3 million.  Net cash from operating activities for the same period in the prior year reflected net income of $0.4 million, as adjusted for (i) net accretion of purchase accounting adjustments, mainly purchased loans, of $1.3 million, (ii) premium amortization for securities, net of accretion, of $0.8 million, (iii) depreciation and amortization of $0.5 million, (iv) write-down of other real estate owned of $0.5 million, and (v) net realized gains from the sale of securities of $0.4 million.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Cash Flows from Investing Activities:

Net cash from investing activities was $11.7 million and $11.4 million for the nine months ended September 30, 2014 and 2013, respectively.  The increase in cash flows from investing activities was primarily driven by a net cash inflow in available-for-sale securities of $2.6 million for the nine months ended September 30, 2014 compared to a net cash outflow of $7.2 million for the nine months ended September 30, 2013.  This was offset slightly by a decrease of $12.2 million in net loan payments and a decrease of $0.9 million in proceeds from sales of other real estate owned that  occurred in the first nine months of 2014 as compared to the same period in 2013.

Cash Flows from Financing Activities:

Net cash from (used for) financing activities was $0.9 million and $(48.7) million for the nine months ended September 30, 2014 and 2013, respectively.  The period-over-period decrease in cash outflows was due to a $2.5 million outflow from Federal Home Loan Bank fixed rate payments and $3.4 million in net deposit inflows during the nine months ended September 30, 2014, compared to $49.6 million in deposit outflows during the same period in the prior year.

Liquidity

The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows.  The primary internal sources of liquidity include principal and interest payments on loans, proceeds from maturities and monthly payments on the balance of the investment securities portfolio, and its overnight position with federal funds sold.  As of September 30, 2014, the Company had $82.4 million in available-for-sale securities, $7.1 million of which was pledged to the Federal Reserve Bank for the Borrower-in-Custody Program as well as the State of Florida.  Scheduled maturities and paydowns of the Company’s investment securities are an additional source of liquidity.  The Company also has the ability to convert marketable securities into cash or access new or existing sources of incremental funds if the need should arise.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market deposits.

In the second quarter of 2014, the Bank moved the majority of its correspondent bank activity to the Federal Reserve Bank.  As of September 30, 2014, the Bank has unsecured federal funds purchased accommodations with its correspondent banks totaling $19.5 million, all of which was available as of that date.  Availability of funds under the unsecured federal funds purchased accommodations are based on the Company’s capital adequacy as of that date; therefore, total funds available under these accommodations could fluctuate period-over-period.

In addition, the Bank has invested in FHLB stock for the purpose of establishing a line of credit with FHLB.  This line is collateralized by a lien arrangement on the Bank’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $43.9 million as of September 30, 2014 and had borrowed $17.5 million, leaving $26.4 million available as of the same date.  The Bank also has a “Borrower in Custody” line of credit with the Federal Reserve Bank that utilizes excess loan collateral and pledged municipal securities.  The amount of this line as of September 30, 2014 was $22.5 million, all of which was available as of that date.  While these lines of credit were available to the Company as of September 30, 2014, they do not represent legal commitments to extend credit.

The Bank also has access to the non-brokered national and brokered deposit markets to supplement liquidity needs.  As of September 30, 2014, the Bank had $54.3 million in national CDs and $8.3 million in brokered CDs.  The Bank has historically utilized brokered deposits, but absent a waiver from the FDIC, could not offer brokered CDs during 2012 as it was not well capitalized until December 31, 2012.  Our ability to utilize brokered CDs and the rates we can pay on deposits will be limited if the Bank fails to remain well capitalized for regulatory purposes.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

During the year ended December 31, 2011, the Company entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties.  Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding.  To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  The Revolvers mature on January 1, 2015.  There were no amounts outstanding under the Revolvers with $2.2 million remaining available as of September 30, 2014 and December 31, 2013.  During the second quarter of 2013, participants in the Private Placement who purchased Series A Preferred Stock through the cancellation of debt under their Revolvers, were given the option and thereby elected to reduce their loan commitments under the Revolvers based on the amount previously utilized to purchase shares of Series A Preferred Stock in the Private Placement.  This resulted in a reduction of the maximum borrowings available to the Company from $4.0 million as of December 31, 2012 to $2.2 million effective July 1, 2013.  Please refer to Note 5 – Loans from Related Parties in the accompanying notes to the Consolidated Financial Statements for additional information related to the reduced availability under the Revolvers.

In recent years, Bancorp has depended on the Revolvers, in addition to cash on hand and net proceeds from capital raising activities, to pay its operating and interest expenses.  Management believes the maximum borrowings available under the Revolvers as of September 30, 2014 and other sources of liquidity are sufficient through December 31, 2014.

Historically, the primary source of Bancorp’s income was expected to be dividends from the Bank.  A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law.  Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows: No bank may pay a dividend at any time that the total of net income for the current year, when combined with retained net income from the preceding two years, produces a loss.  The Bank met this restriction as of September 30, 2014 as our net income for the nine months ended September 30, 2014 combined with retained earnings from the preceding two years produced a loss.  The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

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

As of September 30, 2014 and December 31, 2013, Bancorp, the Bank, and the Company met all capital adequacy requirements to which they were subject.  Further, management and the Bank’s Board of Directors have committed to the FDIC to maintain Total Risk-Based Capital of 12% and Tier 1 Capital to Average Assets of 8%.  As of September  30, 2014 and December 31, 2013, the Bank met these thresholds.  For additional information related to the Company’s capital adequacy information, please refer to Note 11 – Capital Adequacy in the accompanying notes to the Consolidated Financial Statements.

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

The Bank was well capitalized as of September 30, 2014 and December 31, 2013.  Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the FDIC prior to accepting or renewing brokered deposits.  FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had an MoU with the FDIC and the Florida Office of Financial Regulation that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%.  On July 13, 2012, the 2008 MoU was replaced by a new MoU (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%.   The Bank met the minimum capital requirements of these memoranda as of September 30, 2014 and December 31, 2013, when the Bank had total risk-based capital of 15.07% and 14.11% and Tier 1 leverage capital of 10.14% and 9.33%, respectively.

In December 2006, bank regulators issued “Joint Guidance on Concentrations in Commercial Real Estate Lending.”  This document outlines regulators’ concerns regarding the high level of growth in commercial real estate loans on banks’ balance sheets.  Many banks, especially those in Florida, have substantial exposure to commercial real estate loans.  The concentration in this category is considered when analyzing the adequacy of the loan loss allowance based on sound, reliable and well-documented information.  The Bank’s 2012 MoU with the FDIC also requires us to monitor and reduce our commercial real estate (“CRE”) loan concentrations.  As of September 30, 2014, the ratio of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans as a percentage of total risk-based capital was 245.33% compared to 275.8% as of December 31, 2013.  Both our September 30, 2014 and December 31, 2013 ratios did not exceed applicable regulatory guidance of 300% of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.  The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total risk-based capital of at least 8.00%, at least half of which must be Tier 1 capital.  As of September 30, 2014 and December 31, 2013, Bancorp met these requirements.

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

Dividends and Distributions

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt.  Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings.  Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the bank’s regulators.  The Bank has not paid dividends to Bancorp since October 2009 and cannot currently pay dividends, and Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies and enforcement actions.  Bancorp has relied upon revolving loan agreements with certain of its directors and other related parties to pay its expenses during such time.  As of September 30, 2014 and December 31, 2013, there were $2.2 million in remaining funds available under the Revolvers.  During the nine months ended September 30, 2014 and the year ended December 31, 2013, Bancorp used cash on hand and net proceeds from capital raise activities to fund operations.

Recent Updates in Capital Regulation and Supervision

The Dodd–Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) significantly modified the capital rules applicable to the Company and calls for increased capital, generally, as described below.

•	The generally applicable prompt corrective action leverage and risk-based capital standards (the “generally applicable standards”), including the types of instruments that may be counted as Tier 1 capital, will be applied on a consolidated basis to depository institution holding companies, as well as their bank and thrift subsidiaries.

•	The generally applicable standards in effect prior to the Dodd-Frank Act will be “floors” for the standards to be set by the regulators.

•	Bank and thrift holding companies with assets of less than $15 billion as of December 31, 2009 will be permitted to include trust preferred securities that were issued before May 19, 2010 as Tier 1 capital, but trust preferred securities issued by a bank holding company (other than those with assets of less than $500 million) after May 19, 2010 will no longer count as Tier 1 capital.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes that the collectability of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb probable incurred credit losses on existing loans that may become uncollectable based on evaluations of the collectability of the loans. The evaluations take into consideration such objective factors as changes in the nature and volume of the loan portfolio and historical loss experience. The evaluation also considers certain subjective factors such as overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers’ ability to pay. The level of allowance for loan losses is also impacted by increases and decreases in loans outstanding, because either more or less allowance is required as the amount of the Company’s credit exposure changes. To the extent actual loan losses differ materially from management’s estimate of these subjective factors, loan growth/run-off accelerates, or the mix of loan types changes, the level of provision for loan losses, and related allowance can, and will, fluctuate.

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

Deferred Income Taxes

Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income.  From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available.  Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against our deferred tax asset as of December 31, 2013 and 2012.  The Company performed an analysis as of September 30, 2014 and determined the need for a valuation allowance still existed.  To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense.  Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once the Company can demonstrate a sustainable return to profitability and conclude that it is more-likely-than-not that the deferred tax asset will be utilized prior to expiration.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (ASU 2014-09).  This update to the Accounting Standards Codification is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards and creates a new Topic 606 – Revenue from Contracts with Customers.  ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance in ASU 2014-09 describes a five-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information.  The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period and early application is not allowed.  The Company is currently evaluating the effects of ASU 2014-09 on its Consolidated Financial Statements and disclosures, if any.

In August 2014, the FASB issued a new standard, ASU No. 2014-15 Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This standard will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances.  In connection with each annual and interim period, management will have to assess if there is substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date.  Management must consider relevant conditions that are known (and reasonably knowable) at the issuance date.  Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date.  The new standard defines substantial doubt and provides example indicators.  The definition of substantial doubt incorporates a likelihood threshold of “probable” similar to the current use of the term in U.S. GAAP for loss contingencies.  Disclosures will be required if conditions give rise to substantial doubt.  However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures.  The new standard will be effective for all entities in the first annual period ending after December 15, 2016.  Earlier application is permitted.  The Company is currently evaluating the effects of ASU 2014-15 on its Consolidated Financial Statements and disclosures, if any.

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

(c)	Limitations on the Effectiveness of Controls
The Company’s management, including our Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s  disclosure controls and internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.

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

Exhibit No. 10.1
Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Joseph W. Amy (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 4, 2014, File No. 000-30248). †

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

JACKSONVILLE BANCORP, INC.

Date: November 7, 2014	By:	/S/ KENDALL L. SPENCER
Kendall L. Spencer
President and Chief Executive Officer
(Principal executive officer)

Date: November 7, 2014	By:	/S/ VALERIE A. KENDALL
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

Exhibit No. 10.1
Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Joseph W. Amy (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 4, 2014, File No. 000-30248). †

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