Form 10-K
period 2014-12-31
JACKSONVILLE BANCORP INC /FL/
filed 2015-03-16
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the registrant’s voting and nonvoting common equity held by non-affiliates of the registrant as of June 30, 2014 (based upon the per share closing sale price of $10.50 on June 30, 2014) was approximately $27,233,567.

As of February 27, 2015, the latest practicable date, there were 3,180,300 shares of the registrant’s common stock outstanding and 2,614,821 shares of the registrant’s nonvoting common stock outstanding.

Documents incorporated by reference

Portions of the registrant’s Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders
are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “evaluate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;
•	monetary and fiscal policies of the U.S. government;
•	legislative and regulatory changes, including changes in banking, securities and tax laws, regulations and policies and their application by our regulators;
•	our ability to comply with the extensive laws and regulations to which we are subject;
•	changes in accounting rules, practices and interpretations;
•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest-sensitive assets and liabilities;
•	changes in borrower credit risks and payment behaviors;
•	the frequency and magnitude of foreclosure of our loans;
•	changes in the availability and cost of credit and capital in the financial markets;
•	changes in the prices, values and sales volumes of residential and commercial real estate;
•	the effects of concentrations in our loan portfolio;
•	our ability to resolve nonperforming assets;
•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;
•	the accuracy of our financial statement assumptions and estimates, including assumptions and estimates underlying the establishment of reserves for possible loan losses;
•	the loss of key personnel;
•	our need and ability to secure additional debt or equity financing;
•	the concentration of ownership of our common stock;
•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth, expense savings and/or other results from such transactions;

JACKSONVILLE BANCORP, INC.

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;
•	the effects of war or other conflicts, acts of terrorism, hurricanes, floods, tornados or other catastrophic events that may affect economic conditions; or
•	management’s expectation that the Company’s recapitalization plan and strategic initiatives will have a sustained positive impact on results of operations and compliance with all regulatory agreements and associated requirements.

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

We offer a variety of competitive commercial and retail banking services. In order to compete with the financial institutions in the market, we use our independent status to the fullest extent. This includes an emphasis on specialized services for small business owners with a particular focus on professional services, wholesalers, distributors, and other service industries. Additionally, we rely on the professional and personal relationships of our officers, directors and employees. Our product lines include personal and business online banking, and sweep accounts that may be invested in Goldman Sachs mutual funds, in addition to our traditional banking products. Furthermore, through the Bank’s subsidiary, Fountain Financial, Inc., and our marketing agreement with New England Financial (an affiliate of MetLife), we are able to better meet the investment and insurance needs of our customers.

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

Market Area and Competition

Our primary market area is all of Duval County (primarily the Southside, Westside, Arlington, Mandarin and Downtown areas of Jacksonville and Jacksonville Beach), Florida, in addition to surrounding communities within the St. Johns, Clay and Nassau counties. Jacksonville is the largest city by area in the United States covering 747 square miles and is a leading financial and insurance center. Jacksonville is the corporate headquarters to a number of regional and national companies, and Duval County has a strong commercial and industrial base, which has been steadily expanding in recent years.

Financial institutions primarily compete with one another for deposits. In turn, a bank’s deposit base directly affects its loan activities and general growth. Primary competitive factors include interest rates on deposits and loans, service charges on deposit accounts, the availability of unique financial services products, a high level of personal service, and personal relationships between our officers and customers. We compete with financial institutions that have greater resources and that may be able to offer more services, unique services, or possibly better terms to their customers. However, we believe that our long-standing reputation as a reliable and trustworthy banking services provider, as well as management’s extensive knowledge of, and relationships in, the local community, allows us to respond quickly and effectively to the individual needs of our customers. Management believes that the Company’s competitive position will be able to continue to attract sufficient loans and deposits to effectively compete with other area financial institutions.

JACKSONVILLE BANCORP, INC.

ITEM 1.   BUSINESS  (Cont.)

We are in competition with existing area financial institutions, including commercial banks and savings institutions, insurance companies, consumer finance companies, brokerage houses, mortgage banking companies, credit unions, and other business entities which target traditional banking markets, through offices, mail, the Internet, mobile devices and otherwise. We anticipate that significant competition will continue from existing financial services providers as well as new entrants to the market. According to our most recent estimates, there are approximately 29 separate financial institutions located in Duval County, Florida. Also, please see the discussion under “We operate in a highly competitive market,” under Item 1A of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

JACKSONVILLE BANCORP, INC.

ITEM 1.   BUSINESS  (Cont.)

Lending Activities

Bancorp’s Board of Directors (the “Board”) and the Bank’s Board of Directors (the “Bank’s Board”) have adopted certain policies and procedures to guide individual loan officers in carrying out lending functions, and their designated committees provide the following oversight:

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

The Board realizes that occasionally loans need to be made which fall outside the typical policy guidelines. Consequently, the Chief Executive Officer, President and Chief Credit Officer have the authority to make certain policy exceptions on secured and unsecured loans within their loan authority limitations. Policy exceptions on secured and unsecured loans greater than $2.5 million must be approved by the Bank’s Directors’ Loan Committee, and the full Board reviews reports of all loans and policy exceptions at its regular meetings. Additionally, the Bank has an independent company that also evaluates the quality of loans and determines if loans are originated in accordance with the guidelines established by the Board.

We recognize that credit losses will be experienced and the risk of loss will vary with, among other things, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral, as well as general economic conditions. We intend to maintain an adequate allowance for loan losses based on, among other things, industry standards, management’s experience, historical loan loss experience, evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. We follow a conservative lending policy, but one which permits prudent risks to assist businesses and consumers primarily in our principal market areas. Interest rates vary depending on our cost of funds, the loan maturity, the degree of risk and other loan terms. As contractually required, some interest rates are adjustable with fluctuations in market rates.

The Bank’s lending activities are subject to a variety of legal lending limits which are calculated as a percentage of capital and limited by loan type (secured vs. non-secured). While differing limits apply in certain circumstances, in general, the Bank’s lending limit to any one borrower is 15% of Bank Tier 1 capital for unsecured loans and 25% of Bank Tier 1 capital for secured loans.

Loan Portfolio Composition

The Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk. The three portfolio segments identified by the Company include commercial loans, real estate mortgage loans, and consumer and other loans.

JACKSONVILLE BANCORP, INC.

ITEM 1.   BUSINESS  (Cont.)

The following table presents the composition of the Bank’s core loan portfolio as of December 31, 2014 and 2013.

	2014		2013
(Dollars in thousands)	Loans	% of Total Loans	Loans	% of Total Loans
Commercial loans	$57,876	15.4%	$43,855	11.8%
Real estate mortgage loans:
Residential	71,002	18.9	71,192	19.2
Commercial	222,468	59.3	223,182	60.2
Construction and land	22,319	6.0	30,355	8.2
Consumer and other loans	1,489	0.4	2,041	0.6
Total	$375,154	100.0%	$370,625	100.0%

The percentage increase in total gross loans outstanding for each of the years ended December 31, 2014 and 2013, as compared to the prior year, was 1.2% and 6.9%, respectively. Our nonperforming loans as a percentage of gross loans decreased during the year ended December 31, 2014, from 4.6% as of December 31, 2013 to 2.5% as of December 31, 2014. The continued reduction in nonperforming loans during 2014 reflects the Company’s ongoing business strategy to accelerate the disposition of substandard assets on an individual customer basis. The Bank continues to be aggressive with its strategy to dispose of nonperforming assets in a prudent and reasonable manner.

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

Real Estate Mortgage Loans

Real estate mortgage loans are typically segmented into three classes: commercial real estate, residential real estate and construction and land development. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the underwriting guidelines authorized by the Bank’s Board. Such standards include, among other factors, loan-to-value limits, debt service coverage and general creditworthiness of the obligors. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Bank’s Board, including repayment capacity and source, value of the underlying property, credit history, stability and purchaser guidelines. Construction loans to borrowers are to finance the construction of owner occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Bank carefully monitors these loans with on-site inspections and requires the receipt of invoices and lien waivers prior to advancing funds. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Bank considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale information. The Bank also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are

JACKSONVILLE BANCORP, INC.

ITEM 1.   BUSINESS  (Cont.)

extended for the future development of either commercial or residential use by the borrower. The Bank carefully analyzes the intended use of the property and the viability thereof.

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

Employees

As of February 28, 2015, the Bank had 69 full-time and 5 part-time employees. Except for certain officers of the Bank who also serve as officers of Bancorp, Bancorp does not have any employees. Management believes Company relations with its employees have been good and the Company’s long-term success is, and is expected to remain, highly dependent on key personnel including, but not limited to, our senior management team.

Data Processing

We currently have an agreement with FIS, formerly known as Metavante Corporation, to provide our core processing and to support certain customer products and delivery systems. Management believes that FIS will continue to be able to provide state-of-the-art data processing and customer service-related processing at a competitive price to support our future growth.

Regulation and Supervision

We operate in a highly regulated environment, where statutes, regulations, and administrative policies govern our business activities. We are supervised by, examined by, and submit reports to, a number of regulatory agencies, including the Federal Reserve Board, in the case of Bancorp, and the FDIC and the Florida Office of Financial Regulation (“OFR”), in the case of the Bank. Supervision, regulation and examination of Bancorp, the Bank, and our respective subsidiaries by the bank regulatory agencies are intended primarily for the protection of bank depositors rather than holders of our capital stock. Any change in applicable law or regulation may have a material effect on our business. The following discussion includes all supervisory and regulatory information material to the Company as of December 31, 2014; however, it is not intended to be an exhaustive description of the statutes or regulations applicable to the Company or its subsidiaries.

Fiscal and Monetary Policy

Banking is a business that depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and its other borrowings, and the interest received by a bank on its loans and securities holdings, constitutes the major portion of a bank’s earnings. Thus, the earnings and growth of Bancorp and the Bank

JACKSONVILLE BANCORP, INC.

ITEM 1.   BUSINESS  (Cont.)

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

The financial crisis of 2008, including the downturn of global economic, financial and money markets, increased volatility in the soundness of financial institutions, and other recent events have led to numerous new laws and regulations that apply to the banking industry. For example, the Federal Reserve has taken a number of actions to keep interest rates low and provide liquidity to the markets. In addition to changing the discount rate and the terms of the discount window, the Federal Reserve has reduced the targeted federal funds rate to 0-0.25% and has announced that it intends to remain patient before raising rates due to weak wage growth and low inflation. The Federal Reserve has also engaged in two rounds of “quantitative easing” by buying bonds in the market, and Operation Twist, where the Federal Reserve bought longer term bonds while selling shorter term holdings in an effort to reduce long-term interest rates.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes like, among other things, (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) increased capital and liquidity requirements; (iii) increased regulatory examination fees; (iv) changes to assessments to be paid to the FDIC for federal deposit insurance; and (v) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve, the Office of the Comptroller of the Currency, and the FDIC. A summary of certain provisions of the Dodd-Frank Act is set forth below:

•	Increased Capital Standards and Enhanced Supervision. The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agencies. In addition, the federal bank regulators have approved new capital and liquidity standards to implement those adopted by the Basel Committee on Banking Supervision (“Basel”), as part of its “Basel III” rules.
•	The Consumer Financial Protection Bureau (“Bureau”). The Dodd-Frank Act established the Bureau as a separate agency within the Board of Governors of the Federal Reserve. The Bureau is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes governing products and services offered to bank consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the Bureau and state attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against state-chartered institutions. However, banks under $10.0 billion in assets, including the Bank, are not subject to examination by the Bureau but are indirectly influenced through the processes that occur at community banks.

JACKSONVILLE BANCORP, INC.

ITEM 1.   BUSINESS  (Cont.)

•	Deposit Insurance. The Dodd-Frank Act makes permanent the $250 thousand deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the Deposit Insurance Fund (“DIF”) will be calculated. Under the amendments, the assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity during the assessment period. Additionally, the Dodd-Frank Act makes changes to the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds. In December 2010, the FDIC increased the reserve ratio to 2.0%. The DIF is currently below statutory requirements.
•	Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained. Prior to the Dodd-Frank Act, the Company had existing policies with developed guidelines for transactions with affiliates, including lending limitations, restrictions on investments in affiliate securities and the purchase of assets from affiliates. These policies were not materially impacted by the enhanced provisions of the Dodd-Frank Act.
•	Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Current banking law limits a depository institution’s ability to extend credit to one person (or group of related persons) in an amount exceeding certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements, and securities lending and borrowing transactions. The enhanced lending limits established by the Dodd-Frank Act restrict the Company’s ability to extend credit to sizable borrowers that exceed the Company’s current lending limit. This limitation restricts the Company’s revenue and potential profitability from significant loans to any one borrower, as well as creates a competitive advantage for larger institutions with higher lending limits. We seek to accommodate such borrowers by selling a portion of loans in excess of our lending limits to other banks; however, these activities may be restricted by general market conditions and the increase in bank failures in recent years.
•	Compensation Practices. The Dodd-Frank Act provides that the securities and other federal regulators must establish standards prohibiting as an unsafe and unsound practice any compensation plan of a bank holding company or other “covered financial institution” that provides an insider or other employee with “excessive compensation” or could lead to a material financial loss to such firm. In June 2010, prior to the Dodd-Frank Act, the bank regulatory agencies promulgated the Interagency Guidance on Sound Incentive Compensation Policies, which requires that financial institutions establish metrics for measuring the impact of activities to achieve incentive compensation with the related risk to the financial institution of such behavior. As of December 31, 2014, the Dodd-Frank Act and the recent guidance on compensation, after consideration by the Bank, has not resulted in changes to the Company’s current compensation policies; however, final implementation of the legislation and associated guidance may impact these policies in future periods.
•	Holding Company Capital Levels. The Dodd-Frank Act requires bank regulators to establish minimum capital levels for holding companies, limited generally to the same capital instruments permissible to insured depository institutions. Trust preferred securities (or “TRUPs”) issued prior to May 19, 2010 by bank holding companies with less than $15.0 billion in assets as of December 31, 2009, including Bancorp, are exempt from these capital deductions entirely.

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

JACKSONVILLE BANCORP, INC.

ITEM 1.   BUSINESS  (Cont.)

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

Basel III Regulatory Framework

On July 2, 2013, the Federal Reserve approved the final rules to implement the Basel III rules in the U.S. The final rules implemented changes to the regulatory capital framework including, but not limited to, (i) a revised definition of regulatory capital, (ii) a new common equity Tier 1 minimum capital requirement, (iii) a higher minimum Tier 1 capital requirement, (iv) limitations on capital distributions and certain discretionary bonus payments based on various capital requirements, (v) amended methodologies for determining risk-weighted assets, and (vi) new disclosure requirements for top-tier banking organizations with $50.0 billion or more in total assets. Further, the final rules incorporated these new requirements into the prompt corrective action framework. Various provisions have been included in the final rules to provide relief to banking organizations under $50.0 billion in assets, such as community banks like ours. Such provisions include the opportunity for a one-time opt-out from the requirement to include fluctuations in available-for-sale securities as part of regulatory capital and grandfather treatment of trust preferred securities as an element of Tier 1 capital for banking organizations under $15.0 billion. The Company will take the one-time opt-out option to exclude fluctuations in available-for-sale securities and qualifies for grandfathering treatment of its trust preferred securities. These new rules took effect January 1, 2014 with a mandatory compliance deadline of January 1, 2015 for banking organizations with total assets less than $250.0 billion.

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

The Guidance applies to our CRE lending activities due to the concentration in construction and land development loans. As of December 31, 2014 and 2013, respectively, we had approximately $22.3 million and $28.4 million in commercial construction and residential land development loans and none and $2.0 million in residential construction loans to individuals. Commercial construction, residential land development loans and residential construction loans to individuals represented approximately 39.6% and 57.8% of the Bank’s total risk-based capital as of the same dates. Total loans for non-owner occupied multi-family, non-farm, and non-residential properties, as well as construction, land development and other land loans, was $142.2 million and $144.8 million as of December 31, 2014 and 2013,

JACKSONVILLE BANCORP, INC.

ITEM 1.   BUSINESS  (Cont.)

respectively. The ratio of these loans as a percentage of total risk-based capital was 252.1% as of December 31, 2014, compared to 275.8% as of December 31, 2013. Our December 31, 2014 and 2013 ratio of total loans secured by non-owner occupied multi-family, non-farm, and non-residential properties, as well as construction, land development and other land loans, met this requirement.

We have always had significant exposure to loans secured by commercial real estate due to the nature of our markets and the loan needs of both retail and commercial customers. We believe our long-term experience in CRE lending, underwriting guidelines, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are appropriate to manage our concentrations as required under the Guidance. The federal bank regulators are looking more closely at the risks of various assets and asset categories and risk management, and the need for additional rules regarding liquidity as well as capital rules that better reflect risk.

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

Consumer Laws and Regulations

There are a number of laws and regulations that regulate banks’ consumer loan and deposit transactions. Among these are the Community Reinvestment Act, the Truth in Lending Act, the Truth in Savings Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Fair Credit Reporting Act, the Electronic Funds Transfer Act and the Fair Debt Collections Practices Act. There are numerous disclosure and other compliance requirements associated with these rules and regulations, and the Company must comply with the applicable provisions as part of its ongoing customer relations.

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

JACKSONVILLE BANCORP, INC.

ITEM 1.   BUSINESS  (Cont.)

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

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on, and principal of, Bancorp’s debt. Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders. Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings. Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the Bank’s regulators. The Bank has not paid dividends since October 2009 and cannot currently pay dividends. Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies. Bancorp has relied upon revolving loan agreements with its directors as well as capital raise activities to pay its expenses during such time. The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

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

Loans and extensions of credit, as well as derivatives and other transactions by all banks, are subject to legal lending limitations. Under state law, a state bank may generally grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person. In addition, a state bank may grant additional loans and extensions of credit to the same person of up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed these general lending limits only if they qualify under one of several exceptions. Section 611 of the Dodd-Frank Act prohibits state banks from engaging in derivative transactions unless a bank’s chartering state has adopted a law including credit exposure on derivatives in calculating loans to one borrower limits. As of December 31, 2014, the Bank did not have any derivative transactions, although Bancorp had one interest rate swap not subject to this limitation on the Bank.

We are subject to regulatory capital requirements imposed by the Federal Reserve Board and the FDIC. Both the Federal Reserve Board and the FDIC have established risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking

JACKSONVILLE BANCORP, INC.

ITEM 1.   BUSINESS  (Cont.)

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

The FDICIA also requires each federal banking agency to prescribe, and the Federal Reserve Board and the FDIC have adopted, for all insured depository institutions and their holding companies, safety and soundness standards relating to such items as: internal controls, information and audit systems, asset quality, loan documentation, classified assets, credit underwriting, interest-rate risk exposure, asset growth, earnings, compensation, fees and benefits, valuation of publicly traded shares, and such other operational and managerial standards as the agency deems appropriate. Finally, each federal banking agency was required to prescribe standards for employment contracts and other compensation arrangements with executive officers, employees, directors, and principal shareholders of insured depository institutions that would prohibit compensation and benefits and other arrangements that are excessive or that could lead to a material financial loss. If an insured depository institution or its holding company fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If an institution fails to submit an acceptable plan or fails to implement a plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and, until corrected, may impose further restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of the FDICIA. Both the capital standards and the safety and soundness standards that the FDICIA implemented were designed to bolster and protect the DIF.

JACKSONVILLE BANCORP, INC.

ITEM 1.   BUSINESS  (Cont.)

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

Under these capital categories, the Bank was classified as well capitalized as of December 31, 2014 and 2013, respectively. As of December 31, 2014, the Bank’s total risk-based capital and Tier 1 risk-based capital ratios were 14.74% and 13.45%, respectively. The Bank’s Tier 1 leverage ratio was 10.31% as of the same date. In addition to maintaining all capital levels at or above well-capitalized levels, the Bank is committed to maintaining a Tier 1 leverage ratio above 8% and total risk-based capital above 12% at all times. If the capital ratios of the Bank were to fall below the levels required under regulatory standards, it is the Bank’s policy to increase capital in an amount sufficient to meet regulatory requirements within 30 days.

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

In February 2006, the Federal Deposit Insurance Reform Act of 2005 and the Federal Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the “Reform Act”) were signed into law. The Reform Act revised the laws concerning federal deposit insurance by making the following changes: (i) merged the Bank Insurance Fund and the Savings Association Insurance Fund into a new fund, the Deposit Insurance Fund (DIF), effective March 31, 2006; (ii) increased the deposit insurance coverage for certain retirement accounts to $250 thousand effective April 1, 2006; (iii) effective in 2010, deposit insurance coverage on individual accounts may be indexed for inflation; (iv) the FDIC was provided more discretion in managing deposit insurance assessments; and (v) eligible institutions received a one-time initial assessment credit. The Dodd-Frank Act permanently increased the limits on the federal deposit insurance to $250 thousand.

The Reform Act authorized the FDIC to revise the risk-based assessment system. Accordingly, insurance premiums are based on a number of factors, including the risk of loss that insured institutions pose to the DIF. The Reform Act replaced

JACKSONVILLE BANCORP, INC.

ITEM 1.   BUSINESS  (Cont.)

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

In July 2012, and in connection with the FDIC’s March 2012 report of examination of The Jacksonville Bank (the “2012 Report”), the Bank’s Board entered into a memorandum of understanding (the “2012 MoU”) with the FDIC and OFR whereby the Bank agreed to comply in good faith with the requirements of the 2012 MoU. The 2012 MoU, among other things, required the Bank to:

•	Within 30 days, establish and reaffirm a Board Committee responsible for ensuring compliance with the provisions of the 2012 MoU;
•	Develop, submit and implement a written analysis and assessment of the Bank’s current management and staffing needs as well as a plan to meet those needs, and notify the FDIC and OFR of the resignation or termination of any individual on the Bank’s Board or senior executive officer, and obtain prior approval to add an individual to such positions;

JACKSONVILLE BANCORP, INC.

ITEM 1.   BUSINESS  (Cont.)

•	Maintain a Tier 1 leverage capital ratio of not less than 8% and a total risk-based capital ratio of not less than 12%, which shall be calculated as of the end of each calendar quarter;
•	Review, on at least a quarterly basis, the adequacy of the Allowance for Loan and Lease Losses (“ALLL”) and establish or strengthen the comprehensive policy for determining the adequacy of the ALLL on a timely basis;
•	Develop and submit written plans to reduce assets classified as “doubtful” and “substandard” in the 2012 Report in the amount of $500 thousand or more, and furnish certain required information pertaining to each asset and the projected impact on the ALLL;
•	Within ten days, charge off the remaining balances of all assets classified “loss” and 50% of those assets or portions of assets classified as “doubtful” in the 2012 Report; and
•	Develop and submit a written policy for managing other real estate owned, reducing and monitoring the Bank’s concentration of credit in CRE loans, and improve liquidity and funds management consistent with all applicable laws, regulations and other regulatory guidance.

As of December 31, 2014 and 2013, the Bank met the minimum capital requirements of the 2012 MoU, with total risk-based capital of 14.74% and 14.11% and Tier 1 leverage capital of 10.31% and 9.33%, respectively. The Bank believes that it has complied substantially with the terms of the 2012 MoU.

The 2012 MoU replaced a memorandum of understanding entered into with the FDIC and the OFR in August 2008 (the “2008 MoU”) in connection with the FDIC’s February 2008 report of examination of The Jacksonville Bank (the “2008 Report”). As a result of the 2008 MoU, management and the Bank’s Board took the following actions:

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

For Additional Information

We are required to comply with the reporting requirements of the Securities Exchange Act of 1934, as amended, and, accordingly, we file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read or obtain a copy of these reports at the SEC’s public reference room at 100 F. Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. You may obtain information on the operation of the public reference room and their copy charges by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains registration statements, reports, proxy information statements and other information regarding registrants that file electronically with the SEC. The address of the website is http://www.sec.gov. You may also access our filings with the SEC through our website at http://www.jaxbank.com. Information on our website is not incorporated by reference into this report. You may also obtain copies of our filings with the SEC, including this Annual Report on Form 10-K, free of charge, by writing to Valerie A. Kendall, Corporate Secretary, Jacksonville Bancorp, Inc., 100 North Laura Street, Jacksonville, Florida 32202.

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

On July 2, 2013, the Federal Reserve approved the final rules to implement the Basel III capital guidelines creating changes to the regulatory capital framework including, but not limited to, revised definitions of “capital” for regulatory purposes, the types and minimum levels of capital required under the prompt corrective action rules and for other regulatory purposes, and the risk-weighting of various assets. Various provisions have been included in the final rules to provide relief to banking organizations under $50.0 billion in assets, such as community banks like ours. Compliance with the final Basel III rules was mandatory as of January 1, 2015 for banking organizations with total assets less than $250.0 billion. The Company has adopted these new rules and does not feel they will have a material impact.

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

ITEM 1A.   RISK FACTORS  (Cont.)

We are required to maintain capital to meet regulatory requirements. If we fail to maintain sufficient capital, our financial condition, liquidity and results of operations, as well as our regulatory requirements, could be adversely affected.

Both Bancorp and the Bank must meet regulatory capital requirements and maintain sufficient capital and liquidity and our regulators may modify and adjust such requirements in the future. The Bank’s Board of Directors has agreed to a memorandum of understanding with the FDIC and the OFR for the Bank to maintain a total risk-based capital ratio of 12.00% and a Tier 1 leverage ratio of 8.00%. As of December 31, 2014, the Bank was well capitalized for regulatory purposes and met the capital requirements of the 2012 MoU. If noncompliance or other events cause the Bank to become subject to formal enforcement action, the FDIC could determine that the Bank is no longer “adequately capitalized” for regulatory purposes. Failure to maintain sufficient capital, whether due to losses, an inability to raise additional capital or otherwise, could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to make distributions on our trust preferred securities, and our business, results of operation, liquidity and financial condition, generally.

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

As a member institution of the FDIC, we are assessed a quarterly deposit insurance premium. Bank failures have significantly depleted the FDIC’s DIF and reduced its ratio of reserves to insured deposits. As a result, the FDIC has adopted a revised risk-based deposit insurance assessment schedule which raised deposit insurance premiums, and the FDIC has also implemented a special assessment on all depository institutions, which may be imposed in future periods if needed. Regulatory assessments were $0.7 million and $0.8 million for the years ended December 31, 2014 and 2013, respectively. These assessments are included in noninterest expense and may continue to adversely affect our results of operations in future periods.

Difficult market conditions have adversely affected and may continue to affect us and the financial services industry.

We are exposed to downturns in the U.S. economy and, particularly, in the local markets in which we operate in Florida. Declines in the housing markets, including falling home prices and low sales volumes, as well as foreclosures, have negatively affected the credit performance of mortgage and commercial real estate loans and resulted in significant write-downs of asset values by the Bank and financial institutions in general, including government-sponsored entities and major commercial and investment banks. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced or ceased providing funding to borrowers, including other financial institutions. This market turmoil and the tightening of credit have led to increased levels of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility, reduced real estate values and sales volumes, reduced credit availability for real estate borrowers and reductions in general business activities. The resulting economic pressure on consumers and borrowers and reduced confidence in the financial markets have historically adversely affected our business, financial condition and results of operations.

JACKSONVILLE BANCORP, INC.

ITEM 1A.   RISK FACTORS  (Cont.)

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

JACKSONVILLE BANCORP, INC.

ITEM 1A.   RISK FACTORS  (Cont.)

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

As of December 31, 2014 and 2013, approximately 84.2% and 87.6% of the Company’s loan portfolio consisted of real estate mortgage loans, respectively. Commercial real estate (“CRE”) loans are especially cyclical and pose risks of loss to us due to concentration levels and similar risks of the asset. CRE loans represented 65.3% and 67.9% of our loan portfolio as of December 31, 2014 and 2013, respectively. Banking regulators continue to give CRE lending greater scrutiny and banks with higher levels of CRE loans are expected to implement improved underwriting, internal controls, risk management policies and portfolio stress testing. In addition, an increased concentration of CRE loans requires higher levels of allowances for possible losses and capital levels as a result of CRE lending growth and exposures. The downturn in the real estate market, the continued deterioration in the value of collateral, and the local and national economic recessions have adversely affected our customers’ ability to sell or refinance real estate and repay their loans. If these conditions persist, or worsen, our customers’ ability to repay their loans will be further eroded. In the event we are required to foreclose on a property securing one of our mortgage loans, or otherwise pursue remedies in order to protect our investment, we may be unable to recover enough value from the collateral to prevent a loss.

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

The financial markets are experiencing adverse effects due to economic uncertainties, including its direction and growth, as well as high unemployment rates. As a result of a weaker economy and an historical decline in the value of collateral supporting loans, especially with respect to the State of Florida, many financial institutions have seen

JACKSONVILLE BANCORP, INC.

ITEM 1A.   RISK FACTORS  (Cont.)

deterioration in loan portfolio performance. In addition, stock prices of bank holding companies, like us, have been negatively affected by the recent and current conditions in the financial markets, as has our ability to raise capital as needed, compared to the period preceding the latest economic recession.

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

Our results of operations and financial condition may be materially and adversely affected by changes in interest rates or the yield curve, and the monetary and fiscal policies of the federal government. Our profitability is largely a function of the spread between the interest rates earned on investments and loans and those paid on deposits and other liabilities. Changes in interest rates may negatively affect our earnings and the value of our assets as well as our levels of interest income, interest expense and net interest spread and margin. If our assets reprice more slowly than our deposits and other liabilities, our earnings will be adversely affected if interest rates rise, but will benefit if the interest rates on our earning assets rise more quickly than the interest rates we pay on our deposits and other liabilities. Most banks, including us, have experienced compression and reduced interest spreads and margins as a result of current historically low interest rates. Our interest spreads and net interest margins are also affected by the shape of the yield curve, which is affected especially by monetary policy, including the Federal Reserve’s actions to keep interest rates low in recent years. While we seek to manage our interest-rate risk, these measures are based on estimates and assumptions that may not be realized.

We have incurred losses in recent years and there is no assurance that current income will be sustained or that additional losses will not occur in future periods.

For the year ended December 31, 2013, we incurred a net loss of $960 thousand. In response to recent losses, management raised additional capital and implemented a strategy to accelerate the disposal of substandard assets in order to strengthen the Company’s balance sheet, increase tangible common equity and improve capital adequacy ratios applicable to Bancorp and the Bank. These initiatives have resulted in general improvements to the Company’s financial condition, asset quality and results of operations as evidenced by the continued reduction in substandard assets and net income of $1.9 million for the year ended December 31, 2014. While management believes that these strategies will continue to improve our financial condition and results of operations going forward, there is no assurance that such efforts will be successful or that additional losses will not occur in future periods.

JACKSONVILLE BANCORP, INC.

ITEM 1A.   RISK FACTORS  (Cont.)

Changes in accounting and tax rules applicable to banks and bank holding companies could adversely affect our financial conditions and results of operations.

From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in us restating prior period financial statements.

The Company’s exposure to operational risk may have a materially adverse effect on our business, financial condition and results of operations.

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

Our success is, and is expected to remain, highly dependent on our senior management team. We rely heavily on our senior management because, as a community bank, our management’s extensive knowledge of, and relationships in, the community generates business for us. Successful execution of our business strategies will continue to place significant demands on our management and the loss of any such persons’ services may adversely affect our ability to resolve these problems, recapitalize the Company, grow and remain profitable.

On December 4, 2013, the Company appointed Kendall L. Spencer as President and Chief Executive Officer to provide advanced leadership and commercial banking management expertise as well as additional proficiencies in strategic financial planning and execution of operational initiatives. On September 2, 2014, the Company appointed Joseph W. Amy as Executive Vice President and Chief Credit Officer to replace Margaret A. Incandela who resigned from that position effective August 29, 2014. We also continue to rely upon the services of Scott M. Hall, Executive Vice President and the Bank’s President, and Valerie A. Kendall, Executive Vice President and Chief Financial Officer. If the services of these individuals were to become unavailable for any reason, or if we were unable to hire highly qualified and experienced personnel to replace them, our results and financial condition and prospects could be adversely affected.

We are exposed to environmental liability risk with respect to other real estate owned.

A significant portion of our loan portfolio is secured by real property. In the ordinary course of business, the Company may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We have been aggressively managing problem assets and, as a result, have taken title to the underlying

JACKSONVILLE BANCORP, INC.

ITEM 1A.   RISK FACTORS  (Cont.)

collateral for a number of underperforming loans. As of December 31, 2014, we had approximately $4.1 million in other real estate owned. We may be held liable to a governmental entity or to third persons for property damage, personal injury, investigation and clean-up costs incurred in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we ever become subject to significant environmental liabilities, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected.

Our lending limit restricts our ability to compete with larger financial institutions and may limit our growth.

As of December 31, 2014, our per customer lending limit was approximately $12.9 million, subject to further reduction based on regulatory criteria relevant to any particular loan. Accordingly, the size of loans which we can offer to potential customers is less than the size that many of our competitors with larger lending limits are able to offer. This limit has affected and will continue to affect our ability to seek relationships with larger businesses in the market. We seek to accommodate loans in excess of our lending limit through the sale of portions of such loans to other banks although this market has been disrupted from time to time in recent years, as other banks have exited the market or failed, and we may lose loans to competitors. Our lending limit also impacts the efficiency of our lending activities because it lowers our average loan size, which means we have to generate an increased number of transactions in order to achieve the same portfolio volume as other institutions with higher lending limits.

The Company is exposed to credit risk as a result of reliance on the accuracy and completeness of information about clients and counterparties.

The Company often relies on information furnished by or on behalf of customers and counterparties when deciding whether to extend credit or enter into other transactions. Financial statements, credit reports, and related financial information are considered in conjunction with certain representations of those customers, counterparties or other third parties for which there are limited opportunities for management to independently verify. For example, management may assume that a customer’s audited financial statements conform to U.S. generally accepted accounting principles and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. Reliance on materially misleading information with regards to lending arrangements could have a materially adverse effect on the quality of our loan portfolio and may result in additional losses in the event of borrower default. Such effects may adversely impact the Company’s overall asset quality, financial condition and results of operations.

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

As of December 31, 2014, our allowance for loan losses was $14.4 million which represented 3.83% of our gross loan portfolio as of the same date. Nonperforming assets consisted of approximately $9.2 million in nonperforming loans and $4.1 million in other real estate owned. Management monitors our asset quality and seeks to maintain an adequate loan loss allowance; however, the allowance may not prove sufficient to cover future loan losses. Furthermore, although management uses the best information available to make determinations with respect to the allowance for loan losses, future adjustments may be necessary if economic conditions differ substantially from the

JACKSONVILLE BANCORP, INC.

ITEM 1A.   RISK FACTORS  (Cont.)

assumptions used or adverse developments arise with respect to our nonperforming or performing loans. Accordingly, the allowance for loan losses may not be adequate to cover loan losses, or significant increases to the allowance may be required in the future if economic conditions should worsen. Among other adverse consequences, significant additions to our allowance for loan losses could have a material impact on our financial performance and reduce our net income and capital.

Nonperforming assets take significant time to resolve and expose us to increased risk of loss.

As of December 31, 2014, our nonperforming loans were $9.2 million, or 2.5% of our gross loan portfolio, and our nonperforming assets (which include nonperforming loans) were $13.3 million, or 2.7% of total assets. In addition, we had approximately $6.8 million in loans past due 30-89 days and still accruing interest as of December 31, 2014. The Company experienced a decrease in nonperforming assets of approximately $6.8 million from the prior year ended December 31, 2013. As of December 31, 2013, our nonperforming loans were $17.0 million, or 4.6% of our gross loan portfolio, and our nonperforming assets (which include nonperforming loans) were $20.1 million, or 4.0% of total assets. In addition, we had approximately $5.9 million in accruing loans that were 30-89 days delinquent as of December 31, 2013.

We do not record interest income on nonperforming loans or other real estate owned, thereby adversely affecting our income and increasing our loan administration costs. We also incur the costs of funding problem assets and other real estate owned. When we take collateral in foreclosures and similar proceedings, we are required to mark the collateral to its then fair value less our expected selling costs, which, when compared to the principal amount of the loan, may result in a loss. In addition, given the increased levels of mortgage foreclosures in our market areas, the foreclosure process is now taking longer than it has in recent years; this has served to increase the cost of foreclosures and the time needed to take title to the underlying property. Once we take possession of foreclosed real estate, the costs of maintenance, taxes, security and potential environmental liability can be significant and serve to decrease the amount of recovery we may realize upon a sale of the property.

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

We evaluate deferred tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. As of the end of 2011, the Company established a valuation allowance for all our deferred tax assets, based on available evidence at the time, that it was more-likely-than-not that all of the deferred tax assets would not be realized. In determining the more-likely-than-not criterion, management evaluates all positive and negative evidence as of the end of each reporting period. As of December 31, 2014 and 2013, respectively, the Company determined that the need for a full valuation allowance still existed. Future adjustments, either increases or decreases, to the deferred tax asset valuation allowance will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry-back or carry-forward periods under the tax law.

Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, we may or may not be able to recapture these deferred tax assets in future periods.

JACKSONVILLE BANCORP, INC.

ITEM 1A.   RISK FACTORS  (Cont.)

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

The Company relies on other companies to provide key components of the Company's business infrastructure.

Third parties provide key components of the Company's business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While the Company has selected these third party vendors carefully, it does not control their actions. Any problem caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, failures of a vendor to provide services for any reason or poor performance of services, could adversely affect the Company's ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third party vendor could also hurt the Company's operations if those difficulties interface with the vendor's ability to serve the Company. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to the Company's business operations.

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

JACKSONVILLE BANCORP, INC.

ITEM 1A.   RISK FACTORS  (Cont.)

More specifically, reduced liquidity may adversely affect Bancorp’s ability to pay interest on material company debt in the form of junior subordinated debt related to its trust preferred securities. As of December 31, 2014, Bancorp had approximately $16.2 million of junior subordinated debentures issued incident to trust preferred securities and another $0.9 million of other liabilities. Bancorp has depended on the revolving loan agreements with its directors, cash on hand, and net proceeds from capital raise transactions to pay its operating expenses and interest expenses related to its material debt obligations. As of December 31, 2014, Bancorp had approximately $1.8 million of cash on hand and $2.2 million in funds available under its revolving loan agreements. There is no assurance that these sources of liquidity will be sufficient to meet Bancorp’s expenses going forward.

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

Other sources of liquidity may be available to us on an as-needed basis, including additional non-core deposits (subject to applicable regulatory restrictions, if any), the sale of debt securities, and the issuance and sale of preferred or common securities in public or private transactions. Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms which are acceptable to us, could be impaired by factors that affect us specifically or the financial services industry or economy in general. Our ability to borrow could also be impaired

JACKSONVILLE BANCORP, INC.

ITEM 1A.   RISK FACTORS  (Cont.)

by factors that are not specific to us, such as further disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of recent turmoil faced by banking organizations and elevated levels of volatility and disruption in the credit markets.

Additional capital may not be available when needed and, if available, could result in dilution of our shareholders’ ownership interests.

Any capital that is generated by our operations over the next several years is expected to be needed to support our operations. Additionally, our Board may determine from time to time that we need to obtain additional capital through the issuance of additional shares of our common stock or other securities. These issuances likely would dilute the ownership interest of our then-current shareholders, including the per share book value of our common stock and nonvoting common stock and would only require shareholder approval under certain circumstances. The terms of security issuances by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants, which may have a further dilutive effect on current ownership interests. Also, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs, whether or not an offering is completed successfully. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition.

We are currently authorized to issue up to 20.0 million shares of common stock, 5.0 million shares of nonvoting common stock, and 10.0 million shares of preferred stock, of which 3,180,300 shares, 2,614,821 shares and no shares, respectively, were issued and outstanding as of February 27, 2015. Our Board has the authority, and in certain circumstances without shareholder approval, to issue all or part of the authorized but unissued common stock or nonvoting common stock, and to establish the terms of any series of preferred stock. Any authorized but unissued shares could be issued on terms or in circumstances that could dilute the interests of other shareholders, including the book value of each share of our common stock and nonvoting common stock.

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

Our common stock is thinly traded, which can be more volatile than stock trading in an active public market. We cannot predict whether, or the extent to which, an active public market for our common stock will develop or be sustained. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, and our shareholders may not be able to sell their shares at the volumes, prices, or times that they desire, or at all.

Sales of substantial amounts of our common stock in the open market could depress the stock price of our common stock and the value of our other securities.

Through multiple capital raise transactions completed during 2012 and 2013, the Company registered an additional 5.5 million shares of its common stock and nonvoting common stock. Each share of nonvoting common stock will automatically convert into one share of common stock in the event of a “permitted transfer” to a transferee. Shares of the Company’s common stock and nonvoting common stock issued in the capital raise transactions have been registered for resale with the SEC and are freely tradable without restrictions or further registration under the Securities Act of 1933, as amended. Sales of substantial amounts of these shares in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock or other securities. Also, these sales might make it more difficult for us to sell equity or equity-related securities at a time and price that we otherwise would deem appropriate.

JACKSONVILLE BANCORP, INC.

ITEM 1A.   RISK FACTORS  (Cont.)

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

A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows: No bank may pay a dividend at any time that the total of net income for the current year, when combined with retained net income from the preceding two years, produces a loss. The Bank met this restriction in 2014 as our net income for the year combined with retained earnings from the preceding two years produced a loss. The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.   PROPERTIES

The following table presents the location and other important information pertaining to the Company’s corporate offices and branch offices as of December 31, 2014:

Location Type	Address	Year Location Established	Approximate Square Footage	Own/Lease
Headquarters/Branch Office(1)	100 North Laura Street Jacksonville, FL 32202	2004	20,547	Lease
Branch Office	10325 San Jose Boulevard Jacksonville, Florida 32257	1998	3,222	Own
Held for sale (former Branch Office)	12740-200 Atlantic Boulevard Jacksonville, FL 32225	2000	2,588	Own
Branch Office(2)	4343 Roosevelt Boulevard Jacksonville, FL 32210	2005	3,127	Lease
Branch Office(3)	7880 Gate Parkway Jacksonville, Florida 32256	2006	9,372	Lease
Branch Office	1315 South 3rd Street Jacksonville Beach, Florida 32250	2010	4,987	Own
Branch Office	560 Atlantic Boulevard Neptune Beach, Florida 32266	2010	2,203	Own
Branch Office(4)	14288 Beach Boulevard Jacksonville, FL 32250	2011	3,883	Lease
Branch Office(5)	1790 Kernan Boulevard Jacksonville, FL 32246	2010	3,120	Own Building/ Lease Land

(1)	The Bank amended its ten-year lease for our headquarters location effective April 25, 2011 to extend the end of the lease term from September 14, 2012 to September 30, 2016. The lease specifies monthly rent of $20.00 per square foot which is subject to annual increases of $0.50 per square foot on October 1st of each year through October 1, 2015. The Bank has five renewal options, each to extend the term of the lease for five years, the first option term commencing on October 1, 2016, and the last option term ending on September 30, 2041. Effective July 3, 2012, the Bank amended this lease to expand the existing office space by approximately 5,732 square feet. The amended lease terms specify monthly rent of $15.00 per square foot annually for the additional office space, with all other terms remaining the same.
(2)	The Bank took occupancy of this branch on November 1, 2005 and opened for business on February 6, 2006. The Bank has a ten-year lease that expires November 1, 2015 for this branch, which specifies rent of $90,000 per annum and is subject to annual increases of 3% on November 1 of each year through November 1, 2015. The Bank has four renewal options, each to extend the term of the lease for five years, the first option term commencing on November 1, 2015, and the last option term ending on November 1, 2035.

JACKSONVILLE BANCORP, INC.

ITEM 2.   PROPERTIES  (Cont.)

(3)	The Bank took occupancy of this branch on January 15, 2006 and opened for business on June 9, 2006. The Bank has a ten-year lease that expires January 13, 2016 for this branch, which specifies rent of $210,870 per annum and is subject to annual increases on the anniversary date to the extent of any percentage change that occurs in the consumer price index for all urban consumers. The Bank has two renewal options, each to extend the term of the lease for five years, the first option term commencing on January 13, 2016, and the last option term ending on January 13, 2026.
(4)	The Bank took occupancy of this branch on July 31, 2011 and opened for business on November 1, 2011. The Bank has a ten-year lease that expires on October 31, 2021 for this branch, which specifies rent of $81,543 per annum and is subject to an increase of 10% on the fifth anniversary of the rent commencement date.
(5)	The Bank took occupancy of this location, originally a branch office, on November 16, 2010 as a result of the merger with ABI. The Bank has a 20-year land only lease that expires August 22, 2022 for this branch, which specifies rent of $75,000 per annum and is subject to a 12.5% increase every five lease years. The Bank has two renewal options, each to extend the term of the lease for ten years, the first option term commencing on August 22, 2022, and the last option term ending on August 22, 2042.

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

The Company’s common stock is traded on the NASDAQ Stock Market under the symbol “JAXB.” There is no public trading market for the Company’s nonvoting common stock.

The Board implemented a 1-for-20 reverse stock split of Bancorp’s outstanding shares of common stock and nonvoting common stock effective October 24, 2013. As a result of the reverse stock split, each 20 shares of issued and outstanding common stock and nonvoting common stock, respectively, were automatically and without any action on the part of the respective holders, combined and reconstituted as one share of the respective class of common equity as of the effective date. Fractional shares resulting from the reverse stock split were rounded up. All share and per share information in this report has been retrospectively adjusted to reflect the common equity 1-for-20 reverse stock split. Please refer to Note 14 – Shareholders’ Equity for additional information related to the reverse stock split.

The following table shows the high and low sale prices of our common stock for each quarter of 2014 and 2013 (as adjusted for the reverse stock split).

Year	Quarter	High	Low
2013	First	$72.00	$16.20
	Second	$31.80	$8.60
	Third	$10.60	$9.60
	Fourth	$13.25	$9.80
2014	First	$12.53	$10.40
	Second	$11.78	$7.45
	Third	$11.01	$9.90
	Fourth	$12.50	$8.85

2015	First (through February 27, 2015)	$12.28	$10.40

As of February 27, 2015, Bancorp had 3,180,300 outstanding shares of common stock held by approximately 413 registered shareholders and 2,614,821 outstanding shares of nonvoting common stock held by 17 registered shareholders.

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

COMPANY PURCHASES OF EQUITY SECURITIES

The Company did not repurchase any shares of its common stock during the last quarter of 2014.

ITEM 6.	SELECTED FINANCIAL DATA

Disclosure under this item is not required as the registrant is a smaller reporting company.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of the financial condition and results of operations represents an overview of the Company’s consolidated financial condition as of December 31, 2014 and 2013 and results of operations for the years ended December 31, 2014 and 2013. This discussion is designed to provide a more comprehensive review of the financial condition and operating results than could be obtained from an examination of the financial statements alone. This analysis should be read in conjunction with the Company’s Consolidated Financial Statements and accompanying notes contained in this Annual Report on Form 10-K.

General

Jacksonville Bancorp, Inc. (“Bancorp”) was incorporated on October 24, 1997 and was organized to conduct the operations of The Jacksonville Bank (the “Bank”). The Bank is a Florida state-chartered commercial bank that opened for business on May 28, 1999, and its deposits are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank provides a variety of community banking services to businesses and individuals in Duval County, Florida, and surrounding communities within St. Johns, Clay and Nassau counties. During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary. Through Fountain Financial, Inc., and our marketing agreement with New England Financial (an affiliate of MetLife), we are able to meet the investment and insurance needs of our customers. On November 16, 2010, Bancorp acquired Atlantic BancGroup, Inc. (“ABI”) by merger, and, on the same date, ABI’s wholly owned subsidiary, Oceanside Bank, merged with and into the Bank. Bancorp, the Bank, and Fountain Financial, Inc. are collectively referred to herein as the “Company.”

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

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

capital to prescribed regulatory levels. As of December 31, 2014 and 2013, the Bank was well-capitalized with total risk-based capital of 14.74% and 14.11% and Tier 1 leverage capital of 10.31% and 9.33%, respectively. During the year ended December 31, 2014 and going forward, the Company intends to maintain the quality of its loan portfolio through the continued reduction of problem assets in a prudent and reasonable manner and to continue to improve the overall credit process including, but not limited to, loan origination disciplines, strict underwriting criteria, and succinct funding and onboarding processes. In addition, the Company will carry on with the repositioning of its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors, and other service industries. During the second quarter of 2014, the Company announced a reduction in workforce of approximately 16%. Affected employees were provided comprehensive severance packages that were paid out in the third quarter of 2014. In October 2014, the Company announced a second reduction to the Bank’s workforce of approximately 10%. Impacted employees were provided comprehensive severance packages that were accrued for in the fourth quarter of 2014 and paid out in the fourth quarter of 2014 through the first quarter of 2015. This action occurred to better align the Company’s processes and procedures with the best industry practices and standards. The total reduction in workforce resulted in the elimination of 32.5 positions at the Bank, or approximately 30% of the workforce, and total restructuring costs of $111 thousand.

To further supplement the Company’s business strategy, the Bank has adopted a philosophy of seeking and retaining the best available personnel for positions of responsibility, who we believe will provide us with a competitive edge in the local banking market. On December 4, 2013, the Company appointed Kendall L. Spencer as President and Chief Executive Officer to provide advanced leadership and commercial banking expertise as well as additional proficiencies in strategic financial planning and execution of operational initiatives. On June 2, 2014, Margaret A. Incandela resigned as Executive Vice President and Chief Credit Officer of the Company and the Bank effective August 29, 2014. Following her resignation, on September 2, 2014, the Company appointed Joseph W. Amy as Executive Vice President and Chief Credit Officer of the Company and the Bank.

Executive Overview

The Company’s performance during the years ended December 31, 2014 and 2013 is reflective of the Company’s strategy to accelerate the disposition of substandard assets on an individual customer basis as well as re-pricing activities in the current low interest rate environment. As a result of these efforts, as well as recent indicators of stabilization in the local real estate markets, the Company recognized reduced provision expense, noninterest expense and a general reduction in substandard assets during the year ended December 31, 2014.

Capital Raise Transactions

During 2012, the Company executed a financial advisory agreement with an investment banking firm to assist in raising capital. Efforts to secure additional equity capital were realized on December 31, 2012, after a bridge financing transaction in September 2012, with the sale of an aggregate of 50,000 shares of the Company’s Mandatorily Convertible, Noncumulative, Nonvoting Perpetual Preferred Stock, Series A (“Series A Preferred Stock”), at a purchase price of $1,000 per share, in the Private Placement. For the year ended December 31, 2012, gross proceeds from the issuance of preferred stock in the amount of $50.0 million, or $45.1 million net of offering expenses, were used for general operating expenses, mainly for the subsidiary bank, to improve capital ratios, and to support the Company’s business strategy going forward.

On February 19, 2013, all of the outstanding shares of the Company’s Series A Preferred Stock automatically converted into an aggregate of 2,382,000 shares of common stock and 2,618,000 shares of nonvoting common stock (the “Conversion”). The Conversion was based on a conversion price of $10.00 per share and a conversion rate of 100 shares of common stock and/or nonvoting common stock for each share of Series A Preferred Stock outstanding. As a result of the Conversion, no shares of the Series A Preferred Stock remained outstanding.

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

September 20, 2013 and resulted in the sale of 104,131 shares of the Company’s common stock for aggregate proceeds of $1.0 million, or $0.9 million net of offering expenses. The public offering expired on October 4, 2013, whereby the Company sold 395,869 shares for an aggregate of $4.0 million, or $3.2 million net of offering expenses. Total net proceeds from the concurrent offerings were used for general operating expenses.

Please refer to Note 2 – Capital Raise Transactions in the accompanying notes to the Consolidated Financial Statements for additional information related to the Company’s recent capital raise activities.

Reverse Stock Split

Bancorp’s Board of Directors implemented a 1-for-20 reverse stock split of Bancorp’s outstanding shares of common stock and nonvoting common stock effective October 24, 2013. As a result of the reverse stock split, each 20 shares of issued and outstanding common stock, par value $0.01 per share, and nonvoting common stock, par value $0.01 per share, respectively, were automatically and without any action on the part of the respective holders combined and reconstituted as one share of the respective class of common equity as of the effective date. Consequently, the aggregate par value of common stock and nonvoting common stock eliminated in the reverse stock split was reclassed on the Company’s Consolidated Balance Sheets from the respective class of common equity to additional paid-in capital. Additional adjustments were made to the aforementioned accounts as a result of rounding to avoid the existence of fractional shares. All share and per share information has been retrospectively adjusted to reflect the common equity 1-for-20 reverse stock split.

Comparison of Financial Condition and Operating Results

Comparison of Financial Condition as of December 31, 2014 and December 31, 2013

Total assets decreased $18.7 million, or 3.7%, from $507.03 million as of December 31, 2013 to $488.6 million as of December 31, 2014. The Company experienced a decrease in cash and cash equivalents largely as a result of a reduction in federal funds sold of $22.9 million, a decrease in securities available-for-sale of $7.1 million, and a decrease in bank-owned life insurance of $1.1 million. These amounts were slightly offset by an increase in net loans of $5.7 million and other real estate owned of $1.0 million during the year ended December 31, 2014.

Investment securities available-for-sale decreased $7.1 million, or 8.4%, from $84.8 million as of December 31, 2013 to $77.6 million as of December 31, 2014. During the year ended December 31, 2014, the Company purchased $10.3 million in securities and received $17.7 million in proceeds from principal repayments, maturities and calls. The remaining variance is due to the change in fair market value during the same year-to-date period.

Total deposits decreased by $19.2 million, or 4.4%, during the year ended December 31, 2014, from $435.0 million as of December 31, 2013 to $415.8 million as of December 31, 2014. The following is an explanation of the changes in each of the major deposit categories during the year ended December 31, 2014:

•	Noninterest-bearing deposits increased $7.1 million, or 7.0%. This represents 25.9% of total deposits as of December 31, 2014;
•	Money market, NOW and savings deposits decreased $13.4 million, or 7.1%, due to the strategic pricing of this deposit category in conjunction with liquidity management; and
•	The time deposit portfolio decreased by $12.9 million, or 8.8%, driven primarily by a $20.0 million reduction in local CDs, and $2.2 million reduction in brokered CDs, offset by an increase of $9.3 million in national CDs.

FHLB advances and other borrowings decreased $2.5 million, or 12.5%, during the year ended December 31, 2014 from $20.2 million as of December 31, 2013 to $17.6 million as of December 31, 2014. This was due to an advance that matured in the second quarter of 2014.

Total shareholders’ equity increased during the year ended December 31, 2014, from $33.9 million as of December 31, 2013 to $37.1 million as of December 31, 2014. This increase was attributable to an increase in accumulated comprehensive income of $1.2 million and net income for the year ended December 31, 2014 of $1.9 million. Accumulated comprehensive income decreased primarily based on changes in interest rates during 2014.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

The following table presents the Company’s return on equity and assets for the years ended December 31, 2014 and 2013, respectively:

	2014	2013
Return on average assets	0.39%	(0.18)%
Return on average equity	5.46%	(2.86)%
Average equity to average assets	7.09%	6.41%

Comparison of Operating Results for the Years Ended December 31, 2014 and 2013

Net Income (Loss)

The Company had net income of $1.9 million for the year ended December 31, 2014, compared to a net loss of $960 thousand in 2013.

On a diluted per share basis, the Company had net income available to common shareholders of $0.33 for the year ended December 31, 2014, compared to a net loss of $(6.83) for the same period in the prior year. For the year ended December 31, 2013, the Company recorded a net loss of $960 thousand with an additional net loss available to common shareholders in the amount of $31.5 million as a result of the noncash, implied preferred stock dividend recognized in conjunction with the Company’s 2012 capital raise transactions. This increase resulted in a greater net loss available to common shareholders of $32.4 million for the year ended December 31, 2013 and an anti-dilutive impact of stock options as it pertained to the Company’s weighted average common shares outstanding for the same period.

Net Interest Income

Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $17.9 million for the year ended December 31, 2014, compared to $18.7 million for the same period in 2013.

Total interest income decreased $1.8 million for the year ended December 31, 2014 when compared to the same period in 2013. This decrease was primarily driven by a decrease in average earning assets, in particular, average loan balances which declined by $12.0 million when compared to the same period in the prior year, as well as a decrease in the yield on loans of 26 basis points from 5.49% for the year ended December 31, 2013 to 5.23% for the year ended December 31, 2014.

Total interest expense for the years ended December 31, 2014 and 2013 was $3.3 million and $4.2 million, respectively. The average cost of interest-bearing liabilities decreased 16 basis points to 0.92% for the year ended December 31, 2014, compared to 1.08% for the same period in 2013. The overall decrease in the average cost of interest-bearing deposits reflects an ongoing reduction in interest rates paid on deposits as a result of the re-pricing activities in the current low interest rate environment coupled with an increase in average noninterest-bearing deposits to $105.1 million for the year ended December 31, 2014, compared to $95.7 million for the same period in the prior year.

The net interest margin remained relatively flat at 3.75% for the year ended December 31, 2014 compared to 3.74% for the year ended December 31, 2013. The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and evaluates rates paid on its core deposits to ensure they remain competitive in the local market environment.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Average Balance Sheet; Interest Rates and Interest Differential

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

	2014			2013
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans(1)	$371,217	$19,398	5.23%	$383,197	$21,043	5.49%
Securities available-for-sale:
Taxable	75,147	1,215	1.62	76,554	1,186	1.55
Tax-exempt(2)	7,601	351	4.62	12,771	556	4.35
Other interest-earning assets(3)	22,226	164	0.74	28,743	148	0.51
Total interest-earning assets	476,191	21,128	4.44	501,265	22,933	4.58
Noninterest-earning assets(4)	22,256			21,213
Total assets	$498,447			$522,478
Interest-bearing liabilities:
Savings deposits	$9,920	$16	0.16%	$9,761	$25	0.26%
NOW deposits	28,224	24	0.09	23,019	22	0.10
Money market deposits	149,939	572	0.38	159,976	917	0.57
Time deposits	132,233	1,507	1.14	159,692	1,938	1.21
FHLB advances	19,384	274	1.41	20,000	300	1.50
Federal Reserve and other borrowings(8)	25	44	—	1,775	171	9.63
Subordinated debt	16,184	822	5.08	16,121	829	5.14
Other interest-bearing liabilities(5)	—	—	—	3	—	—
Total interest-bearing liabilities	355,909	3,259	0.92	390,347	4,202	1.08
Noninterest-bearing liabilities	107,203			98,616
Shareholders' equity	35,335			33,515
Total liabilities and shareholders' equity	$498,447			$522,478
Net interest income		$17,869			$18,731
Interest rate spread(6)			3.52%			3.50%
Net interest margin(7)			3.75%			3.74%
Ratio of average interest-earning assets to average interest-bearing liabilities	1.34			1.28

(1)	Average loans include nonperforming loans. Interest on loans included loan fees (in thousands) of $224 and $223 for the years ended December 31, 2014 and 2013, respectively.
(2)	Interest income and rates do not include the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax-exempt interest on tax-exempt investment securities to a fully taxable basis.
(3)	Includes federal funds sold.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes federal funds purchased.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.
(8)	Federal Reserve and other borrowings include loans from related parties that pay an annual rate of interest equal to 8% on a quarterly basis of the amount outstanding or an unused revolver fee calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.

Impact of Inflation and Changing Prices

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

Rate/Volume Analysis:

The following table sets forth certain information regarding changes in interest income and interest expense for the years ended December 31, 2014 and 2013. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in rate (change in rate multiplied by prior volume), (ii) changes in volume (change in volume multiplied by prior rate), and (iii) changes in rate-volume (change in rate multiplied by change in volume).

	Increase (Decrease) Due to(1)
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Loans	$(1,000)	$(645)	$(1,645)
Securities available-for-sale:
Taxable	51	(22)	29
Tax-exempt	32	(237)	(205)
Other interest-earning assets	60	(44)	16
Total interest-earning assets	$(857)	$(948)	$(1,805)
Interest-bearing liabilities:
Savings deposits	$(9)	$—	$(9)
NOW deposits	(3)	5	2
Money market deposits	(291)	(54)	(345)
Time deposits	(114)	(318)	(432)
FHLB advances	(17)	(9)	(26)
Federal Reserve and other borrowings	(41)	(85)	(126)
Subordinated debt	(10)	3	(7)
Other interest-bearing liabilities	—	—	—
Total interest-bearing liabilities	$(485)	$(458)	$(943)
Net change in net interest income	$(372)	$(490)	$(862)

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each component.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Provision for Loan Losses

The provision for loan losses is charged to earnings to bring the total allowance to a level deemed appropriate by management and is based upon, among others, the volume and type of lending conducted by the Company, the amount of nonperforming loans, and general economic conditions, particularly as they relate to the Company’s market areas, and other factors related to the collectability of the Company’s loan portfolio. The provision for loan losses was $287 thousand and $815 thousand for the years ended December 31, 2014 and 2013, respectively. The Company had net loan charge-offs of $1.7 million in 2014, compared to $5.3 million during 2013.

Management believes that the allowance for loan losses of $14.4 million as of December 31, 2014 is adequate to absorb probable incurred credit losses in the portfolio as of that date.

Noninterest Income and Noninterest Expense

Noninterest income was $2.0 million and $1.8 million for the years ended December 31, 2014 and 2013, respectively. For the year ended December 31, 2014, the Company recorded a gain of $0.5 million from bank-owned life insurance due to life insurance benefits received in excess of cash surrender value from the death of a former employee. Included in Other Income for the year ended December 31, 2013, the Company recorded a net gain of $0.4 million from the sale of municipal securities, mortgage-backed securities – residential and collateralized mortgage obligations. There were no such gains recognized during the same period in the current year.

Noninterest expense decreased to $17.7 million for the year ended December 31, 2014, compared to $20.6 million for the same period in 2013. This decrease was mainly due to a decrease in professional fees of $0.5 million from the prior year, mainly related to audit and legal fees that were higher in 2013 as the result of a special shareholders’ meeting held in 2013, and a decrease in OREO expenses of $1.4 million as well as loan related expenses of $0.4 million as a result of the Company’s execution of its ongoing strategy to reduce problem loans. The remainder of the components of noninterest expense remained relatively flat period-over-period.

Income Tax Expense (Benefit)

There was no tax expense/benefit for the year ended December 31, 2014 and 2013. The Company recorded a full valuation allowance on the Company’s deferred tax asset as of December 31, 2011. This was substantially due to the fact that it was more-likely-than-not that the benefit would not be realized in future periods due to Section 382 of the Internal Revenue Code. Based on an analysis performed as of December 31, 2014 and 2013, respectively, it was determined that the need for a full valuation allowance still existed.

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

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

The following table sets forth the amortized costs and fair value of the Company’s investment securities portfolio as of December 31, 2014 and 2013:

	2014		2013
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
U.S. government-sponsored entities and agencies	$7,019	$7,157	$8,343	$8,396
State and political subdivisions	6,535	7,060	7,762	8,037
Mortgage-backed securities - residential	30,454	31,360	32,709	33,225
Collateralized mortgage obligations	29,306	28,962	32,791	31,978
Corporate Bonds	3,025	3,094	3,037	3,135
Total	$76,339	$77,633	$84,642	$84,771

As of December 31, 2014 and 2013, the Company’s investment securities portfolio did not include any securities classified as held-to-maturity or trading.

The following table sets forth, by maturity distribution, certain information pertaining to the fair value of securities as of December 31, 2014. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities – residential and collateralized mortgage obligations, are categorized by stated maturity as of December 31, 2014, which is based on the last date on which the principal from the collateral could be paid.

	Within One Year		One to Five Years		Five to Ten Years
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government-sponsored entities and agencies	$—	—%	$—	—%	$2,326	2.24%
State and political subdivisions(1)	—	—	380	4.67	530	4.25
Mortgage-backed securities - residential	—	—	160	5.43	17,354	2.70
Collateralized mortgage obligations	—	—	—	—	2,284	2.84
Corporate bonds	504	3.20	1,590	3.30	999	1.23
Total	$504	3.20	$2,130	4.64	$23,493	2.70
	Beyond Ten Years		Total
	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. government-sponsored entities and agencies	$4,832	1.16%	$7,157	1.64%
State and political subdivisions(1)	6,151	4.54	7,060	4.53
Mortgage-backed securities - residential	13,846	2.89	31,360	2.97
Collateralized mortgage obligations	26,677	1.85	28,962	1.92
Corporate bonds	—	—	3,094	2.87
Total	$51,506	2.63	$77,633	2.82

(1)	Yields on tax exempt obligations do not include the effects of a tax equivalent adjustment using a federal tax rate of 34%.

Loan Portfolio Composition

The Company has divided the loan portfolio into three portfolio segments, each with different risk characteristics and methodologies for assessing risk. The three portfolio segments include commercial loans, real estate mortgage loans,

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

and consumer and other loans. Real estate mortgage loans are typically segmented into three classes: commercial real estate, residential real estate, and construction and land development.

Due to the nature of our primary operating markets and the borrowing needs of both retail and commercial customers, the Company’s loan portfolio has always had significant exposure to real estate mortgage loans and loans secured by commercial real estate. As of December 31, 2014 and 2013, respectively, commercial real estate mortgage (“CRE”) loans represented the largest class of loans within our portfolio which amounted to $222.5 million, or 59.3% of total loans, and $223.2 million, or 60.2% of total loans. Residential real estate mortgage loans comprised the second largest class of loans, which amounted to $71.0 million, or 18.9% of total loans, and $71.2 million, or 19.2% of total loans, respectively, as of the same dates. These portfolio concentrations expose the Company to elevated risks of loss due to similar risks of the assets and underlying collateral. As a result, the Company must maintain higher reserves reflected in the allowance for loan losses and increased capital levels to offset earnings and capital volatility associated with adverse changes in the real estate markets. Management believes its long-term experience in CRE lending, underwriting policies, internal controls and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are appropriate to manage these concentrations as required by current regulatory guidance.

The following table sets forth the composition of our loan portfolio as of December 31, 2014 and 2013.

	2014		2013
(Dollars in thousands)	Total Loans	% of Total Loans	Total Loans	% of Total Loans
Commercial loans	$57,876	15.4%	$43,855	11.8%
Real estate mortgage loans:
Residential	71,002	18.9	71,192	19.2
Commercial	222,468	59.3	223,182	60.2
Construction and land	22,319	6.0	30,355	8.2
Consumer and other loans	1,489	0.4	2,041	0.6
Total	375,154	100.0%	370,625	100.0%
Less:
Net deferred loan fees	(498)		(273)
Allowance for loan losses	(14,377)		(15,760)
Loans, net	$360,279		$354,592

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

The following table reflects the contractual principal repayments of our loan portfolio, by maturity period, as of December 31, 2014:

(Dollars in thousands)	Less than One Year	One to Five Years	Greater than Five Years	Total
Commercial loans	$23,918	$19,201	$14,757	$57,876
Real estate mortgage loans:
Residential	21,903	25,821	23,278	71,002
Commercial	31,961	101,596	88,911	222,468
Construction and land	3,600	12,499	6,220	22,319
Consumer and other loans	526	794	169	1,489
Total	$81,908	$159,911	$133,335	$375,154
Loans with:
Fixed interest rates	$33,002	$145,267	$126,920	$305,189
Variable interest rates	48,906	14,644	6,415	69,965
Total	$81,908	$159,911	$133,335	$375,154

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

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

risk that the Company will be unable to eventually collect or realize their full carrying value. The Company’s nonperforming loans, other real estate owned and troubled debt restructurings as of December 31, 2014 and 2013 were as follows:

(Dollars in thousands)	2014	2013
Nonperforming loans:
Commercial	$21	$304
Real estate mortgage loans
Residential	1,151	3,716
Commercial	7,408	7,105
Construction and land	574	5,517
Consumer loans and other	28	366
Loans past due over 90 days still on accrual	—	—
Total nonperforming loans(1)	9,182	17,008
Other real estate owned, net	4,061	3,078
Total nonperforming assets	$13,243	$20,086
Performing loans classified as troubled debt restructurings	$8,585	$6,542
Nonperforming loans classified as troubled debt restructurings(1)	2,209	5,993
Total loans classified as troubled debt restructuring	$10,794	$12,535
Nonperforming loans as a percent of gross loans	2.45%	4.59%
Nonperforming loans and other real estate owned as a percent of total assets	2.71%	3.95%

(1)	Amounts shown are also included in the total nonperforming loans above.

As shown in the table above, nonperforming assets have decreased to $13.2 million as of December 31, 2014 from $20.1 million as of December 31, 2013. The largest contributor to this decrease was the continued reduction of nonperforming loans which decreased $7.8 million during the year ended December 31, 2014. The general reduction of nonperforming loans and nonperforming assets during 2014 was due to the Company’s ongoing strategy to accelerate the disposition of substandard assets on an individual customer basis. The Company anticipates that the disposition of substandard assets, which includes OREO, will continue in future periods as deemed prudent and reasonable.

From time to time, the Bank may utilize an interest reserve for a borrower’s future interest payments to ensure the payments remain current through maturity. As of December 31, 2014, the Bank had $1.3 million in loans where such a reserve existed. As of December 31, 2013, there were no loans with an attached interest reserve.

Loans are deemed impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms. Impaired loans as of December 31, 2014 and 2013 were $16.1 million and $20.5 million, respectively, which represent a decrease of $4.4 million during 2014. Total impaired loans as of December 31, 2014 and 2013 include nonperforming loans of $8.3 million and $13.9 million, respectively, and loans acquired from the merger with ABI of $2.5 million and $1.4 million as of the same dates.

During the normal course of business, the Company may restructure or modify the terms of a loan for various reasons. The restructuring of a loan is considered a troubled debt restructuring (“TDR”) if both (i) the borrower is experiencing financial difficulties and (ii) a concession was granted that otherwise would not have occurred under normal circumstances. As of December 31, 2014, the Company had loan balances of $10.8 million for customers whose loans were classified as troubled debt restructurings; such loans were included in the impaired loans balance

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

as of the same date. Of the total loans classified as troubled debt restructurings, $1.3 million were classified as troubled debt restructurings with collateral shortfalls. The Company has allocated $0.4 million of its allowance for loan losses to customers whose loan terms have been modified as troubled debt restructurings with collateral shortfalls which was the entire allowance for loan losses for all loans classified as troubled debt restructurings.

As of December 31, 2013, the Company had loan balances of $12.5 million for customers whose loans were classified as troubled debt restructurings; such loans were included in the impaired loans balance as of the same date. Of the total loans classified as troubled debt restructurings, $1.3 million were classified as troubled debt restructurings with collateral shortfalls. The Company had allocated $0.6 million of its allowance for loan losses to customers whose loan terms have been modified as troubled debt restructurings with collateral shortfalls and $0.3 million to the remaining troubled debt restructurings included in the impaired loans balance as of December 31, 2013.

All borrowers whose loans were modified as TDRs during the years ended December 31, 2014 and 2013 were experiencing financial difficulties. The TDRs that occurred during the year ended December 31, 2014 included one, or a combination, of the following: (i) reduced fixed interest rate through maturity and an advance to cover a deficiency from sale of a separate foreclosed property, (ii) change from principal and interest payments to interest only payments for a limited period of time, (iii) reduced principal and interest payments through maturity, (iv) change from variable rate interest only payments through maturity to fixed rate interest only payments for a limited period of time and reduced principal and interest payments through maturity, (v) change from variable rate interest only payments through maturity to fixed rate and reduced principal and interest payments through maturity, (vi) proposed forgiveness of principal contingent upon the satisfaction of the modified terms, (vii) extension of maturity date with an amortization amount beyond market terms, (viii) forgiveness of principal, or (ix) modification of terms as a result of a Chapter 11 bankruptcy court approved plan. As of December 31, 2014, the Company had extended additional credit of $245 thousand to customers whose loans were classified as troubled debt restructurings.

The TDRs that occurred during the year ended December 31, 2013 included one, or a combination, of the following: (i) a forbearance of payments for a limited period of time, (ii) a change in payment terms from principal and interest to interest only payments for a limited period of time or through maturity, (iii) reduced principal and interest payments through maturity, (iv) a reduction in the stated interest rate for a limited period of time or through maturity, (v) the assumption of additional debt to protect the Bank’s collateral position, (vi) forgiveness of principal, or (vii) proposed forgiveness of principal contingent upon the satisfaction of the modified terms. Modifications involving a reduction of the stated interest rate of the loan were for a limited period of time, and modifications involving interest-only payments were also for a limited period of time. Principal forgiven in the amount of $565 thousand was offset by existing reserves from purchase accounting adjustments in the amount of $545 thousand which resulted in a net charge-off of $20 thousand. As of December 31, 2013, the Company had extended additional credit of $483 thousand to customers whose loans were classified as troubled debt restructurings.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the years ended December 31, 2014 and 2013. These loans had a total recorded investment of $12.1 million and $7.3 million as of December 31, 2014 and 2013, respectively, and involved loans to borrowers who were not experiencing financial difficulties. Modifications to terms included one, or a combination of, the following: (i) allowing the borrowers to make interest-only payments for a limited period of time, (ii) adjusting the interest rate to a market interest rate through maturity, (iii) extension of interest-only payments for a limited period of time, (iv) extension of maturity date, or (v) extension of amortization period.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

Loans past due still accruing interest as of December 31, 2014 and 2013 were as follows:

(Dollars in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
December 31, 2014
Commercial loans	$218	$—	$—	$218
Real estate mortgage loans:
Residential	848	527	—	1,375
Commercial	4,894	—	—	4,894
Construction and land	—	—	—	—
Consumer and other loans	269	—	—	269
Total	$6,229	$527	$—	$6,756
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
December 31, 2013
Commercial loans	$—	$—	$—	$—
Real estate mortgage loans:
Residential	287	13	—	300
Commercial	2,558	2,775	—	5,333
Construction and land	—	118	—	118
Consumer and other loans	95	11	—	106
Total	$2,940	$2,917	$—	$5,857

The increase in total loans past due still accruing interest to $6.8 million as of December 31, 2014 from $5.9 million as of December 31, 2013 was primarily due to one large commercial real estate loan that was between 30-59 days past due on December 31, 2014 and became current at the beginning of 2015.

General improvements in our credit quality include, but are not limited to, the year-over-year reduction in adversely classified loans to $21.1 million as of December 31, 2014 as compared to $30.1 million as of December 31, 2013. As of the same dates, total adversely classified loans included loans acquired in the merger with ABI of $7.2 million and $9.2 million, respectively. Adversely classified loans from ABI as of December 31, 2014 and 2013 are net of a fair value adjustment of $0.6 million and $0.8 million, respectively, which represented 8.2% and 8.0% of gross contractual amounts receivable as of the same dates. Of the total adversely classified loans, $9.2 million and $17.0 million were nonperforming loans as of December 31, 2014 and 2013, respectively.

All adversely classified loans are monitored closely and the majority of these loans are collateralized by real estate. The Company critically evaluates all requests for additional funding on classified loans to determine whether the borrower has the capacity and willingness to repay. Any requests of this nature require concurrence by the Directors’ Loan Committee of the Bank’s Board.

The Company purchased loans in its acquisition of ABI, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually-required payments would not be collected. Loans acquired with deteriorated credit quality are included in our various disclosures of credit

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

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

(Dollars in thousands)	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total
December 31, 2014
Nonaccrual	$9,182	$3,093	$885	9.6%
Past Due	14,488	4,490	962	6.6
Special Mention	11,184	348	329	2.9
Substandard	21,139	7,167	2,565	12.1
Doubtful	—	—	—	—
Total	$32,323	$7,515	$2,894	9.0
	Total Loans	Loans Acquired from ABI	Loans Acquired from ABI with Deteriorated Credit Quality	% of Total
December 31, 2013
Nonaccrual	$17,008	$4,537	$3,099	18.2%
Past Due	19,460	2,963	2,709	13.9
Special Mention	16,814	711	687	4.1
Substandard	30,131	9,170	4,434	14.7
Doubtful	—	—	—	—
Total	$46,945	$9,881	$5,121	10.9

The Company has experienced a continued reduction in loans acquired from ABI with deteriorated credit quality during the year ended December 31, 2014 from the year ended December 31, 2013. During the year ended December 31, 2014, the Company experienced an overall reduction in loans acquired from ABI with deteriorated credit quality in terms of the recorded investment in such loans and as a percentage of total loans. The credit metrics shown in the table above have been heavily impacted by the Company’s ongoing strategy to dispose of substandard assets.

Loans acquired from ABI with deteriorated credit quality continue to be impacted by the volatility of collateral values as well as the economic environment that has impacted our customers’ ability to meet their loan obligations. When comparing the percentage of total special mention, substandard and doubtful loans acquired from ABI with deteriorated credit quality to total loans as of December 31, 2014 and 2013, indicators of stability in the local real estate markets have contributed to a reduced percentage of 9.0% as of December 31, 2014 compared to 10.9% as of December 31, 2013, among other Company-specific factors discussed in the previous paragraph.

The same criteria used for all Company loans greater than 90 days past due and accruing interest applies to loans acquired with deteriorated credit quality. Loans acquired with deteriorated credit quality will be placed on nonaccrual status if the amount and timing of future cash flows cannot be reasonably estimated or if repayment of the loan is expected to be from collateral that has become deficient. As of December 31, 2014 and 2013, we had loans acquired from ABI with deteriorated credit quality on nonaccrual in the amount of $0.9 million and $3.1 million, respectively.

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

It is the Bank’s policy to obtain updated third-party appraisals on all OREO and real estate collateral on substandard loans on, at least, an annual basis. Value adjustments are often made to appraised values on properties for which the existing appraisal is approximately one-year old at period-end. Occasionally, at period-end, an updated appraisal has been ordered, but not yet received, on a property for which the existing appraisal is approaching one-year old. In this circumstance, an adjustment is typically made to the existing appraised value to reflect the Bank’s best estimate of the change in the value of the property, based on evidence of changes in real estate market values derived by the review of current appraisals received by the Bank on similar properties. In the current environment, virtually all such adjustments to value are downward due to the overall reduction in real estate values over the last two years in the Bank’s market area. Real estate values in the Bank’s market area have experienced significant deterioration over the last several years. However, the expectation for further deterioration for all property types appears to be leveling off with recent indicators of stabilization in the market. On at least a quarterly basis, management reviews several factors, including underlying collateral, and writes down impaired loans to their net realizable value.

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

The allowance for loan losses amounted to $14.4 million and $15.8 million as of December 31, 2014 and 2013, respectively. Based on an analysis performed by management as of December 31, 2014, the allowance for loan losses was considered to be appropriate to absorb probable incurred credit losses in the portfolio as of that date. However, management’s judgment is based upon a number of assumptions about future events, which are believed to be reasonable, but which may or may not prove valid. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that significant additional increases in the allowance for loan losses will not be required.

Activity in the allowance for loan losses by portfolio segment for the years ended December 31, 2014 and 2013 was as follows:

(Dollars in thousands)	2014	2013
Allowance at beginning of period	$15,760	$20,198
Charge-offs:
Commercial loans	347	140
Real estate mortgage loans	2,599	5,536
Consumer and other loans	476	176
Total charge-offs	3,422	5,852
Recoveries:
Commercial loans	47	93
Real estate mortgage loans	1,681	459
Consumer and other loans	24	47
Total recoveries	1,752	599
Net charge-offs	1,670	5,253

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)
(Dollars in thousands)	2014	2013
Provision for loan losses charged to operating expenses:
Commercial loans	377	194
Real estate mortgage loans	(841)	185
Consumer and other loans	751	436
Total provision	287	815
Allowance at end of period	$14,377	$15,760

The overall decrease in the allowance for loan losses as of December 31, 2014 compared to December 31, 2013 was driven by general improvements in the economic conditions in the market area that the Company operates. This is evidenced by reduced charge-offs of $3.4 million for the year ended December 31, 2014 as compared to $5.9 million for the year ended December 31, 2013 as well as increased recoveries of $1.8 million for the year ended December 31, 2014 as compared to $0.6 million for the year ended December 31, 2013. Additionally, for the period ended December 31, 2014, there was a decrease in the number of loans as well as the amount of allowance needed on loans individually evaluated for impairment. The decrease was slightly offset by an increase in the allowance needed on loans collectively evaluated for impairment due to an overall increase in the respective loan balances.

The following table presents information regarding the total allowance for loan losses as well as the allocation of such amounts by portfolio segment as of December 31, 2014 and 2013.

	2014		2013
(Dollars in thousands)	Total Allowance	% of Total	Total Allowance	% of Total
Commercial loans	$1,291	9.0%	$1,215	7.7%
Real estate mortgage loans	12,161	84.6	13,919	88.3
Consumer and other loans	925	6.4	626	4.0
Total	$14,377	100.0%	$15,760	100.0%

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

From December 31, 2013 to December 31, 2014, the following changes occurred in relation to our current qualitative factors:

•	Changes in volume and severity of past due, special mention substandard and nonaccrual loans;
•	Levels of and trends in charge-offs and recoveries;
•	Changes in economic and business conditions; and
•	Changes in underlying collateral values.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

As of December 31, 2014 and 2013, the allowance for loan losses from loans collectively evaluated for impairment was $13.8 million and $13.2 million, respectively. The following table presents the total weighted average qualitative factors, by percentage and amount, for loans collectively evaluated for impairment as of the same dates.

	Weighted Average Qualitative Factors
	2014		2013
(Dollars in thousands)	Percentage	Amount	Percentage	Amount
Loans collectively evaluated for impairment:
Commercial loans	1.30%	$731	1.30%	$540
Real estate mortgage loans	1.08	2,696	1.18	2,859
Consumer and other loans	1.58	17	1.60	19

As part of the Company’s allowance for loan losses policy, loans acquired from ABI with evidence of deteriorated credit quality were included in our evaluation of the allowance for loan losses for each period. For loans acquired with deteriorated credit quality, if the loss was attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill. If not, the additional deterioration was recorded as additional provision expense with a corresponding increase to the allowance for loan losses. Following the conclusion of the measurement period, any additional impairment above the current carrying discount was recorded as additional provision for loan loss expense with a corresponding increase to the allowance for loan losses. As of December 31, 2014 and 2013, there were none and $1.3 million, respectively, of loans acquired from ABI with evidence of deteriorated credit quality where additional deterioration was identified above the initial estimated deterioration.

For loans acquired with deteriorated credit quality that were deemed troubled debt restructurings prior to the Company’s acquisition of them, these loans were not considered troubled debt restructurings as they were accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Subsequent to the acquisition, the same criteria used for all other loans applied to loans acquired with deteriorated credit quality and their treatment as troubled debt restructurings. Since the acquisition, there has been one acquired loan with deteriorated credit quality that was deemed a troubled debt restructuring. This loan was modified as a troubled debt restructuring during 2012 and had a recorded investment of $801 thousand and $522 thousand as of December 31, 2014 and 2013, respectively.

Based on the results of an analysis performed by management as of December 31, 2014, the allowance for loan losses was considered adequate to absorb probable incurred credit losses in the portfolio as of that date. As more fully discussed in the “Critical Accounting Policies” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates and judgments. Actual results may differ significantly from these estimates and judgments.

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

The following table presents information regarding total deposits as well as the percentage of such amounts by deposit category as of December 31, 2014 and 2013.

	2014		2013
(Dollars in thousands)	Total Deposits	% of Total	Total Deposits	% of Total
Demand deposits	$107,840	25.9%	$100,788	23.2%
Savings deposits	9,891	2.4	9,510	2.2
NOW deposits	29,295	7.1	24,867	5.7
Money market deposits	135,507	32.6	153,708	35.3
Time deposits	133,223	32.0	146,093	33.6
Total deposits	$415,756	100.0%	$434,966	100.0%

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

The following table shows the distribution of, and certain other information related to, our deposit accounts by category as of December 31, 2014 and 2013:

	2014		2013
(Dollars in thousands)	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Demand deposits	$105,063	0.00%	$95,740	0.00%
Savings deposits	9,920	0.16	9,761	0.26
NOW deposits	28,224	0.09	23,019	0.10
Money market deposits	149,939	0.38	159,976	0.57
Time deposits	132,233	1.14	159,692	1.21
Total deposits	$425,379	0.50	$448,188	0.65

The following table represents the maturity distribution of the Company’s time deposits as of December 31, 2014:

	Time Deposits
(Dollars in thousands)	Greater than $100,000	Less than $100,000	Total
Due in:
Three months or less	$31,255	$11,556	$42,811
More than three months to six months	9,918	3,928	13,846
More than six months to one year	19,416	7,649	27,065
More than one year to three years	36,726	10,464	47,190
More than three years to five years	1,773	538	2,311
More than five years	—	—	—
Total	$99,088	$34,135	$133,223

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

Cash Flows from Operating Activities

Net cash from operating activities was $2.1 million and $1.6 million for the years ended December 31, 2014 and 2013, respectively. Net cash from operating activities during 2014 was primarily impacted by net income of $1.9 million, as adjusted for (i) net accretion of purchase accounting adjustments of $1.1 million, (ii) provision for loan losses of $0.3 million, (iii) premium amortization for securities, net of accretion of $0.9 million, and

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

(iv) depreciation and amortization of $0.7 million. Net cash from operating activities during 2013 was primarily impacted by net loss of $1.0 million, as adjusted for (i) provision for loan losses of $0.8 million, (ii) the write-down of other real estate owned of $1.1 million, (iii) net accretion of purchase accounting adjustments of $1.5 million, and (iv) premium amortization for securities, net of accretion of $1.0 million.

Cash Flows from Investing Activities

Net cash from investing activities was $3.6 million and $19.7 million for the years ended December 31, 2014 and 2013, respectively. The decrease in net cash flows from investing activities for 2014 as compared to 2013 was primarily due to an increase in net loan cash outflow of $27.6 million as well as a decrease in cash inflow from proceeds from the sale of other real estate owned of $5.4 million. This was offset by an increase in cash inflows of $12.2 million from net activities pertaining to our available-for-sale securities.

Cash Flows from Financing Activities

Net cash used for financing activities was $21.7 million and $53.1 million for the years ended December 31, 2014 and 2013, respectively. Net cash flows from financing activities are primarily driven by inflow/outflow activities related to deposit balances. The net change in deposits for the years ended December 31, 2014 and 2013 was $19.2 million and $55.0 million, respectively. For the year ended December 31, 2014, there was a cash outflow of $2.5 million for repayment of Federal Home Loan Bank fixed rate advances.

Capital Resources

The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows. The primary internal sources of liquidity include principal and interest payments on loans, proceeds from maturities and monthly payments on the balance of the investment securities portfolio, and the Company’s overnight position with federal funds sold. As of December 31, 2014 and 2013, the Company had available-for-sale securities of $77.6 million and $84.8 million, respectively. Of these amounts, $6.8 million and $7.2 million represented securities pledged to secure the available “Borrower in Custody” line of credit with the Federal Reserve Bank and serve as collateral required by the State of Florida. During the years ended December 31, 2014 and 2013, the Company received proceeds from maturities, paydowns, and calls of investment securities of $17.7 million and $22.0 million, respectively. If the need should arise, the Company also has the ability to convert marketable securities into cash or access new or existing sources of incremental funds.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national and brokered market deposits.

In the second quarter of 2014, the Bank moved the majority of its correspondent bank activity to the Federal Reserve Bank. As of December 31, 2014, the Bank had unsecured federal funds purchased accommodations with its correspondent banks totaling $19.5 million, all of which was available on that date. Availability of funds under the unsecured federal funds purchased accommodations are based on the Company’s capital adequacy as of that date; therefore, total funds available under these accommodations could fluctuate period-over-period.

In addition, the Bank has invested in FHLB stock for the purpose of establishing a line of credit with FHLB. This line is collateralized by a lien arrangement on the Bank’s first mortgage loans, second mortgage loans and commercial real estate loans. Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $52.0 million as of December 31, 2014 and had borrowed $17.5 million, leaving $34.5 million available as of the same date. Eligible borrowings under this line of credit as of December 31, 2013 were $26.7 million with remaining funds available of $6.7 million as of the same date. The Bank also has a “Borrower in Custody” line of credit with the Federal Reserve Bank that utilizes excess loan collateral and pledged municipal securities in the amount of $5.2 million and $5.7 million as of December 31, 2014 and 2013, respectively. The amount of this line as of December 31, 2014 and 2013 was $24.4 million and $24.9 million, respectively, all of which was available as of the respective dates. While these lines of credit were available to the Company as of December 31, 2014, they do not represent legal commitments to extend credit.

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

To supplement liquidity needs, the Bank also has access to the non-brokered national and brokered deposit markets. As of December 31, 2014 and 2013, the Bank had national CDs in the amount of $68.0 million and $58.7 million, respectively, and brokered CDs in the amount of $8.3 million and $10.4 million as of the same dates. Our ability to utilize brokered CDs and the rates we can pay on deposits will be limited if the Bank fails to remain well capitalized for regulatory purposes.

During the years ended December 31, 2012 and 2011, Bancorp entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties. The total borrowing capacity under the Revolvers was $2.2 million as of December 31, 2014 and 2013. Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding. To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding. The Revolvers mature on January 1, 2015. There were no amounts outstanding under the Revolvers as of December 31, 2014, with $2.2 million remaining available as of the same date.

Please refer to Note 9 – Related Party Transactions in the accompanying notes to the Consolidated Financial Statements for additional information related to the reduced availability under the Revolvers. In recent years, Bancorp has depended on the Revolvers, which have now matured, in addition to cash on hand and net proceeds from capital raise activities, to pay its operating and interest expenses.

On January 8, 2015, Bancorp entered into a loan agreement with Castle Creek SSF-D Investors, LP (“Castle Creek”) under which Castle Creek agreed to make revolving loans to the Company not to exceed $1,500 outstanding at any time (the “Castle Creek Revolver”). The principal amount of the Castle Creek Revolver outstanding from time to time will accrue interest at 8% per annum, payable quarterly in arrears. All amounts borrowed under the Castle Creek Revolver will be due and payable by Bancorp on January 7, 2017, unless payable sooner pursuant to the provisions of the related loan agreement. To the extent that the Castle Creek Revolver is not fully drawn, an unused revolver fee will be calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.

Management believes the maximum borrowings available under the Castle Creek Revolver and other sources of liquidity described herein, will be sufficient through December 31, 2015. See Note 23 – Subsequent Events, in the accompanying notes to the Consolidated Financial Statements for further information.

Historically, the primary source of Bancorp’s income was expected to be dividends from the Bank. A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law. Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows: No bank may pay a dividend at any time that the total of net income for the current year, when combined with retained net income from the preceding two years, produces a loss. The Bank met this restriction during each of the past two years as our net income or loss for the years ended December 31, 2014 and 2013, combined with retained earnings from the preceding two years, produced a loss.

Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies and enforcement actions. Under Federal Reserve policy, the board of directors of a bank holding company must consider different factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay dividends, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
•	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

In addition to the factors previously discussed, the future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

Regulatory Capital Requirements

Banks and bank holding companies are subject to extensive regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

As of December 31, 2014 and 2013, Bancorp (on a consolidated basis) and the Bank met all capital adequacy requirements to which they were subject. Further, management and the Bank’s Board of Directors have committed to maintain Total Risk-Based Capital of 12% and Tier 1 Capital to Average Assets of 8%. For additional information related to the Company’s capital adequacy information, please refer to Note 16 – Capital Adequacy in the accompanying notes to the Consolidated Financial Statements.

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

The Bank was well capitalized as of December 31, 2014 and 2013, respectively. Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the Federal Deposit Insurance Corporation (“FDIC”) prior to accepting or renewing brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had a memorandum of understanding (“MoU”) with the FDIC and the Florida Office of Financial Regulation (“OFR”) that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%. On July 13, 2012, the 2008 MoU was replaced by a new MoU (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%. The Bank met the minimum capital requirements of the 2012 MoU as of December 31, 2014 and 2013, when the Bank had total risk-based capital of 14.74% and 14.11%, respectively, and Tier 1 leverage capital of 10.31% and 9.33% as of the same dates.

In December 2006, bank regulators issued “Joint Guidance on Concentrations in Commercial Real Estate Lending.” This document outlines regulators’ concerns regarding the high level of growth in commercial real estate loans on

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

banks’ balance sheets. Many banks, especially those in Florida, have substantial exposure to commercial real estate loans. The concentration in this category is considered when analyzing the adequacy of the loan loss allowance based on sound, reliable and well-documented information. The Bank’s 2012 MoU with the FDIC also requires us to monitor and reduce our commercial real estate (“CRE”) loan concentrations. As of December 31, 2014, the ratio of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans as a percentage of total risk-based capital, was 252.1% compared to 275.8% as of December 31, 2013. Our December 31, 2014 and 2013 ratio of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans, met this requirement.

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries. The Federal Reserve has a minimum guideline for bank holding companies (on a consolidated basis) of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total capital to risk-weighted assets of at least 8.00%, at least half of which must be Tier 1 capital. As of December 31, 2014 and 2013, Bancorp met these requirements.

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

Dividends and Distributions

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt. Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders. Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings. Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the banks’ regulators. The Bank has not paid dividends to Bancorp since October 2009 and cannot currently pay dividends, and Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies and enforcement actions. Bancorp has relied upon proceeds from the recent capital raise transactions as well as the revolving loan agreements with certain of its directors and other related parties to pay its expenses during such time. As of December 31, 2014 and 2013, funds remaining available under the Revolvers were $2.2 million and $2.2 million, respectively. During 2014 and 2013, Bancorp has supplemented borrowings available under the Revolvers with cash on hand and net proceeds from capital raise activities to fund operations.

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

JACKSONVILLE BANCORP, INC.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Cont.)

represented by the contractual amount of those instruments. The contractual amounts of these instruments reflect the extent of involvement of the Company. As of December 31, 2014 and 2013, the contractual amount of unused lines of credit was $52.8 million and $33.5 million, respectively. The contractual amount of standby letters of credit was $0.9 million and $0.8 million as of the same dates.

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

The following table sets forth certain information relating to our interest-earning assets and interest-bearing liabilities as of December 31, 2014 that are estimated to mature or are scheduled to reprice within the period shown:

(Dollars in thousands)	3 Months or Less	Over 3 Months to 6 Months	Over 6 Months to 1 Year	Over 1 Year to 5 Years	Over 5 Years	Total
Loans(1)	$91,199	$26,104	$44,131	$196,334	$2,511	$360,279
Securities	13,167	6,277	10,017	38,750	9,422	77,633
Overnight Investments	594	—	—	—	—	594
FHLB & Correspondent Bank Stock	1,243	—	—	—	—	1,243
Other	568	—	—	—	11,857	12,425
Total rate-sensitive assets	$106,771	$32,381	$54,148	$235,084	$23,790	$452,174
Deposit accounts:
NOW deposits	$—	$—	$—	$—	$29,295	$29,295
Money market accounts	135,507	—	—	—	—	135,507
Savings deposits	—	—	—	—	9,891	9,891
Time deposits	42,811	13,846	27,065	49,501	—	133,223
Total deposit accounts(2)	178,318	13,846	27,065	49,501	39,186	307,916
FHLB advances	6,000	—	—	11,500	129	17,629
Other borrowings	—	—	—	—	—	—
Subordinated debt	—	—	—	—	16,218	16,218
Total rate-sensitive liabilities	$184,318	$13,846	$27,065	$61,001	$55,533	$341,763
Gap repricing difference	$(77,547)	$18,535	$27,083	$174,083	$(31,743)	$110,411
Cumulative gap	$(77,547)	$(59,012)	$(31,929)	$142,154	$110,411
Cumulative gap to total rate-sensitive assets	(17.15)%	(13.05)%	(7.06)%	31.44%	24.42%

(1)	Variable rate loans are included in the period in which the interest rates are next scheduled to adjust rather than in the period in which the loans mature. Fixed rate loans are scheduled, including repayments, according to their contractual maturities.
(2)	Certain liabilities such as NOW and savings accounts, while technically are subject to immediate repricing in response to changing market rates, historically have shown little volatility. Conversely, many of the money market accounts float with the prime lending rate and, therefore, are assumed to reprice within a three-month horizon. Management subjectively sets rates on all accounts.

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

Deferred Income Taxes

Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income. From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against our deferred tax asset as of December 31, 2011. The Company performed an analysis as of December 31, 2014 and 2013, respectively, and determined the need for a valuation allowance still existed. To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense. Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once the Company can demonstrate a sustainable return to profitability and conclude that it is more-likely-than-not that the deferred tax asset will be utilized prior to expiration.

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

JACKSONVILLE BANCORP, INC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Cont.)

The Management ALCO Committee, which consists of the Chief Executive Officer, Chief Financial Officer, Chief Credit Officer, President of the Bank, and Director of Administration meets quarterly to review the liquidity position and earnings simulation reports and to ensure there is adequate capital to meet growth strategies. Strategy development is structured to mitigate any exposure that is indicated through the modeling.

The Pricing & Liquidity Management Committee meets monthly (or on call as needed) to execute the strategies set forth by the preceding two committees. Executive management and select members from other departments comprise this committee.

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

The Company utilizes a third party and its proprietary simulation model to assist in identifying and managing interest-rate risk. The December 31, 2014 analysis of the Company’s sensitivity to changes in net interest income under varying assumptions for changes in market interest rates is presented below. Specifically, the model derives expected interest income and interest expense resulting from an immediate and parallel shift in the yield curve in the amounts shown.

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

JACKSONVILLE BANCORP, INC.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Cont.)

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

The analysis exaggerates the sensitivity to changes in key interest rates by assuming an immediate change in rates with no management intervention to change the composition of the balance sheet. The Bank’s primary objective in managing interest-rate risk is to minimize the adverse impact of changes in interest rates on net interest income and capital, while adjusting our asset-liability structure to obtain the maximum yield-cost spread on that structure. However, a sudden and substantial change in interest rates may adversely impact earnings to the extent that the interest rates borne by assets and liabilities do not change at the same speed, to the same extent or on the same basis. During the year ended December 31, 2014, the Bank did not engage in trading activities.

Based on an analysis conducted as of December 31, 2014, the following table presents the change in net interest income and the market value of equity as a result of a hypothetical 100 basis point (“bp”) decrease and 200 bp increase in the underlying interest rates.

(Dollars in thousands)	Interest Rates Decrease 100 BP	Base	Interest Rates Increase 200 BP
Hypothetical net interest income	$17,155	$17,156	$16,939
Net interest income ($ change)	$-1	$0	$-217
Net interest income (% change)	0%	0%	-1.3%
Hypothetical market value of equity	$58,875	$64,188	$60,993
Market value of equity ($ Change)	$-5,313	$0	$-3,195
Market value of equity (% Change)	-8.3%	0%	-5.0%

The Bank retains a similar interest rate risk posture to that seen in the previous year, with a modest exposure to rising rates. As before, a reduction/flattening of the yield curve presents the worst longer term exposure. All exposures are well within policy guidelines. If rates remain near current levels, the assumed replacement of asset cash flow below current portfolio rates outpaces term funding cost reductions resulting in a downward trending net interest income (“NII”) projection. Additional balance sheet mix change and/or balance sheet growth will be needed to reverse this trend.

In a rising rate environment, if rates were to rise in a parallel fashion (e.g. +200bps over 12 months), projected NII trends downward and below the base scenario for the period in which rates rise, as increasing funding costs outpace improving asset yields. Thereafter, NII trends upward, moving above the base scenario in year 3, as asset yields will continue to increase while funding cost increases are limited to term maturities. A more prolonged parallel rise in rates (e.g. +400bp over 24 months) results in higher projected long term NII levels once a larger portion of the asset base has been repriced at higher rates. A rising rate scenario accompanied with a flattening of the yield curve projects NII levels more noticeably below that of a parallel rise in rates, as the majority of asset yields are correlated with intermediate/longer points on the yield curve, while funding costs are assumed to react more with pricing adjustments on the short-end of the curve.

In a falling rate environment (flattening yield curve modeled with the 10 YR CMT = 0.95%), NII is projected to initially trend in line with the base scenario as eroding asset yield replacements coincide with funding cost reductions. Thereafter, NII trends downward and below the base scenario for the remainder of the simulation as assets continue to be replaced in the low rate environment while deposit rate reduction opportunities wane.

JACKSONVILLE BANCORP, INC.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

JACKSONVILLE BANCORP, INC. AND SUBSIDIARY

All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Jacksonville Bancorp, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Jacksonville Bancorp, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jacksonville Bancorp, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

Crowe Horwath LLP

Fort Lauderdale, Florida
March 16, 2015

JACKSONVILLE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013
(Dollars in thousands, except share and per share amounts)

	2014	2013
ASSETS
Cash and due from financial institutions	$23,778	$16,799
Federal funds sold and other	594	23,526
Cash and cash equivalents	24,372	40,325
Securities available-for-sale	77,633	84,771
Loans, net of allowance for loan losses of $14,377 and $15,760 as of December 31, 2014 and 2013, respectively	360,279	354,592
Premises and equipment, net	5,147	6,421
Assets held for sale	786	—
Bank-owned life insurance	11,857	12,956
Federal Home Loan Bank stock, at cost	1,243	1,580
Other real estate owned, net	4,061	3,078
Accrued interest receivable	1,464	1,723
Other intangible assets, net	570	849
Other assets	1,172	994
Total assets	$488,584	$507,289

LIABILITIES
Deposits
Noninterest-bearing demand deposits	$107,840	$100,788
Money market, NOW and savings deposits	174,693	188,085
Time deposits	133,223	146,093
Total deposits	415,756	434,966
Loans from related parties	—	—
Federal Home Loan Bank advances and other borrowings	17,629	20,153
Subordinated debentures	16,218	16,154
Accrued expenses and other liabilities	1,869	2,084
Total liabilities	451,472	473,357
Loan commitments and other contingent liabilities (Note 13)

SHAREHOLDERS' EQUITY
Preferred stock	—	—
Common stock, $.01 par value, 3,180,300 and 3,177,090 shares issued and outstanding as of December 31, 2014 and 2013, respectively(1)	32	32
Nonvoting common stock, $.01 par value, 2,614,821 and 2,618,005 shares issued and outstanding as of December 31, 2014 and 2013, respectively(1)	26	26
Additional paid–in capital(1)	138,096	138,050
Retained earnings (deficit)	(100,759)	(102,688)
Accumulated other comprehensive (loss) income	(283)	(1,488)
Total shareholders’ equity	37,112	33,932
Total liabilities and shareholders’ equity	$488,584	$507,289

(1)	Reflects the 1-for-20 reverse stock split completed in October 2013. Please refer to Note 14 – Shareholders’ Equity for additional information related to the reverse stock split.

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Dollars in thousands, except per share amounts)

	2014	2013
Interest and dividend income:
Loans, including fees	$19,398	$21,043
Taxable securities	1,215	1,186
Tax-exempt securities	351	556
Federal funds sold and other	164	148
Total interest income	21,128	22,933

Interest expense:
Deposits	2,119	2,902
Federal Reserve and other borrowings	44	171
Federal Home Loan Bank advances	274	300
Subordinated debentures	822	829
Total interest expense	3,259	4,202
Net interest income	17,869	18,731
Provision for loan losses	287	815
Net interest income after provision for loan losses	17,582	17,916

Noninterest income:
Service charges on deposit accounts	741	769
Other income	1,261	991
Total noninterest income	2,002	1,760

Noninterest expense:
Salaries and employee benefits	7,995	8,200
Occupancy and equipment	2,442	2,659
Regulatory assessments	735	795
Data processing	2,023	1,807
Advertising and business development	263	390
Professional fees	976	1,496
Telephone expense	378	369
Director fees	239	280
Courier, freight and postage	165	157
Other real estate owned expense	403	1,836
Other	2,036	2,647
Total noninterest expense	17,655	20,636
Net income (loss) before income taxes	1,929	(960)
Income tax (benefit) expense	—	—
Net income (loss)	$1,929	$(960)
Noncash, implied preferred stock dividend	—	(31,464)
Net income (loss) available to common shareholders	$1,929	$(32,424)
Earnings (loss) per common share:(1)
Basic	$0.33	$(6.83)
Diluted	$0.33	$(6.83)

(1)	Reflects the 1-for-20 reverse stock split completed in October 2013. Please refer to Note 14 – Shareholders’ Equity for additional information related to the reverse stock split.

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Dollars in thousands)

	2014	2013
Net income (loss)	$1,929	$(960)
Other comprehensive income (loss):
Change in unrealized holding (losses) gains on available-for-sale securities	1,165	(2,992)
Net unrealized derivative gains on cash flow hedge	40	530
Reclassification adjustment for net gains on investments realized in earnings	—	(437)
Other comprehensive income (loss)	1,205	(2,899)
Tax effect	—	—
Other comprehensive income (loss), net of tax	1,205	(2,899)
Comprehensive income (loss)	$3,134	$(3,859)

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Dollars in thousands, except share amounts)

	Common Stock(1)		Nonvoting Common Stock(1)		Preferred Stock		Additional Paid-In Capital(1)	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	294,544	$3	—	$—	50,000	$18,536	$83,890	$(70,264)	$1,411	$33,576
Net loss								(960)		(960)
Other comprehensive loss									(2,899)	(2,899)
Total comprehensive loss										(3,859)
Vesting of restricted stock units(1)	38	0					0			0
Accretion of discount on preferred stock, Series A						31,464		(31,464)		—
Conversion of preferred stock, Series A, to common stock and nonvoting common stock(1)	2,382,000	24	2,618,000	26	(50,000)	(50,000)	49,950			—
Issuance of common stock(1)	500,000	5					4,158			4,163
Adjustments for 1-for-20 reverse stock split(1)	508	—	5	—			(6)			(6)
Share-based compensation expense							58			58
Balance as of December 31, 2013	3,177,090	$32	2,618,005	$26	—	$—	$138,050	$(102,688)	$(1,488)	$33,932
Net income								1,929		1,929
Other comprehensive income									1,205	1,205
Total comprehensive income										3,134
Vesting of restricted stock units(1)	26	0								—
Permitted transfer of nonvoting common stock to common stock	3,184	0	(3,184)	0						—
Share-based compensation expense							46			46
Balance as of December 31, 2014	3,180,300	$32	2,614,821	$26	—	$—	$138,096	$(100,759)	$(283)	$37,112

(1)	Reflects the 1-for-20 reverse stock split completed in October 2013. Please refer to Note 14 – Shareholders’ Equity for additional information related to the reverse stock split.

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Dollars in thousands)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,929	$(960)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	662	701
Net amortization of deferred loan fees	(125)	(119)
Provision for loan losses	287	815
Premium amortization for securities, net of accretion	908	1,030
Net realized gain on sale of securities	—	(437)
Net accretion of purchase accounting adjustments	(1,087)	(1,482)
Net (gain) loss on sale of other real estate owned	(73)	(235)
Write-down of other real estate owned	238	1,097
Write-down of assets held for sale	140	—
Gain from bank-owned life insurance death benefit	(489)	—
Earnings on bank-owned life insurance	(202)	(159)
Loss on disposal of premises and equipment	—	3
Loss on non-marketable equity securities	—	178
Share-based compensation	46	58
Net change in:
Accrued interest receivable and other assets	67	1,499
Accrued expenses and other liabilities	(180)	(381)
Net cash from operating activities	2,121	1,608

Cash flows from investing activities:
Available-for-sale securities:
Sales	—	14,434
Maturities, prepayments and calls	17,672	21,963
Purchases	(10,278)	(41,203)
Loan (originations) payments, net	(7,494)	20,152
Proceeds from sale of other real estate owned	1,879	7,313
Proceeds from bank-owned life insurance death benefit	1,797	—
Investment in bank-owned life insurance	—	(3,000)
Additions to premises and equipment, net	(300)	(159)
Purchase of Federal Home Loan Bank stock, net of redemptions	337	191
Net cash from investing activities	3,613	19,691

Cash flows from financing activities:
Net change in deposits	(19,187)	(55,010)
Repayment of loans from related parties	—	(2,200)
Repayment of Federal Home Loan Bank fixed rate advances	(2,500)	—
Proceeds from issuance of common stock, net	—	4,163
Adjustments for 1-for-20 reverse stock split	—	(6)
Net cash used for financing activities	(21,687)	(53,053)

Net change in cash and cash equivalents	(15,953)	(31,754)
Cash and cash equivalents at beginning of period	40,325	72,079
Cash and cash equivalents at end of period	$24,372	$40,325
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest paid	$3,320	$4,633
Income taxes paid	—	—

Supplemental schedule of noncash investing activities:
Acquisition of other real estate owned	$3,027	$4,282

Supplemental schedule of noncash financing activities:
Implied preferred stock dividend	—	31,464

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

Cash Flows

For the purposes of the Consolidated Statements of Cash Flows, cash and cash equivalents include cash on hand, noninterest-bearing deposits with other financial institutions, CDs with maturities less than and greater than 90 days and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, short-term Federal Home Loan Bank (FHLB) advances, federal funds purchased, Federal Reserve discount window and other borrowings.

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

JACKSONVILLE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont.)

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

For the years ended December 31, 2014 and 2013, there were no credit losses recognized in earnings.

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

JACKSONVILLE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont.)

a detailed review of all substandard and doubtful loans each month. This review considers such criteria as the value of the underlying collateral, financial condition and reputation of the borrower and guarantors and the amount of the borrower’s equity in the loan. The Company’s charge-off policy has remained materially unchanged for all periods presented.

At times, the Company will charge off a portion of a nonperforming or impaired loan versus recording a specific reserve. The decision to charge off a portion of the loan is based on specific facts and circumstances unique to each loan. General criteria considered are: the probability that the Company will foreclose on the property, the value of the underlying collateral compared to the principal amount outstanding on the loan and the personal guarantees associated with the loan. For the years ended December 31, 2014 and 2013, partial charge-offs were $864 and $4,994, respectively, on nonperforming and impaired loans of $3,545 and $7,578, respectively.

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

Overdrawn customer checking accounts are reclassified as commercial loans and are evaluated on an individual basis for collectability. These balances are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful. As of December 31, 2014 and 2013, overdrawn customer checking accounts reclassified as commercial loans were $78 and $37, respectively.

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

The Company purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. Such purchased loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each purchased loan, and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference).

Over the life of the loan, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income as earned.

Loans Held-for-Sale

Loans intended for sale to independent investors are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. The Company had no loans classified as held-for-sale as of December 31, 2014 and 2013, respectively.

JACKSONVILLE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont.)

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

If a loan is deemed to be impaired, a portion of the allowance for loan losses may be allocated so that the loan is reported net, at the present value of estimated expected future cash flows, using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the sale of the collateral. If an impaired loan is on nonaccrual, then recognition of interest income would follow our nonaccrual policy, which is to no longer accrue interest and account for any interest received on the cash-basis or cost-recovery method until qualifying again for interest accrual. If an impaired loan is not on nonaccrual, then recognition of interest income would accrue on the unpaid principal balance based on the contractual terms of the loan. All impaired loans are reviewed on at least a quarterly basis for changes in the measurement of impairment. For impaired loans measured using the present-value-of-expected-cash-flows method, any change to the previously recognized impairment loss is recognized as a change in the allowance for loan loss account and recorded in the Consolidated Statement of Operations as a component of the provision for loan losses.

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

JACKSONVILLE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont.)

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

There have been no material changes in the Company’s allowance for loan loss policies or methodologies during the year ended December 31, 2014.

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

Assets Held-for-Sale

The Company reclassifies long-lived assets to assets held-for-sale when all required criteria for such reclassification are met. The assets held for sale are recorded at the lower of the carrying value or fair value less costs to sell. An asset held-for-sale must meet the following conditions: (1) management, having authority to approve the action, commits to a plan to sell the asset, (2) the asset is available for immediate sale in its present condition, (3) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, (4) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year, (5) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

In the second quarter of 2014, a determination was made that certain assets met the criteria to be classified as held-for-sale. In the third quarter of 2014, the fair value for the related assets was less than their carrying value. Therefore, a loss of $140 has been recorded to noninterest expense. Please refer to Note 22 – Assets Held for Sale for additional information.

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

JACKSONVILLE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont.)

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

JACKSONVILLE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont.)

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

Share-based Compensation

Compensation cost is recognized for stock options and restricted stock units awards issued to employees based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of Bancorp’s common stock at the date of grant is used for restricted stock units awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

A tax position is recognized as a benefit only if it is “more-likely-than-not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount

JACKSONVILLE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont.)

of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more-likely-than-not” test, no tax benefit is recorded. There were no uncertain tax positions taken by the Company for the years ending December 31, 2014 and 2013, respectively.

The Company’s returns are subject to examination by taxing authorities for all years after 2010. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2011 and 2012 in the fourth quarter of 2013. Resolution of this examination did not result in a material impact on the financial position or results of operations of the Company. The Company recognizes interest and/or penalties related to income tax matters in income tax expense, if applicable.

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

JACKSONVILLE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont.)

Bancorp’s Board of Directors implemented a 1-for-20 reverse stock split of Bancorp’s outstanding shares of common stock and nonvoting common stock effective October 24, 2013. As a result of the reverse stock split, each 20 shares of issued and outstanding common stock, par value $0.01 per share, and nonvoting common stock, par value $0.01 per share, respectively, were automatically and without any action on the part of the respective holders combined and reconstituted as one share of the respective class of common equity as of the effective date. Consequently, the aggregate par value of common stock and nonvoting common stock eliminated in the reverse stock split was reclassed on the Company’s Consolidated Balance Sheets from the respective class of common equity to additional paid-in capital. Additional adjustments were made to the aforementioned accounts as a result of rounding to avoid the existence of fractional shares. All share and per share information in the Consolidated Financial Statements and the accompanying notes have been retrospectively adjusted to reflect the common equity 1-for-20 reverse stock split. Please refer to Note 14 – Shareholders’ Equity for additional information related to the reverse stock split.

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

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606) (ASU 2014-09). This update to the Accounting Standards Codification is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards and creates a new Topic 606 – Revenue from Contracts with Customers. ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a five-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not allowed. The Company is currently evaluating the effects of ASU 2014-09 on its Consolidated Financial Statements and disclosures, if any.

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

JACKSONVILLE BANCORP, INC.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Cont.)

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

JACKSONVILLE BANCORP, INC.

NOTE 2—CAPITAL RAISE TRANSACTIONS  (Cont.)

Net proceeds from the issuance of preferred stock in the amount of $45,140 were used for general operating expenses, mainly for the subsidiary bank, to improve capital ratios, and to support the Company’s business strategy going forward. Please refer to Note 14—Shareholders’ Equity for additional information pertaining to the Company’s equity securities issued in conjunction with the previously described capital raise transactions.

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

Management believes that the Company’s recapitalization plan that was executed in 2012 and completed in 2013, combined with the strategic initiative to accelerate the disposal of substandard assets, has enabled the Company to restore capital to prescribed regulatory levels. During the year ended December 31, 2014 and going forward, the Company intends to maintain the quality of its loan portfolio through the continued reduction of problem assets in a prudent and reasonable manner and to continue to improve the overall credit process including, but not limited to, loan origination disciplines, strict underwriting criteria, and succinct funding and onboarding processes. In addition,

JACKSONVILLE BANCORP, INC.

NOTE 2—CAPITAL RAISE TRANSACTIONS  (Cont.)

the Company will carry on with the repositioning of its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors, and other service industries. During the second quarter of 2014, the Company announced a reduction in workforce of approximately 16%. Affected employees were provided comprehensive severance packages that were paid out in the third quarter of 2014. In October 2014, the Company announced a second reduction to the Bank’s workforce of approximately 10%. Impacted employees were provided comprehensive severance packages that were accrued for in the fourth quarter of 2014 and paid out in the fourth quarter of 2014 through the first quarter of 2015. This action occurred to better align the Company’s processes and procedures with the best industry practices and standards. The total reduction in workforce resulted in the elimination of 32.5 positions at the Bank, or approximately 30% of the workforce, and total restructuring costs of $111.

NOTE 3—INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the Company’s investment securities portfolio as of December 31, 2014 and 2013 and the corresponding amounts of unrealized gains and losses therein:

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014
Available-for-sale:
U.S. government-sponsored entities and agencies	$7,019	$161	$(23)	$7,157
State and political subdivisions	6,535	525	—	7,060
Mortgage-backed securities - residential	30,454	928	(22)	31,360
Collateralized mortgage obligations	29,306	94	(438)	28,962
Corporate bonds	3,025	69	—	3,094
Total available-for-sale securities	$76,339	$1,777	$(483)	$77,633

December 31, 2013
Available-for-sale:
U.S. government-sponsored entities and agencies	$8,343	$123	$(70)	$8,396
State and political subdivisions	7,762	342	(67)	8,037
Mortgage-backed securities - residential	32,709	686	(170)	33,225
Collateralized mortgage obligations	32,791	143	(956)	31,978
Corporate bonds	3,037	104	(6)	3,135
Total available-for-sale securities	$84,642	$1,398	$(1,269)	$84,771

During the years ended December 31, 2014 and 2013, there were no holdings of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following table summarizes the proceeds from sales of available-for-sale securities and the associated gains and losses for the years ended December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Gross gains	$—	$601
Gross losses	—	(164)
Net gain	$—	$437
Proceeds	$—	$14,434

JACKSONVILLE BANCORP, INC.

NOTE 3—INVESTMENT SECURITIES  (Cont.)

The amortized cost and fair value of the investment securities portfolio as of December 31, 2014 are presented below in order of contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities – residential and collateralized mortgage obligations, are shown separately.

(Dollars in thousands)	Amortized Cost	Fair Value
Available-for-sale:
Within one year	$500	$504
One to five years	1,900	1,969
Five to ten years	3,797	3,855
Beyond ten years	10,382	10,983
Mortgage-backed securities – residential	30,454	31,360
Collateralized mortgage obligations	29,306	28,962
Total	$76,339	$77,633

The carrying amounts of securities pledged were $6,840 and $7,242 as of December 31, 2014 and 2013, respectively. These amounts were pledged to secure the available “Borrower in Custody” line of credit with the Federal Reserve Bank and serve as collateral required by the State of Florida.

The following table summarizes the investment securities with unrealized losses as of December 31, 2014 and 2013 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2014
Available-for-sale:
U.S. government-sponsored entities and agencies	$—	$—	$977	$(23)	$977	$(23)
State and political subdivisions	—	—	—	—	—	—
Mortgage backed securities – residential	1,849	(1)	1,192	(21)	3,041	(22)
Collateralized mortgage obligations	6,599	(40)	11,258	(398)	17,857	(438)
Corporate bonds	—	—	—	—	—	—
Total available-for-sale securities	$8,448	$(41)	$13,427	$(442)	$21,875	$(483)
	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
December 31, 2013
Available-for-sale:
U.S. government-sponsored entities and agencies	$1,828	$(70)	$—	$—	$1,828	$(70)
State and political subdivisions	1,015	(67)	—	—	1,015	(67)
Mortgage backed securities – residential	7,025	(170)	—	—	7,025	(170)
Collateralized mortgage obligations	17,686	(674)	5,131	(282)	22,817	(956)
Corporate bonds	994	(6)	—	—	994	(6)
Total available-for-sale securities	$28,548	$(987)	$5,131	$(282)	$33,679	$(1,269)

JACKSONVILLE BANCORP, INC.

NOTE 3—INVESTMENT SECURITIES  (Cont.)

As of December 31, 2014 and 2013, respectively, the Company’s security portfolio consisted of $77,633 and $84,771 in available-for-sale securities, of which $21,875 and $33,679 were in an unrealized loss position for the related periods. These unrealized losses were related to all securities types held by the Company, as discussed below.

U.S. Government-Sponsored Entities and Agency Securities (“U.S. Agency Securities”)

All of the U.S. Agency Securities held by the Company were issued by U.S. government-sponsored entities and agencies. As of December 31, 2014 and 2013, the number of U.S. Agency Securities with unrealized losses were one and two, respectively. As of December 31, 2014 and 2013, these securities had depreciated 2.30% and 3.67%, respectively, from the Company’s amortized cost basis. The decline in fair value was attributable to changes in interest rates, not credit quality.

State and Political Securities (“Municipal Bonds”)

All of the Municipal Bonds held by the Company were issued by a state, city or other local government and represent general obligations of the issuer that are secured by specified revenues. As of December 31, 2014 and 2013, the number of Municipal Bonds with unrealized losses were none and two, respectively. As of December 31, 2014 and 2013, these securities had depreciated 0% and 6.16%, respectively, from the Company’s amortized cost basis. The decline in fair value was primarily attributable to changes in interest rates rather than the ability or willingness of the municipality to repay.

Mortgage-backed Securities – Residential (“Mortgage-backed Securities”)

All of the Mortgage-backed Securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae and Fannie Mae, institutions which have the full faith and credit of the U.S. government. As of December 31, 2014 and 2013, the number of Mortgage-backed Securities with unrealized losses were three and eight, respectively. As of December 31, 2014 and 2013, these securities had depreciated 0.71% and 2.37%, respectively, from the Company’s amortized cost basis. The decline in fair value was attributable to changes in interest rates, not credit quality.

Collateralized Mortgage Obligations

All of the collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, an institution which has the full faith and credit of the U.S. government. As of December 31, 2014 and 2013, the number of Collateralized Mortgage Obligations with unrealized losses were 18 and 17, respectively. As of December 31, 2014 and 2013, these securities had depreciated 2.40% and 4.02%, respectively, from the Company’s amortized cost basis. The decline in fair value was attributable to changes in interest rates, not credit quality.

Corporate Bonds

All of the corporate bonds held by the Company were debt obligations issued by corporations, with no inherent claim to ownership. As of December 31, 2014 and 2013, the number of Corporate Bonds with unrealized losses were none and one, respectively. As of December 31, 2014 and 2013, these securities had depreciated 0% and 0.61%, respectively, from the Company’s amortized cost basis. The decline in fair value was attributable to changes in interest rates, not the credit quality of the issuer.

Other-Than-Temporary Impairment

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired as of December 31, 2014 and 2013. For additional information regarding the Company’s policy on evaluating securities for OTTI, please refer to Note 1—Summary of Significant Accounting Policies.

For the years ended December 31, 2014 and 2013, there were no credit losses recognized in earnings.

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans as of December 31, 2014 and 2013 were as follows:

(Dollars in thousands)	2014	2013
Commercial loans	$57,876	$43,855
Real estate mortgage loans:
Residential	71,002	71,192
Commercial	222,468	223,182
Construction and land	22,319	30,355
Consumer and other loans	1,489	2,041
Loans, gross	375,154	370,625
Less:
Net deferred loan fees	(498)	(273)
Allowance for loan losses	(14,377)	(15,760)
Loans, net	$360,279	$354,592

Loans acquired as a result of the merger with ABI were recorded at fair value on the date of acquisition. The amounts reported in the table above are net of the fair value adjustments. The tables below reflect the contractual amount of purchased loans less the discount to principal balances remaining from these fair value adjustments by class of loan as of December 31, 2014 and 2013. This discount will be accreted into interest income as deemed appropriate over the remaining term of the related loans.

(Dollars in thousands)	Gross Contractual Amount Receivable	Discount	Carrying Balance
December 31, 2014
Commercial loans	$1,758	$144	$1,614
Real estate mortgage loans:
Residential	15,748	761	14,987
Commercial	37,481	2,167	35,314
Construction and land	3,452	334	3,118
Consumer and other loans	400	3	397
Total	$58,839	$3,409	$55,430
	Gross Contractual Amount Receivable	Discount	Carrying Balance
December 31, 2013
Commercial loans	$2,165	$175	$1,990
Real estate mortgage loans:
Residential	20,614	1,282	19,332
Commercial	44,249	3,026	41,223
Construction and land	4,763	412	4,351
Consumer and other loans	468	6	462
Total	$72,259	$4,901	$67,358

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

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

equipment, or other chattel, although loans may also be made on an unsecured basis. Collateralized working capital loans typically are secured with short-term assets whereas long-term loans are primarily secured with long-term assets. Credit risk is mitigated by the diversity and number of borrowers as well as loan type within the commercial portfolio.

Real Estate Mortgage Loans

Real estate mortgage loans are typically segmented into three classes: commercial real estate, residential real estate and construction and land development. Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the underwriting guidelines authorized by the Bank’s Board. Such standards include, among other factors, loan-to-value limits, debt service coverage and general creditworthiness of the obligors. Residential real estate loans are underwritten in accordance with policies set forth and approved by the Bank’s Board, including repayment capacity and source, value of the underlying property, credit history, stability and purchaser guidelines. Construction loans to borrowers are to finance the construction of owner occupied and lease properties. These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins. Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan. Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed. The Bank carefully monitors these loans with on-site inspections and requires the receipt of invoices and lien waivers prior to advancing funds. Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained. Further, to assure that reliance is not placed solely on the value of the underlying property, the Bank considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale information. The Bank also makes loans on occasion for the purchase of land for future development by the borrower. Land loans are extended for the future development of either commercial or residential use by the borrower. The Bank carefully analyzes the intended use of the property and the viability thereof.

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

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

Activity in the allowance for loan losses by portfolio segment for years ended December 31, 2014 and 2013 was as follows:

(Dollars in thousands)	2014	2013
Allowance at beginning of period	$15,760	$20,198
Charge-offs:
Commercial loans	347	140
Real estate mortgage loans	2,599	5,536
Consumer and other loans	476	176
Total charge-offs	3,422	5,852
Recoveries:
Commercial loans	47	93
Real estate mortgage loans	1,681	459
Consumer and other loans	24	47
Total recoveries	1,752	599
Net charge-offs	1,670	5,253
Provision for loan losses charged to operating expenses:
Commercial loans	377	194
Real estate mortgage loans	(841)	185
Consumer and other loans	751	436
Total provision	287	815
Allowance at end of period	$14,377	$15,760

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2014 and 2013:

(Dollars in thousands)	Commercial Loans	Real Estate Mortgage Loans	Consumer and Other Loans	Total
December 31, 2014
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$21	$539	$—	$560
Collectively evaluated for impairment	1,270	11,622	925	13,817
Loans acquired with deteriorated credit quality	—	—	—	—
Total ending allowance balance	$1,291	$12,161	$925	$14,377
Loans:
Loans individually evaluated for impairment	$21	$16,033	$28	$16,082
Loans collectively evaluated for impairment	57,749	285,371	1,461	344,581
Loans acquired with deteriorated credit quality	106	14,385	—	14,491
Total ending loans balance	$57,876	$315,789	$1,489	$375,154

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

	Commercial Loans	Real Estate Mortgage Loans	Consumer and Other Loans	Total
December 31, 2013
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$223	$1,608	$323	$2,154
Collectively evaluated for impairment	992	11,919	303	13,214
Loans acquired with deteriorated credit quality	—	392	—	392
Total ending allowance balance	$1,215	$13,919	$626	$15,760
Loans:
Loans individually evaluated for impairment	$304	$19,783	$364	$20,451
Loans collectively evaluated for impairment	43,449	286,188	1,676	331,313
Loans acquired with deteriorated credit quality	102	18,758	1	18,861
Total ending loans balance	$43,855	$324,729	$2,041	$370,625

The following table presents loans individually evaluated for impairment, by class of loans as of December 31, 2014 and 2013:

	2014			2013
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial loans	$—	$—	$—	$43	$43	$—
Real estate mortgage loans:
Residential	2,288	2,211	—	2,341	2,286	—
Commercial	14,012	11,104	—	4,643	4,395	—
Construction and land	1,174	1,126	—	8,586	4,806	—
Consumer and other loans	31	28	—	40	40	—
With an allowance recorded:
Commercial loans	$21	$21	$21	$264	$261	$223
Real estate mortgage loans:
Residential	692	629	103	1,597	1,574	209
Commercial	489	489	214	7,910	6,062	1,001
Construction and land	493	474	222	667	660	398
Consumer and other loans	—	—	—	341	324	323
Total	$19,200	$16,082	$560	$26,432	$20,451	$2,154

The following tables present the average recorded investment in impaired loans and the related interest income recognized during impairment for the years ended December 31, 2014 and 2013:

(Dollars in thousands)	Average Impaired Loans	Interest Income	Cash-Basis
December 31, 2014
Commercial loans	$172	$—	$—
Real estate mortgage loans:
Residential	3,141	110	110
Commercial	15,184	218	218
Construction and land	3,927	40	40
Consumer and other loans	344	—	—
Total	$22,768	$368	$368

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

	Average Impaired Loans	Interest Income	Cash-Basis
December 31, 2013
Commercial loans	$210	$—	$—
Real estate mortgage loans:
Residential	2,282	1	—
Commercial	8,761	199	197
Construction and land	4,792	20	19
Consumer and other loans	252	—	—
Total	$16,297	$220	$216

The following table presents the recorded investment in nonaccrual loans by class of loans as of December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Commercial loans	$21	$304
Real estate mortgage loans:
Residential	1,151	3,716
Commercial	7,408	7,105
Construction and land	574	5,517
Consumer and other loans	28	366
Total(1)	$9,182	$17,008

(1)	Includes loans acquired in the merger with ABI. As of December 31, 2014 and 2013, these amounts totaled $3,094 and $4,537, respectively.

The following tables present the aging of the recorded investment in past due loans by class of loans as of December 31, 2014 and 2013:

	Past Due Loans
(Dollars in thousands)	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
December 31, 2014
Commercial loans	$218	$—	$—	$218	$57,658	$57,876
Real estate mortgage loans:
Residential	874	579	681	2,134	68,868	71,002
Commercial	5,032	1,701	4,784	11,517	210,951	222,468
Construction and land	—	—	350	350	21,969	22,319
Consumer and other loans	269	—	—	269	1,220	1,489
Total	$6,393	$2,280	$5,815	$14,488	$360,666	$375,154
	Past Due Loans
	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
December 31, 2013
Commercial loans	$—	$138	$86	$224	$43,631	$43,855
Real estate mortgage loans:
Residential	359	134	1,648	2,141	69,051	71,192
Commercial	2,558	3,103	6,475	12,136	211,046	223,182
Construction and land	—	119	4,470	4,589	25,766	30,355
Consumer and other loans	321	10	39	370	1,671	2,041
Total	$3,238	$3,504	$12,718	$19,460	$351,165	$370,625

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

Included in the past due loan tables above are loans acquired in the merger with ABI. The following table presents the recorded investment of these loans by class of loans as of December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
30-59 days past due	$1,885	$87
60-89 days past due	1,772	167
90 days past due and greater	833	2,709
Total past due	$4,490	$2,963

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

The following table presents the recorded investment and specific reserves allocated to loans modified as troubled debt restructurings (“TDRs”) as of December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Recorded investment(1)	$10,794	$12,535
Specific reserves allocated(2)	372	953

(1)	Of the total recorded investment in loans modified as TDRs, $1,285 and $1,256, respectively, were for customers whose loans were collateral dependent with collateral shortfalls.
(2)	Of the specific reserves allocated to customers whose loan terms were modified as TDRs, $372 and $622, respectively, were allocated to customers whose loans were collateral dependent with collateral shortfalls.

The following table represents loans by class modified as troubled debt restructurings that occurred during the years ended December 31, 2014 and 2013, respectively:

	2014
		Outstanding Recorded Investment
(Dollars in thousands)	Number of loans	Pre-Modification	Post-Modification
Commercial loans	1	$62	$62
Real estate mortgage loans:
Residential	2	171	151
Commercial	6	3,579	3,629
Construction and land	2	281	219
Consumer and other loans	2	447	447
Total	13	$4,540	$4,508
	2013
		Outstanding Recorded Investment
	Number of loans	Pre-Modification	Post-Modification
Commercial loans	1	$66	$66
Real estate mortgage loans:
Residential	3	2,836	3,034
Commercial	2	423	423
Construction and land	5	4,433	4,413
Consumer and other loans	1	234	234
Total	12	$7,992	$8,170

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

The troubled debt restructurings described in the tables above include several loans modified into a multiple loan structure to accommodate the revised terms and are presented based on the number of loans pre-modification. The terms of these loans were modified as troubled debt restructurings because the borrowers were experiencing financial difficulties. During the year ended December 31, 2014, the TDRs described above did not increase the allowance for loan losses and resulted in charge-offs of $256. For the year ended December 31, 2013, the TDRs described above increased the allowance for loan losses by $703 and resulted in charge-offs of $233. For the years ended December 31, 2014 and 2013, collateral-impaired loans modified as TDRs were eight and four, respectively.

All borrowers whose loans were modified as TDRs during the years ended December 31, 2014 and 2013 were experiencing financial difficulties. The TDRs that occurred during the respective years included modifications to terms that allowed borrowers to make reduced payments. Such modifications during the year ended December 31, 2014 included one, or a combination, of the following: (i) reduced fixed interest rate through maturity and an advance to cover a deficiency from sale of a separate foreclosed property, (ii) change from principal and interest payments to interest only payments for a limited period of time, (iii) reduced principal and interest payments through maturity, (iv) change from variable rate interest only payments through maturity to fixed rate interest only payments for a limited period of time and reduced principal and interest payments through maturity, (v) change from variable rate interest only payments through maturity to fixed rate and reduced principal and interest payments through maturity, (vi) proposed forgiveness of principal contingent upon the satisfaction of the modified terms, (vii) extension of maturity date with an amortization amount beyond market terms, (viii) forgiveness of principal, or (ix) modification of terms as a result of a Chapter 11 bankruptcy court approved plan.

The TDRs that occurred during the year ended December 31, 2013 included one, or a combination, of the following: (i) a forbearance of payments for a limited period of time, (ii) a change in payment terms from principal and interest to interest-only payments for a limited period of time or through maturity, (iii) reduced principal and interest payments through maturity, (iv) a reduction in the stated interest rate for a limited period of time or through maturity, (v) the assumption of additional debt to protect the Bank’s collateral position, (vi) forgiveness of principal, and (vii) proposed forgiveness of principal contingent upon the satisfaction of the modified terms. Modifications involving a reduction of the stated interest rate of the loan or interest-only payments were for a limited period of time. Principal forgiven in the amount of $565 was offset by existing reserves from purchase accounting adjustments in the amount of $545 which resulted in a net charge-off of $20.

As of December 31, 2014 and 2013, the Company had extended additional credit of $245 and $483, respectively, to customers with outstanding loans whose terms have been modified as TDRs.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms. The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the years ended December 31, 2014 and 2013:

	2014		2013
(Dollars in thousands)	Number of loans	Recorded Investment	Number of loans	Recorded Investment
Real estate mortgage loans:
Commercial	1	$—	—	$—
Construction and land	—	—	1	201
Total	1	$—	1	$201

The TDR for which there was a payment default within twelve months following the modification did not impact the allowance for loan losses or result in charge-offs during the year ended December 31, 2013. There was one TDR for which there was a payment default within twelve months following the modification during the year ended December 31, 2014. The loan was charged-off in the amount of $62; as a result, there was no recorded investment as of December 31, 2014.

The terms of certain other loans that did not meet the definition of a troubled debt restructuring were modified during the years ended December 31, 2014 and 2013. These loans had a total recorded investment of $12,110 and $7,228 as of December 31, 2014 and 2013, respectively, and involved loans to borrowers who were not experiencing

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

financial difficulties. Modifications to terms included one, or a combination of, the following: (i) allowing the borrowers to make interest-only payments for a limited period of time, (ii) adjusting the interest rate to a market interest rate through maturity, (iii) extension of interest-only payments for a limited period of time, (iv) extension of maturity date, or (v) extension of amortization period.

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

Special Mention

Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard

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

Doubtful

Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. As of December 31, 2014 and 2013, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2014
Commercial loans	$56,704	$1,103	$69	$—	$57,876
Real estate mortgage loans:
Residential	61,666	4,717	4,619	—	71,002
Commercial	202,225	5,278	14,965	—	222,468
Construction and land	20,799	62	1,458	—	22,319
Consumer and other loans	1,437	24	28	—	1,489
Total	$342,831	$11,184	$21,139	$—	$375,154
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2013
Commercial loans	$42,945	$295	$615	$—	$43,855
Real estate mortgage loans:
Residential	59,003	5,301	6,888	—	71,192
Commercial	198,447	10,836	13,899	—	223,182
Construction and land	21,652	350	8,353	—	30,355
Consumer and other loans	1,633	32	376	—	2,041
Total	$323,680	$16,814	$30,131	$—	$370,625

Included in the risk category of loans by class of loans tables above are loans acquired in the merger with ABI. The following table presents the recorded investment of these loans by class of loans as of December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Special mention	$348	$711
Substandard	7,167	9,170
Doubtful	—	—
Total	$7,515	$9,881

Purchased loans

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The following table presents the carrying amounts of these loans as of December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Commercial loans	$150	$160
Real estate mortgage loans:
Residential	3,625	5,137
Commercial	11,937	14,359
Construction and land	240	1,398
Consumer and other loans	—	2
Unpaid principal balance	$15,952	$21,056
Carrying amount	$14,491	$18,861

JACKSONVILLE BANCORP, INC.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES (Cont.)

Accretable yield, or income expected to be collected, from these loans was as follows:

(Dollars in thousands)
Balance as of December 31, 2012	$11,827
New loans purchased, including loans classified as held-for-sale	—
Accretion of income	(1,850)
Reduction for loans sold, paid off and other	110
Loans charged off	(1,094)
Reclassifications from nonaccretable difference	—
Disposals	—
Balance as of December 31, 2013	$8,993
New loans purchased, including loans classified as held-for-sale	—
Accretion of income	(1,004)
Reduction for loans sold, paid off and other	(1,632)
Loans charged off	(28)
Reclassifications from nonaccretable difference	—
Disposals	—
Balance as of December 31, 2014	$6,329

For those purchased loans disclosed above, the Company carries an allowance for loan losses of $0 and $392 for the years ended December 31, 2014 and 2013, respectively. Additionally, no allowance for loan losses related to these loans was reversed during the aforementioned time periods.

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected. The carrying amount of such loans was $885 and $2,577 as of December 31, 2014 and 2013, respectively.

NOTE 5—PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2014 and 2013 were as follows:

(Dollars in thousands)	2014	2013
Land	$1,839	$2,439
Buildings	3,954	4,457
Furniture, fixtures and equipment	2,286	2,196
Leasehold improvements	2,985	2,985
Construction in progress	—	—
Premises and equipment, gross	11,064	12,077
Less:
Accumulated depreciation	(5,917)	(5,656)
Premises and equipment, net	$5,147	$6,421

Depreciation expense, including amortization of leasehold improvements, was $649 and $701 for the years ended December 31, 2014 and 2013, respectively.

Operating Leases

The Company leases certain office facilities under operating leases that generally contain annual escalation clauses and renewal options. Rent expense was $1,019 and $978 for the years ended December 31, 2014 and 2013,

JACKSONVILLE BANCORP, INC.

NOTE 5—PREMISES AND EQUIPMENT  (Cont.)

respectively. As of December 31, 2014, future minimum rent commitments under non-cancelable operating leases, before considering renewal options that generally are present, were as follows:

(Dollars in thousands)
2015	$1,045
2016	580
2017	198
2018	202
2019	210
Thereafter	595
Total	$2,830

NOTE 6—OTHER REAL ESTATE OWNED

The following table presents activity in OREO for the years ended December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Beginning balance	$3,078	$6,971
Additions	3,027	4,282
Direct write-downs to income statement, net	(238)	(1,097)
Proceeds received on sales	(1,879)	(7,313)
Net gain (loss) on sales	73	235
Ending balance	$4,061	$3,078

Expenses related to OREO are included in Noninterest Expense on the Company’s Consolidated Statements of Operations. The following table presents more detailed information related to OREO expenses incurred during the years ended December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Operating expenses, net	$238	$974
Write-downs, net	238	1,097
Net (gain) loss on sales	(73)	(235)
Other real estate owned expense	$403	$1,836

NOTE 7—OTHER INTANGIBLE ASSETS

Other intangible assets consist of a core deposit intangible asset arising from the acquisition of ABI. The following table summarizes the gross carrying amount and accumulated amortization of this intangible as of December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Other intangible assets, gross	$2,453	$2,453
Less: Accumulated amortization	(1,883)	(1,604)
Other intangible assets, net	$570	$849

Aggregate amortization expense for the years ended December 31, 2014 and 2013 was $279 and $411, respectively.

JACKSONVILLE BANCORP, INC.

NOTE 7—OTHER INTANGIBLE ASSETS  (Cont.)

Estimated amortization expense for each of the next five years is as follows:

(Dollars in thousands)
2015	$222
2016	165
2017	107
2018	76
2019	—
Thereafter	—
Total	$570

NOTE 8—DEPOSITS

Time deposits of $100 or more were $99,088 and $96,999 as of December 31, 2014 and 2013, respectively. Time deposits of $250 or more were $9,430 and $11,364 as of December 31, 2014 and 2013, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

(Dollars in thousands)
2015	$83,722
2016	37,356
2017	9,834
2018	1,257
2019	1,054
Thereafter	—
Total	$133,223

A fair value adjustment of $763 was recorded as of the date of the ABI merger because the weighted average interest rate of ABI’s time deposits exceeded the cost of similar wholesale funding at the time of the merger. This amount is being amortized to reduce interest expense on a declining basis over the average life of the time deposit portfolio. Amounts amortized to interest expense during the years ended December 31, 2014 and 2013 were $24 and $45, respectively.

NOTE 9—RELATED PARTY TRANSACTIONS

Loans to Related Parties

Included in Loans, net on the Consolidated Balance Sheets are loans to principal officers, directors and their affiliates. Activity related to these loans during the years ended December 31, 2014 and 2013 was as follows:

(Dollars in thousands)
Balance as of December 31, 2012	$2,296
New loans and advances	444
Repayments, charge-offs, and transfers out of related party	(194)
Balance as of December 31, 2013	$2,546
New loans and advances	321
Repayments, charge-offs, and transfers out of related party	(1,152)
Balance as of December 31, 2014	$1,715

Deposits from executive officers, directors and their affiliates as of December 31, 2014 and 2013 were $11,257 and $13,011, respectively.

JACKSONVILLE BANCORP, INC.

NOTE 9—RELATED PARTY TRANSACTIONS  (Cont.)

Loans from Related Parties

During the year ended December 31, 2011, Bancorp entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties. The total borrowing capacity under the Revolvers was $2,200 as of December 31, 2014 and 2013. Each Revolver pays an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding. To the extent that any Revolver is not fully drawn, an unused revolver fee is calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding. The Revolvers mature on January 1, 2015. There were no outstanding borrowings under the Revolvers as of December 31, 2014 and 2013. Remaining funds available were $2,200 as of the same dates.

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

During the second quarter of 2013, participants in the Private Placement were granted the option to reduce their loan commitments under the Revolvers based on the amount previously utilized to purchase shares of Series A Preferred Stock. If elected by June 15, 2013, this option reduced the amount of the loan commitment, as applied to each lender, to zero as of July 1, 2013 and correspondingly reduced the calculation of the unused revolver fee in future periods. As of June 15, 2013, all such participants in the Private Placement elected to reduce the amount of their loan commitments under the Revolvers resulting in a reduction of the maximum borrowings available to the Company from $4,000 as of December 31, 2012 to $2,200 as of July 1, 2013. The reduction of loan commitments on these revolving loan agreements impacted only related parties that participated in the Private Placement and did not result in any modifications to the remaining loan agreements.

See Note 23 – Subsequent Events for additional information regarding revolving loan agreements.

Transactions with Principal Owners

Transactions with principal owners include those with owners of record or known beneficial owners of more than 10% of the voting interests of the Company. The Company’s largest shareholder, CapGen Capital Group IV LP (“CapGen”) and its affiliates, were the sole beneficial owner of more than 10% of the Company during the years ended December 31, 2014 and 2013. Please refer to Note 2 – Capital Raise Transactions for additional information related to transactions with CapGen during recent years.

NOTE 10—SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

As of December 31, 2014 and 2013, advances from the FHLB were as follows:

(Dollars in thousands)	2014	2013
Overnight advances maturing daily at a daily variable interest rate of 0.36% on December 31, 2014	$—	$—
Advances maturing July 15, 2014 at a fixed rate of 2.42%	—	2,500
Advance maturing January 9, 2015 at a fixed rate of 0.88%	4,000	4,000
Advances maturing March 2, 2015 at a fixed rate of 0.76%	2,000	2,000
Advances maturing July 15, 2016 at a fixed rate of 2.81%	2,500	2,500
Advances maturing January 9, 2017 at a fixed rate of 1.40%	4,000	4,000
Advances maturing May 30, 2017 at a fixed rate of 1.23%	5,000	5,000
Total advances from the FHLB	$17,500	$20,000

Each advance is payable at its maturity date, with a prepayment penalty for early termination. The advances were collateralized by a blanket lien arrangement on the Company’s first mortgage loans, second mortgage loans and

JACKSONVILLE BANCORP, INC.

NOTE 10—SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES  (Cont.)

commercial real estate loans. Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $51,986 as of December 31, 2014 and had borrowed $17,500, leaving $34,486 available. As of December 31, 2013, the Company was eligible to borrow up to a total of $26,716 and had borrowed $20,000, leaving $6,716 available as of the same date.

During the year ended December 31, 2008, the Company established a “Borrower in Custody” line of credit with the Federal Reserve Bank by pledging collateral. The amount of this line as of December 31, 2014 and 2013 was $24,360 and $24,875, respectively, all of which was available as of the respective dates.

In the second quarter of 2014, the Bank moved the majority of its correspondent bank activity to the Federal Reserve Bank. As of December 31, 2014, the Bank had unsecured federal funds purchased accommodations with its correspondent banks totaling $19,500, all of which was available on that date. Availability of funds under the unsecured federal funds purchased accommodations are based on the Company’s capital adequacy as of that date; therefore, total funds available under these accommodations could fluctuate period-over-period.

Also included in FHLB advances and other borrowings on the Company’s Consolidated Balance Sheets were amounts related to certain loan participation agreements that were classified as secured borrowings as they did not qualify for sale accounting treatment. As of December 31, 2014 and 2013, these loan participation agreements were $129 and $153, respectively. A corresponding amount was recorded as an asset within Loans on the Company’s Consolidated Balance Sheets.

Scheduled maturities of short-term borrowings and FHLB advances for the next five years are as follows:

(Dollars in thousands)
2015	$6,000
2016	2,500
2017	9,000
2018	—
2019	—
Thereafter	—
Total	$17,500

NOTE 11—SUBORDINATED DEBENTURES

The Company and ABI have participated in four offerings related to debt securities and trust preferred securities from June 17, 2004 to June 20, 2008. For the purpose of issuing the trust preferred securities, Bancorp formed the following wholly owned statutory trust subsidiaries: Jacksonville Statutory Trust I (“Trust I”), Jacksonville Statutory Trust II (“Trust II”), and Jacksonville Bancorp, Inc. Statutory Trust III (“Trust III”). Upon the successful completion of the merger with ABI during the year ended December 31, 2010, Bancorp acquired the Atlantic BancGroup, Inc. Statutory Trust I (“ABI Trust I”), which was formed by ABI for the same purpose of issuing trust preferred securities.

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

JACKSONVILLE BANCORP, INC.

NOTE 11—SUBORDINATED DEBENTURES  (Cont.)

The initial interest rates at the time of issuance for Trust I, Trust II, and Trust III are subject to change on a quarterly basis. Rates in effect for the years ended December 31, 2014 and 2013 were as follows:

Statutory Trust	2014	2013
Trust I	2.87%	2.87%
Trust II	1.97	1.97
Trust III	3.99	3.99

On September 15, 2005, ABI participated in a pooled offering of trust preferred securities and formed ABI Trust I. Upon the successful completion of the merger with ABI during the year ended December 31, 2010, Bancorp acquired ABI Trust I. ABI Trust I used the proceeds from the issuance of $3,000 in trust preferred securities to acquire fixed/floating rate junior subordinated deferrable interest debentures of ABI. The trust preferred securities essentially mirror the debt securities, carrying a cumulative preferred dividend at a fixed rate of 5.89% equal to the interest rate on the debt securities, both payable quarterly for a period of five years. Beginning on September 15, 2010, the quarterly rates became varied based on the three-month LIBOR plus 150 basis points. The rates in effect as of December 31, 2014 and 2013 were 1.74%.

A fair value adjustment of $1,596 was recorded as of the date of the ABI merger as the interest rates on the trust preferred securities were less than the cost of similar trust preferred securities at the time of the merger. This amount is being amortized to increase interest expense on a straight-line basis over the remaining life of ABI Trust I. During the years ended December 31, 2014 and 2013, amounts amortized to interest expense were $64 and $64, respectively.

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

As of December 31, 2014 and 2013, the Company treated these trust preferred securities as Tier 1 capital up to the maximum amount allowed, and the remainder as Tier 2 capital for federal regulatory purposes. Please refer to Note 16—Capital Adequacy for additional information related to the Company’s treatment of the trust preferred securities in regards to its capital requirements.

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

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure. Under the terms of the agreement, which relates to the subordinated debt issued to Trust III in the

JACKSONVILLE BANCORP, INC.

NOTE 12—DERIVATIVE FINANCIAL INSTRUMENTS (Cont.)

amount of $7,550, the Company agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating-rate contract (three-month LIBOR plus 375 basis points). The fair value of this derivative instrument was $725 and $765 as of December 31, 2014 and 2013, respectively. The fair value of the hedged item as of December 31, 2014 and 2013 was $4,983 and $4,636, respectively.

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

Summary information related to the interest rate swap as of December 31, 2014 and 2013 was as follows:

(Dollars in thousands)	2014	2013
Notional amount	$7,550	$7,550
Fair value	725	765
Cumulative unrealized losses, net of tax	(237)	(277)

The following table presents the net gains (losses) recorded in accumulated other comprehensive income and the consolidated statements of operations relating to the interest rate swap during the years ended December 31, 2014 and 2013:

(Dollars in thousands)	2014	2013
Amount of gain (loss):
Recognized in OCI (effective portion)	$40	$530
Reclassified from OCI to interest income	—	—
Recognized in other noninterest income (ineffective portion)	—	—

Interest expense recorded on this swap transaction is reported as a component of Subordinated Debentures on the Consolidated Statements of Operations and totaled $271 and $268 during the years ended December 31, 2014 and 2013, respectively.

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

The contractual amounts of variable and fixed rate financial instruments with off-balance sheet risk as of December 31, 2014 and 2013 were as follows:

	2014		2013
(Dollars in thousands)	Fixed Rates	Variable Rates	Fixed Rates	Variable Rates
Unused lines of credit	$17,751	$35,009	$6,126	$27,408
Standby letters of credit	—	912	—	826

The fixed rate loan commitments as of December 31, 2014 have interest rates ranging from 2.0% to 16.5% and maturities ranging from three months to fourteen years.

JACKSONVILLE BANCORP, INC.

NOTE 14—SHAREHOLDERS’ EQUITY

Preferred Equity

As of December 31, 2014 and 2013, Bancorp was authorized to issue up to 10,000,000 shares of preferred stock, par value $0.01 per share. During the year ended December 31, 2012, Bancorp designated and issued two series of preferred stock in connection with the Company’s capital raise efforts. The voting and other powers, preferences and relative participating, optional or other rights, and the qualifications, limitations and restrictions of each series of Bancorp’s preferred stock are set forth in the corresponding amendment to Bancorp’s Amended and Restated Articles of Incorporation designating such series of preferred stock. Material features of each series of preferred stock are discussed below.

If declared by the Board, dividends on any outstanding shares of Bancorp’s preferred stock would reduce earnings available to common shareholders. In addition, both new series of preferred stock qualified as Tier 1 capital for regulatory purposes.

Series B Preferred Stock

The Series B Preferred Stock, designated as “Noncumulative, Nonvoting, Perpetual Preferred Stock, Series B,” was issued and sold by Bancorp on September 27, 2012 in connection with a bridge financing transaction. The Series B Preferred Stock has a liquidation preference of $1,000 per share and ranks senior to Bancorp’s common stock and equally with the Series A Preferred Stock (described below). Holders of the outstanding shares of Series B Preferred Stock (if any) are entitled to receive, when and if declared by the Board, dividends at a rate equal to 10% per share per annum of the Series B liquidation amount of $1,000 (equivalent to $100 per share per annum). Dividends are payable biannually on June 1st and December 1st, beginning June 1, 2013.

In connection with the Private Placement, all of the issued and outstanding shares of Series B Preferred Stock were exchanged, on a one-for-one basis, for shares of Series A Preferred Stock. As a result, no shares of Series B Preferred Stock were issued or outstanding as of December 31, 2014 and 2013.

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

JACKSONVILLE BANCORP, INC.

NOTE 14—SHAREHOLDERS’ EQUITY  (Cont.)

On February 18, 2013, the Company received shareholder approvals to amend its Amended and Restated Articles of Incorporation to (i) increase the number of authorized shares of the Company’s common stock to 20,000,000, (ii) authorize 5,000,000 shares of a new class of nonvoting common stock, par value $0.01 per share, and (iii) authorize a reverse stock split of the Company’s outstanding common stock and nonvoting common stock (if any) at a ratio of up to 1-for-20 to be implemented in the Board’s discretion. On the same date, the Company also received shareholder approval to issue an aggregate of 5,000,000 shares of its common stock and nonvoting common stock in the conversion of the 50,000 outstanding shares of the Company’s Series A Preferred Stock.

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

As of December 31, 2014 and 2013, the carrying amount of common stock outstanding was $32 and $32, respectively. The carrying amount of nonvoting common stock outstanding was $26 and $26 as of December 31, 2014 and 2013, respectively.

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

JACKSONVILLE BANCORP, INC.

NOTE 14—SHAREHOLDERS’ EQUITY  (Cont.)

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

Accumulated Other Comprehensive Income

The following table presents information related to changes in accumulated other comprehensive income by component as of December 31, 2014 and 2013:

(Dollars in thousands)	Change in Unrealized Gains (Losses) on Available-for-Sale Securities	Change in Unrealized Derivative Gains (Losses) on Cash Flow Hedge	Total
Balance as of December 31, 2012	$2,218	$(807)	$1,411
Other comprehensive (loss) income before reclassifications	(2,992)	530	(2,462)
Amounts reclassified from accumulated other comprehensive (loss) income	(437)	—	(437)
Other comprehensive (loss) income, net	(3,429)	530	(2,899)
Balance as of December 31, 2013	$(1,211)	$(277)	$(1,488)
Other comprehensive (loss) income before reclassifications	1,165	40	1,205
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Other comprehensive (loss) income, net	1,165	40	1,205
Balance as of December 31, 2014	$(46)	$(237)	$(283)

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

JACKSONVILLE BANCORP, INC.

NOTE 15—FAIR VALUE  (Cont.)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013, by level within the hierarchy:

(Dollars in thousands)	Total	Level I	Level II	Level III
December 31, 2014
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$7,157	$—	$7,157	$—
State and political subdivisions	7,060	—	7,060	—
Mortgage-backed securities - residential	31,360	—	31,360	—
Collateralized mortgage obligations	28,962	—	28,962	—
Corporate bonds	3,094	—	3,094	—
Liabilities:
Derivative liability	725	—	725	—
	Total	Level I	Level II	Level III
December 31, 2013
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$8,396	$—	$8,396	$—
State and political subdivisions	8,037	—	8,037	—
Mortgage-backed securities - residential	33,225	—	33,225	—
Collateralized mortgage obligations	31,978	—	31,978	—
Corporate bonds	3,135	—	3,135	—
Liabilities:
Derivative liability	765	—	765	—

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2014 and 2013, respectively.

The Company has elected the fair value option for assets and liabilities measured on a recurring basis and presented in the table above. The following methods and significant assumptions were used to estimate the fair value of each type of financial instrument as of the respective dates:

Securities Available-for-Sale

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

Derivatives

The fair value of derivatives is based on valuation models using observable market data as of the measurement date resulting in a Level II classification.

JACKSONVILLE BANCORP, INC.

NOTE 15—FAIR VALUE  (Cont.)

The following table presents information about our assets measured at fair value on a non-recurring basis as of December 31, 2014 and 2013, by level within the fair value hierarchy. The amounts in the table represent only assets for which the carrying amount has been adjusted for impairment during the period; therefore, these amounts will differ from the total amounts outstanding.

(Dollars in thousands)	Total	Level I	Level II	Level III
December 31, 2014
Impaired Loans (Collateral Dependent):
Commercial	$—	$—	$—	$—
Real estate mortgage loans:
Residential	495	—	—	495
Commercial	275	—	—	275
Construction and land	252	—	—	252
Other real estate owned:
Real estate mortgage loans:
Residential	—	—	—	—
Commercial	—	—	—	—
Construction and land	3,773	—	—	3,773
Assets held for sale	786	—	786	—
	Total	Level I	Level II	Level III
December 31, 2013
Impaired Loans (Collateral Dependent):
Commercial	$—	$—	$—	$—
Real estate mortgage loans:
Residential	568	—	—	568
Commercial	2,981	—	—	2,981
Construction and land	262	—	—	262
Other real estate owned:
Real estate mortgage loans:
Residential	155	—	—	155
Commercial	169	—	—	169
Construction and land	2,754	—	—	2,754

The Company used the following methods and significant assumptions to estimate the fair value of each type of non-recurring financial instrument:

Impaired Loans (Collateral Dependent)

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

NOTE 15—FAIR VALUE  (Cont.)

Other Real Estate Owned (“OREO”)

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

Assets Held-for-Sale

The Company reclassifies long-lived assets to assets held-for-sale when all criteria for such reclassification are met. The assets held-for-sale are recorded at the lower of carrying value or fair value less costs to sell. Management determined the fair value of the assets held-for-sale using an offer made to the Company for the property.

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. There were no transfers between fair value levels for December 31, 2014 and 2013, respectively.

Quantitative Information about Level III Fair Value Measurements

The following table presents quantitative information about unobservable inputs for assets measured on a non-recurring basis using Level III measurements as of December 31, 2014 and 2013. This quantitative information is the same for each class of loans.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2014
Impaired loans (collateral dependent)	$1,022	Market comparable properties	Marketability discount	0% – 20.0%	6.2%
Other real estate owned	3,773	Market comparable properties	Comparability adjustments	0% – 8.1%	2.8
	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
December 31, 2013
Impaired loans (collateral dependent)	$3,811	Market comparable properties	Marketability discount	0% – 23.5%	1.6%
Other real estate owned	3,078	Market comparable properties	Comparability adjustments	0% – 20.0%	1.8

The table below summarizes the outstanding balance, valuation allowance, net carrying amount and period expense related to Level III non-recurring instruments as of, and for the years ended, December 31, 2014 and 2013:

(Dollars in thousands)	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
December 31, 2014
Impaired loans (collateral dependent)	$1,577	$555	$1,022	$449
Other real estate owned	4,823	1,050	3,773	238
Assets held-for-sale	940	—	786	154

JACKSONVILLE BANCORP, INC.

NOTE 15—FAIR VALUE  (Cont.)

	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
December 31, 2013
Impaired loans (collateral dependent)	$5,767	$1,956	$3,811	$2,441
Other real estate owned	4,036	958	3,078	1,097

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments as of December 31, 2014 and 2013 were as follows:

	2014		2013
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$24,372	$24,372	$40,325	$40,325
Securities available-for-sale	77,633	77,633	84,771	84,771
Loans, net	360,279	366,686	354,592	361,874
Federal Home Loan Bank stock	1,243	N/A	1,580	N/A
Accrued interest receivable	1,464	1,464	1,723	1,723
Financial Liabilities:
Deposits	$415,756	$416,432	$434,966	$422,430
Advances and other borrowings	17,629	17,743	20,153	20,351
Subordinated debentures	16,218	8,552	16,154	7,275
Accrued interest payable	130	130	167	167
Interest rate swap	725	725	765	765

The methods and assumptions, not previously presented, used to estimate fair value as of December 31, 2014 and 2013 were as follows:

Cash and cash equivalents

The carrying amounts of cash and cash equivalents approximate the fair value and are classified as either Level I or Level II in the fair value hierarchy, with Level II comprised solely of national certificates of deposit held by the Bank. As of December 31, 2014 and 2013, the breakdown of cash and cash equivalents between Level I and Level II were as follows:

	2014		2013
(Dollars in thousands)	Level I	Level II	Level I	Level II
Cash and cash equivalents	$20,186	$4,186	$34,139	$6,186

Loans, net

The fair value of variable-rate loans that reprice frequently and with no significant change in credit risk is based on the carrying value and results in a classification of Level III within the fair value hierarchy. Fair value for other loans is estimated using discounted cash flow analysis using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level III classification in the fair value hierarchy. The methods used to estimate the fair value of loans do not necessarily represent an exit price.

Nonmarketable equity securities

Nonmarketable equity securities include FHLB stock and other nonmarketable equity securities. It is not practicable to determine the fair value of nonmarketable equity securities due to restrictions placed on their transferability.

JACKSONVILLE BANCORP, INC.

NOTE 15—FAIR VALUE  (Cont.)

Deposits

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

Subordinated debt

The fair value of subordinated debt, where a market quote is not available, is based on discounted cash flows, using a rate appropriate to the instrument and the term of the issue resulting in a Level II classification.

Off-balance sheet instruments

The fair value of off-balance sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The majority of the Company’s off-balance sheet instruments consist of non-fee producing commitments to extend credit in the form of unused lines of credit and standby letters of credit. These instruments do not represent a significant value until such commitments are funded or closed. The fair value of commitments outstanding was not significant as of December 31, 2014 and 2013, respectively, as fees charged were immaterial. Please refer to Note 13 – Loan Commitments and Other Contingent Liabilities for additional information related to the contractual amounts of variable and fixed rate financial instruments with off-balance sheet risk as of the respective dates.

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

The “prompt corrective action” rules provide that a bank will be: (i) “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage capital ratio of 5% or greater and is not subject to certain written agreements, orders, capital directives or prompt corrective action directives by a federal bank regulatory agency to maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of

JACKSONVILLE BANCORP, INC.

NOTE 16—CAPITAL ADEQUACY  (Cont.)

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

The Bank was well capitalized as of December 31, 2014 and 2013. Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the Federal Deposit Insurance Corporation (“FDIC”) prior to accepting or renewing brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had a memorandum of understanding with the FDIC and the Florida Office of Financial Regulation (“OFR”) that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%. On July 13, 2012, the 2008 MoU was replaced by a new memorandum of understanding (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%. The Bank met the minimum capital requirements of the 2012 MoU as of December 31, 2014 and 2013, when the Bank had total risk-based capital of 14.74% and 14.11%, respectively, and Tier 1 leverage capital of 10.31% and 9.33% as of the same dates.

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries. The Federal Reserve has a minimum guideline for bank holding companies (on a consolidated basis) of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total capital to risk-weighted assets of at least 8.00%, at least half of which must be Tier 1 capital. As of December 31, 2014 and 2013, Bancorp met these requirements.

The following table presents the capital ratios and related information for Bancorp (on a consolidated basis) and the Bank as of December 31, 2014 and 2013:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2014
Total capital to risk-weighted assets:
Consolidated	$57,949	15.13%	$30,643	8.00%	N/A	N/A
Bank	56,400	14.74	30,619	8.00	$38,274	10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	49,290	12.87	15,322	4.00	N/A	N/A
Bank	51,497	13.45	15,310	4.00	22,964	6.00
Tier 1 (Core) capital to average assets:
Consolidated	49,290	9.85	20,014	4.00	N/A	N/A
Bank	51,497	10.31	19,980	4.00	24,975	5.00

JACKSONVILLE BANCORP, INC.

NOTE 16—CAPITAL ADEQUACY  (Cont.)

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total capital to risk-weighted assets:
Consolidated	$55,515	14.91%	$29,779	8.00%	N/A	N/A
Bank	52,488	14.11	29,754	8.00	$37,192	10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	46,378	12.46	14,889	4.00	N/A	N/A
Bank	47,702	12.83	14,887	4.00	22,315	6.00
Tier 1 (Core) capital to average assets:
Consolidated	46,378	9.05	20,491	4.00	N/A	N/A
Bank	47,702	9.33	20,443	4.00	25,553	5.00

Dividends and Distributions

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt. Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to its shareholders. Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings. Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the Bank’s regulators. The Bank has not paid dividends since October 2009 and cannot currently pay dividends. Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies and enforcement actions. Bancorp has relied upon proceeds from the recent capital raise transactions as well as the revolving loan agreements with certain of its directors and other related parties to pay its expenses during such time. As of December 31, 2014 and 2013, remaining funds available under the Revolvers were $2,200 and $2,200, respectively. Please refer to Note 9 – Related Party Transactions for additional information related to loans from related parties.

NOTE 17—BENEFIT PLANS

Defined Contribution Plan

The Company sponsors a 401(k) profit sharing plan which is available to all employees electing to participate after meeting certain minimum eligibility requirements. The plan allows employee contributions up to the maximum voluntary salary deferral limitations established by the Internal Revenue Service (IRS). Eligible employee contributions were matched by the Company equal to 100% of the first 2.5% and 2.5% of the compensation contributed for the years ended December 31, 2014 and 2013, respectively. Employee contributions are always vested at 100%, whereas profit sharing and matching contributions are subject to certain vesting schedules based on years of service. Plan-related expenses for the years ended December 31, 2014 and 2013 were $97 and $113, respectively.

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

On April 29, 2008, the shareholders approved an amendment and restatement of the 2006 Plan (as amended the “Restated 2006 Plan”). Under the Restated 2006 Plan, an aggregate of 3,500 shares of Bancorp common stock were reserved for issuance. In addition, no more than 750 shares may be allocated to incentive awards, including the maximum shares payable under a performance grant, that are granted during any single taxable year to any individual participant who is an employee of Bancorp or any subsidiary thereof.

JACKSONVILLE BANCORP, INC.

NOTE 18—SHARE-BASED COMPENSATION (Cont.)

On April 27, 2010, the shareholders approved the first amendment to the Restated 2006 Plan. Under this amendment, the aggregate number of shares of Bancorp common stock reserved for issuance was increased to 9,000 shares. Additionally, the 750 share limitation discussed above was eliminated.

On February 18, 2013, shareholders approved the amendment to the Restated 2006 Plan to increase the number of shares of common stock available for issuance from 9,000 to 350,000, and to eliminate certain minimum vesting conditions for awards of restricted stock and restricted stock units. This amendment was approved in conjunction with the contemplated equity awards agreed upon in executive employment agreements for two of its then-current executive officers.

Historically, the Company has granted stock options and restricted stock units under the Restated 2006 Plan. Shares available for issuance pursuant to future awards under the Restated 2006 Plan were 215,804 and 37,738 as of December 31, 2014 and 2013, respectively.

Stock options are granted under the Restated 2006 Plan, as amended, with an exercise price equal to or greater than the stock fair market value at the date of grant. Stock options granted prior to 2009 had ten-year lives, while those granted during the year ended December 31, 2009 and thereafter had five-year lives. All stock options granted have generally contained vesting terms of three to five years. Historically, certain grants have been made that vest immediately. Common stock issued upon exercise of stock options are treated as newly-issued shares.

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

The fair value of options granted during the years ended December 31, 2014 and 2013, respectively, was determined using the following weighted-average assumptions as of the grant date:

	2014	2013
Risk-free interest rate	0.99%	0.40%
Expected term	2.7 years	2.6 years
Expected stock price volatility	3.27%	3.32%
Dividend yield	0.00%	0.00%

The following table presents the activity in the stock option plans for the years ended December 31, 2014 and 2013:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2012	8,613	$253.80	2.45	$—
Granted	404,999	10.96	—	—
Exercised	—	—	—	—
Forfeited/Expired	(101,211)	13.07	—	—
Outstanding as of December 31, 2013	312,401	$17.08	4.78	$—
Granted	15,000	10.35	2.70	—
Exercised	—	—	—
Forfeited/Expired	(195,277)	17.80	—
Outstanding as of December 31, 2014	132,124	$15.21	3.81	$201,313
Vested or expected to vest	114,612	$15.77	3.50	$172,296
Exercisable	34,553	$22.08	3.50	$45,997

JACKSONVILLE BANCORP, INC.

NOTE 18—SHARE-BASED COMPENSATION (Cont.)

Additional information related to the stock option plans during each of the past two years was as follows:

	2014	2013
Intrinsic value of options exercised	N/A	N/A
Cash received from option exercises	N/A	N/A
Tax benefit realized from option exercises	N/A	N/A
Weighted average fair value of options granted	$0.38	$0.30

Total share-based compensation costs that have been charged against income for the years ended December 31, 2014 and 2013 were $46 and $58, respectively. As of December 31, 2014, there was $44 of total unrecognized compensation cost related to unvested stock options granted. The cost is expected to be recognized over a remaining weighted average period of 2.22 years.

The following table presents restricted stock activity during years ended December 31, 2014 and 2013:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Balance as of December 31, 2012	221	$101.24
Granted	1,202	10.00
Vested and distributed	(34)	200.00
Forfeited	(121)	76.95
Balance as of December 31, 2013	1,268	$14.34
Granted	1,227	10.38
Vested and distributed	(26)	127.00
Forfeited	(640)	11.30
Balance as of December 31, 2014	1,829	$10.98

The fair value of the shares vested was $10.49 and $27.00 per share as of December 31, 2014 and 2013, respectively. As of December 31, 2014, there was $15 of total unrecognized compensation cost related to unvested restricted stock units granted. This unrecognized cost is expected to be recognized over a remaining weighted average period of 2.26 years.

All share and per share amounts have been retrospectively adjusted to reflect the common equity 1-for-20 reverse stock split completed in October 2013. Additional adjustments were made to stock options outstanding as of the effective date to avoid the existence of fractional options. Holders of the Company’s outstanding restricted stock units received cash in lieu of fractional shares which is reflected in the Adjustments for 1-for-20 Reverse Stock Split on the Consolidated Statements of Changes in Shareholders’ Equity as a reduction of additional paid-in capital. Please refer to Note 14 – Shareholders’ Equity for additional information related to the reverse stock split.

NOTE 19—INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2014 and 2013 was as follows:

(Dollars in thousands)	2014	2013
Current federal	$—	$—
Current state	—	—
Valuation allowance – federal	(448)	408
Valuation allowance – state	(57)	18
Deferred federal	448	(408)
Deferred state	57	(18)
Total income tax expense (benefit)	$—	$—

JACKSONVILLE BANCORP, INC.

NOTE 19—INCOME TAXES  (Cont.)

Effective tax rates for the years ended December 31, 2014 and 2013 differ from the federal statutory rate of 34% applied to income before income taxes due to the following:

(Dollars in thousands)	2014	2013
Federal statutory rate times financial statement income	$656	$(326)
Effect of:
Tax-exempt income	(339)	(225)
Reorganization costs	—	2
Valuation allowance	(448)	408
Expiration of tax attribute carryovers	98	—
Section 382 limitation	—	108
Other, net	33	33
Income tax (benefit) expense	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

(Dollars in thousands)	2014	2013
Deferred tax assets:
Allowance for loan losses	$5,410	$5,435
Write-downs on other real estate owned	248	361
Fair value adjustments related to business combination	1,325	1,892
Losses limited under Section 382	4,034	4,318
State and federal net operating loss carryforwards	19,231	19,010
AMT Credit	804	804
Unrealized loss on derivative	273	288
Other	490	482
Total	$31,815	$32,590
Deferred tax liabilities
Depreciation	$74	$233
Unrealized gain on securities available-for-sale	487	48
Core deposit intangible	214	319
Fair value adjustments related to business combination	556	580
Other	82	49
Total	$1,413	$1,229
Valuation allowance	(30,402)	(31,361)
Deferred tax asset, net	$—	$—

The Company recorded a full valuation allowance against its deferred tax asset for assets that more-likely-than-not will not be realized as of December 31, 2014 and 2013, respectively. This decision was primarily based on an evaluation of available positive and negative evidence. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and, therefore, recorded as a benefit, the Company conducts a quarterly assessment of all available information. This information includes, but is not limited to, taxable income in prior periods and projected future income.

The deferred tax asset associated with net operating loss carryforwards will begin to expire in 2029. Our ability to benefit from the losses incurred is limited under Section 382 as ownership of the Company changed by more than 50% in 2010.

As of December 31, 2014, the Company had a net operating loss carryforward of approximately $54,999 for U.S. federal income tax purposes that will begin to expire in 2032 and a net operating loss carry-forward of approximately

JACKSONVILLE BANCORP, INC.

NOTE 19—INCOME TAXES  (Cont.)

$58,973 for the State of Florida income tax purposes that will begin to expire in 2031. The Company has written off the benefit that will not be realized related to these net operating losses. The remaining utilizable amounts as of year-end were federal net operating losses of $51,200 and Florida net operating losses of $50,211.

As of December 31, 2014, the Company has no unrecognized tax benefits. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months. There were no interest and penalties related to unrecognized tax benefits recorded in the Consolidated Statements of Operations or accrued for the years ended December 31, 2014 and 2013.

The Company’s income tax returns are subject to examination by taxing authorities for all years after 2010. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax returns for 2011 and 2012 in the fourth quarter of 2013. Resolution of this examination did not result in a material impact on the financial position or results of operations of the Company.

NOTE 20—EARNINGS PER SHARE

The following table sets forth factors used in the computation of earnings per share for the years ended December 31, 2014 and 2013:

(Dollars in thousands, except share and per share amounts)	2014	2013
Net income (loss)	$1,929	$(960)
Noncash, implied preferred stock dividend	—	(31,464)
Net loss available to common shareholders	$1,929	$(32,424)
Weighted average common shares outstanding:
Basic shares	5,795,108	4,749,340
Assumed exercise of stock options(1)	5,725	—
Diluted shares	5,800,833	4,749,340
Income (loss) per common share:
Basic	$0.33	$(6.83)
Diluted	$0.33	$(6.83)

(1)	Anti-dilutive options outstanding were 306,205 as of December 31, 2013.

Due to the fact that the Company had a year-to-date net loss available to common shareholders for the year ended December 31, 2013, all shares issuable upon exercise of outstanding options (and upon vesting of the outstanding restricted stock units) were excluded from the calculation of diluted earnings per share as they would have had an anti-dilutive effect for the period presented.

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

JACKSONVILLE BANCORP, INC.

NOTE 21—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The following tables present the condensed financial information of Bancorp as of December 31, 2014 and 2013, respectively, and for the years ended December 31, 2014 and 2013.

CONDENSED BALANCE SHEETS
AS OF DECEMBER 31, 2014 AND 2013
(Dollars in thousands)

	2014	2013
ASSETS
Cash and cash equivalents	$1,834	$3,502
Investment in banking subsidiaries	52,023	47,341
Other assets	362	312
Total assets	$54,219	$51,155
LIABILITIES AND SHAREHOLDERS’ EQUITY
Subordinated debt	16,218	16,154
Accrued expenses and other liabilities	889	1,069
Total liabilities	$17,107	$17,223
Total shareholders’ equity	37,112	33,932
Total liabilities and shareholders’ equity	$54,219	$51,155

CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Dollars in thousands)

	2014	2013
Other income	$98	$50
Interest expense	(866)	(1,000)
Other expense	(819)	(1,636)
Loss before income tax benefit and undistributed subsidiary income	(1,587)	(2,586)
Income tax expense (benefit)	—	—
Equity in undistributed subsidiary income	3,516	1,626
Net income (loss)	$1,929	$(960)

JACKSONVILLE BANCORP, INC.

NOTE 21—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION  (Cont.)

CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013
(Dollars in thousands)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,929	$(960)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in undistributed subsidiary income	(3,516)	(1,626)
Amortization	64	64
Share-based compensation	46	58
Change in other assets	(49)	(28)
Change in other liabilities	(142)	(319)
Net cash used in operating activities	(1,668)	(2,811)
Cash flows from investing activities:
Investment in subsidiaries	—	—
Net cash used in investing activities	—	—
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	4,163
Repayment of loans from related parties	—	(2,200)
Adjustments for 1-for-20 reverse stock split	—	(6)
Net cash from financing activities	—	1,957
Net change in cash and cash equivalents	(1,668)	(854)
Cash and cash equivalents at beginning of period	3,502	4,356
Cash and cash equivalents at end of period	$1,834	$3,502

NOTE 22—ASSETS HELD-FOR-SALE

The Company periodically reviews long-lived assets against its plans to retain or ultimately dispose of these assets. If the Company decides to dispose of an asset and commits to a plan to actively market and sell the asset, it will be moved to assets held-for-sale. The Company analyzes market conditions each reporting period and records additional impairments due to declines in market values of like assets. The fair value of the asset is determined by observable inputs such as appraisals and prices of comparable assets in active markets for assets like the Company’s. Gains are not recognized until the assets are sold.

On June 30, 2014, the Company ceased activities at one of its banking properties and moved the activities and customers to another existing property. At December 31, 2014 and 2013, existing assets held-for-sale were $786 and $0, respectively, with a loss of $140 recognized in noninterest expense as fair value was less than carrying value as of December 31, 2014. Subsequent to December 31, 204, the Company entered into a contract to sell the assets held for sale for the approximate fair value as of December 31, 2014.

NOTE 23—SUBSEQUENT EVENTS

On January 8, 2015, Bancorp entered into a loan agreement with Castle Creek SSF-D Investors, LP (“Castle Creek”) under which Castle Creek agreed to make revolving loans to the Company not to exceed $1,500 outstanding at any time (the “Castle Creek Revolver”). In connection with the Castle Creek Revolver, the Company executed a revolving loan note in favor of Castle Creek. The principal amount of the Castle Creek Revolver outstanding from time to time will accrue interest at 8% per annum, payable quarterly in arrears. All amounts borrowed under the Castle Creek Revolver will be due and payable by the Company on January 7, 2017, unless payable sooner pursuant to the provisions of the related loan agreement. To the extent that the Castle Creek Revolver is not fully drawn, an unused revolver fee will be calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.

JACKSONVILLE BANCORP, INC.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”). Based upon management’s evaluation of those controls and procedures for the year ended December 31, 2014, the Chief Executive Officer and Chief Financial Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, the Company used the criteria set forth in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the evaluation under the framework in the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, and our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential

JACKSONVILLE BANCORP, INC.

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

The information regarding our directors and executive officers contained under the captions “Proposal 1: Election of Directors,” “Board of Directors, Governance and Committees,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

We have adopted a code of ethics which is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The full text of our Code of Ethics is available on our website (www.jaxbank.com).

ITEM 11.	EXECUTIVE COMPENSATION

The information contained under the caption “Executive Compensation” in our Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the captions “Security Ownership of Directors and Officers and Certain Beneficial Owners” and “Equity Compensation Plans Information” in our Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the captions “Certain Relationships and Related Transactions” and “Board of Directors, Governance and Committees” in our Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the captions “Principal Accountant Fees and Services” and “Board of Directors, Governance and Committees—Audit Committee Pre-Approval Policies and Procedures” in our Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

JACKSONVILLE BANCORP, INC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Jacksonville Bancorp, Inc., as amended through September 27, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on November 14, 2012, File No. 000-30248).
3.1a	Articles of Amendment to the Amended and Restated Articles of Incorporation Designating Series B Preferred Stock, effective as of December 27, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).
3.1b	Articles of Amendment to the Amended and Restated Articles of Incorporation Designating Series A Preferred Stock, effective as of December 27, 2012 (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).
3.1c	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of February 19, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on February 20, 2013, File No. 000-30248).
3.1d	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of April 23, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on April 24, 2013, File No. 000-30248).
3.1e	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of October 24, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on October 23, 2013, File No. 000-30248).
3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 3, 2014, File No. 000-30248).
4.1	Specimen Common Stock Certificate of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.0 of the Registrant’s Registration Statement on Form SB-2 filed on September 30, 1998, File No. 333-64815).
4.2	Form of Capital Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).
4.3	Form of Common Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).
4.4	Form of Junior Subordinated Debt Security of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).
4.5	Indenture between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, dated as of June 20, 2008 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).
4.6	Amended and Restated Declaration of Trust of Jacksonville Bancorp, Inc. Statutory Trust III by and among Jacksonville Bancorp, Inc., as sponsor, Wells Fargo Delaware Trust Company, as Delaware trustee, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein, dated as of June 20, 2008 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).
4.7	Guarantee Agreement by and between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as trustee, dated as of June 20, 2008 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30428).
10.1	2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2008, File No. 000-30248). †

JACKSONVILLE BANCORP, INC.

Exhibit No.	Description of Exhibit
10.1a	First Amendment to the 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010, File No. 000-30248). †
10.1b	Second Amendment to 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed on February 22, 2013, File No. 333-186814).
10.2	Form of Incentive Stock Option Agreement under 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 9, 2014, File No. 000-30248). †
10.3	Form of Nonstatutory Stock Option Agreement under 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on May 9, 2014, File No. 000-30248). †
10.4	Outsourcing Agreement by and between The Jacksonville Bank and Marshall & Ilsley Corporation,acting through its division M & I Data Services, dated as of May 13, 1998 (now known as FIS) (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form SB-2/A filed on January 5, 1999, File No. 333-64815).
10.5	Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004, File No. 000-30248).
10.5a	Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-QSB filed on November 15, 2004, File No. 000-30248).
10.5b	Second Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004, File No. 000-30248).
10.6	Lease Agreement between Property Management Support, Inc. and Oceanside Bank, dated as of August 22, 2002 (incorporated herein by reference to Exhibit 10.5 of Atlantic BancGroup, Inc.’s Form 10-KSB filed on March 27, 2003, File No. 001-15061).
10.7	Lease Agreement between Mant Equities, LLC and Oceanside Bank, dated as of September 27, 2000 (incorporated herein by reference to Exhibit 10.4 of Atlantic BancGroup, Inc.’s
Form 10-KSB filed on March 27, 2001, File No. 001-15061).
10.8	Lease Agreement between The Jacksonville Bank and Baron San Pablo II, LLC, dated as of April 12, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2011, File No. 000-30248).
10.9	Loan Agreement by and between Jacksonville Bancorp, Inc. and Castle Creek SSF-D Investors, LP dated as of January 8, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s
Form 8-K filed on January 14, 2015, File No. 000-30248).
10.10	Revolving Loan Note of Jacksonville Bancorp, Inc. payable to Castle Creek SSF-D Investors, LP dated as of January 8, 2015 (incorporated by reference to Exhibit 10.2 of the Registrant’s
Form 8-K filed on January 14, 2015, File No. 000-30248).
10.11	Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Kendall L. Spencer (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 10, 2013, File No. 000-30248). †
10.12	Amended and Restated Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Scott M. Hall (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 21, 2014, File No. 000-30248). †
10.13	Amended and Restated Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Valerie A. Kendall (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 9, 2014, File No. 000-30248). †

JACKSONVILLE BANCORP, INC.

Exhibit No.	Description of Exhibit
10.14	Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Joseph W. Amy (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 4, 2014, File No. 000-30248). †
10.15	Separation, Release and Non-Disparagement Agreement by and among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 27, 2013, File No. 000-30248). †
10.16	Amended and Restated Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Margaret A. Incandela (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on May 9, 2014, File No. 000-30248). †
21.1	Subsidiaries of Jacksonville Bancorp, Inc.*
23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*
24.1	Power of Attorney *
31.1	Certification of Chief Executive Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*
31.2	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*
32.1	Certification of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	Included herewith.
†	Identifies management contracts or compensatory plans or arrangements.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Dated: March 16, 2015	By:	/s/ KENDALL L. SPENCER
Kendall L. Spencer President and Chief Executive Officer (Principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ KENDALL L. SPENCER	President and Chief Executive Officer and Director (Principal executive officer)	March 16, 2015
Kendall L. Spencer

/s/ VALERIE A. KENDALL	Executive Vice President and Chief Financial Officer (Principal financial officer and chief accounting officer)	March 16, 2015
Valerie A. Kendall

*	Director	March 16, 2015
John A. Delaney

*	Executive Chairman and Chairman of the Board of Directors	March 16, 2015
Donald F. Glisson, Jr.

*	Director	March 16, 2015
Robert B. Goldstein

*	Director	March 16, 2015
A. Hugh Greene

*	Director	March 16, 2015
Price W. Schwenck

*	Director	March 16, 2015
John P. Sullivan

*	Director	March 16, 2015
Gary L. Winfield
* By:	/s/ Valerie A. Kendall
Valerie A. Kendall, as Attorney-in-fact

JACKSONVILLE BANCORP, INC.

      EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Jacksonville Bancorp, Inc., as amended through September 27, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 10-Q filed on November 14, 2012, File No. 000-30248).
3.1a	Articles of Amendment to the Amended and Restated Articles of Incorporation Designating Series B Preferred Stock, effective as of December 27, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).
3.1b	Articles of Amendment to the Amended and Restated Articles of Incorporation Designating Series A Preferred Stock, effective as of December 27, 2012 (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K filed on January 3, 2013, File No. 000-30248).
3.1c	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of February 19, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s
Form 8-K filed on February 20, 2013, File No. 000-30248).
3.1d	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of April 23, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on April 24, 2013, File No. 000-30248).
3.1e	Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of October 24, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on October 23, 2013, File No. 000-30248).
3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 3, 2014, File No. 000-30248).
4.1	Specimen Common Stock Certificate of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.0 of the Registrant’s Registration Statement on Form SB-2 filed on September 30, 1998, File No. 333-64815).
4.2	Form of Capital Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).
4.3	Form of Common Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).
4.4	Form of Junior Subordinated Debt Security of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).
4.5	Indenture between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, dated as of June 20, 2008 (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).
4.6	Amended and Restated Declaration of Trust of Jacksonville Bancorp, Inc. Statutory Trust III by and among Jacksonville Bancorp, Inc., as sponsor, Wells Fargo Delaware Trust Company, as Delaware trustee, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein, dated as of June 20, 2008 (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30248).
4.7	Guarantee Agreement by and between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as trustee, dated as of June 20, 2008 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on July 31, 2008, File No. 000-30428).
10.1	2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 28, 2008, File No. 000-30248). †
10.1a	First Amendment to the 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 29, 2010, File No. 000-30248). †

JACKSONVILLE BANCORP, INC.

Exhibit No.	Description of Exhibit
10.1b	Second Amendment to 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form S-8 filed on February 22, 2013, File No. 333-186814).
10.2	Form of Incentive Stock Option Agreement under 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on May 9, 2014, File No. 000-30248). †
10.3	Form of Nonstatutory Stock Option Agreement under 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 10-Q filed on May 9, 2014, File No. 000-30248). †
10.4	Outsourcing Agreement by and between The Jacksonville Bank and Marshall & Ilsley Corporation,acting through its division M & I Data Services, dated as of May 13, 1998 (now known as FIS) (incorporated herein by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form SB-2/A filed on January 5, 1999, File No. 333-64815).
10.5	Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004, File No. 000-30248).
10.5a	Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant’s Form 10-QSB filed on November 15, 2004, File No. 000-30248).
10.5b	Second Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-QSB filed on November 15, 2004, File No. 000-30248).
10.6	Lease Agreement between Property Management Support, Inc. and Oceanside Bank, dated as of August 22, 2002 (incorporated herein by reference to Exhibit 10.5 of Atlantic BancGroup, Inc.’s Form 10-KSB filed on March 27, 2003, File No. 001-15061).
10.7	Lease Agreement between Mant Equities, LLC and Oceanside Bank, dated as of September 27, 2000 (incorporated herein by reference to Exhibit 10.4 of Atlantic BancGroup, Inc.’s
Form 10-KSB filed on March 27, 2001, File No. 001-15061).
10.8	Lease Agreement between The Jacksonville Bank and Baron San Pablo II, LLC, dated as of April 12, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed on May 16, 2011, File No. 000-30248).
10.9	Loan Agreement by and between Jacksonville Bancorp, Inc. and Castle Creek SSF-D Investors, LP dated as of January 8, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on January 14, 2015, File No. 000-30248).
10.10	Revolving Loan Note of Jacksonville Bancorp, Inc. payable to Castle Creek SSF-D Investors, LP dated as of January 8, 2015 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 14, 2015, File No. 000-30248).
10.11	Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Kendall L. Spencer (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 10, 2013, File No. 000-30248). †
10.12	Amended and Restated Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Scott M. Hall (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on May 21, 2014, File No. 000-30248). †
10.13	Amended and Restated Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Valerie A. Kendall (incorporated by reference to Exhibit 10.4 of the Registrant’s Form 10-Q filed on May 9, 2014, File No. 000-30248). †
10.14	Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Joseph W. Amy (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on September 4, 2014, File No. 000-30248). †

JACKSONVILLE BANCORP, INC.

Exhibit No.	Description of Exhibit
10.15	Separation, Release and Non-Disparagement Agreement by and among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on June 27, 2013, File No. 000-30248). †
10.16	Amended and Restated Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Margaret A. Incandela (incorporated by reference to Exhibit 10.3 of the Registrant’s Form 10-Q filed on May 9, 2014, File No. 000-30248). †
21.1	Subsidiaries of Jacksonville Bancorp, Inc.*
23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.*
24.1	Power of Attorney *
31.1	Certification of Chief Executive Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*
31.2	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*
32.1	Certification of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	Included herewith.
†	Identifies management contracts or compensatory plans or arrangements.