Form 10-K/A
period 2014-12-31
JACKSONVILLE BANCORP INC /FL/
filed 2015-04-02
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-30248

JACKSONVILLE BANCORP, INC.
(Exact name of registrant as specified in its charter)

Florida	59-3472981
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 North Laura Street, Suite 1000
Jacksonville, Florida	32202
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code	(904) 421-3040

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $.01 par value	The NASDAQ Stock Market (NASDAQ Capital Market)
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

Yes ☒          No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐         No ☒

The aggregate market value of the registrant's voting and nonvoting common equity held by non-affiliates of the registrant as of June 30, 2014 (based upon the per share closing sale price of $10.50 on June 30, 2014) was approximately $27,233,567.

As of February 27, 2015, the latest practicable date, there were 3,180,300 shares of the registrant's common stock outstanding and 2,614,821 shares of the registrant's nonvoting common stock outstanding.

 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders
are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

EXPLANATORY NOTE

On March 16, 2015, Jacksonville Bancorp, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  Exhibit 24.1 (Power of Attorney) to the Form 10-K was signed as of the date of the filing, but was inadvertently omitted from the EDGAR filing.  The purpose of this amendment is to file Exhibit 24.1 and to amend Item 15 and the exhibit index to accurately reflect the timing of the filing of the exhibits to the Form 10-K. Except as described in this Explanatory Note, no other changes have been made to the Form 10-K as previously filed.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Articles of Incorporation of Jacksonville Bancorp, Inc., as amended through September 27, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-Q filed on November 14, 2012, File No. 000-30248).

3.1a
Articles of Amendment to the Amended and Restated Articles of Incorporation Designating Series B Preferred Stock, effective as of December 27, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on January 3, 2013, File No. 000-30248).

3.1b
Articles of Amendment to the Amended and Restated Articles of Incorporation Designating Series A Preferred Stock, effective as of December 27, 2012 (incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 8-K filed on January 3, 2013, File No. 000-30248).

3.1c
Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of February 19, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on February 20, 2013, File No. 000-30248).

3.1d
Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of April 23, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on April 24, 2013, File No. 000-30248).

3.1e
Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of October 24, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on October 23, 2013, File No. 000-30248).

3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on March 3, 2014, File No. 000-30248).

4.1
Specimen Common Stock Certificate of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.0 of the Registrant's Registration Statement on Form SB-2 filed on September 30, 1998, File No. 333-64815).

4.2
Form of Capital Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on July 31, 2008, File No. 000-30248).

4.3
Form of Common Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on July 31, 2008, File No. 000-30248).

4.4	Form of Junior Subordinated Debt Security of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.3 of the Registrant's Form 8-K filed on July 31, 2008, File No. 000-30248).

4.5
Indenture between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, dated as of June 20, 2008 (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on July 31, 2008, File No. 000-30248).

3

Exhibit No.	Description of Exhibit
4.6
Amended and Restated Declaration of Trust of Jacksonville Bancorp, Inc. Statutory Trust III by and among Jacksonville Bancorp, Inc., as sponsor, Wells Fargo Delaware Trust Company, as Delaware trustee, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein, dated as of June 20, 2008 (incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on July 31, 2008, File No. 000-30248).

4.7
Guarantee Agreement by and between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as trustee, dated as of June 20, 2008  (incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on July 31, 2008, File No. 000-30428).

10.1
2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 28, 2008, File No. 000-30248). †

10.1a
First Amendment to the 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 29, 2010, File No. 000-30248). †

10.1b
Second Amendment to 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8 filed on February 22, 2013, File No. 333-186814). †

10.2
Form of Incentive Stock Option Agreement under 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed on May 9, 2014, File No. 000-30248). †

10.3
Form of Nonstatutory Stock Option Agreement under 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q filed on May 9, 2014, File No. 000-30248). †

10.4
Outsourcing Agreement by and between The Jacksonville Bank and Marshall & Ilsley Corporation, acting through its division M & I Data Services, dated as of May 13, 1998 (now known as FIS) (incorporated herein by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form SB-2/A filed on January 5, 1999, File No. 333-64815).

10.5
Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-QSB filed on November 15, 2004, File No. 000-30248).

10.5a
Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 10-QSB filed on November 15, 2004, File No. 000-30248).

10.5b
Second Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-QSB filed on November 15, 2004, File No. 000-30248).

10.6
Lease Agreement between Property Management Support, Inc. and Oceanside Bank, dated as of August 22, 2002 (incorporated herein by reference to Exhibit 10.5 of Atlantic BancGroup, Inc.'s Form 10-KSB filed on March 27, 2003, File No. 001-15061).

10.7
Lease Agreement between Mant Equities, LLC and Oceanside Bank, dated as of September 27, 2000 (incorporated herein by reference to Exhibit 10.4 of Atlantic BancGroup, Inc.'s Form 10-KSB filed on March 27, 2001, File No. 001-15061).

10.8
Lease Agreement between The Jacksonville Bank and Baron San Pablo II, LLC, dated as of April 12, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on May 16, 2011, File No. 000-30248).

4

Exhibit No.	Description of Exhibit
10.9
Loan Agreement by and between Jacksonville Bancorp, Inc. and Castle Creek SSF-D Investors, LP dated as of January 8, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on January 14, 2015, File No. 000-30248).

10.10
Revolving Loan Note of Jacksonville Bancorp, Inc. payable to Castle Creek SSF-D Investors, LP dated as of January 8, 2015 (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on January 14, 2015, File No. 000-30248).

10.11
Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Kendall L. Spencer (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on December 10, 2013, File No. 000-30248). †

10.12
Amended and Restated Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Scott M. Hall (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on May 21, 2014, File No. 000-30248). †

10.13
Amended and Restated Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Valerie A. Kendall (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q filed on May 9, 2014, File No. 000-30248). †

10.14
Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Joseph W. Amy (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on September 4, 2014, File No. 000-30248). †

10.15
Separation, Release and Non-Disparagement Agreement by and among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on June 27, 2013, File No. 000-30248). †

10.16
Amended and Restated Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Margaret A. Incandela (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q filed on May 9, 2014, File No. 000-30248). †

21.1	Subsidiaries of Jacksonville Bancorp, Inc.**

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.**

24.1	Power of Attorney *

31.1	Certification of Chief Executive Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

32.1
Certification of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

101.LAB	XBRL Label Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

*	Included herewith.
**	Previously included with original Form 10-K filed on March 16, 2015.
†	Identifies management contracts or compensatory plans or arrangements.

5

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Dated: April 2, 2015	By:	/S/ KENDALL L. SPENCER
Kendall L. Spencer
President and Chief Executive Officer
(Principal executive officer)

6

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1
Amended and Restated Articles of Incorporation of Jacksonville Bancorp, Inc., as amended through September 27, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 10-Q filed on November 14, 2012, File No. 000-30248).

3.1a
Articles of Amendment to the Amended and Restated Articles of Incorporation Designating Series B Preferred Stock, effective as of December 27, 2012 (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on January 3, 2013, File No. 000-30248).

3.1b
Articles of Amendment to the Amended and Restated Articles of Incorporation Designating Series A Preferred Stock, effective as of December 27, 2012 (incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 8-K filed on January 3, 2013, File No. 000-30248).

3.1c
Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of February 19, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on February 20, 2013, File No. 000-30248).

3.1d
Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of April 23, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on April 24, 2013, File No. 000-30248).

3.1e
Articles of Amendment to the Amended and Restated Articles of Incorporation, effective as of October 24, 2013 (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on October 23, 2013, File No. 000-30248).

3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant's Form 8-K filed on March 3, 2014, File No. 000-30248).

4.1
Specimen Common Stock Certificate of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.0 of the Registrant's Registration Statement on Form SB-2 filed on September 30, 1998, File No. 333-64815).

4.2
Form of Capital Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on July 31, 2008, File No. 000-30248).

4.3
Form of Common Security Certificate of Jacksonville Bancorp, Inc. Statutory Trust III (incorporated herein by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on July 31, 2008, File No. 000-30248).

4.4	Form of Junior Subordinated Debt Security of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 4.3 of the Registrant's Form 8-K filed on July 31, 2008, File No. 000-30248).

4.5
Indenture between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as Trustee, dated as of June 20, 2008 (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on July 31, 2008, File No. 000-30248).

4.6
Amended and Restated Declaration of Trust of Jacksonville Bancorp, Inc. Statutory Trust III by and among Jacksonville Bancorp, Inc., as sponsor, Wells Fargo Delaware Trust Company, as Delaware trustee, Wells Fargo Bank, National Association, as institutional trustee, and the administrators named therein, dated as of June 20, 2008 (incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on July 31, 2008, File No. 000-30248).

4.7
Guarantee Agreement by and between Jacksonville Bancorp, Inc. and Wells Fargo Bank, National Association, as trustee, dated as of June 20, 2008  (incorporated herein by reference to Exhibit 10.3 of the Registrant's Form 8-K filed on July 31, 2008, File No. 000-30428).

10.1
2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 28, 2008, File No. 000-30248). †

Exhibit No.	Description of Exhibit
10.1a
First Amendment to the 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Appendix A of the Registrant's Definitive Proxy Statement on Schedule 14A filed on March 29, 2010, File No. 000-30248). †

10.1b
Second Amendment to 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 of the Registrant's Registration Statement on Form S-8 filed on February 22, 2013, File No. 333-186814). †

10.2
Form of Incentive Stock Option Agreement under 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant's Form 10-Q filed on May 9, 2014, File No. 000-30248). †

10.3
Form of Nonstatutory Stock Option Agreement under 2008 Amendment and Restatement of Jacksonville Bancorp, Inc. 2006 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant's Form 10-Q filed on May 9, 2014, File No. 000-30248). †

10.4
Outsourcing Agreement by and between The Jacksonville Bank and Marshall & Ilsley Corporation, acting through its division M & I Data Services, dated as of May 13, 1998 (now known as FIS) (incorporated herein by reference to Exhibit 10.4 of the Registrant's Registration Statement on Form SB-2/A filed on January 5, 1999, File No. 333-64815)

10.5
Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-QSB filed on November 15, 2004, File No. 000-30248).

10.5a
Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.2 of the Registrant's Form 10-QSB filed on November 15, 2004, File No. 000-30248).

10.5b
Second Amendment to Lease Agreement between The Jacksonville Bank and ABS Laura Street, LLC (incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-QSB filed on November 15, 2004, File No. 000-30248).

10.6
Lease Agreement between Property Management Support, Inc. and Oceanside Bank, dated as of August 22, 2002 (incorporated herein by reference to Exhibit 10.5 of Atlantic BancGroup, Inc.'s Form 10-KSB filed on March 27, 2003, File No. 001-15061).

10.7
Lease Agreement between Mant Equities, LLC and Oceanside Bank, dated as of September 27, 2000 (incorporated herein by reference to Exhibit 10.4 of Atlantic BancGroup, Inc.'s Form 10-KSB filed on March 27, 2001, File No. 001-15061).

10.8
Lease Agreement between The Jacksonville Bank and Baron San Pablo II, LLC, dated as of April 12, 2011 (incorporated herein by reference to Exhibit 10.3 of the Registrant's Quarterly Report on Form 10-Q filed on May 16, 2011, File No. 000-30248).

10.9
Loan Agreement by and between Jacksonville Bancorp, Inc. and Castle Creek SSF-D Investors, LP dated as of January 8, 2015 (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on January 14, 2015, File No. 000-30248).

10.10
Revolving Loan Note of Jacksonville Bancorp, Inc. payable to Castle Creek SSF-D Investors, LP dated as of January 8, 2015 (incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K filed on January 14, 2015, File No. 000-30248).

10.11
Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Kendall L. Spencer (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on December 10, 2013, File No. 000-30248). †

Exhibit No.	Description of Exhibit
10.12
Amended and Restated Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Scott M. Hall (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on May 21, 2014, File No. 000-30248). †

10.13
Amended and Restated Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Valerie A. Kendall (incorporated by reference to Exhibit 10.4 of the Registrant's Form 10-Q filed on May 9, 2014, File No. 000-30248). †

10.14
Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Joseph W. Amy (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on September 4, 2014, File No. 000-30248). †

10.15
Separation, Release and Non-Disparagement Agreement by and among Jacksonville Bancorp, Inc., The Jacksonville Bank and Stephen C. Green (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 8-K filed on June 27, 2013, File No. 000-30248). †

10.16
Amended and Restated Executive Employment Agreement among Jacksonville Bancorp, Inc., The Jacksonville Bank and Margaret A. Incandela (incorporated by reference to Exhibit 10.3 of the Registrant's Form 10-Q filed on May 9, 2014, File No. 000-30248). †

21.1	Subsidiaries of Jacksonville Bancorp, Inc.**

23.1	Consent of Crowe Horwath LLP, Independent Registered Public Accounting Firm.**

24.1	Power of Attorney *

31.1	Certification of Chief Executive Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

31.2	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

32.1
Certification of Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Schema Document**

101.CAL	XBRL Calculation Linkbase Document**

101.DEF	XBRL Definition Linkbase Document**

101.LAB	XBRL Label Linkbase Document**

101.PRE	XBRL Presentation Linkbase Document**

*	Included herewith.
**	Previously included with original Form 10-K filed on March 16, 2015.
†	Identifies management contracts or compensatory plans or arrangements.