Form 10-Q
period 2015-03-31
JACKSONVILLE BANCORP INC /FL/
filed 2015-05-11
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 2015

or

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

Yes ☐   No ☒

As of April 30, 2015, the latest practicable date, there were 3,181,425 shares of the Registrant’s common stock outstanding and 2,614,821 shares of the Registrant’s nonvoting common stock outstanding.

JACKSONVILLE BANCORP, INC.

JACKSONVILLE BANCORP, INC.

SPECIAL CAUTIONARY NOTICE REGARDING
FORWARD-LOOKING STATEMENTS

Various of the statements contained in this Quarterly Report on Form 10-Q, the Annual Report on Form 10-K for the year ended December 31, 2014, Current Reports on Form 8-K, and reports to shareholders are “forward-looking statements” within the meaning and protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

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

JACKSONVILLE BANCORP, INC.

All forward-looking statements that are made by or attributable to the Company are qualified in their entirety by and should be read in conjunction with this cautionary notice and the risks described or referred to in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2015 and in the Company’s other filings with the SEC.

JACKSONVILLE BANCORP, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Cash and due from financial institutions	$28,901	$23,778
Federal funds sold and other	4,187	594
Cash and cash equivalents	33,088	24,372
Securities available-for-sale	73,306	77,633
Loans, net of allowance for loan losses of $14,371 and $14,377 as of March 31, 2015 and December 31, 2014, respectively	358,825	360,279
Premises and equipment, net	5,063	5,147
Assets held for sale	786	786
Bank-owned life insurance	11,905	11,857
Federal Home Loan Bank stock, at cost	928	1,243
Other real estate owned, net	4,007	4,061
Accrued interest receivable	1,416	1,464
Other intangible assets, net	512	570
Other assets	1,245	1,172
Total assets	$491,081	$488,584

LIABILITIES
Deposits
Noninterest-bearing demand deposits	$109,184	$107,840
Money market, NOW and savings deposits	187,227	174,693
Time deposits	126,721	133,223
Total deposits	423,132	415,756
Federal Home Loan Bank advances and other borrowings	11,623	17,629
Subordinated debentures	16,234	16,218
Accrued expenses and other liabilities	1,786	1,869
Total liabilities	452,775	451,472

SHAREHOLDERS' EQUITY
Preferred stock	-	-
Common stock, $.01 par value, 3,181,425 and 3,180,300 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	32	32
Nonvoting common stock, $.01 par value, 2,614,821 and 2,614,821 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	26	26
Additional paid–in capital	138,114	138,096
Retained earnings (deficit)	(99,845)	(100,759)
Accumulated other comprehensive income (loss)	(21)	(283)
Total shareholders’ equity	38,306	37,112
Total liabilities and shareholders’ equity	$491,081	$488,584

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Interest and dividend income:
Loans, including fees	$4,677	$4,660
Taxable securities	290	320
Tax-exempt securities	74	100
Federal funds sold and other	33	38
Total interest income	5,074	5,118
Interest expense:
Deposits	482	564
Federal Reserve and other borrowings	7	11
Federal Home Loan Bank advances	51	74
Subordinated debentures	202	203
Total interest expense	742	852
Net interest income	4,332	4,266
Provision for loan losses	-	-
Net interest income after provision for loan losses	4,332	4,266
Noninterest income:
Service charges on deposit accounts	186	174
Other income	187	203
Total noninterest income	373	377
Noninterest expense:
Salaries and employee benefits	1,590	2,159
Occupancy and equipment	557	649
Regulatory assessments	186	192
Data processing	544	540
Advertising and business development	59	58
Professional fees	257	238
Telephone expense	91	93
Other real estate owned expense	85	69
Other	408	619
Total noninterest expense	3,777	4,617
Net income before income taxes	928	26
Income tax expense	14	-
Net income	$914	$26
Weighted average common shares outstanding:
Basic shares	5,795,471	5,795,095
Dilutive stock options	4,958	7,733
Diluted shares	5,800,429	5,802,828
Earnings per common share:
Basic	$0.16	$0.00
Diluted	$0.16	$0.00

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014

Net income	$914	$26
Other comprehensive income (loss):
Change in unrealized holding gains on available-for-sale securities	312	524
Net unrealized derivative (losses) gains on cash flow hedge	(50)	5
Other comprehensive income	262	529
Tax effect	-	-
Other comprehensive income, net of tax effect	262	529
Total comprehensive income	$1,176	$555

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Nonvoting Common Stock		Preferred Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital (1)	(Deficit)	Income (Loss)	Total
Balance as of December 31, 2013	3,177,090	$32	2,618,005	$26	-	$-	$138,050	$(102,688)	$(1,488)	$33,932
Net income								26		26
Other comprehensive income									529	529
Total comprehensive income										555
Permitted transfer of nonvoting common stock to common stock	484	0	(484)	0						-
Share-based compensation expense							17			17
Balance as of March 31, 2014	3,177,574	$32	2,617,521	$26	-	$-	$138,067	$(102,662)	$(959)	$34,504
Balance as of December 31, 2014	3,180,300	$32	2,614,821	$26	-	$-	$138,096	$(100,759)	$(283)	$37,112
Net income								914		914
Other comprehensive income									262	262
Total comprehensive income										1,176
Exercise of common stock options, including tax benefit	1,125	0					11			11
Share-based compensation expense							7			7
Balance as of March 31, 2015	3,181,425	$32	2,614,821	$26	-	$-	$138,114	$(99,845)	$(21)	$38,306

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$914	$26
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	130	177
Net amortization of deferred loan fees	(33)	(18)
Provision for loan losses	-	-
Premium amortization for securities, net of accretion	203	226
Net accretion of purchase accounting adjustments	(153)	(101)
Write-down of other real estate owned	54	23
Earnings on bank-owned life insurance	(48)	(54)
Share-based compensation	7	17
Net change in:
Accrued interest receivable and other assets	(24)	(170)
Accrued expenses and other liabilities	(133)	(117)
Net cash from operating activities	917	9
Cash flows from investing activities:
Available-for-sale securities:
Sales	-	-
Maturities, prepayments and calls	4,436	3,946
Purchases	-	-
Loan (originations) payments, net	1,705	(9,877)
Additions to premises and equipment, net	(46)	(75)
Purchase of Federal Home Loan Bank stock, net of redemptions	315	224
Net cash from (used for) investing activities	6,410	(5,782)
Cash flows from financing activities:
Net change in deposits	7,378	(10,989)
Repayment of Federal Home Loan Bank fixed rate advances	(6,000)	-
Proceeds from exercise of common stock options	11	-
Net cash from (used for) financing activities	1,389	(10,989)
Net change in cash and cash equivalents	8,716	(16,762)
Cash and cash equivalents at beginning of period	24,372	40,325
Cash and cash equivalents at end of period	$33,088	$23,563

See accompanying notes to Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
(Unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2015	2014
Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$755	$876
Income taxes	-	-
Supplemental schedule of noncash investing activities:
Acquisition of other real estate owned	$-	$492

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These statements should be read in conjunction with the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2014. In the Company’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made.

Nature of Operations

Bancorp is a financial holding company headquartered in Jacksonville, Florida, that currently provides financial services through eight full-service branches in Jacksonville and Jacksonville Beach, Duval County, Florida, as well as its virtual branch.  The Company’s primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans.  Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the local real estate market and general economic conditions in the area.  For further information, please refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2015.

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

Interest income on a loan in any of our portfolio segments is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  All unsecured loans in our consumer and other portfolio segment are charged off once they reach 90 days delinquent.  This is the only portfolio segment in which the Company charges off loans solely based on the number of days of delinquency.  For real estate mortgage, commercial loan, secured consumer and other portfolio segments, the charge-off policy is that a loan is fully or partially charged off when, based on management’s assessment, it has been determined that it is highly probable that the Company would not collect all principal and interest payments according to the contractual terms of the loan agreement.  This assessment is determined based on a detailed review of all substandard and doubtful loans each month.  This review considers such criteria as the value of the underlying collateral, financial condition and reputation of the borrower and guarantors and the amount of the borrower’s equity in the loan.  The Company’s charge-off policy has remained materially unchanged for all periods presented.

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

Overdrawn customer checking accounts are reclassified as commercial loans and are evaluated on an individual basis for collectability.  These balances are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful.  As of March 31, 2015 and December 31, 2014, overdrawn customer checking accounts reclassified as commercial loans were $69 and $78, respectively.

Certain Purchased Loans

The Company has purchased individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination.  These purchased loans were recorded at fair value, such that there was no carryover of the seller’s allowance for loan losses.  Fair values were preliminary and subject to refinement for up to one year after the closing as new information relative to the closing date fair value became available.  After acquisition, losses were recognized by an increase in the allowance for loan losses if the reason for the loss was due to events and circumstances that did not exist as of the acquisition date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Continued)

The Company’s policy for assessing loans for impairment is the same for all classes of loans and is included in our allowance for loan losses policy.  The Company classifies a loan as impaired when it is probable that the Company will be unable to collect all amounts due, including both principal and interest, according to the contractual terms of the loan agreement.  An impairment determination is performed utilizing the following general factors:  (i) a risk rating of substandard or doubtful, (ii) a loan amount greater than $100, and/or (iii) a past due aging of 90 days or more.  In addition, the Company also considers the following: the financial condition of the borrower, the Company’s best estimate of the direction and magnitude of any future changes in the borrower’s financial condition, the fair value of collateral if the loan is collateral dependent, the loan’s observable market price, expected future cash flow and, if a purchased loan, the amount of the remaining unaccreted carrying discount.  For loans acquired in the acquisition of Atlantic BancGroup, Inc. (“ABI”), if the loss was attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill.  If not, the additional deterioration was recorded as additional provision expense with a corresponding increase in the allowance for loan losses.  After the measurement period, any additional impairment above the current carrying discount is recorded as additional provision expense with a corresponding increase in the allowance for loan losses.

If a loan is deemed to be impaired, a portion of the allowance for loan losses may be allocated so that the loan is reported, net, at the present value of estimated expected future cash flows, using the loan’s existing rate, or at the fair value of collateral if repayment is expected solely from the sale or operation of the underlying collateral.  If an impaired loan is on nonaccrual, then recognition of interest income would follow our nonaccrual policy, which is to no longer accrue interest and account for any interest received on the cash-basis or cost-recovery method until qualifying again for interest accrual.  If an impaired loan is not on nonaccrual, then recognition of interest income would accrue on the unpaid principal balance based on the contractual terms of the loan.  All impaired loans are reviewed on at least a quarterly basis for changes in the measurement of impairment.  For impaired loans measured using the present-value-of-expected-cash-flows method, any change to the previously-recognized impairment loss is recognized as a change in the allowance for loan loss account and recorded in the Consolidated Statement of Operations as a component of the provision for loan losses.

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  Troubled debt restructurings are measured at the present value of estimated expected future cash flows using the loan’s effective rate at inception unless they are collateral dependent.  Key factors that the Company considers at the time a loan is restructured to determine whether the loan should accrue interest include if the loan is less than 90 days past due and if the loan is in compliance with the modified terms of the loan.  The Company determines that the loan has been restructured to be reasonably assured of repayment and of performance according to the modified terms by performing an analysis that documents exactly how the loan is expected to perform under the modified terms.  Once loans become troubled debt restructurings, they remain troubled debt restructurings until they mature or are paid off in the normal course of business.

The general component covers all other loans not identified as impaired and is based on historical losses with consideration given to current environmental factors.  The historical loss component of the allowance is determined by losses recognized by each portfolio segment over the preceding five years with the most recent years carrying more weight.  This is supplemented by the risks for each portfolio segment.  In calculating the historical component of our allowance, we aggregate the portfolio segments by class of loans as follows:  commercial loans, residential real estate mortgage loans, commercial real estate mortgage loans (which include construction and land loans), and consumer and other loans.  Actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  the concentration of watch and substandard loans as a percentage of total loans, levels of loan concentration within a portfolio segment or division of a portfolio segment and broad economic conditions.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 1 – BASIS OF PRESENTATION (Continued)

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 7—Fair Value.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect these estimates.

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

In the second quarter of 2014, a determination was made that certain assets met the criteria to be classified as held-for-sale.  In the third quarter of 2014, the fair value for the related assets was less than their carrying value.  Therefore, a loss of $140 was recorded to noninterest expense during 2014.  As of March 31, 2015, the assets were under contract to be sold for their approximate recorded fair value.

Reclassifications

Certain amounts in the prior year’s financial statements were reclassified to conform to the current year’s presentation.  These reclassifications had no impact on the prior periods’ net income or shareholders’ equity.

Recently Issued Accounting and Reporting Standards

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606).  This update to the Accounting Standards Codification is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance in ASU 2014-09 describes a five-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information.  The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not allowed.  The Company is currently evaluating the effects of ASU 2014-09 on its Consolidated Financial Statements and disclosures, if any.

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

NOTE 2 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities portfolio as of March 31, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
March 31, 2015
Available-for-sale:
U.S. government-sponsored entities and agencies	$6,806	$157	$(5)	$6,958
State and political subdivisions	6,238	502	-	6,740
Mortgage-backed securities - residential	28,742	1,025	(12)	29,755
Collateralized mortgage obligations	26,894	118	(253)	26,759
Corporate bonds	3,022	72	-	3,094
Total available-for-sale securities	$71,702	$1,874	$(270)	$73,306

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014
Available-for-sale:
U.S. government-sponsored entities and agencies	$7,019	$161	$(23)	$7,157
State and political subdivisions	6,535	525	-	7,060
Mortgage-backed securities - residential	30,454	928	(22)	31,360
Collateralized mortgage obligations	29,306	94	(438)	28,962
Corporate bonds	3,025	69	-	3,094
Total available-for-sale securities	$76,339	$1,777	$(483)	$77,633

As of March 31, 2015 and December 31, 2014, the Company’s investment securities portfolio did not include any held-to-maturity securities.

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

(Dollars in thousands) March 31, 2015	Amortized Cost	Fair Value
Available-for-sale:
Within one year	$500	$501
One to five years	1,897	1,964
Five to ten years	4,435	4,542
Beyond ten years	9,234	9,785
Mortgage-backed securities – residential	28,742	29,755
Collateralized mortgage obligations	26,894	26,759
Total	$71,702	$73,306

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 2 - INVESTMENT SECURITIES (Continued)

The following table summarizes the investment securities with unrealized losses as of March 31, 2015 and December 31, 2014 listed by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands) March 31, 2015	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
U.S. government-sponsored entities and agencies	$-	$-	$995	$(5)	$995	$(5)
State and political subdivisions	-	-	-	-	-	-
Mortgage backed securities – residential	6	-	1,191	(12)	1,197	(12)
Collateralized mortgage obligations	2,197	(13)	10,895	(240)	13,092	(253)
Corporate bonds	-	-	-	-	-	-
Total available-for-sale securities	$2,203	$(13)	$13,081	$(257)	$15,284	$(270)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2014	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
U.S. government-sponsored entities and agencies	$-	$-	$977	$(23)	$977	$(23)
State and political subdivisions	-	-	-	-	-	-
Mortgage backed securities – residential	1,849	(1)	1,192	(21)	3,041	(22)
Collateralized mortgage obligations	6,599	(40)	11,258	(398)	17,857	(438)
Corporate bonds	-	-	-	-	-	-
Total available-for-sale securities	$8,448	$(41)	$13,427	$(442)	$21,875	$(483)

As of March 31, 2015 and December 31, 2014, the Company’s security portfolio consisted of $73,306 and $77,633, respectively, in available-for-sale securities, of which $15,284 and $21,875 were in an unrealized loss position for the related periods.  The unrealized losses as of March 31, 2015 and December 31, 2014 were related to all securities types held by the Company, as discussed below.

U.S. Government-Sponsored Entities and Agency Securities (“U.S. Agency Securities”):
All of the U.S. Agency Securities held by the Company were issued by U.S. government-sponsored entities and agencies. As of March 31, 2015 and December 31, 2014, the number of U.S. Agency Securities with unrealized losses were one and one, respectively.  As of March 31, 2015 and December 31, 2014, these securities had depreciated 0.53% and 2.30%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

Mortgage-backed Securities – Residential (“Mortgage-backed Securities”):
All of the Mortgage-backed Securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae and Fannie Mae, institutions which have the full faith and credit of the U.S. government.  As of March 31, 2015 and December 31, 2014, Mortgage-backed Securities with unrealized losses were two and three, respectively.  As of March 31, 2015 and December 31, 2014, these securities had depreciated 0.99% and 0.71%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 2 - INVESTMENT SECURITIES (Continued)

Collateralized Mortgage Obligations:
All of the collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, an institution which has the full faith and credit of the U.S. government.  As of March 31, 2015 and December 31, 2014, collateralized mortgage obligations with unrealized losses were thirteen and eighteen, respectively.  As of March 31, 2015 and December 31, 2014, these securities had depreciated 1.89% and 2.40%, respectively, from the Company’s amortized cost basis.  The decline in fair value was attributable to changes in interest rates, not credit quality.

Other-Than-Temporary Impairment

Because the Company does not have the intent to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these to be other-than-temporarily impaired as of March 31, 2015 and December 31, 2014.

For the three months ended March 31, 2015 and 2014, there were no credit losses recognized in earnings related to investment securities.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans as of March 31, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Commercial loans	$58,129	$57,876
Real estate mortgage loans:
Residential	69,597	71,002
Commercial	217,730	222,468
Construction and land	26,551	22,319
Consumer and other loans	1,720	1,489
Loans, gross	373,727	375,154
Less:
Net deferred loan fees	(531)	(498)
Allowance for loan losses	(14,371)	(14,377)
Loans, net	$358,825	$360,279

Loans acquired as a result of the merger with ABI were recorded at fair value on the date of acquisition.  The amounts reported in the table above are net of the fair value adjustments.  The table below reflects the contractual amount of purchased loans less the discount to principal balances remaining from these fair value adjustments by class of loan as of March 31, 2015 and December 31, 2014.  This discount will be accreted into interest income as deemed appropriate over the remaining term of the related loans or to support unidentified losses.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

(Dollars in thousands) March 31, 2015	Gross Contractual Amount Receivable	Discount	Carrying Balance
Commercial loans	$1,683	$135	$1,548
Real estate mortgage loans:
Residential	14,720	708	14,012
Commercial	36,762	2,079	34,683
Construction and land	3,126	267	2,859
Consumer and other loans	389	3	386
Total	$56,680	$3,192	$53,488

December 31, 2014	Gross Contractual Amount Receivable	Discount	Carrying Balance
Commercial loans	$1,758	$144	$1,614
Real estate mortgage loans:
Residential	15,748	761	14,987
Commercial	37,481	2,167	35,314
Construction and land	3,452	334	3,118
Consumer and other loans	400	3	397
Total	$58,839	$3,409	$55,430

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

Real Estate Mortgage Loans
Real estate mortgage loans are typically segmented into three classes:  commercial real estate, residential real estate and construction and land development.  Commercial real estate loans are secured by the subject property and are underwritten based upon standards set forth in the underwriting guidelines authorized by the Bank’s Board of Directors.  Such standards include, among other factors, loan-to-value limits, debt service coverage and general creditworthiness of the obligors.  Residential real estate loans are underwritten in accordance with policies set forth and approved by the Bank’s Board, including repayment capacity and source, value of the underlying property, credit history, stability and purchaser guidelines.  Construction loans to borrowers are to finance the construction of owner occupied and lease properties.  These loans are categorized as construction loans during the construction period, later converting to commercial or residential real estate loans after the construction is complete and amortization of the loan begins.  Real estate development and construction loans are approved based on an analysis of the borrower and guarantor, the viability of the project and on an acceptable percentage of the appraised value of the property securing the loan.  Real estate development and construction loan funds are disbursed periodically based on the percentage of construction completed.  The Bank carefully monitors these loans with on-site inspections and requires the receipt of invoices and lien waivers prior to advancing funds.  Development and construction loans are typically secured by the properties under development or construction, and personal guarantees are typically obtained.  Further, to assure that reliance is not placed solely on the value of the underlying property, the Bank considers the market conditions and feasibility of proposed projects, the financial condition and reputation of the borrower and guarantors, the amount of the borrower’s equity in the project, independent appraisals, cost estimates and pre-construction sale information.  The Bank also makes loans on occasion for the purchase of land for future development by the borrower.  Land loans are extended for the future development of either commercial or residential use by the borrower.  The Bank carefully analyzes the intended use of the property and the viability thereof.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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
Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Allowance at beginning of period	$14,377	$15,760
Charge-offs:
Commercial loans	-	203
Real estate mortgage loans	211	664
Consumer and other loans	4	12
Total charge-offs	215	879
Recoveries:
Commercial loans	24	17
Real estate mortgage loans	166	201
Consumer and other loans	19	5
Total recoveries	209	223
Net charge-offs	6	656
Provision for loan losses charged to operating expenses:
Commercial loans	101	254
Real estate mortgage loans	(211)	(322)
Consumer and other loans	110	68
Total provision	-	-
Allowance at end of period	$14,371	$15,104

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2015 and December 31, 2014:

(Dollars in thousands) March 31, 2015	Commercial Loans	Real Estate Mortgage Loans	Consumer and Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$189	$578	$-	$767
Collectively evaluated for impairment	1,227	11,328	1,049	13,604
Loans acquired with deteriorated credit quality	-	-	-	-
Total ending allowance balance	$1,416	$11,906	$1,049	$14,371
Loans:
Loans individually evaluated for impairment	$189	$13,943	$26	$14,158
Loans collectively evaluated for impairment	57,831	285,828	1,694	345,353
Loans acquired with deteriorated credit quality	109	14,107	-	14,216
Total ending loans balance	$58,129	$313,878	$1,720	$373,727

(Dollars in thousands) December 31, 2014	Commercial Loans	Real Estate Mortgage Loans	Consumer and Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$21	$539	$-	$560
Collectively evaluated for impairment	1,270	11,622	925	13,817
Loans acquired with deteriorated credit quality	-	-	-	-
Total ending allowance balance	$1,291	$12,161	$925	$14,377
Loans:
Loans individually evaluated for impairment	$21	$16,033	$28	$16,082
Loans collectively evaluated for impairment	57,749	285,371	1,461	344,581
Loans acquired with deteriorated credit quality	106	14,385	-	14,491
Total ending loans balance	$57,876	$315,789	$1,489	$375,154

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents loans individually evaluated for impairment, by class of loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial loans	$-	$-	$-	$-	$-	$-
Real estate mortgage loans:
Residential	940	874	-	2,288	2,211	-
Commercial	13,018	10,310	-	14,012	11,104	-
Construction and land	1,305	1,275	-	1,174	1,126	-
Consumer and other loans	29	26	-	31	28	-
With an allowance recorded:
Commercial loans	$189	$189	$189	$21	$21	$21
Real estate mortgage loans:
Residential	765	707	184	692	629	103
Commercial	482	482	208	489	489	214
Construction and land	334	295	186	493	474	222
Consumer and other loans	-	-	-	-	-	-
Total	$17,062	$14,158	$767	$19,200	$16,082	$560

The following table presents the average recorded investment in impaired loans and the related interest income recognized during impairment for the three months ended March 31, 2015 and 2014.

(Dollars in thousands) March 31, 2015	Average Impaired Loans	Interest Income	Cash-Basis
Commercial loans	$133	$-	$-
Real estate mortgage loans:
Residential	1,600	7	7
Commercial	10,842	49	49
Construction and land	1,583	9	9
Consumer and other loans	28	-	-
Total	$14,186	$65	$65

March 31, 2014	Average Impaired Loans	Interest Income	Cash-Basis
Commercial loans	$389	$-	$-
Real estate mortgage loans:
Residential	4,061	20	13
Commercial	12,240	55	56
Construction and land	5,524	11	3
Consumer and other loans	358	-	-
Total	$22,572	$86	$72

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Commercial loans	$189	$21
Real estate mortgage loans:
Residential	1,565	1,151
Commercial	6,633	7,408
Construction and land	562	574
Consumer and other loans	26	28
Total	$8,975	$9,182

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2015 and December 31, 2014:

	Past Due Loans
(Dollars in thousands) March 31, 2015	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$50	$43	$189	$282	$57,847	$58,129
Real estate mortgage loans:
Residential	625	173	674	1,472	68,125	69,597
Commercial	152	-	4,560	4,712	213,018	217,730
Construction and land	122	-	340	462	26,089	26,551
Consumer and other loans	263	-	-	263	1,457	1,720
Total	$1,212	$216	$5,763	$7,191	$366,536	$373,727

	Past Due Loans
December 31, 2014	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$218	$-	$-	$218	$57,658	$57,876
Real estate mortgage loans:
Residential	874	579	681	2,134	68,868	71,002
Commercial	5,032	1,701	4,784	11,517	210,951	222,468
Construction and land	-	-	350	350	21,969	22,319
Consumer and other loans	269	-	-	269	1,220	1,489
Total	$6,393	$2,280	$5,815	$14,488	$360,666	$375,154

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

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Troubled Debt Restructurings

During the normal course of business, the Company may restructure or modify the terms of a loan for various reasons. The restructuring of a loan is considered a troubled debt restructuring if both (i) the borrower is experiencing financial difficulties and (ii) a concession is granted that otherwise would not have occurred under normal circumstances.

The following table presents the recorded investment and specific reserves allocated to loans modified as troubled debt restructurings (“TDRs”) as of March 31, 2015 and December 31, 2014.

(Dollars in thousands)	March 31, 2015	December 31, 2014
Recorded investment(1)	$8,940	$10,794
Specific reserves allocated(2)	341	372

(1)	Of the total recorded investment in loans modified as TDRs, $1,111 and $1,285, respectively, were for customers whose loans were collateral dependent with collateral shortfalls.
(2)	Of the specific reserves allocated to customers whose loan terms were modified as TDRs, $341 and $372, respectively, were allocated to customers whose loans were collateral dependent with collateral shortfalls.

There were no loans modified as troubled debt restructurings that occurred during the three months ended March 31, 2015.  The following table represents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
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

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

As of March 31, 2015 and December 31, 2014, the Company had extended additional credit of $0 and $245, respectively, to customers with outstanding loans whose terms were modified as TDRs.

There were no TDRs for which there was a payment default within twelve months following the modification during the three months ended March 31, 2015 and 2014.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Loans modified that did not meet the definition of a troubled debt restructuring had a total recorded investment of $0 and $2,787 as of March 31, 2015 and 2014, respectively.  These modifications involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time, (ii) adjusting the interest rate to a market interest rate through maturity, (iii) extension of interest-only payments for a limited period of time.

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

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans.  As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands)
March 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans	$56,840	$1,011	$278	$-	$58,129
Real estate mortgage loans:
Residential	61,967	4,447	3,183	-	69,597
Commercial	199,561	4,373	13,796	-	217,730
Construction and land	23,888	62	2,601	-	26,551
Consumer and other loans	1,673	19	28	-	1,720
Total	$343,929	$9,912	$19,886	$-	$373,727

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans	$56,704	$1,103	$69	$-	$57,876
Real estate mortgage loans:
Residential	61,666	4,717	4,619	-	71,002
Commercial	202,225	5,278	14,965	-	222,468
Construction and land	20,799	62	1,458	-	22,319
Consumer and other loans	1,437	24	28	-	1,489
Total	$342,831	$11,184	$21,139	$-	$375,154

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Purchased Loans

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amounts of these loans were as follows as of March 31, 2015 and December 31, 2014:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Commercial loans	$149	$150
Real estate mortgage loans:
Residential	3,416	3,625
Commercial	11,824	11,937
Construction and land	237	240
Consumer and other loans	-	-
Unpaid principal balance	$15,626	$15,952

Carrying amount	$14,216	$14,491

Accretable yield, or income collected, from these loans was as follows:

(Dollars in thousands)
Balance as of December 31, 2013	$8,993
New loans purchased, including loans classified as held-for-sale	-
Accretion of income	(285)
Reduction for loans sold, paid off and other	-
Loans charged off	-
Reclassifications from nonaccretable difference	-
Disposals	-
Balance as of March 31, 2014	$8,708
Balance as of December 31, 2014	$6,329
New loans purchased, including loans classified as held-for-sale	-
Accretion of income	(226)
Reduction for loans sold, paid off and other	(5)
Loans charged off	-
Reclassifications from nonaccretable difference	-
Disposals	-
Balance as of March 31, 2015	$6,098

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses as of March 31, 2015 or December 31, 2014, respectively.

NOTE 4 – REVOLVING LOAN AGREEMENTS

During the year ended December 31, 2011, Bancorp entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties.  There was no amount outstanding under the Revolvers as of December 31, 2014 with $2,200 remaining funds available as of the same date.  Each Revolver paid an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding.  To the extent that any Revolver was not fully drawn, an unused revolver fee was calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  The Revolvers matured on January 1, 2015.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 4 – REVOLVING LOAN AGREEMENTS (Continued)

On January 8, 2015, Bancorp entered into a loan agreement with Castle Creek SSF-D Investors, LP (“Castle Creek”) under which Castle Creek agreed to make revolving loans to the Company not to exceed $1,500 outstanding at any time (the “Castle Creek Revolver”).  In connection with the Castle Creek Revolver, the Company executed a revolving loan note in favor of Castle Creek.  The principal amount of the Castle Creek Revolver outstanding from time to time will accrue interest at 8% per annum, payable quarterly in arrears.  All amounts borrowed under the Castle Creek Revolver will be due and payable by the Company on January 7, 2017, unless payable sooner pursuant to the provisions of the related loan agreement.  To the extent that the Castle Creek Revolver is not fully drawn, an unused revolver fee will be calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  There was no amount outstanding under the Castle Creek Revolver as of March 31, 2015.

NOTE 5 – SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

As of March 31, 2015 and December 31, 2014, advances from the FHLB were as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Overnight advances maturing daily at a daily variable interest rate of 0.36% on March 31, 2015	$-	$-
Advance maturing January 9, 2015 at a fixed rate of 0.88%	-	4,000
Advances maturing March 2, 2015 at a fixed rate of 0.76%	-	2,000
Advances maturing July 15, 2016 at a fixed rate of 2.81%	2,500	2,500
Advances maturing January 9, 2017 at a fixed rate of 1.40%	4,000	4,000
Advances maturing May 30, 2017 at a fixed rate of 1.23%	5,000	5,000
Total advances from the FHLB	$11,500	$17,500

Each advance is payable at its maturity date, with a prepayment penalty for early termination.  The advances are collateralized by a blanket lien arrangement on the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to a total of $52,651 as of March 31, 2015 and had borrowed $11,500, leaving $41,151 available.  As of December 31, 2014, the Company was eligible to borrow up to a total of $51,986 and had borrowed $17,500, leaving $34,486 available as of the same date.

The Company also has a “Borrower in Custody” line of credit with the Federal Reserve by pledging collateral.  The amount of this line as of March 31, 2015 and December 31, 2014 was $25,782 and $24,360, respectively, all of which was available as of the respective dates.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure.  Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7,550, the Company agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating-rate contract (90-day LIBOR plus 375 basis points).  The fair value of this derivative instrument was $775 and $725 as of March 31, 2015 and December 31, 2014, respectively.  The fair value of the hedged item was $5,191 and $4,983 as of the same dates.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 by level within the hierarchy:

(Dollars in thousands)
March 31, 2015	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$6,958	$-	$6,958	$-
State and political subdivisions	6,740	-	6,740	-
Mortgage-backed securities - residential	29,755	-	29,755	-
Collateralized mortgage obligations	26,759	-	26,759	-
Corporate bonds	3,094	-	3,094	-
Liabilities:
Derivative liability	775	-	775	-

December 31, 2014	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$7,157	$-	$7,157	$-
State and political subdivisions	7,060	-	7,060	-
Mortgage-backed securities - residential	31,360	-	31,360	-
Collateralized mortgage obligations	28,962	-	28,962	-
Corporate bonds	3,094	-	3,094	-
Liabilities:
Derivative liability	725	-	725	-

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2015 and the year ended December 31, 2014.

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

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 7 – FAIR VALUE (Continued)

The following table presents information about our assets measured at fair value on a non-recurring basis as of March 31, 2015 and December 31, 2014, by level within the fair value hierarchy.  The amounts in the tables represent only assets for which the carrying amount has been adjusted for impairment during the period; therefore, these amounts will differ from the total amounts outstanding.

(Dollars in thousands)
March 31, 2015	Total	Level I	Level II	Level III
Impaired Loans (Collateral Dependent):
Real estate mortgage loans:
Residential	$495	$-	$495	$-
Commercial	275	-	-	275
Construction and land	109	-	109	-
Other real estate owned:
Real estate mortgage loans:
Residential	-	-	-	-
Commercial	-	-	-	-
Construction and land	3,719	-	3,719	-
Assets held for sale	786	-	786	-

December 31, 2014	Total	Level I	Level II	Level III
Impaired Loans (Collateral Dependent):
Real estate mortgage loans:
Residential	$495	$-	$-	$495
Commercial	275	-	-	275
Construction and land	252	-	-	252
Other real estate owned:
Real estate mortgage loans:
Residential	-	-	-	-
Commercial	-	-	-	-
Construction and land	3,773	-	-	3,773
Assets held for sale	786	-	786	-

The Company used the following methods and significant assumptions to estimate the fair value of each type of non-recurring financial instrument:
Impaired Loans (Collateral Dependent):
Management determined fair value measurements on impaired loans primarily through evaluations of appraisals performed.  The Company considered the appraisal as the starting point for determining fair value and then considered other factors and events in the environment that affected the fair value.  Appraisals for impaired loans are obtained by the Chief Credit Officer and performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company.  Once reviewed, a third-party specialist reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry-wide statistics.  On at least an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraised value of existing collateral to arrive at fair value.  Adjustments may be made to reflect the age of the appraisal and the type of underlying property.  Certain current appraised values were discounted to estimated fair value based on current market data such as recent sales of similar properties, discussions with potential buyers and negotiations with existing customers.  The Company’s ongoing strategy is to accelerate the disposition of substandard assets through such arrangements.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 7 – FAIR VALUE (Continued)

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

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs.  As of March 31, 2015, there were transfers from Level III to Level II in OREO and impaired loans as the fair value is based on contracted offers to purchase certain properties or current appraised values that were not further discounted.  There were no transfers between fair value levels as of December 31, 2014.

Quantitative Information about Level III Fair Value Measurements

The following table presents quantitative information about unobservable inputs for assets measured on a non-recurring basis using Level III measurements as of March 31, 2015 and December 31, 2014.  This quantitative information is the same for each class of loans.

(Dollars in thousands) March 31, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans (collateral dependent)	$330	Market comparable properties	Marketability discount	10.0% - 75.0%	20.8%

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans (collateral dependent)	$1,022	Market comparable properties	Marketability discount	0% – 20.0%	6.2%
Other real estate owned	3,773	Market comparable properties	Comparability adjustments	0% – 8.1%	2.8%

The table below summarizes the outstanding balance, valuation allowance, net carrying amount and period expense related to Level III non-recurring instruments for the three months ended March 31, 2015 and 2014:

(Dollars in thousands) March 31, 2015	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral dependent)	$605	$275	$330	$116

March 31, 2014	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral dependent)	$5,107	$1,417	$3,690	$51
Other real estate owned	3,509	982	2,527	23

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 7 – FAIR VALUE (Continued)

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015			December 31, 2014
(Dollars in thousands)	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$33,088	$33,088		$24,372	$24,372
Securities available-for-sale	73,306	73,306		77,633	77,633
Loans, net	358,825	365,807		360,279	366,686
Federal Home Loan Bank stock	928	N/	A	1,243	N/	A
Accrued interest receivable	1,416	1,416		1,464	1,464

Financial Liabilities:
Deposits	$423,132	$423,902		$415,756	$416,432
Federal Home Loan Bank
Advances and other borrowings	11,623	11,763		17,629	17,743
Subordinated debentures	16,234	8,886		16,218	8,552
Accrued interest payable	119	119		130	130
Interest rate swap	775	775		725	725

The methods and assumptions not previously presented, used to estimate fair value are described as follows:

Cash and cash equivalents:
The carrying amounts of cash and cash equivalents approximate the fair value and are classified as either Level I or Level II in the fair value hierarchy, with Level II comprised solely of national certificates of deposit held by the Bank.  As of March 31, 2015 and December 31, 2014, respectively, the breakdown of cash and cash equivalents between Level I and Level II were as follows:

	March 31, 2015		December 31, 2014
(Dollars in thousands)	Level I	Level II	Level I	Level II
Cash and cash equivalents	$29,401	$3,687	$20,186	$4,186

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

NOTE 7 – FAIR VALUE (Continued)

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

Off-balance sheet instruments:
The fair value of off-balance sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of these commitments as of March 31, 2015 was not material.

NOTE 8 – CAPITAL ADEQUACY

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

Effective July 2, 2013, the Federal Reserve approved final rules known as the “Basel III Capital Rules” substantially revising the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank. The Basel III Capital Rules address the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios. Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 to remove references to credit ratings from the federal banking agencies’ rules. Certain of the Basel III Capital Rules came into effect for the Company and the Bank on January 1, 2015; these rules are subject to a phase-in period which began on January 1, 2015.

The Basel III Capital Rules introduced a new capital measure “Common Equity Tier 1” (“CET1”). The rules specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements. CET1 capital consists of common stock instruments that meet the eligibility criteria in the final rules, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest. The rules also define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1, and not to the other components of capital. They also expand the scope of the adjustments as compared to existing regulations.

When fully phased-in on January 1, 2019, the Basel III Capital Rules will require banking organizations to maintain:

•	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased-in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation);
•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);
•	a minimum ratio of total capital (that is, Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and
•	a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 8 – CAPITAL ADEQUACY (Continued)

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

Under Basel I, the “prompt corrective action” rules provide that a bank will be: (i) “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage capital ratio of 5% or greater and is not subject to certain written agreements, orders, capital directives or prompt corrective action directives by a federal bank regulatory agency to maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally has a leverage capital ratio of 4% or greater; (iii) “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or generally has a leverage capital ratio of less than 4%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage capital ratio of less than 3%; or (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2%.  The federal bank regulatory agencies have authority to require additional capital.

The Basel III Capital Rules revised the “prompt corrective action” regulations pursuant to Section 38 of the FDICIA, by:

•	introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status;
•	increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 risk-based capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and
•	eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be well-capitalized.

Under the applicable rules, the Bank was well capitalized as of March 31, 2015 and December 31, 2014.  Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the Federal Deposit Insurance Corporation (“FDIC”) prior to accepting or renewing brokered deposits.  FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had a Memorandum of Understanding (“MoU”) with the FDIC and the Florida Office of Financial Regulation (“OFR”) that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%.  On July 13, 2012, the 2008 MoU was replaced by a new MoU  (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%.   The Bank met the minimum capital requirements of the 2012 MoU as of March 31, 2015 and December 31, 2014, when the Bank had total risk-based capital of 14.84% and 14.74%, respectively, and Tier 1 leverage capital of 10.87% and 10.31% as of the same dates.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 8 – CAPITAL ADEQUACY (Continued)

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.

The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total capital to risk-weighted assets of at least 8.00%, at least half of which must be Tier 1 capital.  As of March 31, 2015 and December 31, 2014, the Company met these requirements.

The following table presents the capital ratios and related information for the Company and the Bank in accordance with Basel III as of March 31, 2015 and Basel I as of December 31, 2014:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital to risk-weighted assets:
Consolidated	$59,040	15.14%	$31,194	8.00%	N/	A	N/	A
Bank	57,875	14.84	31,198	8.00	$38,997		10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	50,591	12.97	23,396	6.00	N/	A	N/	A
Bank	52,883	13.56	23,398	6.00	31,198		8.00
Common equity Tier I capital (CET1):
Consolidated	50,591	12.97	17,547	4.50	N/	A	N/	A
Bank	52,883	13.56	17,549	4.50	25,348		6.50
Tier I (Core) capital to average assets:
Consolidated	50,591	10.38	19,492	4.00	N/	A	N/	A
Bank	52,883	10.87	19,460	4.00	24,325		5.00

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital to risk-weighted assets:
Consolidated	$57,949	15.13%	$30,643	8.00%	N/	A	N/	A
Bank	56,400	14.74	30,619	8.00	$38,274		10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	49,290	12.87	15,322	4.00	N/	A	N/	A
Bank	51,497	13.45	15,310	4.00	22,964		6.00
Tier 1 (Core) capital to average assets:
Consolidated	49,290	9.85	20,014	4.00	N/	A	N/	A
Bank	51,497	10.31	19,980	4.00	24,975		5.00

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Dollars in thousands, except share and per share amounts)

NOTE 8 – CAPITAL ADEQUACY (Continued)

Dividends and Distributions

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt.  Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to its shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings.  Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the Bank’s regulators.  The Bank has not paid dividends since October 2009 and cannot currently pay dividends.  Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies and enforcement actions.  Bancorp has relied upon revolving loan agreements to pay its expenses during such time.  As of March 31, 2015 and December 31, 2014, remaining funds available under the revolving loan agreements were $1,500 and $2,200, respectively.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations represents an overview of the consolidated financial condition as of March 31, 2015 and December 31, 2014 and results of operations for the three months ended March 31, 2015 compared to the same period in 2014.  This discussion is designed to provide a more comprehensive review of the financial condition and operating results than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the interim financial statements and related footnotes included herein, and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.

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

As of March 31, 2015 and December 31, 2014, the Bank was well-capitalized with total risk based capital of 14.84% and 14.74% and Tier 1 leverage capital of 10.87% and 10.31%, respectively.  During the three months ended March 31, 2015 and looking forward, the Company intends to maintain the quality of its loan portfolio through the continued reduction of problem assets in a prudent and reasonable manner and to continue to improve the overall credit process including, but not limited to, loan origination disciplines, strict underwriting criteria, and succinct funding and onboarding processes.  In addition, the Company will carry on with the repositioning of its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors, and other service industries.  Such improvements have impacted our financial condition and results of operations as well as the recent improvements in the Company’s overall asset quality.

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

Financial Condition and Results of Operations

The Company’s performance during the periods ended March 31, 2015 and December 31, 2014 is reflective of the completion of a restructuring plan that better aligned the Company’s and the Bank’s processes and procedures with the best industry practices and standards.  As a result of these efforts, as well as recent indicators of stabilization in the local real estate markets, the Company recognized no provision expense, reduced noninterest expense and  continued general improvement in asset quality during the three months ended March 31, 2015.

Comparison of Financial Condition as of March 31, 2015 and December 31, 2014

Total assets increased $2.5 million, or 0.5%, from $488.6 million as of December 31, 2014 to $491.1 million as of March 31, 2015.  The Company experienced an increase in cash and cash equivalents in the amount of $8.7 million   This amount was offset by a decrease in securities available-for-sale of $4.3 million and net loans of $1.5 million during the three months ended March 31, 2015.

Investment securities available-for-sale decreased $4.3 million, or 5.6%, from $77.6 million as of December 31, 2014 to $73.3 million as of March 31, 2015.  During the three months ended March 31, 2015, the Company received $4.4 million in proceeds from principal repayments, maturities and calls.  The remaining variance is due to the change in fair market value during the same year-to-date period.

Total deposits increased by $7.4 million, or 1.8%, during the three months ended March 31, 2015, from $415.8 million as of December 31, 2014 to $423.1 million as of March 31, 2015.  The following is an explanation of the changes in each of the major deposit categories during the three months ended March 31, 2015:

•	Noninterest-bearing deposits increased $1.3 million, or 1.3%. This represents 25.8% of total deposits as of March 31, 2015;

•	Money market, NOW and savings deposits increased $12.5 million, or 7.2%, due to natural fluctuations in account balances; and

•
The time deposit portfolio decreased by $6.5 million, or 4.9%, driven primarily by a $5.9 million reduction in brokered CDs.  The remaining variance was due to a net decrease in local and national CDs when compared to the prior year-end.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FHLB advances and other borrowings decreased during the three months ended March 31, 2015, with FHLB advances and other borrowings of $11.6 million and $17.6 million as of March 31, 2015 and December 31, 2014, respectively.  This was due to two advances that matured in the first quarter of 2015.

Total shareholders’ equity increased slightly during the three months ended March 31, 2015, from $37.1 million as of December 31, 2014 to $38.3 million as of March 31, 2015.  This increase was attributable to an increase in accumulated comprehensive income of $262 thousand and net income during the three months ended March 31, 2015 of $914 thousand.  Accumulated comprehensive income increased based on changes in interest rates during the three months ended March 31, 2015.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

Net Income
The Company had net income of $914 thousand for the three months ended March 31, 2015 compared to net income of $26 thousand for the three months ended March 31, 2014.  On a diluted per share basis, the Company had earnings per share of $0.16 for the three months ended March 31, 2015, compared to $0.00 earnings per share of for the same period in the prior year.

Net Interest Income
Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $4.3 million for the three months ended March 31, 2015 and for the same period in 2014.

Total interest income remained relatively flat with a decrease of $44 thousand for the three months ended March 31, 2015 when compared to the same period in 2014.  There was a decrease in average loan balances of $2.5 million offset by an increase in the average yield on loans to 5.08% for the three months ended March 31, 2015 compared to 5.03% for the three months ended March 31, 2014.  The increase in the loan yield was driven by the decrease in nonperforming loans as well as an increase in accretion recognized on acquired loans of approximately $33 thousand when compared to the same period in the prior year.

The average cost of interest-bearing liabilities decreased 7 basis points to 0.88% for the three months ended March 31, 2015 compared to 0.95% for the same period in 2014.  The overall decrease in the average cost of interest-bearing deposits reflects an ongoing reduction in interest rates paid on deposits as a result of the re-pricing activities in the current low interest rate environment.

The net interest margin increased by 17 basis points to 3.79% from 3.62%, when comparing the first three months of 2015 to the same period in the prior year.  The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and evaluates rates paid on its core deposits to ensure they remain competitive in the local market environment.

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

	Three Months Ended March 31,
	2015			2014
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans (1)	$373,264	$4,677	5.08%	$375,753	$4,660	5.03%
Securities available-for-sale:
Taxable	69,952	290	1.68	76,996	320	1.69
Tax-exempt(2)	6,915	74	4.34	8,009	100	5.01
Other interest-earning assets(3)	13,560	33	0.99	17,566	38	0.88
Total interest-earning assets	463,691	5,074	4.44	478,324	5,118	4.34
Noninterest-earning assets(4)	23,848			17,656
Total assets	$487,539			$495,980
Interest-bearing liabilities:
Savings deposits	$9,753	$3	0.12%	$9,623	$4	0.17%
NOW deposits	29,591	7	0.10	26,162	5	0.08
Money market deposits	141,772	140	0.40	152,320	140	0.37
Time deposits	128,918	332	1.04	138,266	415	1.22
FHLB advances	13,800	51	1.47	20,000	74	1.50
Federal Reserve and other borrowings	67	-	0.00	11	-	0.00
Subordinated debt	16,223	202	5.07	16,160	203	5.09
Other interest-bearing liabilities(5)	1	7	0.00	-	11	0.00
Total interest-bearing liabilities	340,125	742	0.88	362,542	852	0.95
Noninterest-bearing liabilities	109,895			99,227
Shareholders' equity	37,519			34,211
Total liabilities and shareholders' equity	$487,539			$495,980
Net interest income		$4,332			$4,266
Interest rate spread(6)			3.56%			3.39%
Net interest margin(7)			3.79%			3.62%

(1)	Average loans include nonperforming loans. Interest on loans included loan fees (in thousands) of $14 and $17 for the three months ended March 31, 2015 and 2014, respectively.
(2)	Interest income and rates do not include the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax-exempt interest on tax-exempt investment securities to a fully taxable basis.
(3)	Includes federal funds sold.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes federal funds purchased and revolving loans that pay an annual rate of interest equal to 8% on a quarterly basis of the amount outstanding or an unused revolver fee calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Rate/Volume Analysis:
The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Three Months Ended March 31, 2015 vs. 2014
	Increase (Decrease) Due to(1)
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Loans	$48	$(31)	$17
Securities available-for-sale:
Taxable	(1)	(29)	(30)
Tax-exempt	(13)	(13)	(26)
Other interest-earning assets	4	(9)	(5)
Total interest-earning assets	$38	$(82)	$(44)

Interest-bearing liabilities:
Savings deposits	$(1)	$-	$(1)
NOW deposits	1	1	2
Money market deposits	10	(10)	-
Time deposits	(56)	(27)	(83)
FHLB advances	(2)	(22)	(24)
Federal Reserve and other borrowings	-	-	-
Subordinated debt	(1)	1	-
Other interest-bearing liabilities	(4)	-	(4)
Total interest-bearing liabilities	$(53)	$(57)	$(110)

Net change in net interest income	$91	$(25)	$66

(1)
The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each component.

Noninterest Income, Noninterest Expense and Income Taxes

Noninterest income remained relatively flat period-over-period, with $373 thousand and $377 thousand in service charges and other income for the three months ended March 31, 2015 and 2014, respectively.

Noninterest expense decreased to $3.8 million for the three months ended March 31, 2015, compared to $4.6 million for the same period in 2014.  This decrease was due to a decrease in salaries and employee benefits of $569 thousand, mainly due to the two reductions in workforce that occurred in 2014 during the second and fourth quarters.  In addition, there was a decrease of $92 thousand for occupancy and equipment, $22 thousand for director fees and $163 thousand for  loan expenses as a result of the Company’s continued execution of its ongoing strategy to reduce problem assets. The remainder of the components of noninterest expense remained relatively flat period-over-period.

Income tax expense increased to $14 thousand for the three months ended March 31, 2015 compared to none in the same period of the prior year.  This was the result of Alternative Minimum Taxes.  The Company recorded a full valuation allowance against its deferred taxes as of December 31, 2011.  This was substantially due to the fact that it was more-likely-than-not that the benefit would not be realized in future periods due to the uncertainty of future taxable income and Section 382 of the Internal Revenue Code.  Based on an analysis performed as of March 31, 2015 and December 31, 2014, it was determined that the need for a full valuation allowance still existed.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asset Quality

The Company has identified certain assets as risk elements.  These assets include nonperforming loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, troubled debt restructurings, and other real estate owned (i.e., foreclosed assets).  Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due.  These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company’s nonperforming loans, foreclosed assets and troubled debt restructurings as of March 31, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)	March 31, 2015	December 31, 2014
Nonperforming loans:
Commercial	$189	$21
Real estate mortgage loans
Residential	1,565	1,151
Commercial	6,633	7,408
Construction and land	562	574
Consumer loans and other	26	28
Total nonperforming loans(1)	8,975	9,182
Other real estate owned, net	4,007	4,061
Total nonperforming assets	$12,982	$13,243
Performing loans classified as troubled debt restructurings	$6,908	$8,585
Nonperforming loans classified as troubled debt restructurings(1)	2,032	2,209
Total loans classified as troubled debt restructuring	$8,940	$10,794
Nonperforming loans as a percent of gross loans	2.40%	2.45%
Nonperforming loans and other real estate owned as a percent of total assets	2.64%	2.71%

(1)	Includes nonperforming loans classified as troubled debt restructurings.

As shown in the table above, nonperforming assets remained relatively flat with a slight decrease of $261 thousand as of March 31, 2015 from December 31, 2014, respectively.  Nonperforming loans decreased $207 thousand as of the same dates.

Loans are deemed impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms.  As of March 31, 2015, impaired loans decreased by $1.9 million to $14.2 million, compared to $16.1 million as of December 31, 2014.  Nonperforming impaired loans were $8.0 million as of March 31, 2015.  Specific reserves in the amount of $767 thousand were allocated to impaired loans as of March 31, 2015.

During the normal course of business, the Company may restructure or modify the terms of a loan for various reasons.  The restructuring of a loan is considered a troubled debt restructuring if both (i) the borrower is experiencing financial difficulties and (ii) a concession was granted that otherwise would not have occurred under normal circumstances.  As of March 31, 2015, the Company had loan balances of $8.9 million for customers whose loans were classified as troubled debt restructurings, of which $8.2 million were included in the impaired loans balance as of the same date.  Of the total loans classified as troubled debt restructurings, $1.1 million were classified as troubled debt restructurings with collateral shortfalls.  The Company has allocated $341 thousand of the allowance for loan losses to customers whose loan terms have been modified as troubled debt restructurings with collateral shortfalls with none to the remaining troubled debt restructurings included in the impaired loans balance as of March 31, 2015.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

There were no troubled debt restructurings that occurred during the three months ended March 31, 2015.  As of March 31, 2015, the Company had not extended any additional credit to customers whose loans were classified as troubled debt restructurings.

Loans modified that did not meet the definition of a troubled debt restructuring had a total recorded investment of $0 and $2.8 million as of March 31, 2015 and 2014, respectively.  These modifications involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time, (ii) adjusting the interest rate to a market interest rate through maturity, or (iii) extension of interest-only payments for a limited period of time.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

Loans past due still accruing interest as of March 31, 2015 and December 31, 2014 were categorized as follows:

(Dollars in thousands) March 31, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$50	$43	$-	$93
Real estate mortgage loans:
Residential	291	147	-	438
Commercial	152	-	-	152
Construction and land	-	-	-	-
Consumer and other loans	263	-	-	263
Total	$756	$190	$-	$946

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$218	$-	$-	$218
Real estate mortgage loans:
Residential	848	527	-	1,375
Commercial	4,894	-	-	4,894
Construction and land	-	-	-	-
Consumer and other loans	269	-	-	269
Total	$6,229	$527	$-	$6,756

The decrease in total loans past due 30-89 days still accruing interest to $946 thousand as of March 31, 2015 from $6.8 million as of December 31, 2014 was driven primarily by one large commercial real estate loan that was between 30-59 days past due as of December 31, 2014 and became current at the beginning of 2015 as well as continued general improvements in overall asset quality during the three months ended March 31, 2015.

Adversely classified loans decreased to $19.9 million as of March 31, 2015 compared to $21.1 million as of December 31, 2014. Of the total adversely classified loans as of March 31, 2015, $9.5 million were nonperforming.

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

The same criteria used for all Company loans greater than 90 days past due and still accruing interest applies to loans acquired with deteriorated credit quality.  Loans acquired with deteriorated credit quality will be placed on nonaccrual status if the amount and timing of future cash flows cannot be reasonably estimated or if repayment of the loan is expected to be from collateral that has become deficient.  As of March 31, 2015, we had loans acquired with deteriorated credit quality on nonaccrual in the amount of $948 thousand.

Allowance and Provision for Loan Losses

The allowance for loan losses decreased by $6 thousand during the three months ended March 31, 2015, amounting to $14.4 million as of March 31, 2015 as compared to $14.4 million as of December 31, 2014.  The allowance represented approximately 3.85% and 3.84% of total loans as of March 31, 2015 and December 31, 2014, respectively.

Activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Allowance at beginning of period	$14,377	$15,760

Charge-offs:
Commercial loans	-	203
Real estate mortgage loans	211	664
Consumer and other loans	4	12
Total charge-offs	215	879

Recoveries:
Commercial loans	24	17
Real estate mortgage loans	166	201
Consumer and other loans	19	5
Total recoveries	209	223
Net charge-offs	6	656

Provision for loan losses charged to operating expenses:
Commercial loans	101	254
Real estate mortgage loans	(211)	(322)
Consumer and other loans	110	68
Total provision	-	-
Allowance at end of period	$14,371	$15,104

The decrease in the allowance for loan losses as of March 31, 2015 compared to March 31, 2014 was driven primarily by charge-offs taken during 2014 and the first quarter of 2015 that were specifically reserved as part of loans individually evaluated for impairment as of March 31, 2014. This is in direct correlation with the Company’s efforts to reduce problem assets and increase asset quality.

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own historical experience as well as industry and economic trends.  In calculating the Company’s allowance for loan losses, the Company’s historical loss experience is supplemented with various current qualitative and economic trends.  These current qualitative factors can include any of the following: changes in volume and severity of past due status, special mention, substandard and nonaccrual loans; levels of any trends in charge-offs and recoveries; changes in nature, volume and terms of loans; changes in lending policies and procedures; changes in lending management and quality of loan review; changes in economic and business conditions; and changes in underlying collateral values and effects of concentrations. There were no changes in the current qualitative factors from December 31, 2014 to March 31, 2015.   Although the Company’s overall asset quality, as well as the economy in the markets served, is moving in a positive direction, management does not yet view this as a trend and will continue to monitor these metrics until such time as the trends are considered to be sustainable.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of March 31, 2015, of the $13.6 million of the allowance for loan losses from loans collectively evaluated for impairment, the real estate mortgage loans portfolio segment had total weighted average qualitative factors of 1.09%, or $2.7 million; the commercial loans portfolio segment had total weighted average qualitative factors of 1.30%, or $733 thousand; and the consumer and other loans portfolio segment had total qualitative factors of 1.59%, or $21 thousand.  Impaired loans were $14.2 million as of March 31, 2015, of which $767 thousand was specifically allocated to the allowance for loan losses which was deemed appropriate to absorb probable incurred credit losses.

As part of the Company’s allowance for loan losses policy, loans acquired from ABI with evidence of deteriorated credit quality were included in our evaluation of the allowance for loan losses for each period.  For loans acquired with deteriorated credit quality, if the loss was attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill.  If not, the additional deterioration was recorded as additional provision expense with a corresponding increase to the allowance for loan losses.  After the measurement period, any additional impairment above the current carrying discount was recorded as additional provision for loan loss expense with a corresponding increase to the allowance for loan losses.  As of March 31, 2015, there were $1.7 million in loans acquired with deteriorated credit quality that were included in the evaluation of the allowance for loan losses.

All loans acquired as a result of the merger with ABI were recorded at fair value on the date of the acquisition.  The loan amounts reported for these loans are net of fair value adjustments.  As of March 31, 2015, there were $3.2 million of fair value adjustments that will be accreted into interest income over the remaining term of the acquired loans or to support unidentified losses.

For loans acquired with deteriorated credit quality that were deemed troubled debt restructurings prior to the Company’s acquisition of them, these loans were not considered troubled debt restructurings as they were accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Subsequent to the acquisition, the same criteria used for all other loans applied to loans acquired with deteriorated credit quality and their treatment as troubled debt restructurings.  As of March 31, 2015, there was one acquired loan with deteriorated credit quality that was deemed a troubled debt restructuring in the amount of $777 thousand.

The allowance for loan losses is a valuation allowance for credit losses in the loan portfolio.  Management adopted a methodology to properly analyze and determine an adequate loan loss allowance.  The analysis is based on sound, reliable and well documented information and is designed to support an allowance that is adequate to absorb probable incurred credit losses in the Company’s loan and lease portfolio.  Due to their similarities, the Company has grouped the loan portfolio as follows: commercial loans, residential real estate loans, commercial real estate loans, and consumer and other loans.  The Company has created a loan classification system to calculate the allowance for loan losses.  Loans are periodically evaluated for impairment.  If a loan is deemed to be impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale or operation of the underlying collateral.

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

Based on the results of the analysis performed by management as of March 31, 2015, the allowance for loan losses was considered adequate to absorb probable incurred credit losses in the portfolio as of that date.  As more fully discussed in the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates and judgments.  Actual results may differ significantly from these estimates and judgments.

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

Cash Flows from Operating Activities:
Net cash from operating activities was $917 thousand and $9 thousand for the three months ended March 31, 2015 and 2014, respectively.  Net cash from operating activities for the three months ended March 31, 2015 was primarily impacted by net income of $914 thousand, as adjusted for (i) net accretion of purchase accounting adjustments, mainly purchased loans, of $153 thousand, (ii) premium amortization for securities, net of accretion, of $203 thousand, (iii) depreciation and amortization of $130 thousand, (iv) net change in accrued interest receivable and other assets of $24 thousand, and (v) net change in accrued expenses and other liabilities of $133 thousand.  Net cash from operating activities for the same period in the prior year reflected net income of $26 thousand, as adjusted for (a) the net change in accrued interest receivable and other assets of $170 thousand, (b) net accretion of purchase accounting adjustments of $101 thousand, (c) premium amortization for securities, net of accretion, of $226 thousand, and (d) net change in accrued expenses and other liabilities of $117 thousand.

Cash Flows from Investing Activities:
Net cash from (used for) investing activities was $6.4 million and ($5.8) million for the three months ended March 31, 2015 and 2014, respectively.  The increase in cash flows from investing activities was primarily due to a net increase of $11.6 million in cash inflows from loan payments (originations).

Cash Flows from Financing Activities:
Net cash from (used for) financing activities was $1.4 million and ($11.0) million for the three months ended March 31, 2015 and 2014, respectively.  The period-over-period increase in cash inflows was due to a net increase of $18.4 million in net deposit cash flows during the three months ended March 31, 2015, compared to the same period in the prior year.  This was offset by $6.0 million in cash outflows to repay Federal Home Loan Bank fixed rate advances.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources

The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows.  The primary internal sources of liquidity include principal and interest payments on loans, proceeds from maturities and monthly payments on the balance of the investment securities portfolio, and its overnight position with federal funds sold.  As of March 31, 2015, the Company had $73.3 million in available-for-sale securities, $4.9 million of which was pledged to the Federal Reserve Bank for the Borrower-in-Custody Program as well as the State of Florida.  Scheduled maturities and paydowns of the Company’s investment securities are an additional source of liquidity.  The Company also has the ability to convert marketable securities into cash or access new or existing sources of incremental funds if the need should arise.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market deposits.

In the second quarter of 2014, the Bank moved the majority of its correspondent bank activity to the Federal Reserve Bank.  As of March 31, 2015, the Bank had unsecured federal funds purchased accommodations with its correspondent banks totaling $19.5 million, all of which was available on that date. Availability of funds under the unsecured federal funds purchased accommodations is based on the Company’s capital adequacy as of that date; therefore, total funds available under these accommodations could fluctuate period-over-period.

In addition, the Bank has invested in FHLB stock for the purpose of establishing a line of credit with FHLB.  This line is collateralized by a lien arrangement on the Bank’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $52.7 million as of March 31, 2015 and had borrowed $11.5 million, leaving $41.2 million available as of the same date.  The Bank also has a “Borrower in Custody” line of credit with the Federal Reserve Bank that utilizes excess loan collateral and pledged municipal securities.  The amount of this line as of March 31, 2015 was $25.8 million, all of which was available as of that date.  While these lines of credit were available to the Company as of March 31, 2015, they do not represent legal commitments to extend credit.

The Bank also has access to the non-brokered national and brokered deposit markets to supplement liquidity needs.  As of March 31, 2015, the Bank had $68.7 million in national CDs and $2.4 million in brokered CDs.  The Bank has historically utilized brokered deposits, but absent a waiver from the FDIC, could not offer brokered CDs during 2012 as it was not well capitalized until December 31, 2012.  Our ability to utilize brokered CDs and the rates we can pay on deposits will be limited if the Bank fails to remain well capitalized for regulatory purposes.

During the year ended December 31, 2011, Bancorp entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties.  Each Revolver paid an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding.  To the extent that any Revolver was not fully drawn, an unused revolver fee was calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  The Revolvers matured on January 1, 2015.  There were no amounts outstanding under the Revolvers with $2.2 million remaining available as of December 31, 2014.

On January 8, 2015, Bancorp entered into a loan agreement with Castle Creek SSF-D Investors, LP (“Castle Creek”) under which Castle Creek agreed to make revolving loans to the Company not to exceed $1.5 million outstanding at any time (the “Castle Creek Revolver”).  In connection with the Castle Creek Revolver, Bancorp executed a revolving loan note in favor of Castle Creek.  The principal amount of the Castle Creek Revolver outstanding from time to time will accrue interest at 8% per annum, payable quarterly in arrears.  All amounts borrowed under the Castle Creek Revolver will be due and payable by the Company on January 7, 2017, unless payable sooner pursuant to the provisions of the related loan agreement.  To the extent that the Castle Creek Revolver is not fully drawn, an unused revolver fee will be calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  There was no amount outstanding under the Castle Creek Revolver as of March 31, 2015.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In the past, Bancorp has depended on the Revolvers and more recently, the Castle Creek revolver, in addition to cash on hand and net proceeds from capital raise activities, to pay its operating and interest expenses.  Management believes the maximum borrowings available under the Castle Creek Revolver as of March 31, 2015 and other sources of liquidity are sufficient through December 31, 2015.

Historically, the primary source of Bancorp’s income was expected to be dividends from the Bank.  A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law.  Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows: No bank may pay a dividend at any time that the total of net income for the current year, when combined with retained net income from the preceding two years, produces a loss.  The Bank met this restriction as of March 31, 2015 as our net income for the three months ended March 31, 2015 combined with retained earnings from the preceding two years produced a loss.  The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

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

The federal regulatory authorities’ current risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision. The Basel Committee is a committee of central banks and bank regulators from the major industrialized countries that develops broad policy guidelines for use by a country’s regulators in determining appropriate supervisory policies. In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity supervisory policies generally referred to as “Basel III.”

Effective July 2, 2013, the Federal Reserve approved final rules known as the “Basel III Capital Rules” substantially revising the risk-based capital and leverage capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank. The Basel III Capital Rules address the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios. Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 to remove references to credit ratings from the federal banking agencies’ rules. Certain of the Basel III Capital Rules came into effect for the Company and the Bank on January 1, 2015; these rules are subject to a phase-in period which began on January 1, 2015.

The Basel III Capital Rules introduced a new capital measure “Common Equity Tier 1” (“CET1”). The rules specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements. CET1 capital consists of common stock instruments that meet the eligibility criteria in the final rules, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest. The rules also define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1, and not to the other components of capital. They also expand the scope of the adjustments as compared to existing regulations.

When fully phased-in on January 1, 2019, the Basel III Capital Rules will require banking organizations to maintain:

•	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased-in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation);
•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the 2.5% capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased-in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);
•	a minimum ratio of total capital (that is, Tier 1 plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the 2.5% capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased-in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and
•	a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to adjusted average consolidated assets.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Basel III Capital Rules provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the Company and the Bank are given a one-time election (the “Opt-out Election”) to filter certain accumulated other comprehensive income (“AOCI”) components, comparable to the treatment under the current general risk-based capital rule. The AOCI Opt-out Election must be made on the March 31, 2015 Call Report for the Bank and the June 30, 2015 FR Y-9SP for the Company. The Bank and the Company have chosen the Opt-out Election.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

In addition, the Basel III Capital Rules revise the rules for calculating risk-weighted assets to enhance their risk sensitivity. They establish a new framework under which mortgage-backed securities and other securitization exposures will be subject to risk-weights ranging from 20% to 1,250%. The rules also establish adjusted risk-weights for credit exposures, including multi-family and commercial real estate exposures that are 90 days or more past due or on non-accrual, which will be subject to a 150% risk-weight, except in situations where qualifying collateral and/or guarantees are in place. The existing treatment of residential mortgage exposures will remain subject to either a 50% risk-weight (for prudently underwritten owner-occupied first liens that are current or less than 90 days past due) or a 100% risk-weight (for all other residential mortgage exposures including 90 days or more past due exposures).

As of March 31, 2015 and December 31, 2014, the Bank, and the Company met all capital adequacy requirements to which they were subject.  Further, management and the Bank’s Board of Directors have committed to the FDIC to maintain Total Risk-Based Capital of 12% and Tier 1 Capital to Average Assets of 8%.  For additional information related to the Company’s capital adequacy information, please refer to Note 8 – Capital Adequacy in the accompanying notes to the Consolidated Financial Statements.

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

Under Basel I, the “prompt corrective action” rules provide that a bank will be: (i) “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, a leverage capital ratio of 5% or greater and is not subject to certain written agreements, orders, capital directives or prompt corrective action directives by a federal bank regulatory agency to maintain a specific capital level for any capital measure; (ii) “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater, and generally has a leverage capital ratio of 4% or greater; (iii) “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4% or generally has a leverage capital ratio of less than 4%; (iv) “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3% or a leverage capital ratio of less than 3%; or (v) “critically undercapitalized” if its ratio of tangible equity to total assets is equal to or less than 2%.  The federal bank regulatory agencies have authority to require additional capital.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Basel III Capital Rules revised the “prompt corrective action” regulations pursuant to Section 38 of the FDICIA, by:

•	introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status;
•	increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 risk-based capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and
•	eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be well-capitalized.

Under the applicable rules, the Bank was well capitalized as of March 31, 2015 and December 31, 2014.  Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the FDIC prior to accepting or renewing brokered deposits.  FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had an MoU with the FDIC and the Florida Office of Financial Regulation that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%.  On July 13, 2012, the 2008 MoU was replaced by a new MoU (the “2012 MoU”), which, among other things, requires the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%.   The Bank met the minimum capital requirements of these memoranda as of March 31, 2015 and December 31, 2014, when the Bank had total risk-based capital of 14.84% and 14.74% and Tier 1 leverage capital of 10.87% and 10.31%, respectively.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In December 2006, bank regulators issued “Joint Guidance on Concentrations in Commercial Real Estate Lending.”  This document outlines regulators’ concerns regarding the high level of growth in commercial real estate loans on banks’ balance sheets.  Many banks, especially those in Florida, have substantial exposure to commercial real estate loans.  The concentration in this category is considered when analyzing the adequacy of the loan loss allowance based on sound, reliable and well-documented information.  The Bank’s 2012 MoU with the FDIC also requires us to monitor and reduce our commercial real estate (“CRE”) loan concentrations.  As of March 31, 2015, the ratio of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans as a percentage of total risk-based capital was 248.1% compared to 252.1% as of December 31, 2014.  Both our March 31, 2015 and December 31, 2014 ratios did not exceed applicable regulatory guidance of 300% of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans.

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.  The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total risk-based capital of at least 8.00%, at least half of which must be Tier 1 capital.  As of March 31, 2015 and December 31, 2014, Bancorp met these requirements.

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

Dividends and Distributions

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt.  Banking regulations and enforcement actions require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings.  Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the bank’s regulators.  The Bank has not paid dividends to Bancorp since October 2009 and cannot currently pay dividends, and Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies and enforcement actions.  Bancorp has relied upon revolving loan agreements to pay its expenses during such time.  As of March 31, 2015 and December 31, 2014, there were $1.5 million and $2.2 million in remaining funds available under the revolving loan agreements, respectively.  During the three months ended March 31, 2015 and the year ended December 31, 2014, Bancorp used cash on hand and net proceeds from capital raise activities to fund operations.

Contractual Obligations, Commitments and Contingent Liabilities

The Company has various financial obligations, including contractual obligations and commitments that are expected to require future cash payments.  Management believes that there have been no material changes in the Company’s overall level of these financial obligations since December 31, 2014 and that any changes in the Company’s obligations which have occurred are routine for the industry.  Further discussion of the nature of each type of obligation is included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Off-Balance Sheet Arrangements

Management believes that there have been no material changes in off-balance sheet arrangements and related risks since the Company’s disclosure in its Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.

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

Deferred Income Taxes

Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income.  From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available.  Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against our deferred tax asset as of December 31, 2014 and December 31, 2013.  The Company performed an analysis as of March 31, 2015 and determined the need for a valuation allowance still existed.  To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense.  Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once the Company can demonstrate a sustainable return to profitability and conclude that it is more-likely-than-not that the deferred tax asset will be utilized prior to expiration.

Additional information with regard to the Company’s methodology and reporting of its critical accounting policies and associated estimates is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.

Recently Issued Accounting and Reporting Standards

In May 2014, the FASB issued ASU No. 2014-09 Revenue from Contracts with Customers (Topic 606).  This update to the Accounting Standards Codification is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance in ASU 2014-09 describes a five-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information.  The amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is not allowed.  The Company is currently evaluating the effects of ASU 2014-09 on its Consolidated Financial Statements and disclosures, if any.

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

JACKSONVILLE BANCORP, INC.

Item 4.	Controls and Procedures (Continued)

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

Management believes that there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.

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

Exhibit No. 10.2
Revolving Loan Note of Jacksonville Bancorp, Inc. payable to Castle Creek SSF-D Investors, LP dated as of January 8, 2015 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 14, 2015, File No. 000-30248).

Exhibit No. 31.1	Certification of Chief Executive Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 31.2	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002. *

Exhibit No. 101.INS	XBRL Instance Document.*

Exhibit No. 101.SCH	XBRL Schema Document.*

Exhibit No. 101.CAL	XBRL Calculation Linkbase Document.*

Exhibit No. 101.DEF	XBRL Definition Linkbase Document.*

Exhibit No. 101.LAB	XBRL Label Linkbase Document.*

Exhibit No. 101.PRE	XBRL Presentation Linkbase Document.*

*        Included herewith.
†        Identifies management contracts or compensatory plans or arrangements.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Date: May 11, 2015	By:	/S/ KENDALL L. SPENCER
Kendall L. Spencer
President and Chief Executive Officer
(Principal executive officer)

Date: May 11, 2015	By:	/S/ VALERIE A. KENDALL
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

Exhibit No. 10.2
Revolving Loan Note of Jacksonville Bancorp, Inc. payable to Castle Creek SSF-D Investors, LP dated as of January 8, 2015 (incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on January 14, 2015, File No. 000-30248).

Exhibit No. 31.1	Certification of Chief Executive Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 31.2	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002. *

Exhibit No. 101.INS	XBRL Instance Document.*

Exhibit No. 101.SCH	XBRL Schema Document.*

Exhibit No. 101.CAL	XBRL Calculation Linkbase Document.*

Exhibit No. 101.DEF	XBRL Definition Linkbase Document.*

Exhibit No. 101.LAB	XBRL Label Linkbase Document.*

Exhibit No. 101.PRE	XBRL Presentation Linkbase Document.*

*        Included herewith.
†        Identifies management contracts or compensatory plans or arrangements.