Form 10-Q
period 2015-06-30
JACKSONVILLE BANCORP INC /FL/
filed 2015-08-10
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2015

or

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

As of July 31, 2015, the latest practicable date, there were 3,214,461 shares of the Registrant’s common stock outstanding and 2,581,821 shares of the Registrant’s nonvoting common stock outstanding.

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

JACKSONVILLE BANCORP, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Cash and due from financial institutions	$27,583	$23,778
Federal funds sold and other	1,972	594
Cash and cash equivalents	29,555	24,372
Securities available-for-sale	73,235	77,633
Loans, net of allowance for loan losses of $12,861 and $14,377 as of June 30, 2015 and December 31, 2014, respectively	372,838	360,279
Premises and equipment, net	4,936	5,147
Assets held for sale	711	786
Bank-owned life insurance	11,938	11,857
Federal Home Loan Bank stock, at cost	1,140	1,243
Other real estate owned, net	4,047	4,061
Accrued interest receivable	1,340	1,464
Other intangible assets, net	455	570
Other assets	1,661	1,172
Total assets	$501,856	$488,584

LIABILITIES
Deposits
Noninterest-bearing demand deposits	$116,013	$107,840
Money market, NOW and savings deposits	187,142	174,693
Time deposits	123,033	133,223
Total deposits	426,188	415,756
Federal Home Loan Bank short-term borrowings	5,000	6,000
Federal Home Loan Bank and other long-term borrowings	11,617	11,629
Subordinated debentures	16,250	16,218
Accrued expenses and other liabilities	1,730	1,869
Total liabilities	460,785	451,472

SHAREHOLDERS' EQUITY
Preferred stock	-	-
Common stock, $.01 par value, 3,214,461 and 3,180,300 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	32	32
Nonvoting common stock, $.01 par value, 2,581,821 and 2,614,821 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	26	26
Additional paid–in capital	138,121	138,096
Retained deficit	(96,736)	(100,759)
Accumulated other comprehensive loss	(372)	(283)
Total shareholders’ equity	41,071	37,112
Total liabilities and shareholders’ equity	$501,856	$488,584

See accompanying notes to the Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and dividend income:
Loans, including fees	$4,820	$5,099	$9,497	$9,759
Taxable securities	278	302	568	622
Tax-exempt securities	73	91	147	191
Federal funds sold and other	35	41	68	79
Total interest income	5,206	5,533	10,280	10,651

Interest expense:
Deposits	470	541	952	1,105
Federal Reserve and other borrowings	8	11	15	22
Federal Home Loan Bank advances	49	75	100	149
Subordinated debentures	206	205	408	408
Total interest expense	733	832	1,475	1,684

Net interest income	4,473	4,701	8,805	8,967
Provision for loan losses	(2,011)	287	(2,011)	287
Net interest income after provision for loan losses	6,484	4,414	10,816	8,680

Noninterest income:
Service charges on deposit accounts	179	190	365	364
Other income	193	189	380	392
Total noninterest income	372	379	745	756

Noninterest expense:
Salaries and employee benefits	1,569	2,177	3,159	4,336
Occupancy and equipment	552	616	1,109	1,265
Regulatory assessments	181	169	367	361
Data processing	513	490	1,057	1,030
Advertising and business development	68	83	127	141
Professional fees	271	256	528	494
Telephone expense	88	96	179	189
Other real estate owned expense	75	41	160	110
Other	398	358	806	977
Total noninterest expense	3,715	4,286	7,492	8,903

Net income before income taxes	3,141	507	4,069	533
Income tax expense	32	-	46	-
Net income	$3,109	$507	$4,023	$533

Weighted average common shares outstanding:
Basic shares	5,796,260	5,795,095	5,795,874	5,795,095
Dilutive stock options	11,661	544	8,460	3,923
Diluted shares	5,807,921	5,795,639	5,804,334	5,799,018

Earnings per common share:
Basic	$0.54	$0.09	$0.69	$0.09
Diluted	$0.54	$0.09	$0.69	$0.09

See accompanying notes to the Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$3,109	$507	$4,023	$533
Other comprehensive (loss) income:
Change in unrealized holding (losses) gains on available-for-sale securities	(433)	531	(121)	1,054
Net unrealized derivative loss (gain) on cash flow hedge	82	(39)	32	(33)
Other comprehensive (loss) income	(351)	492	(89)	1,021
Tax effect	-	-	-	-
Other comprehensive (loss) income, net of tax effect	(351)	492	(89)	1,021
Total comprehensive income	$2,758	$999	$3,934	$1,554

See accompanying notes to the Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(Dollars in thousands)

	Common Stock		Nonvoting Common Stock		Preferred Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Amount
Balance as of December 31, 2013	3,177,090	$32	2,618,005	$26	-	$-	$138,050	$(102,688)	$(1,488)	$33,932
Net income								533		533
Other comprehensive income									1,021	1,021
Total comprehensive income										1,554
Permitted transfer of nonvoting common stock to common stock	3,184		(3,184)							-
Share-based compensation expense							34			34
Balance as of June 30, 2014	3,180,274	$32	2,614,821	$26	-	$-	$138,084	$(102,155)	$(467)	$35,520

Balance as of December 31, 2014	3,180,300	$32	2,614,821	$26	-	$-	$138,096	$(100,759)	$(283)	$37,112
Net income								4,023		4,023
Other comprehensive loss									(89)	(89)
Total comprehensive income										3,934
Permitted transfer of nonvoting common stock to common stock	33,000		(33,000)							-
Exercise of common stock options, including tax benefit	1,125						11			11
Vesting of restricted stock	36									-
Share-based compensation expense							14			14
Balance as of June 30, 2015	3,214,461	$32	2,581,821	$26	-	$-	$138,121	$(96,736)	$(372)	$41,071

See accompanying notes to the Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$4,023	$533
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	260	353
Net amortization of deferred loan fees	86	81
Provision for loan losses	(2,011)	287
Premium amortization for securities, net of accretion	397	441
Net accretion of purchase accounting adjustments	(232)	(572)
Net loss on sale of other real estate owned	2	1
Write-downs of other real estate owned	91	36
Write-down of assets held for sale	75	-
Earnings on bank-owned life insurance	(81)	(97)
Loss on disposal of premises and equipment	-	7
Share-based compensation	14	34
Net change in:
Accrued interest receivable and other assets	(365)	(301)
Accrued expenses and other liabilities	(105)	(196)
Net cash from operating activities	2,154	607

Cash flows (used for) from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	9,945	8,344
Purchases	(6,066)	(5,127)
Loan (originations) payments, net	(10,440)	46
Proceeds from sale of other real estate owned	89	7
Additions to premises and equipment, net	(49)	(203)
Proceeds from Federal Home Loan Bank stock, net	103	224
Net cash (used for) from investing activities	(6,418)	3,291

Cash flows from (used for) financing activities:
Net change in deposits	10,436	(14,093)
Proceeds from Federal Home Loan Bank advances	5,000	-
Repayment of Federal Home Loan Bank advances	(6,000)	-
Proceeds from exercise of common stock options	11	-
Net cash from (used for) financing activities	9,447	(14,093)

Net change in cash and cash equivalents	5,183	(10,195)
Cash and cash equivalents at beginning of period	24,372	40,325
Cash and cash equivalents at end of period	$29,555	$30,130

See accompanying notes to the Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont.)
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2015	2014

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$1,493	$1,699
Income taxes	14	-

Supplemental schedule of noncash investing activities:
Acquisition of other real estate owned	$167	$965
Transfer of assets to held for sale	-	944

See accompanying notes to the Consolidated Financial Statements.

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

Nature of Operations

Bancorp is a financial holding company headquartered in Jacksonville, Florida. The Bank currently provides financial services through eight full-service branches in Jacksonville and Jacksonville Beach, Duval County, Florida, as well as its virtual branch.  The Company’s primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans.  Substantially all loans are secured by specific items of collateral, including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flow from operations of businesses.  There are no significant concentrations of loans to any one industry or customer.  However, the customers’ ability to repay their loans is dependent on the local real estate market and general economic conditions in the area.  For further information, please refer to the Consolidated Financial Statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.

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

When OTTI occurs for either debt securities or purchased beneficial interests that, on the purchase date, were rated below AA, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more-likely-than-not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss.  If an entity intends to sell or it is more-likely-than-not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI must be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If an entity does not intend to sell the security and it is not more-likely-than-not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI must be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

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

Overdrawn customer checking accounts are reclassified as commercial loans and are evaluated on an individual basis for collectability.  These balances are included in the estimate of allowance for loan losses and are charged off when collectability is considered doubtful.  As of June 30, 2015 and December 31, 2014, overdrawn customer deposit accounts reclassified as commercial loans were $61,000 and $78,000, respectively.

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

Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired.  TDRs are measured at the present value of estimated expected future cash flows using the loan’s effective rate at inception unless they are collateral dependent.  Key factors that the Company considers at the time a loan is restructured to determine whether the loan should accrue interest include if the loan is less than 90 days past due and if the loan is in compliance with the modified terms of the loan.  The Company determines that the loan has been restructured to be reasonably assured of repayment and of performance according to the modified terms by performing an analysis that documents exactly how the loan is expected to perform under the modified terms.  Once loans become TDRs, they remain TDRs until they mature or are paid off in the normal course of business.

The general component covers all other loans not identified as impaired and is based on historical losses with consideration given to current environmental factors.  The historical loss component of the allowance is determined by losses recognized by each portfolio segment over the preceding five years with the most recent years carrying more weight.  This is supplemented by the risks for each portfolio segment.  In calculating the historical component of our allowance, we aggregate the portfolio segments by class of loans as follows:  commercial loans, residential real estate mortgage loans, commercial real estate mortgage loans (which include construction and land loans), and consumer and other loans.  Actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  the concentration of criticized loans as a percentage of total loans, levels of loan concentration within a portfolio segment or division of a portfolio segment and broad economic conditions.

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

Assets Held-for-Sale

The Company reclassifies long-lived assets to assets held-for-sale when all required criteria for such reclassification are met.  The assets held for sale are recorded at the lower of the carrying value or fair value less costs to sell.  An asset held-for-sale must meet the following conditions:  (i) management, having authority to approve the action, commits to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, (iv) the sale of the asset is probable, and transfer of the asset is expected to qualify for recognition as a completed sale, within one year, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

In the second quarter of 2014, a determination was made that certain assets met the criteria to be classified as held-for-sale. In the third quarter of 2014, the fair value for the related assets was less than their carrying value.  Therefore, a loss of $140,000 was recorded to noninterest expense during 2014.  As of June 30, 2015, the assets were under contract to be sold. Based on the sales contract price, the fair value was determined to be less than the carrying value and a charge was recorded to noninterest expense in the amount of $75,000 during the second quarter of 2015.

Reclassifications

Certain amounts in the prior year’s financial statements were reclassified to conform to the current year’s presentation.  These reclassifications had no impact on the prior periods’ net income or shareholders’ equity.

Recently Issued Accounting and Reporting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This update to the Accounting Standards Codification is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance in ASU 2014-09 describes a five-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information.  This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is allowed as of the original effective date for annual periods beginning after December 15, 2016.  The Company is currently evaluating the effects of the adoption of this standard on its Consolidated Financial Statements and disclosures, if any.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This standard will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances.  In connection with each annual and interim period, management will have to assess if there is substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date.  Management must consider relevant conditions that are known (and reasonably knowable) at the issuance date.  Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date.  The new standard defines substantial doubt and provides example indicators.  The definition of substantial doubt incorporates a likelihood threshold of “probable” similar to the current use of the term in U.S. GAAP for loss contingencies.  Disclosures will be required if conditions give rise to substantial doubt.  However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures.  This standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier application is permitted. The Company is currently evaluating the effects of the adoption of this standard on its Consolidated Financial Statements and disclosures, if any.

JACKSONVILLE BANCORP, INC.

NOTE 1 – BASIS OF PRESENTATION (Continued)

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change the accounting for a customer’s accounting for service contracts. The adoption of this standard is not expected to have a significant impact on the Company’s Consolidated Financial Statements and disclosures, if any.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio as of June 30, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(Dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
June 30, 2015
Available-for-sale:
U.S. government-sponsored entities and agencies	$7,179	$169	$(30)	$7,318
State and political subdivisions	6,241	447	-	6,688
Mortgage-backed securities - residential	28,205	834	(65)	28,974
Collateralized mortgage obligations	27,918	94	(340)	27,672
Corporate bonds	2,519	64	-	2,583
Total	$72,062	$1,608	$(435)	$73,235

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014
Available-for-sale:
U.S. government-sponsored entities and agencies	$7,019	$161	$(23)	$7,157
State and political subdivisions	6,535	525	-	7,060
Mortgage-backed securities - residential	30,454	928	(22)	31,360
Collateralized mortgage obligations	29,306	94	(438)	28,962
Corporate bonds	3,025	69	-	3,094
Total	$76,339	$1,777	$(483)	$77,633

As of June 30, 2015 and December 31, 2014, the Company’s investment securities portfolio did not include any held-to-maturity securities.

JACKSONVILLE BANCORP, INC.

NOTE 2 - INVESTMENT SECURITIES (Continued)

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

(Dollars in thousands) June 30, 2015	Amortized Cost	Fair Value
Available-for-sale:
Within one year	$-	$-
One to five years	2,494	2,540
Five to ten years	4,350	4,430
Beyond ten years	9,095	9,619
Mortgage-backed securities – residential	28,205	28,974
Collateralized mortgage obligations	27,918	27,672
Total	$72,062	$73,235

The following table summarizes the investment securities with unrealized losses as of June 30, 2015 and December 31, 2014 listed by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(Dollars in thousands) June 30, 2015	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
U.S. government-sponsored entities and agencies	$588	$(12)	$982	$(18)	$1,570	$(30)
State and political subdivisions	-	-	-	-	-	-
Mortgage backed securities – residential	2,576	(38)	1,167	(27)	3,743	(65)
Collateralized mortgage obligations	5,938	(38)	9,251	(302)	15,189	(340)
Corporate bonds	-	-	-	-	-	-
Total available-for-sale securities	$9,102	$(88)	$11,400	$(347)	$20,502	$(435)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2014	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
U.S. government-sponsored entities and agencies	$-	$-	$977	$(23)	$977	$(23)
State and political subdivisions	-	-	-	-	-	-
Mortgage backed securities – residential	1,849	(1)	1,192	(21)	3,041	(22)
Collateralized mortgage obligations	6,599	(40)	11,258	(398)	17,857	(438)
Corporate bonds	-	-	-	-	-	-
Total available-for-sale securities	$8,448	$(41)	$13,427	$(442)	$21,875	$(483)

As of June 30, 2015 and December 31, 2014, the Company’s security portfolio consisted of $73.2 million and $77.6 million, respectively, in available-for-sale securities, of which $20.5 million and $21.9 million were in an unrealized loss position for the related periods.  The unrealized losses as of June 30, 2015 and December 31, 2014 were related to all securities types held by the Company, as discussed below.

U.S. Government-Sponsored Entities and Agency Securities:
All of the U.S. Agency securities held by the Company were issued by U.S. government-sponsored entities and agencies. As of June 30, 2015 and December 31, 2014, the number of U.S. Agency securities with unrealized losses was two and one, respectively.  As of June 30, 2015 and December 31, 2014, these securities had depreciated 1.88% and 2.30%, respectively, from the Company’s amortized cost basis.

JACKSONVILLE BANCORP, INC.

NOTE 2 - INVESTMENT SECURITIES (Continued)

Mortgage-backed Securities – Residential:
All of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae and Fannie Mae, institutions which have the full faith and credit of the U.S. government.  As of June 30, 2015 and December 31, 2014, mortgage-backed securities with unrealized losses were sixteen and three, respectively.  As of June 30, 2015 and December 31, 2014, these securities had depreciated 1.71% and 0.71%, respectively, from the Company’s amortized cost basis.

Collateralized Mortgage Obligations:
All of the collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, an institution which has the full faith and credit of the U.S. government.  As of June 30, 2015 and December 31, 2014, collateralized mortgage obligations with unrealized losses were four and eighteen, respectively.  As of June 30, 2015 and December 31, 2014, these securities had depreciated 2.19% and 2.40%, respectively, from the Company’s amortized cost basis.

For the securities with unrealized losses at June 30, 2015 and December 31, 2014, the unrealized losses resulted from market interest rate changes, as opposed to credit losses.  The Company does not intend to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company expects to recover the entire amortized cost basis of the securities. Having reviewed these securities for OTTI, the Company does not consider them to be other-than-temporarily impaired and no impairment loss has been recognized in the Consolidated Statements of Operations.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans as of June 30, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Commercial loans	$61,537	$57,876
Real estate mortgage loans:
Residential	70,384	71,002
Commercial	224,865	222,468
Construction and land	27,729	22,319
Consumer and other loans	1,720	1,489
Loans, gross	386,235	375,154
Less:
Net deferred loan fees	(536)	(498)
Allowance for loan losses	(12,861)	(14,377)
Loans, net	$372,838	$360,279

Loans acquired as a result of the merger with ABI were recorded at fair value on the date of acquisition.  The amounts reported in the table above are net of the fair value adjustments.  The table below reflects the contractual amount of purchased loans less the discount to principal balances remaining from these fair value adjustments by class of loan as of June 30, 2015 and December 31, 2014.  This discount will be accreted into interest income as deemed appropriate over the remaining term of the related loans or to support unidentified losses.

JACKSONVILLE BANCORP, INC.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

(Dollars in thousands) June 30, 2015	Gross Contractual Amount Receivable	Discount	Carrying Amount
Commercial loans	$1,686	$127	$1,559
Real estate mortgage loans:
Residential	12,952	647	12,305
Commercial	35,247	1,993	33,254
Construction and land	3,085	259	2,826
Consumer and other loans	373	3	370
Total	$53,343	$3,029	$50,314

December 31, 2014	Gross Contractual Amount Receivable	Discount	Carrying Amount
Commercial loans	$1,758	$144	$1,614
Real estate mortgage loans:
Residential	15,748	761	14,987
Commercial	37,481	2,167	35,314
Construction and land	3,452	334	3,118
Consumer and other loans	400	3	397
Total	$58,839	$3,409	$55,430

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

Activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2015	2014	2015	2014
Allowance at beginning of period	$14,371	$15,104	$14,377	$15,760

Charge-offs:
Commercial loans	(166)	-	(166)	(203)
Real estate mortgage loans	(179)	(825)	(390)	(1,489)
Consumer and other loans	-	(3)	(4)	(15)
Total charge-offs	(345)	(828)	(560)	(1,707)

Recoveries:
Commercial loans	15	11	39	28
Real estate mortgage loans	813	37	979	237
Consumer and other loans	18	5	37	11
Total recoveries	846	53	1,055	276

Net recoveries (charge-offs)	501	(775)	495	(1,431)

Provision for loan losses charged to operating expenses:
Commercial loans	24	(126)	125	128
Real estate mortgage loans	(1,569)	563	(1,780)	241
Consumer and other loans	(466)	(150)	(356)	(82)
Total provision	(2,011)	287	(2,011)	287
Allowance at end of period	$12,861	$14,616	$12,861	$14,616

JACKSONVILLE BANCORP, INC.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2015 and December 31, 2014:

(Dollars in thousands) June 30, 2015	Commercial Loans	Real Estate Mortgage Loans	Consumer and Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$62	$1,916	$-	$1,978
Collectively evaluated for impairment	1,227	9,055	601	10,883
Loans acquired with deteriorated credit quality	-	-	-	-
Total ending allowance balance	$1,289	$10,971	$601	$12,861
Loans:
Loans individually evaluated for impairment	$62	$13,124	$25	$13,211
Loans collectively evaluated for impairment	61,363	297,664	1,695	360,722
Loans acquired with deteriorated credit quality	112	12,190	-	12,302
Total ending loans balance	$61,537	$322,978	$1,720	$386,235

December 31, 2014	Commercial Loans	Real Estate Mortgage Loans	Consumer and Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$21	$539	$-	$560
Collectively evaluated for impairment	1,270	11,622	925	13,817
Loans acquired with deteriorated credit quality	-	-	-	-
Total ending allowance balance	$1,291	$12,161	$925	$14,377
Loans:
Loans individually evaluated for impairment	$21	$16,033	$28	$16,082
Loans collectively evaluated for impairment	57,749	285,371	1,461	344,581
Loans acquired with deteriorated credit quality	106	14,385	-	14,491
Total ending loans balance	$57,876	$315,789	$1,489	$375,154

JACKSONVILLE BANCORP, INC.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)
The following table presents loans individually evaluated for impairment, by class of loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
(Dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial loans	$-	$-	$-	$-	$-	$-
Real estate mortgage loans:
Residential	461	409	-	2,288	2,211	-
Commercial	9,225	8,739	-	14,012	11,104	-
Construction and land	1,119	1,090	-	1,174	1,126	-
Consumer and other loans	28	25	-	31	28	-
Subtotal	10,833	10,263	-	17,505	14,469	-
With an allowance recorded:
Commercial loans	$62	$62	$62	$21	$21	$21
Real estate mortgage loans:
Residential	2,170	2,121	1,549	692	629	103
Commercial	476	476	202	489	489	214
Construction and land	323	289	165	493	474	222
Consumer and other loans	-	-	-	-	-	-
Subtotal	3,031	2,948	1,978	1,695	1,613	560

Total	$13,864	$13,211	$1,978	$19,200	$16,082	$560

The following table presents the average recorded investment in impaired loans and the related interest income recognized during impairment for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in thousands)	Average Impaired Loans	Interest Income	Cash-Basis	Average Impaired Loans	Interest Income	Cash Basis
Commercial loans	$118	$-	$-	$147	$-	$-
Real estate mortgage loans:
Residential	1,273	14	14	1,436	21	21
Commercial	9,636	240	240	10,239	289	289
Construction and land	1,508	9	9	1,546	18	19
Consumer and other loans	25	-	-	26	-	-
Total	$12,560	$263	$263	$13,394	$328	$329

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in thousands)	Average Impaired Loans	Interest Income	Cash-Basis	Average Impaired Loans	Interest Income	Cash Basis
Commercial loans	$155	$-	$-	$272	$-	$-
Real estate mortgage loans:
Residential	2,948	15	29	3,504	34	42
Commercial	16,473	54	57	14,357	109	113
Construction and land	5,372	10	11	5,448	21	14
Consumer and other loans	348	-	-	353	-	-
Total	$25,296	$79	$97	$23,934	$164	$169

JACKSONVILLE BANCORP, INC.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of June 30, 2015 and December 31, 2014:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Commercial loans	$62	$21
Real estate mortgage loans:
Residential	2,374	1,151
Commercial	3,027	7,408
Construction and land	389	574
Consumer and other loans	25	28
Total	$5,877	$9,182

There were no loans past due 90 days or greater and still accruing at June 30, 2015 and December 31, 2014.

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2015 and December 31, 2014:

	Past Due Loans
(Dollars in thousands) June 30, 2015	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$50	$41	$21	$112	$61,425	$61,537
Real estate mortgage loans:
Residential	716	169	671	1,556	68,828	70,384
Commercial	74	-	1,006	1,080	223,785	224,865
Construction and land	-	-	289	289	27,440	27,729
Consumer and other loans	-	-	-	-	1,720	1,720
Total	$840	$210	$1,987	$3,037	$383,198	$386,235

	Past Due Loans
December 31, 2014	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$218	$-	$-	$218	$57,658	$57,876
Real estate mortgage loans:
Residential	874	579	681	2,134	68,868	71,002
Commercial	5,032	1,701	4,784	11,517	210,951	222,468
Construction and land	-	-	350	350	21,969	22,319
Consumer and other loans	269	-	-	269	1,220	1,489
Total	$6,393	$2,280	$5,815	$14,488	$360,666	$375,154

The delinquency status of purchased credit impaired loans that resulted from our acquisition of ABI is based on the contractual terms of the loan.  In effect, past due status of an acquired loan is determined in the same manner as loans originated by the Bank.

Troubled Debt Restructurings

During the normal course of business, the Company may restructure or modify the terms of a loan for various reasons.  The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) a concession is granted that otherwise would not have occurred under normal circumstances.

JACKSONVILLE BANCORP, INC.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

The following table presents the recorded investment and specific reserves allocated to loans modified as TDRs as of June 30, 2015 and December 31, 2014.

(Dollars in thousands)	June 30, 2015	December 31, 2014
Recorded investment(1)	$10,563	$10,794
Specific reserves allocated(2)	331	372

(1)	Of the total recorded investment in loans modified as TDRs, $1,105 and $1,285, respectively, were for customers whose loans were collateral dependent with collateral shortfalls.
(2)	Of the specific reserves allocated to customers whose loan terms were modified as TDRs, $331 and $372, respectively, were allocated to customers whose loans were collateral dependent with collateral shortfalls.

The following table represents loans by class modified as TDRs that occurred during the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(Dollars in thousands)	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial loans	-	$-	$-	-	$-	$-
Real estate mortgage loans:
Residential	-	-	-	-	-	-
Commercial	1	1,496	1,689	1	1,496	1,689
Construction and land	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
Total	1	$1,496	$1,689	1	$1,496	$1,689

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(Dollars in thousands)	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial loans	1	$62	$62	1	$62	$62
Real estate mortgage loans:
Residential	1	147	121	2	171	151
Commercial	1	664	904	6	3,579	3,629
Construction and land	2	281	219	2	281	219
Consumer and other loans	-	-	-	1	239	239
Total	5	$1,154	$1,306	12	$4,332	$4,300

JACKSONVILLE BANCORP, INC.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

During the three and six months ended June 30, 2015, there was 1 collateral-impaired loan modified as a TDR. During the three and six months ended June 30, 2014, there were five and twelve loans, respectively, modified as TDRs. For the three and six months ended June 30, 2014, there were three and eight collateral-impaired loans modified as TDRs, respectively. The terms of these loans were modified as TDRs because the borrower was experiencing financial difficulties. The loan modifications allowed the borrowers to make reduced payments, such as (i) reduced fixed interest rate through maturity and an advance to cover a deficiency from sale of a separate foreclosed property, (ii) change from principal and interest payments to interest only payments for a limited period of time, (iii) reduced principal and interest payments through maturity, (iv) change from variable rate interest only payments through maturity to fixed rate interest only payments for a limited period of time and reduced principal and interest payments through maturity, (v) change from variable rate interest only payments through maturity to fixed rate and reduced principal and interest payments through maturity, or (vi) proposed forgiveness of principal contingent upon the satisfaction of the modified terms.  The TDR described above did not increase the allowance for loan losses as of June 30, 2015 and there were no related charge-offs for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, the TDRs described above did not increase the allowance for loan losses as of June 30, 2014 and resulted in charge-offs of $61,000 and $256,000, respectively.

As of June 30, 2015 and December 31, 2014, the Company had no commitments to lend additional amounts to customers with outstanding loans whose terms were modified as TDRs.

There were no TDRs for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2015 and 2014.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Loans modified that did not meet the definition of a TDR had a total recorded investment of $7.2 million for the three and six months ended June 30, 2015 and $6.9 million and $10.1 million for the three and six months ended June 30, 2014, respectively. These modifications involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time, (ii) adjusting the interest rate to a market interest rate through maturity, (iii) extension of interest-only payments for a limited period of time, or (iv) extension of maturity date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans.  As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(Dollars in thousands) June 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans	$61,135	$77	$106	$-	$61,537
Real estate mortgage loans:
Residential	61,674	4,860	3,850	-	70,384
Commercial	210,100	4,959	9,806	-	224,865
Construction and land	25,261	1,358	1,110	-	27,729
Consumer and other loans	1,679	16	25	-	1,720
Total	$360,068	$11,270	$14,897	$-	$386,235

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans	$56,704	$1,103	$69	$-	$57,876
Real estate mortgage loans:
Residential	61,666	4,717	4,619	-	71,002
Commercial	202,225	5,278	14,965	-	222,468
Construction and land	20,799	62	1,458	-	22,319
Consumer and other loans Total	1,437	24	28	-	1,489
	$342,831	$11,184	$21,139	$-	$375,154

JACKSONVILLE BANCORP, INC.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES (Continued)

Purchased Loans

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The unpaid principal balance and carrying amounts of these loans were as follows as of June 30, 2015 and December 31, 2014:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Commercial loans	$147	$150
Real estate mortgage loans:
Residential	2,152	3,625
Commercial	11,129	11,937
Construction and land	234	240
Consumer and other loans	-	-
Unpaid principal balance	$13,662	$15,952

Carrying amount	$12,302	$14,491

Accretable yield, or income collected, from these loans was as follows:

(Dollars in thousands)
Balance as of December 31, 2013	$8,993
New loans purchased, including loans classified as held-for-sale	-
Accretion of income	(548)
Reduction for loans sold, paid off and other	(1,619)
Loans charged off	(28)
Reclassifications from nonaccretable difference	-
Disposals	-
Balance as of June 30, 2014	$6,798

Balance as of December 31, 2014	$6,329
New loans purchased, including loans classified as held-for-sale	-
Accretion of income	(423)
Reduction for loans sold, paid off and other	(28)
Loans charged off	-
Reclassifications from nonaccretable difference	4
Disposals	-
Balance as of June 30, 2015	$5,882

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses as of June 30, 2015 or December 31, 2014, respectively.

NOTE 4 – REVOLVING LOAN AGREEMENTS

During the year ended December 31, 2011, Bancorp entered into revolving loan agreements (collectively, the “Revolvers”) with several of its directors and other related parties.  There was no amount outstanding under the Revolvers as of December 31, 2014 with $2.2 million remaining funds available as of the same date.  Each Revolver paid an annual rate of interest equal to 8% on a quarterly basis of the Revolver amount outstanding.  To the extent that any Revolver was not fully drawn, an unused revolver fee was calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  The Revolvers matured on January 1, 2015.

JACKSONVILLE BANCORP, INC.

NOTE 4 – REVOLVING LOAN AGREEMENTS (Continued)

On January 8, 2015, Bancorp entered into a loan agreement with Castle Creek SSF-D Investors, LP (“Castle Creek”) under which Castle Creek agreed to make revolving loans to the Company not to exceed $1.5 million outstanding at any time (the “Castle Creek Revolver”).  In connection with the Castle Creek Revolver, the Company executed a revolving loan note in favor of Castle Creek.  The principal amount of the Castle Creek Revolver outstanding from time to time will accrue interest at 8% per annum, payable quarterly in arrears.  All amounts borrowed under the Castle Creek Revolver will be due and payable by the Company on January 7, 2017, unless payable sooner pursuant to the provisions of the related loan agreement.  To the extent that the Castle Creek Revolver is not fully drawn, an unused revolver fee will be calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.  There was no amount outstanding under the Castle Creek Revolver as of June 30, 2015.

NOTE 5 – SHORT-TERM BORROWINGS AND FEDERAL HOME LOAN BANK ADVANCES

As of June 30, 2015 and December 31, 2014, advances from the FHLB were as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Overnight advances maturing daily at a daily variable interest rate of 0.35% on June 30, 2015	$5,000	$-
Advance maturing January 9, 2015 at a fixed rate of 0.88%	-	4,000
Advances maturing March 2, 2015 at a fixed rate of 0.76%	-	2,000
Advances maturing July 15, 2016 at a fixed rate of 2.81%	2,500	2,500
Advances maturing January 9, 2017 at a fixed rate of 1.40%	4,000	4,000
Advances maturing May 30, 2017 at a fixed rate of 1.23%	5,000	5,000
Total advances from the FHLB	$16,500	$17,500

Each advance is payable at its maturity date, with a prepayment penalty for early termination.  The advances are collateralized by a blanket lien arrangement on the Company’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company was eligible to borrow up to a total of $55.3 million as of June 30, 2015 and had borrowed $16.5 million, leaving $38.8 million available.  As of December 31, 2014, the Company was eligible to borrow up to a total of $52.0 million and had borrowed $17.5 million, leaving $34.5 million available as of the same date.

The Company also has a “Borrower in Custody” line of credit with the Federal Reserve by pledging collateral.  The amount of this line as of June 30, 2015 and December 31, 2014 was $25.1 million and $24.4 million, respectively, all of which was available as of the respective dates.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure.  Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7.6 million, the Company agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating-rate contract (90-day LIBOR plus 375 basis points).  The fair value of this derivative instrument was $693,000 and $725,000 as of June 30, 2015 and December 31, 2014, respectively.  The fair value of the hedged item was $4.9 million and $5.0 million as of the same dates.

The hedge was designated as a cash flow hedge and was determined to be fully effective during all periods presented.  As such, no amount of ineffectiveness has been included in net income and the aggregate fair value of the swap was recorded in Accrued expenses and other liabilitiess on the consolidated balance sheets with changes in fair value recorded in other comprehensive income (“OCI”).  The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.

Credit risk may result from the inability of the counterparties to meet the terms of their contracts.  The Company’s exposure is limited to the replacement value of the contracts rather than the notional amount.

JACKSONVILLE BANCORP, INC.

NOTE 7 – FAIR VALUE

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  Assets and liabilities are measured using valuation techniques specific to the following three-tier hierarchy, which prioritizes the inputs used in measuring fair value.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 by level within the hierarchy:

(Dollars in thousands) June 30, 2015	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$7,318	$-	$7,318	$-
State and political subdivisions	6,688	-	6,688	-
Mortgage-backed securities - residential	28,974	-	28,974	-
Collateralized mortgage obligations	27,672	-	27,672	-
Corporate bonds	2,583	-	2,583	-
Liabilities:
Derivative liability	693	-	693	-

December 31, 2014	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$7,157	$-	$7,157	$-
State and political subdivisions	7,060	-	7,060	-
Mortgage-backed securities - residential	31,360	-	31,360	-
Collateralized mortgage obligations	28,962	-	28,962	-
Corporate bonds	3,094	-	3,094	-
Liabilities:
Derivative liability	725	-	725	-

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2015 and the year ended December 31, 2014.

The Company used the following methods and significant assumptions to estimate the fair value of each type of recurring financial instrument:

Securities Available-for-Sale:
The fair value of securities available-for-sale is determined by obtaining quoted prices on nationally-recognized securities exchanges (Level I inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level II inputs).

Derivatives:
The fair value of derivatives is based on valuation models using observable market data as of the measurement date resulting in a Level II classification.

JACKSONVILLE BANCORP, INC.

NOTE 7 – FAIR VALUE (Continued)

The following table presents information about our assets measured at fair value on a non-recurring basis as of June 30, 2015 and December 31, 2014, by level within the fair value hierarchy.  The amounts in the tables represent only assets for which the carrying amount has been adjusted for impairment during the period; therefore, these amounts will differ from the total amounts outstanding.

(Dollars in thousands) June 30, 2015	Total	Level I	Level II	Level III
Impaired Loans (Collateral Dependent):
Real estate mortgage loans:
Residential	$548	$-	$548	$-
Commercial	202	-	-	202
Construction and land	216	-	109	107
Other real estate owned:
Real estate mortgage loans:
Residential	-	-	-	-
Commercial	-	-	-	-
Construction and land	3,699	-	3,699	-
Assets held for sale	711	-	711	-

December 31, 2014	Total	Level I	Level II	Level III
Impaired Loans (Collateral Dependent):
Real estate mortgage loans:
Residential	$495	$-	$-	$495
Commercial	275	-	-	275
Construction and land	252	-	-	252
Other real estate owned:
Real estate mortgage loans:
Residential	-	-	-	-
Commercial	-	-	-	-
Construction and land	3,773	-	-	3,773
Assets held for sale	786	-	786	-

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

JACKSONVILLE BANCORP, INC.

NOTE 7 – FAIR VALUE (Continued)

Other Real Estate Owned (“OREO”):
Assets acquired as a result of, or in lieu of, loan foreclosure are initially recorded at fair value (based on the lower of the current appraised value or listing price) at the date of foreclosure, establishing a new cost basis.  Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or fair value less cost to sell.  Management has determined fair value measurements on OREO primarily through evaluations of appraisals performed and current and past offers for the OREO under evaluation.  Appraisals of OREO are obtained subsequent to acquisition as deemed necessary by the Chief Credit Officer.  Appraisals are reviewed for accuracy and consistency by a third-party specialist. Third-party specialists are selected from the approved appraisers list, which is maintained by management, and supervised by the Chief Credit Officer. Certain current appraised values were discounted to estimated fair value based on factors such as sales prices for comparable properties in similar geographic areas and/or assessment through observation of such properties.

Assets Held-for-Sale
The Company reclassifies long-lived assets to assets held-for-sale when all criteria for such reclassification are met.  The assets held-for-sale are recorded at the lower of carrying value or fair value less costs to sell.  Management determined the fair value of the assets held-for-sale using an offer made to the Company for the property.

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs.  During the six months ended June 30, 2015, there were transfers from Level III to Level II in impaired loans and OREO as the fair value is based on current appraised values that were not further discounted or contracted offers to purchase certain properties. There were no transfers between fair value levels during the three months ended June 30, 2015 and 2014 or during the six months ended June 30, 2014.

Quantitative Information about Level III Fair Value Measurements

The following table presents quantitative information about unobservable inputs for assets measured on a non-recurring basis using Level III measurements as of June 30, 2015 and December 31, 2014.  This quantitative information is the same for each class of loans.

(Dollars in thousands) June 30, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans (collateral dependent)	$309	Market comparable properties	Marketability discount	10.0%-75.0%	20.8%

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans (collateral dependent)	$1,022	Market comparable properties	Marketability discount	0% – 20.0%	6.2%
Other real estate owned	3,773	Market comparable properties	Comparability adjustments	0% – 8.1%	2.8%

The table below summarizes the outstanding balance, valuation allowance and net carrying amount related to Level III non-recurring instruments for the six months ended June 30, 2015 and 2014:

(Dollars in thousands) June 30, 2015	Outstanding Balance	Valuation Allowance	Net Carrying Amount
Impaired loans (collateral dependent)	$599	$290	$309

June 30, 2014	Outstanding Balance	Valuation Allowance	Net Carrying Amount
Impaired loans (collateral dependent)	$6,259	$2,648	$3,611
Other real estate owned	3,880	994	2,886

For the three and six months ended June 30, 2015, expense related to Level III impaired loans was $101,000 and $227,000, respectively, compared to $1.6 million and $1.7 million for the same periods last year. For the three and six months ended June 30, 2014, expense related to Level III OREO was $13,000 and $36,000, respectively. There was no expense for Level III OREO for the three and six months ended June 30, 2015.

JACKSONVILLE BANCORP, INC.

NOTE 7 – FAIR VALUE (Continued)

Fair Value of Financial Instruments
The carrying amount and estimated fair values of financial instruments as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$29,555	$29,555	$24,372	$24,372
Securities available-for-sale	73,235	73,235	77,633	77,633
Loans, net	372,838	377,940	360,279	366,686
Federal Home Loan Bank stock	1,140	N/A	1,243	N/A
Accrued interest receivable	1,340	1,340	1,464	1,464

Financial liabilities:
Deposits	$426,188	$426,814	$415,756	$416,432
Federal Home Loan Bank advances and other borrowings	16,617	16,732	17,629	17,743
Subordinated debentures	16,250	8,434	16,218	8,552
Accrued interest payable	110	110	130	130
Interest rate swap	693	693	725	725

The methods and assumptions not previously presented, used to estimate fair value are described as follows:

Cash and cash equivalents:
The carrying amounts of cash and cash equivalents approximate the fair value and are classified as either Level I or Level II in the fair value hierarchy, with Level II comprised solely of national certificates of deposit held by the Bank.  As of June 30, 2015 and December 31, 2014, respectively, the breakdown of cash and cash equivalents between Level I and Level II were as follows:

	June 30, 2015		December 31, 2014
(Dollars in thousands)	Level I	Level II	Level I	Level II
Cash and cash equivalents	$25,868	$3,687	$20,186	$4,186

Loans, net:
The fair value of variable-rate loans that re-price frequently and with no significant change in credit risk is based on the carrying value and results in a classification of Level III within the fair value hierarchy, excluding impaired loans as previously discussed. Fair value for other loans is estimated using discounted cash flow analysis using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level III classification in the fair value hierarchy, excluding impaired loans as previously discussed. The methods used to estimate the fair value of loans do not necessarily represent an exit price.

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

Federal Home Loan Bank advances:
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

Off-balance sheet instruments:
The fair value of off-balance sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of these commitments as of June 30, 2015 was not material.

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

Under the applicable rules, the Bank was well capitalized as of June 30, 2015 and December 31, 2014.  Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the Federal Deposit Insurance Corporation (“FDIC”) prior to accepting or renewing brokered deposits.  FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had a Memorandum of Understanding (“MoU”) with the FDIC and the Florida Office of Financial Regulation (“OFR”) that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%.  On July 13, 2012, the 2008 MoU was replaced by a new MoU  (the “2012 MoU”), which, among other things, required the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%.   The Bank received notification from the FDIC and the OFR on June 11, 2015 and June 15, 2015, respectively, stating that the Bank is now considered to be in substantial compliance with the 2012 MoU and that the FDIC and the OFR terminated their interests in the 2012 MoU as of the dates mentioned above.

JACKSONVILLE BANCORP, INC.

NOTE 8 – CAPITAL ADEQUACY (Continued)

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.

The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total capital to risk-weighted assets of at least 8.00%, at least half of which must be Tier 1 capital.  As of June 30, 2015 and December 31, 2014, the Company met these requirements.

The following table presents the capital ratios and related information for the Company and the Bank in accordance with Basel III as of June 30, 2015 and Basel I as of December 31, 2014:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
June 30, 2015	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital to risk-weighted assets:
Consolidated	$62,594	15.69%	$31,910	8.00%	$	N/A	N/A	%
Bank	61,772	15.50	31,891	8.00		39,864	10.00
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	55,075	13.81	23,933	6.00		N/A	N/A
Bank	56,691	14.22	23,918	6.00		31,891	8.00
Common equity Tier I capital (CET1):
Consolidated	55,075	13.81	17,950	4.50		N/A	N/A
Bank	56,691	14.22	17,939	4.50		25,912	6.50
Tier I (Core) capital to average assets:
Consolidated	55,075	11.17	19,716	4.00		N/A	N/A
Bank	56,691	11.52	19,688	4.00		24,611	5.00

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital to risk-weighted assets:
Consolidated	$57,949	15.13%	$30,643	8.00%	$	N/A	N/A	%
Bank	56,400	14.74	30,619	8.00		38,274	10.00
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	49,290	12.87	15,322	4.00		N/A	N/A
Bank	51,497	13.45	15,310	4.00		22,964	6.00
Tier 1 (Core) capital to average assets:
Consolidated	49,290	9.85	20,014	4.00		N/A	N/A
Bank	51,497	10.31	19,980	4.00		24,975	5.00

JACKSONVILLE BANCORP, INC.

NOTE 8 – CAPITAL ADEQUACY (Continued)

Dividends and Distributions

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt.  Banking regulations require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to its shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings.  Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the banks’ regulators.  The Bank has not paid dividends since October 2009 and cannot currently pay dividends.  Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies.  Bancorp has relied upon revolving loan agreements to pay its expenses during such time.  As of June 30, 2015 and December 31, 2014, remaining funds available under the revolving loan agreements were $1.5 million and $2.2 million, respectively.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations represents an overview of the consolidated financial condition as of June 30, 2015 and December 31, 2014 and results of operations for the three and six months ended June 30, 2015 compared to the same periods in 2014.  This discussion is designed to provide a more comprehensive review of the financial condition and operating results than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the interim consolidated financial statements and related notes to consolidated financial statements included herein, and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2015.

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

Business Strategy

Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans.  We also invest in mortgage-backed securities and securities backed by the United States government, and agencies thereof, as well as other securities.  Our profitability depends primarily on our net interest income, which is the difference between the income we receive from our loan and investment securities portfolios and costs incurred on our deposits, the Federal Home Loan Bank (“FHLB”) advances, Federal Reserve borrowings and other sources of funding.  Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income is generated as the relative amounts of interest-earning assets grow in relation to the relative amounts of interest-bearing liabilities.  In addition, the levels of noninterest income earned and noninterest expenses incurred affect profitability.  Included in noninterest income are service charges earned on deposit accounts and increases in the cash surrender value of Bank-Owned Life Insurance (“BOLI”).  Included in noninterest expense are costs incurred for salaries and employee benefits, occupancy and equipment expenses, data processing expenses, marketing and advertising expenses, federal deposit insurance premiums, legal and professional fees, loan related expenses, and other real estate owned (“OREO”) expenses.

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

As of June 30, 2015 and December 31, 2014, the Bank was well-capitalized with total risk based capital of 15.50% and 14.74% and Tier 1 leverage capital of 11.52% and 10.31%, respectively.  During the six months ended June 30, 2015 and looking forward, the Company intends to maintain the quality of its loan portfolio through the continued reduction of problem assets in a prudent and reasonable manner and to continue to improve the overall credit process including, but not limited to, loan origination disciplines, strict underwriting criteria, and succinct funding and onboarding processes.  In addition, the Company will carry on with the repositioning of its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors, and other service industries.  Such improvements have impacted our financial condition and results of operations as well as the recent improvements in the Company’s overall asset quality.

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

Financial Condition and Results of Operations

The Company’s performance during the periods ended June 30, 2015 and December 31, 2014 is reflective of the completion of a restructuring plan that better aligned the Company’s and the Bank’s processes and procedures with the best industry practices and standards.  As a result of these efforts, as well as recent indicators of stabilization in the local real estate markets and continued general improvement in asset quality, the Company reversed $2.0 million of loan provision expense and reduced noninterest expense during the six months ended June 30, 2015.

Comparison of Financial Condition as of June 30, 2015 and December 31, 2014

Total assets increased $13.3 million, or 2.7%, from $488.6 million as of December 31, 2014 to $501.9 million as of June 30, 2015.  The Company experienced an increase in cash and cash equivalents in the amount of $5.2 million and an increase in net loans of $12.6 million during the six months ended June 30, 2015. This amount was offset by a decrease in securities available-for-sale of $4.4 million during the same period.

Investment securities available-for-sale decreased $4.4 million, or 5.7%, from $77.6 million as of December 31, 2014 to $73.2 million as of June 30, 2015.  During the six months ended June 30, 2015, the Company received $9.9 million in proceeds from principal repayments, maturities and calls and purchased $6.1 million in investment securities. The remaining variance is due to the change in fair market value during the same year-to-date period.

Total deposits increased by $10.4 million, or 2.5%, during the six months ended June 30, 2015, from $415.8 million as of December 31, 2014 to $426.2 million as of June 30, 2015.  The following is an explanation of the changes in each of the major deposit categories during the six months ended June 30, 2015:

•	Noninterest-bearing deposits increased $8.2 million, or 7.6%. This represents 27.2% of total deposits as of June 30, 2015;

•	Money market, NOW and savings deposits increased $12.4 million, or 7.1%, due to natural fluctuations in account balances; and

•	The time deposit portfolio decreased by $10.2 million, or 7.7%, driven primarily by a $5.9 million reduction in brokered CDs. The remaining variance was due to a net decrease in local and national CDs when compared to the prior year-end.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

FHLB advances and other borrowings decreased during the six months ended June 30, 2015, with FHLB advances and other borrowings of $16.6 million and $17.6 million as of June 30, 2015 and December 31, 2014, respectively.  This was due to two fixed rate advances that matured in the first quarter of 2015 totaling $6.0 million and an increase in daily rate credit advances of $5.0 million.

Total shareholders’ equity increased during the six months ended June 30, 2015, from $37.1 million as of December 31, 2014 to $41.1 million as of June 30, 2015.  This increase was attributable to net income during the six months ended June 30, 2015 of $4.0 million and a decrease in accumulated comprehensive income of $89,000. Accumulated comprehensive income decreased based on changes in interest rates during the six months ended June 30, 2015.

Comparison of Operating Results for the Six Months Ended June 30, 2015 and 2014

Net Income
The Company had net income of $4.0 million for the six months ended June 30, 2015 compared to net income of $533,000 for the six months ended June 30, 2014.  On a diluted per share basis, the Company had earnings per share of $0.69 for the six months ended June 30, 2015, compared to $0.09 earnings per share of for the same period in the prior year.

Net Interest Income
Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, was $8.8 million for the six months ended June 30, 2015 compared to $9.0 million for the same period in 2014.

Total interest income had a decrease of $371,000 to $10.3 million for the six months ended June 30, 2015 compared to a $10.7 million in the same period in 2014. This decrease is primarily the result of a lower average yield on loans which decreased 15 basis points to 5.10% for the six months ended June 30, 2015 compared to 5.25% for the six months ended June 30, 2014.  The decrease in the loan yield was driven by a decrease in accretion recognized on acquired loans of approximately $371,000.

The average cost of interest-bearing liabilities decreased 6 basis points to 0.88% for the six months ended June 30, 2015 compared to 0.94% for the same period in 2014.  The decrease is driven by a decline in the cost of time deposits. During the first quarter of 2015, two brokered certificates of deposit totaling $5.9 million matured which reduced the overall cost of certificates of deposits to 1.03% in the six months ended June 30, 2015 from 1.19% in the same period last year.

The net interest margin increased by 3 basis points to 3.81%, from 3.78%, when comparing the first six months of 2015 to the same period in the prior year.  The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and evaluates rates paid on its core deposits to ensure they remain competitive in the local market environment.

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

	Six Months Ended June 30,
	2015			2014
(Dollars in thousands)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Interest-earning assets:
Loans (1)	$375,446	$9,497	5.10%	$375,169	$9,759	5.25%
Securities available-for-sale:
Taxable	69,189	568	1.66	75,434	622	1.66
Tax-exempt(2)	6,816	147	4.35	7,800	191	4.94
Other interest-earning assets(3)	14,598	68	0.94	19,719	79	0.81
Total interest-earning assets	466,049	10,280	4.45	478,122	10,651	4.49
Noninterest-earning assets(4)	24,173			18,675
Total assets	$490,222			$496,797
Interest-bearing liabilities:
Savings deposits	$9,804	$7	0.14%	$9,674	$8	0.17%
NOW deposits	30,619	13	0.09	27,451	12	0.09
Money market deposits	141,707	284	0.40	149,877	280	0.38
Time deposits	126,563	648	1.03	136,990	805	1.19
FHLB advances	13,859	100	1.46	20,000	149	1.50
Federal Reserve and other borrowings	33	-	-	6	-	0.00
Subordinated debt	16,231	408	5.07	16,169	408	5.09
Other interest-bearing liabilities(5)	-	15	N/A	-	22	N/A
Total interest-bearing liabilities	338,816	1,475	0.88	360,167	1,684	0.94
Noninterest-bearing liabilities	113,314			102,180
Shareholders' equity	38,092			34,450
Total liabilities and shareholders' equity	$490,222			$496,797
Net interest income		$8,805			$8,967
Interest rate spread(6)			3.57%			3.55%
Net interest margin(7)			3.81%			3.78%

(1)	Average loans include nonperforming loans. Interest on loans included loan fees (in thousands) of $153 and $78 for the six months ended June 30, 2015 and 2014, respectively.
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

	Six Months Ended June 30, 2015 vs. 2014
	Increase (Decrease) Due to(1)
(Dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Loans	$(269)	$7	$(262)
Securities available-for-sale:
Taxable	(3)	(51)	(54)
Tax-exempt	(21)	(23)	(44)
Other interest-earning assets	12	(23)	(11)
Total interest-earning assets	$(281)	$(90)	$(371)

Interest-bearing liabilities:
Savings deposits	$(1)	$-	$(1)
NOW deposits	-	1	1
Money market deposits	20	(16)	4
Time deposits	(99)	(58)	(157)
FHLB advances	(5)	(44)	(49)
Federal Reserve and other borrowings	(7)	-	(7)
Subordinated debt	(2)	2	-
Other interest-bearing liabilities	-	-	-
Total interest-bearing liabilities	$(94)	$(115)	$(209)

Net change in net interest income	$(187)	$25	$(162)

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each component.

Noninterest Income, Noninterest Expense and Income Taxes
Noninterest income remained relatively flat period-over-period, with $745,000 and $756,000 in service charges and other income for the six months ended June 30, 2015 and 2014, respectively.

Noninterest expense decreased to $7.5 million for the six months ended June 30, 2015, compared to $8.9 million for the same period in 2014.  This decrease was due to a decrease in salaries and employee benefits of $1.2 million, mainly due to the two reductions in workforce that occurred in 2014 during the second and fourth quarters.  Occupancy and equipment expense decreased to $1.1 million from $1.3 million in the same period last year. Leasehold improvement expense decreased $67,000 for the six months ended June 30, 2015 as a portion of the leasehold improvements became fully amortized in the fourth quarter of 2014. In addition, during the first six months of 2014, the Bank incurred additional maintenance and repair expenses related to its branch relocation. During the six months ended June 30, 2015, there was a decrease of $48,000 for director fees and $187,000 for loan expenses as a result of the Company’s continued execution of its ongoing strategy to reduce problem assets. Other real estate owned expense increased to $160,000 from $110,000 in the same period in 2014. This is a result of several write-downs taken during the six month period ended June 30, 2015 in the aggregate amount of $91,000 compared to $36,000 in the same period last year. Included in other expense for the six months ended June 30, 2015 is a $75,000 write-down to assets classified as held-for-sale. During the second quarter of 2015, the fair value was determined to be less than the carrying value and a charge was recorded to noninterest expense.

Income tax expense increased to $46,000 for the six months ended June 30, 2015 compared to none in the same period of the prior year.  This was the result of Alternative Minimum Taxes.  The Company recorded a full valuation allowance against its deferred taxes as of December 31, 2011.  This was substantially due to the fact that it was more-likely-than-not that the benefit would not be realized in future periods due to the uncertainty of future taxable income and Section 382 of the Internal Revenue Code.  Based on an analysis performed as of June 30, 2015 and December 31, 2014, it was determined that the need for a full valuation allowance still existed.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Comparison of Operating Results for the Three Months Ended June 30, 2015 and 2014

Net Income
The Company had net income of $3.1 million for the three months ended June 30, 2015, compared to $507,000 of net income for the three months ended June 30, 2014.  On a diluted per share basis, the Company had net income of $0.54 for the three months ended June 30, 2015, compared to net income of $0.09 for the same period in the prior year.

Net Interest Income
Net interest income was $4.5 million for the three months ended June 30, 2015, compared to $4.7 million for the same period in 2014.

Total interest income decreased $327,000 to $5.2 million for the three months ended June 30, 2015 compared to $5.5 million in the same period in 2014. This decrease was primarily driven by a decrease in average earning assets, in particular, average investment securities decreased by $6.3 million when compared to the same period in the prior year.  The average yield on investment securities remained relatively flat at 1.89% compared to 1.93% during the three months ended June 30, 2015 and 2014, respectively. During the same periods, average loans increased $3.0 million and the average yield on loans for the three months ended June 30, 2015 and 2014 was 5.12% and 5.46%, respectively. The decrease in the loan yield was driven primarily by a decrease in the core average yield earned on loans and a decrease in accretion recognized on acquired loans of approximately $404,000.

The average cost of interest-bearing liabilities decreased 6 basis points to 0.87% for the three months ended June 30, 2015, compared to 0.93% for the same period in 2014.  The decrease is driven by a decline in the cost of time deposits. During the first quarter of 2015, two brokered certificates of deposit totaling $5.9 million matured which reduced the overall cost of certificates of deposits to 1.02% in the second quarter of 2015 from 1.15% in the same period last year.

The net interest margin decreased by 12 basis points to 3.83% from 3.95%, when comparing the second quarter of 2015 to the same period in the prior year.  This was driven primarily by the decrease in the average yield on loans while the improvement in the cost of interest-bearing liabilities somewhat mitigated the decline. The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and evaluates rates paid on its core deposits to ensure they remain competitive in the local market environment.

Noninterest Income, Noninterest Expense and Income Taxes
Noninterest income remained relatively consistent quarter-over-quarter, with $372,000 and $379,000 in service charges and other income for the three months ended June 30, 2015 and 2014, respectively.

Noninterest expense decreased to $3.7 million for the three months ended June 30, 2015, compared to $4.3 million for the same period in 2014.  This decrease was mainly due to a reduction in salaries and employee benefits of $608,000. This decrease was due to a decrease in salaries and employee benefits mainly due to a reduction in workforce that occurred in 2014 during the second and fourth quarters. Occupancy and equipment decreased by $64,000 in the three months ended June 30, 2015 compared to the same period last year as the Bank incurred additional maintenance and repair expenses related to its branch relocation. Other real estate owned expense increased $34,000 primarily due to write-downs during the second quarter of 2015. Loan expenses decreased $24,000 period over period as a result of the Company’s continued execution of its ongoing strategy to reduce problem assets.   Included in other expense for the three months ended June 30, 2015 is a $75,000 write-down to assets classified as held-for-sale. During the second quarter of 2015, the fair value was determined to be less than the carrying value and a charge was recorded to noninterest expense.

Income tax expense increased to $32,000 for the three months ended June 30, 2015 compared to none in the same period of the prior year.  This was the result of Alternative Minimum Taxes.  As previously discussed, the Company has recorded a full valuation allowance against its deferred taxes.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Asset Quality

The Company has identified certain assets as risk elements.  These assets include nonperforming loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, TDRs, and other real estate owned (i.e., foreclosed assets).  Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due.  These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company’s nonperforming loans, foreclosed assets and TDRs as of June 30, 2015 and December 31, 2014 were as follows:

(Dollars in thousands)	June 30, 2015	December 31, 2014
Nonperforming loans:
Commercial	$62	$21
Real estate mortgage loans
Residential	2,374	1,151
Commercial	3,027	7,408
Construction and land	389	574
Consumer loans and other	25	28
Total nonperforming loans(1)	5,877	9,182
Other real estate owned, net	4,047	4,061
Total nonperforming assets	$9,924	$13,243
Performing loans classified as TDRs	$6,845	$8,585
Nonperforming loans classified as TDRs	3,718	2,209
Total loans classified as troubled debt restructuring	$10,563	$10,794
Nonperforming loans as a percent of gross loans	1.52%	2.45%
Nonperforming loans and other real estate owned as a percent of total assets	1.98%	2.71%

(1)	Includes nonperforming loans classified as TDRs.

As shown in the table above, nonperforming assets decreased $3.3 million as of June 30, 2015 from December 31, 2014, respectively.  The improvement is due to a decrease in nonperforming loans totaling $3.3 million as of the same dates. During the second quarter ended June 30, 2015, one nonperforming loan with a recorded investment of $2.2 million was repaid.

Loans are deemed impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms. As of June 30, 2015, impaired loans decreased by $2.9 million to $13.2 million, compared to $16.1 million as of December 31, 2014.  Nonperforming impaired loans were $4.9 million as of June 30, 2015. Specific reserves in the amount of $2.0 million were allocated to impaired loans as of June 30, 2015.

During the normal course of business, the Company may restructure or modify the terms of a loan for various reasons.  The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) a concession was granted that otherwise would not have occurred under normal circumstances.  As of June 30, 2015, the Company had loan balances of $10.6 million for customers whose loans were classified as TDRs, of which $9.8 million were included in the impaired loans balance as of the same date.  Of the total loans classified as TDRs, $1.1 million were classified as TDRs with collateral shortfalls.  The Company has allocated $331,000 of the allowance for loan losses to customers whose loan terms have been modified as TDRs with collateral shortfalls with none to the remaining TDRs included in the impaired loans balance as of June 30, 2015.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The TDR that occurred during the six months ended June 30, 2015 allowed the borrowers to make reduced payments, such as (i) reduced fixed interest rate through maturity and an advance to cover a deficiency from sale of a separate foreclosed property, (ii) change from principal and interest payments to interest only payments for a limited period of time, (iii) reduced principal and interest payments through maturity, (iv) change from variable rate interest only payments through maturity to fixed rate interest only payments for a limited period of time and reduced principal and interest payments through maturity, (v) change from variable rate interest only payments through maturity to fixed rate and reduced principal and interest payments through maturity, or (vi) proposed forgiveness of principal contingent upon the satisfaction of the modified terms.  As of June 30, 2015, the Company had not extended any additional credit to customers whose loans were classified as TDRs.

Loans modified that did not meet the definition of a TDR had a total recorded investment of $7.2 million and $10.1 million as of June 30, 2015 and 2014, respectively.  These modifications involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time, (ii) adjusting the interest rate to a market interest rate through maturity, (iii) extension of interest-only payments for a limited period of time, or (iv) extension of maturity date.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s internal underwriting policy.

Loans past due still accruing interest as of June 30, 2015 and December 31, 2014 were categorized as follows:

(Dollars in thousands) June 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$50	$-	$-	$50
Real estate mortgage loans:
Residential	716	145	-	861
Commercial	74	-	-	74
Construction and land	-	-	-	-
Consumer and other loans	-	-	-	-
Total	$840	$145	$-	$985

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$218	$-	$-	$218
Real estate mortgage loans:
Residential	848	527	-	1,375
Commercial	4,894	-	-	4,894
Construction and land	-	-	-	-
Consumer and other loans	269	-	-	269
Total	$6,229	$527	$-	$6,756

The decrease in total loans past due 30-89 days still accruing interest to $840,000 as of June 30, 2015 from $6.2 million as of December 31, 2014 was driven primarily by one large commercial real estate loan that was between 30-59 days past due as of December 31, 2014 and became current at the beginning of 2015 as well as continued general improvements in overall asset quality during the six months ended June 30, 2015.

Adversely classified loans decreased to $14.9 million as of June 30, 2015 compared to $21.1 million as of December 31, 2014. Of the total adversely classified loans as of June 30, 2015, $5.9 million were nonperforming.

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

The same criteria used for all Company loans greater than 90 days past due and still accruing interest applies to loans acquired with deteriorated credit quality.  Loans acquired with deteriorated credit quality will be placed on nonaccrual status if the amount and timing of future cash flows cannot be reasonably estimated or if repayment of the loan is expected to be from collateral that has become deficient.  As of June 30, 2015, we had loans acquired with deteriorated credit quality on nonaccrual in the amount of $929,000.

Allowance and Provision for Loan Losses

The allowance for loan losses decreased by $1.5 million during the six months ended June 30, 2015, amounting to $12.9 million as of June 30, 2015 as compared to $14.4 million as of December 31, 2014.  The allowance represented approximately 3.33% and 3.84% of total loans as of June 30, 2015 and December 31, 2014, respectively.

Activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2015 and 2014 was as follows:

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Allowance at beginning of period	$14,377	$15,760

Charge-offs:
Commercial loans	166	203
Real estate mortgage loans	390	1,489
Consumer and other loans	4	15
Total charge-offs	560	1,707

Recoveries:
Commercial loans	39	28
Real estate mortgage loans	979	237
Consumer and other loans	37	11
Total recoveries	1,055	276

Net recoveries (charge-offs)	495	(1,431)

Provision for loan losses charged to operating expenses:
Commercial loans	125	128
Real estate mortgage loans	(1,780)	241
Consumer and other loans	(356)	(82)
Total provision	(2,011)	287

Allowance at end of period	$12,861	$14,616

The decrease in the allowance for loan losses as of June 30, 2015, compared to June 30, 2014, was driven primarily by lower nonperforming loans at June 30, 2015 compared to June 30, 2014 and net recoveries on charge-offs taken in prior periods. The decrease in the allowance for loan losses is further supported by our trends in net charge-offs for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 of $1.7 million, $5.6 million, $30.8 million, $12.4 million and $10.8 million, respectively. This is in direct correlation with the Company’s efforts to reduce problem assets and improve asset quality.  As a result of these efforts, as well as recent indicators of stabilization in the local real estate markets and continued general improvement in asset quality, the Company reversed $2.0 million of loan provision expense in the second quarter of 2015.

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own historical experience as well as industry and economic trends.  In calculating the Company’s allowance for loan losses, the Company’s historical loss experience is supplemented with various current qualitative and economic trends.  These current qualitative factors can include any of the following: changes in volume and severity of past due status, special mention, substandard and nonaccrual loans; levels of any trends in charge-offs and recoveries; changes in nature, volume and terms of loans; changes in lending policies and procedures; changes in lending management and quality of loan review; changes in economic and business conditions; and changes in underlying collateral values and effects of concentrations. There were no changes in the current qualitative factors from December 31, 2014 to June 30, 2015.  Although the Company’s overall asset quality, as well as the economy in the markets served, is moving in a positive direction, management does not yet view this as a trend and will continue to monitor these metrics until such time as the trends are considered to be sustainable.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

As of June 30, 2015, of the $10.9 million of the allowance for loan losses from loans collectively evaluated for impairment, the real estate mortgage loans portfolio segment had total weighted average qualitative factors of 1.06%, or $2.8 million; the commercial loans portfolio segment had total weighted average qualitative factors of 1.30%, or $779,000; and the consumer and other loans portfolio segment had total qualitative factors of 1.59%, or $21,000.  Impaired loans were $13.2 million as of June 30, 2015, of which $2.0 million was specifically allocated to the allowance for loan losses which was deemed appropriate to absorb probable incurred credit losses.

As part of the Company’s allowance for loan losses policy, loans acquired from ABI with evidence of deteriorated credit quality were included in our evaluation of the allowance for loan losses for each period.  For loans acquired with deteriorated credit quality, if the loss was attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill.  If not, the additional deterioration was recorded as additional provision expense with a corresponding increase to the allowance for loan losses.  After the measurement period, any additional impairment above the current carrying discount was recorded as additional provision for loan loss expense with a corresponding increase to the allowance for loan losses.  As of June 30, 2015, there were $1.7 million in loans acquired with deteriorated credit quality that were included in the evaluation of the allowance for loan losses.

All loans acquired as a result of the merger with ABI were recorded at fair value on the date of the acquisition.  The loan amounts reported for these loans are net of fair value adjustments.  As of June 30, 2015, there were $3.0 million of fair value adjustments that will be accreted into interest income over the remaining term of the acquired loans or to support unidentified losses.

For loans acquired with deteriorated credit quality that were deemed TDRs prior to the Company’s acquisition of them, these loans were not considered TDRs as they were accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.  Subsequent to the acquisition, the same criteria used for all other loans applied to loans acquired with deteriorated credit quality and their treatment as TDRs.  As of June 30, 2015, there was one acquired loan with deteriorated credit quality that was deemed a TDR in the amount of $761,000.

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

It is the Bank’s policy to obtain updated third-party appraisals on all OREO and real estate collateral on substandard loans on, at least, an annual basis.  Value adjustments are sometimes made to appraised values on properties for which the existing appraisal is approximately one year old at period-end.  Occasionally, at period-end, an updated appraisal has been ordered, but not yet received, on a property for which the existing appraisal is approaching one year old.  In this circumstance, an adjustment is typically made to the existing appraised value to reflect the Bank’s best estimate of the change in the value of the property, based on evidence of changes in real estate market values derived by the review of current appraisals received by the Bank on similar properties.

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

Based on the results of the analysis performed by management as of June 30, 2015, the allowance for loan losses was considered adequate to absorb probable incurred credit losses in the portfolio as of that date.  As more fully discussed in the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates and judgments.  Actual results may differ significantly from these estimates and judgments.

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

Cash Flows from Operating Activities:
Net cash from operating activities was $2.1 million and $0.6 million for the six months ended June 30, 2015 and 2014, respectively. Net cash from operating activities for the six months ended June 30, 2015 was primarily impacted by net income of $4.0 million, as adjusted for (i) net accretion of purchase accounting adjustments, mainly purchased loans, of $232,000, (ii) premium amortization for securities, net of accretion, of $397,000, (iii) depreciation and amortization of $260,000, (iv) net change in accrued interest receivable and other assets of $365,000, (v) reversal of provision for loan losses expense of $2.0 million and (vi) net change in accrued expenses and other liabilities of $107,000. Net cash from operating activities for the same period in the prior year reflected net income of $533,000, as adjusted for (i) net accretion of purchase accounting adjustments, mainly purchased loans, of $572,000, (ii) premium amortization for securities, net of accretion, of $441,000, (iii) depreciation and amortization of $353,000, (iv) net change in accrued interest receivable and other assets of $301,000, (v) provision for loan losses of $287,000, and (vi) net change in accrued expenses and other liabilities of $196,000.

Cash Flows from Investing Activities:
Net cash used by investing activities was $6.4 million and net cash provided from investing activities was $3.3 million for the six months ended June 30, 2015 and 2014, respectively. The decrease for the six months ended June 30, 2015 was primarily due to an increase in loan originations net of repayments.

Cash Flows from Financing Activities:
Net cash from financing activities was $9.4 million and used for financing activities was $14.1 million for the six months ended June 30, 2015 and 2014, respectively.  The period-over-period increase in cash inflows was due to a net increase of $10.4 million in deposits during the six months ended June 30, 2015, compared to the same period in the prior year.  This was offset by $1.0 million in net cash outflows to repay Federal Home Loan Bank fixed rate advances.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Capital Resources

The Company has both internal and external sources of near-term liquidity that can be used to fund loan growth and accommodate deposit outflows.  The primary internal sources of liquidity include principal and interest payments on loans, proceeds from maturities and monthly payments on the balance of the investment securities portfolio, and its overnight position with federal funds sold.  As of June 30, 2015, the Company had $73.2 million in available-for-sale securities, $4.8 million of which was pledged to the Federal Reserve Bank for the Borrower-in-Custody Program as well as the State of Florida.  Scheduled maturities and paydowns of the Company’s investment securities are an additional source of liquidity.  The Company also has the ability to convert marketable securities into cash or access new or existing sources of incremental funds if the need should arise.

The Company’s primary external sources of liquidity are customer deposits and borrowings from other commercial banks. The Company’s deposit base consists of both deposits from businesses and consumers in its local market as well as national market deposits.

In the second quarter of 2014, the Bank moved the majority of its correspondent bank activity to the Federal Reserve Bank. As of June 30, 2015, the Bank had unsecured federal funds purchased accommodations with its correspondent banks totaling $19.5 million, all of which was available on that date. Availability of funds under the unsecured federal funds purchased accommodations is based on the Company’s capital adequacy as of that date; therefore, total funds available under these accommodations could fluctuate period-over-period.

In addition, the Bank has invested in FHLB stock for the purpose of establishing a line of credit with the FHLB.  This line is collateralized by a lien arrangement on the Bank’s first mortgage loans, second mortgage loans and commercial real estate loans.  Based upon this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to a total of $55.3 million as of June 30, 2015 and had borrowed $16.5 million, leaving $38.8 million available as of the same date.  The Bank also has a “Borrower in Custody” line of credit with the Federal Reserve Bank that utilizes excess loan collateral and pledged municipal securities.  The amount of this line as of June 30, 2015 was $25.1 million, all of which was available as of that date.  While these lines of credit were available to the Company as of June 30, 2015, they do not represent legal commitments to extend credit.

The Bank also has access to the non-brokered national and brokered deposit markets to supplement liquidity needs.  As of June 30, 2015, the Bank had $66.3 million in national CDs and $2.4 million in brokered CDs.  Our ability to utilize brokered CDs and the rates we can pay on deposits will be limited if the Bank fails to remain well capitalized for regulatory purposes.

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

On January 8, 2015, Bancorp entered into a loan agreement with Castle Creek SSF-D Investors, LP (“Castle Creek”) under which Castle Creek agreed to make revolving loans to the Company not to exceed $1.5 million outstanding at any time (the “Castle Creek Revolver”). In connection with the Castle Creek Revolver, Bancorp executed a revolving loan note in favor of Castle Creek.  The principal amount of the Castle Creek Revolver outstanding from time to time will accrue interest at 8% per annum, payable quarterly in arrears.  All amounts borrowed under the Castle Creek Revolver will be due and payable by the Company on January 7, 2017, unless payable sooner pursuant to the provisions of the related loan agreement.  To the extent that the Castle Creek Revolver is not fully drawn, an unused revolver fee will be calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding. There was no amount outstanding under the Castle Creek Revolver as of June 30, 2015.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In the past, Bancorp has depended on the Revolvers and more recently, the Castle Creek Revolver, in addition to cash on hand and net proceeds from capital raise activities, to pay its operating and interest expenses.  Management believes the maximum borrowings available under the Castle Creek Revolver as of June 30, 2015 and other sources of liquidity are sufficient through December 31, 2015.

Historically, the primary source of Bancorp’s income was expected to be dividends from the Bank.  A Florida state-chartered commercial bank may not pay cash dividends that would cause the bank’s capital to fall below the minimum amount required by federal or state law.  Accordingly, commercial banks may only pay dividends out of the total of current net profits plus retained net profits of the preceding two years to the extent it deems expedient, except as follows: No bank may pay a dividend at any time that the total of net income for the current year, when combined with retained net income from the preceding two years, produces a loss.  The Bank met this restriction as of June 30, 2015 as our net income for the six months ended June 30, 2015 combined with retained earnings from the preceding two years produced a loss.  The future ability of the Bank to pay dividends to Bancorp will also depend in part on the FDIC capital requirements in effect at such time and our ability to comply with such requirements.

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the Company and the Bank are given a one-time election (the “Opt-out Election”) to filter certain accumulated other comprehensive income (“AOCI”) components, comparable to the treatment under the current general risk-based capital rule. The AOCI Opt-out Election had to be made on the March 30, 2015 Call Report for the Bank and the June 30, 2015 FR Y-9SP for the Company. The Bank and the Company have chosen the Opt-out Election.

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

As of June 30, 2015 and December 31, 2014, the Bank, and the Company met all capital adequacy requirements to which they were subject.  For additional information related to the Company’s capital adequacy information, please refer to Note 8 – Capital Adequacy in the accompanying notes to the Consolidated Financial Statements.

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

Under the applicable rules, the Bank was well capitalized as of June 30, 2015 and December 31, 2014.  Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the FDIC prior to accepting or renewing brokered deposits.  FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had a Memorandum of Understanding (“MoU”) with the FDIC and the Florida Office of Financial Regulation (“OFR”) that was entered into in 2008 (the “2008 MoU”), which required the Bank to have a total risk-based capital of at least 10% and a Tier 1 leverage capital ratio of at least 8%.  On July 13, 2012, the 2008 MoU was replaced by a new MoU  (the “2012 MoU”), which, among other things, required the Bank to have a total risk-based capital of at least 12% and a Tier 1 leverage capital ratio of at least 8%.   The Bank received notification from the FDIC and the OFR on June 11, 2015 and June 15, 2015, respectively, stating that the Bank is now considered to be in substantial compliance with the 2012 MoU and that the FDIC and the OFR terminated their interests in the 2012 MoU as of the dates mentioned above.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In December 2006, bank regulators issued “Joint Guidance on Concentrations in Commercial Real Estate Lending.”  This document outlines regulators’ concerns regarding the high level of growth in commercial real estate loans on banks’ balance sheets.  Many banks, especially those in Florida, have substantial exposure to commercial real estate loans. The concentration in this category is considered when analyzing the adequacy of the loan loss allowance based on sound, reliable and well-documented information.  As of June 30, 2015, the ratio of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans as a percentage of total risk-based capital was 229.8% compared to 252.1% as of December 31, 2014.  Both our June 30, 2015 and December 31, 2014 ratios did not exceed applicable regulatory guidance of 300% of total loans secured by non-owner occupied multi-family, nonfarm, and nonresidential properties, as well as construction, land development and other land loans.

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.  The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total risk-based capital of at least 8.00%, at least half of which must be Tier 1 capital.  As of June 30, 2015 and December 31, 2014, Bancorp met these requirements.

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

Dividends and Distributions

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt.  Banking regulations require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings.  Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the bank’s regulators. The Bank has not paid dividends to Bancorp since October 2009 and cannot currently pay dividends, and Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies.  Bancorp has relied upon revolving loan agreements to pay its expenses during such time.  As of June 30, 2015 and December 31, 2014, there were $1.5 million and $2.2 million in remaining funds available under the revolving loan agreements, respectively.  During the six months ended June 30, 2015 and the year ended December 31, 2014, Bancorp used cash on hand and net proceeds from capital raise activities to fund operations.

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

Deferred Income Taxes

Our net deferred income tax asset arises from differences in the dates that items of income and expense enter into our reported income and taxable income.  From an accounting standpoint, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available.  Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against our deferred tax asset as of December 31, 2014 and December 31, 2013.  The Company performed an analysis as of June 30, 2015 and determined the need for a valuation allowance still existed.  To the extent that we generate taxable income in a given quarter, the valuation allowance may be reduced to fully or partially offset the corresponding income tax expense.  Any remaining deferred tax asset valuation allowance may be reversed through income tax expense once the Company can demonstrate a sustainable return to profitability and conclude that it is more-likely-than-not that the deferred tax asset will be utilized prior to expiration.

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

Recently Issued Accounting and Reporting Standards

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This update to the Accounting Standards Codification is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards.  ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance.  The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The guidance in ASU 2014-09 describes a five-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is allowed as of the original effective date for annual periods beginning after December 15, 2016.  The Company is currently evaluating the effects of the adoption of this standard on its Consolidated Financial Statements and disclosures, if any.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  This standard will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances.  In connection with each annual and interim period, management will have to assess if there is substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date.  Management must consider relevant conditions that are known (and reasonably knowable) at the issuance date.  Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date.  The new standard defines substantial doubt and provides example indicators.  The definition of substantial doubt incorporates a likelihood threshold of “probable” similar to the current use of the term in U.S. GAAP for loss contingencies.  Disclosures will be required if conditions give rise to substantial doubt.  However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures.  This standard will be effective for all entities in the first annual period ending after December 15, 2016.  Earlier application is permitted.  The Company is currently evaluating the effects of the adoption of this standard on its Consolidated Financial Statements and disclosures, if any.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change the accounting for a customer’s accounting for service contracts. The adoption of this standard is not expected to have a significant impact on the Company’s Consolidated Financial Statements and disclosures, if any.

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

JACKSONVILLE BANCORP, INC.

Item 4.	Controls and Procedures (Continued)

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

JACKSONVILLE BANCORP, INC.

Date: August 10, 2015	By:	/S/ KENDALL L. SPENCER
Kendall L. Spencer
President and Chief Executive Officer
(Principal executive officer)

Date: August 10, 2015	By:	/S/ VALERIE A. KENDALL
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