Form 10-Q
period 2015-09-30
JACKSONVILLE BANCORP INC /FL/
filed 2015-11-10
CIK 1071264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2015

or

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
Yes            ☐    No            ☒

As of October 30, 2015, the latest practicable date, there were 3,481,273 shares of the Registrant’s common stock outstanding and 2,315,321 shares of the Registrant’s nonvoting common stock outstanding.

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

All statements other than statements of historical fact are statements that could be forward-looking statements. Words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “evaluate,” “continue,” “further,” “plan,” “point to,” “project,” “could,” “intend,” “target” and other similar words and expressions of the future identify forward-looking statements.  These forward-looking statements may not be realized due to a variety of factors, including, without limitation:

•	the effects of future economic, business and market conditions and changes, domestic and foreign, including seasonality;

•	monetary and fiscal policies of the U.S. government;

•	legislative and regulatory changes, including changes in banking, securities and tax laws, regulations and policies and their application by our regulators;

•	our ability to comply with the extensive laws and regulations to which we are subject;

•	changes in accounting rules, practices and interpretations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values and liquidity of loan collateral, securities, and interest-sensitive assets and liabilities;

•	changes in borrower credit risks and payment behaviors;

•	the frequency and magnitude of foreclosure of our loans;

•	changes in the availability and cost of credit and capital in the financial markets;

•	changes in the prices, values and sales volumes of residential and commercial real estate;

•	the effects of concentrations in our loan portfolio;

•	our ability to resolve nonperforming assets;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment and insurance services;

•	the accuracy of our financial statement assumptions and estimates, including assumptions and estimates underlying the establishment of reserves for possible loan losses;

•	the loss of key personnel;

•	our need and ability to secure additional debt or equity financing;

•	the concentration of ownership of our common stock;

•	the risks of mergers, acquisitions and divestitures, including, without limitation, the related time and costs of implementing such transactions, integrating operations as part of these transactions and possible failures to achieve expected gains, revenue growth, expense savings and/or other results from such transactions;

•	changes in technology or products that may be more difficult, costly, or less effective than anticipated;

•	the effects of war or other conflicts, acts of terrorism, hurricanes, floods, tornados or other catastrophic events that may affect economic conditions;

JACKSONVILLE BANCORP, INC.

•	the merger agreement with Ameris Bancorp (“Ameris”) may be terminated if certain conditions are not satisfied or waived under the terms of the merger agreement;

•	delays in closing the merger with Ameris, including the possibility that the merger may not be completed prior to the end of the termination period agreed to with Ameris, may have an adverse impact on the Company’s business; and

•	the outcome of any litigation related to the merger with Ameris.

All forward-looking statements that are made by or attributable to the Company are qualified in their entirety by and should be read in conjunction with this cautionary notice and the risks described or referred to in Item 1A – Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the U.S. Securities and Exchange Commission (the SEC) on March 16, 2015 and in the Company’s other filings with the SEC.

JACKSONVILLE BANCORP, INC.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(dollars in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Cash and due from financial institutions	$24,538	$23,778
Federal funds sold and other	1,872	594
Cash and cash equivalents	26,410	24,372
Securities available-for-sale	67,375	77,633
Loans, net of allowance for loan losses of $12,570 and $14,377 as of September 30, 2015 and December 31, 2014, respectively	386,941	360,279
Premises and equipment, net	4,961	5,147
Assets held for sale	-	786
Bank owned life insurance	11,984	11,857
Federal Home Loan Bank stock, at cost	928	1,243
Other real estate owned, net	3,768	4,061
Accrued interest receivable	1,366	1,464
Other intangible assets, net	372	570
Other assets	1,149	1,172
Total assets	$505,254	$488,584

LIABILITIES
Deposits
Noninterest-bearing demand deposits	$122,520	$107,840
Money market, NOW and savings deposits	193,502	174,693
Time deposits	117,010	133,223
Total deposits	433,032	415,756
Federal Home Loan Bank short-term borrowings	2,500	8,500
Federal Home Loan Bank and other long-term borrowings	9,360	9,129
Subordinated debentures	16,266	16,218
Accrued expenses and other liabilities	1,976	1,869
Total liabilities	463,134	451,472

SHAREHOLDERS' EQUITY
Preferred stock	-	-
Common stock, $.01 par value, 3,480,961 and 3,180,300 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	35	32
Nonvoting common stock, $.01 par value, 2,315,321 and 2,614,821 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	23	26
Additional paid–in capital	138,128	138,096
Retained deficit	(95,744)	(100,759)
Accumulated other comprehensive loss	(322)	(283)
Total shareholders’ equity	42,120	37,112
Total liabilities and shareholders’ equity	$505,254	$488,584

See accompanying notes to the Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(dollars in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and dividend income:
Loans, including fees	$4,833	$4,832	$14,330	$14,591
Taxable securities	273	295	841	917
Tax-exempt securities	158	80	305	271
Federal funds sold and other	33	44	101	123
Total interest income	5,297	5,251	15,577	15,902

Interest expense:
Deposits	469	514	1,421	1,619
Federal Reserve and other borrowings	8	11	23	33
Federal Home Loan Bank advances	49	58	149	207
Subordinated debentures	209	207	617	615
Total interest expense	735	790	2,210	2,474

Net interest income	4,562	4,461	13,367	13,428
Provision for loan losses	-	-	(2,011)	287
Net interest income after provision for loan losses	4,562	4,461	15,378	13,141

Noninterest income:
Service charges on deposit accounts	198	187	563	551
Other income	174	680	554	1,072
Total noninterest income	372	867	1,117	1,623

Noninterest expense:
Salaries and employee benefits	1,645	1,850	4,804	6,186
Occupancy and equipment	574	611	1,683	1,876
Regulatory assessments	102	187	469	548
Data processing	555	509	1,612	1,539
Advertising and business development	53	60	180	201
Professional fees	216	403	744	897
Telephone expense	88	93	267	282
Other real estate owned expense	228	71	388	181
Other	509	716	1,315	1,693
Total noninterest expense	3,970	4,500	11,462	13,403

Net income before income taxes	964	828	5,033	1,361
Income tax (benefit) expense	(28)	20	18	20
Net income	$992	$808	$5,015	$1,341

Weighted average common shares outstanding:
Basic shares	5,796,282	5,795,121	5,796,012	5,795,104
Dilutive stock options	19,466	1,981	12,604	3,349
Diluted shares	5,815,748	5,797,102	5,808,616	5,798,453

Earnings per common share:
Basic	$0.17	$0.14	$0.87	$0.23
Diluted	$0.17	$0.14	$0.86	$0.23

See accompanying notes to the Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$992	$808	$5,015	$1,341
Other comprehensive income:
Change in unrealized holding gains (losses) on available-for-sale securities	111	(156)	(10)	898
Net unrealized derivative (loss) gain on cash flow hedge	(61)	110	(29)	77
Other comprehensive income (loss)	50	(46)	(39)	975
Tax effect	-	-	-	-
Other comprehensive income (loss), net of tax effect	50	(46)	(39)	975
Total comprehensive income	$1,042	$762	$4,976	$2,316

See accompanying notes to the Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)
(dollars in thousands)

	Common Stock		Nonvoting Common Stock		Preferred Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Amount
Balance as of December 31, 2013	3,177,090	$32	2,618,005	$26	-	$-	$138,050	$(102,688)	$(1,488)	$33,932
Net income	-	-	-	-	-	-	-	1,341	-	1,341
Other comprehensive income	-	-	-	-	-	-	-	-	975	975
Total comprehensive income	-	-	-	-	-	-	-	-	-	2,316
Permitted transfer of nonvoting common stock to common stock	3,184	-	(3,184)	-	-	-	-	-	-	-
Vesting of restricted stock	26	-	-	-	-	-	-	-	-	-
Share-based compensation expense	-	-	-	-	-	-	46	-	-	46
Balance as of September 30, 2014	3,180,300	$32	2,614,821	$26	-	$-	$138,096	$(101,347)	$(513)	$36,294

Balance as of December 31, 2014	3,180,300	$32	2,614,821	$26	-	$-	$138,096	$(100,759)	$(283)	$37,112
Net income								5,015	-	5,015
Other comprehensive loss	-	-	-	-	-	-	-	-	(39)	(39)
Total comprehensive income	-	-	-	-	-	-	-	-	-	4,976
Permitted transfer of nonvoting common stock to common stock	299,500	3	(299,500)	(3)	-	-	-	-	-	-
Exercise of common stock options, including tax benefit	1,125	-	-	-	-	-	11	-	-	11
Vesting of restricted stock	36	-	-	-	-	-		-	-	-
Share-based compensation expense	-	-	-	-	-	-	21	-	-	21
Balance as of September 30, 2015	3,480,961	$35	2,315,321	$23	-	$-	$138,128	$(95,744)	$(322)	$42,120

See accompanying notes to the Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$5,015	$1,341
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	391	526
Net amortization of deferred loan fees	18	134
Provision for loan losses	(2,011)	287
Premium amortization for securities, net of accretion	482	678
Net accretion of purchase accounting adjustments	(364)	(957)
Net loss (gain) on sale of other real estate owned	1	(38)
Write-downs of other real estate owned	291	48
Write-down and loss on sale of assets held for sale	101	15
Gain from bank-owned life insurance death benefits	-	(489)
Earnings on bank-owned life insurance	(127)	(150)
Share-based compensation	21	46
Net change in:
Accrued interest receivable and other assets	122	(131)
Accrued expenses and other liabilities	77	(33)
Net cash from operating activities	4,017	1,277

Cash flows (used for) from investing activities:
Available-for-sale securities:
Maturities, repayments and calls	15,832	12,842
Purchases	(6,066)	(10,277)
Loan (originations) payments, net	(24,252)	7,007
Proceeds from bank owned life insurance death benefits	-	797
Proceeds from sale of other real estate owned and other assets held for sale	854	1,340
Additions to premises and equipment, net	(205)	(300)
Redemptions of Federal Home Loan Bank stock, net of purchases	315	337
Net cash (used for) from investing activities	(13,522)	11,746

Cash flows from financing activities:
Net change in deposits	17,282	3,414
Proceeds from Federal Home Loan Bank advances	20,000	-
Repayment of Federal Home Loan Bank advances	(26,000)	(2,518)
Proceeds from other borrowings	250	-
Proceeds from exercise of common stock options	11	-
Net cash from financing activities	11,543	896

Net change in cash and cash equivalents	2,038	13,919
Cash and cash equivalents at beginning of period	24,372	40,325
Cash and cash equivalents at end of period	$26,410	$54,244

See accompanying notes to the Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014

Supplemental disclosures of cash flow information:
Cash paid during the period for
Interest	$2,223	$2,534
Income taxes	70	-

Supplemental schedule of noncash investing activities:
Acquisition of other real estate owned	$167	$2,887
Transfer of assets to held for sale	-	944

See accompanying notes to the Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(dollars in thousands, except share and per share amounts)

NOTE 1 – BASIS OF PRESENTATION

Principles of Consolidation

The accounting and reporting policies of the Company reflect banking industry practice and conform to accounting principles generally accepted in the United States of America (U.S. GAAP). The consolidated financial statements include the accounts of Jacksonville Bancorp, Inc. (Bancorp), its wholly owned, operating subsidiary The Jacksonville Bank, and The Jacksonville Bank’s wholly owned subsidiary, Fountain Financial, Inc. The consolidated entity is referred to as (the “Company”) and The Jacksonville Bank and Fountain Financial, Inc. are collectively referred to as (the “Bank”). The Company’s financial condition and operating results principally reflect those of the Bank. All significant intercompany transactions and balances have been eliminated in consolidation.

The unaudited consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In management’s opinion, all adjustments, consisting primarily of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods have been made. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates and assumptions. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These financial statements should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to the Company’s accounting policies as disclosed in the 2014 Annual Report on Form 10-K.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  This update to the Accounting Standards Codification is the culmination of efforts by the FASB and the International Accounting Standards Board to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. ASU 2014-09 supersedes Topic 605 – Revenue Recognition and most industry-specific guidance. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance in ASU 2014-09 describes a five-step process entities can apply to achieve the core principle of revenue recognition and requires disclosures sufficient to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers and the significant judgments used in determining that information.  In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is allowed as of the original effective date for annual periods beginning after December 15, 2016. The Company is currently evaluating the effects of the adoption of this standard on its Consolidated Financial Statements and disclosures, if any

JACKSONVILLE BANCORP, INC.

NOTE 1 – BASIS OF PRESENTATION (continued)

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This standard will require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will have to assess if there is substantial doubt about the entity’s ability to continue as a going concern within one year after the issuance date. Management must consider relevant conditions that are known (and reasonably knowable) at the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. The new standard defines substantial doubt and provides example indicators. The definition of substantial doubt incorporates a likelihood threshold of “probable” similar to the current use of the term in U.S. GAAP for loss contingencies. Disclosures will be required if conditions give rise to substantial doubt. However, management will need to assess if its plans will alleviate substantial doubt to determine the specific disclosures. This standard will be effective for all entities in the first annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The Company is currently evaluating the effects of the adoption of this standard on its Consolidated Financial Statements and disclosures, if any.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. This standard provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change the accounting for a customer’s accounting for service contracts. This standard is effective for public business entities for fiscal years, and for interim fiscal periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s Consolidated Financial Statements and disclosures, if any.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This standard will require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. This update will require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Prior to the issuance of this standard, entities were required to retrospectively apply adjustments made to provisional amounts recognized in a business combination. This standard is effective for public business entities for fiscal years, and for interim fiscal periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of this standard is not expected to have a significant impact on the Company’s Consolidated Financial Statements and disclosures, if any.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 2 – RECENT DEVELOPMENTS

On September 30, 2015, Ameris Bancorp, a Georgia corporation (Ameris), and Bancorp entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which, subject to the terms and conditions therein, Bancorp will merge with and into Ameris, with Ameris remaining as the surviving entity.  The Merger Agreement provides that immediately following the merger of Ameris and Bancorp, Bank will be merged into Ameris Bank, a Georgia Bank wholly owned by Ameris, with Ameris Bank remaining as the surviving entity. The Merger Agreement has been unanimously approved by the boards of directors of each of Ameris and Bancorp.

Under the terms and subject to the conditions of the Merger Agreement, Bancorp’s shareholders will have the right to receive 0.5861 shares of Ameris common stock or $16.50 in cash for each share of the common stock and nonvoting common stock of Bancorp they hold.  The total consideration in the merger will be prorated as necessary to ensure that 25% of the total outstanding shares of common stock and nonvoting common stock of Bancorp will be exchanged for cash and 75% of the total outstanding shares of common stock and nonvoting common stock of Bancorp will be exchanged for shares of Ameris common stock in the merger.

JACKSONVILLE BANCORP, INC.

NOTE 2 – RECENT DEVELOPMENTS (continued)

The closing of the merger is subject to the required approval of Bancorp’s shareholders, requisite regulatory approvals, the effectiveness of the registration statement to be filed by Ameris with respect to the stock to be issued in the merger, an amendment to the Bancorp articles of incorporation to provide for conversion of Bancorp nonvoting common stock to Ameris common stock, and other customary closing conditions.  The merger is expected to close during the first quarter of 2016.

NOTE 3 - INVESTMENT SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale investment securities portfolio as of September 30, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

(dollars in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
September 30, 2015
Available-for-sale:
U.S. government-sponsored entities and agencies	$6,878	$146	$(10)	$7,014
State and political subdivisions	5,267	341	-	5,608
Mortgage-backed securities - residential	26,197	874	(34)	27,037
Collateralized mortgage obligations	25,233	115	(200)	25,148
Corporate bonds	2,516	52	-	2,568
Total	$66,091	$1,528	$(244)	$67,375

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2014
Available-for-sale:
U.S. government-sponsored entities and agencies	$7,019	$161	$(23)	$7,157
State and political subdivisions	6,535	525	-	7,060
Mortgage-backed securities - residential	30,454	928	(22)	31,360
Collateralized mortgage obligations	29,306	94	(438)	28,962
Corporate bonds	3,025	69	-	3,094
Total	$76,339	$1,777	$(483)	$77,633

As of September 30, 2015 and December 31, 2014, the Company’s investment securities portfolio did not include any held-to-maturity securities.

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

(dollars in thousands) September 30, 2015	Amortized Cost	Fair Value
Available-for-sale:
Within one year	$503	$509
One to five years	1,988	2,027
Five to ten years	4,253	4,330
Beyond ten years	7,917	8,324
Mortgage-backed securities – residential	26,197	27,037
Collateralized mortgage obligations	25,233	25,148
Total	$66,091	$67,375

JACKSONVILLE BANCORP, INC.

NOTE 3 - INVESTMENT SECURITIES (continued)

The following table summarizes the investment securities with unrealized losses as of September 30, 2015 and December 31, 2014 listed by aggregated major security type and length of time in a continuous unrealized loss position:

	Less Than 12 Months		12 Months or Longer		Total
(dollars in thousands) September 30, 2015	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
U.S. government-sponsored entities and agencies	$595	$(5)	$996	$(5)	$1,591	$(10)
State and political subdivisions	-	-	-	-	-	-
Mortgage backed securities – residential	1,424	(22)	1,172	(12)	2,596	(34)
Collateralized mortgage obligations	4,140	(17)	6,802	(184)	10,942	(201)
Corporate bonds	-	-	-	-	-	-
Total available-for-sale securities	$6,159	$(44)	$8,970	$(201)	$15,129	$(245)

	Less Than 12 Months		12 Months or Longer		Total
December 31, 2014	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Available-for-sale:
U.S. government-sponsored entities and agencies	$-	$-	$977	$(23)	$977	$(23)
State and political subdivisions	-	-	-	-	-	-
Mortgage backed securities – residential	1,849	(1)	1,192	(21)	3,041	(22)
Collateralized mortgage obligations	6,599	(40)	11,258	(398)	17,857	(438)
Corporate bonds	-	-	-	-	-	-
Total available-for-sale securities	$8,448	$(41)	$13,427	$(442)	$21,875	$(483)

As of September 30, 2015 and December 31, 2014, the Company’s security portfolio consisted of $67.4 million and $77.6 million, respectively, in available-for-sale securities, of which $15.1 million and $21.9 million were in an unrealized loss position for the related periods.  The unrealized losses as of September 30, 2015 and December 31, 2014 were related to the securities types held by the Company, as discussed below.

U.S. Government-Sponsored Entities and Agency Securities:
All of the U.S. Agency securities held by the Company were issued by U.S. government-sponsored entities and agencies. As of September 30, 2015 and December 31, 2014, the number of U.S. Agency securities with unrealized losses was two and one, respectively. As of September 30, 2015 and December 31, 2014, these securities had depreciated 0.60% and 2.30%, respectively, from the Company’s amortized cost basis.

Mortgage-backed Securities – Residential:
All of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae and Fannie Mae, institutions which have the full faith and credit of the U.S. government.  As of September 30, 2015 and December 31, 2014, mortgage-backed securities with unrealized losses were two and three, respectively. As of September 30, 2015 and December 31, 2014, these securities had depreciated 1.30% and 0.71%, respectively, from the Company’s amortized cost basis.

Collateralized Mortgage Obligations:
All of the collateralized mortgage obligation securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Ginnie Mae, an institution which has the full faith and credit of the U.S. government. As of September 30, 2015 and December 31, 2014, collateralized mortgage obligations with unrealized losses were twelve and eighteen, respectively. As of September 30, 2015 and December 31, 2014, these securities had depreciated 1.80% and 2.40%, respectively, from the Company’s amortized cost basis.

For the securities with unrealized losses at September 30, 2015 and December 31, 2014, the unrealized losses resulted from market interest rate changes, as opposed to credit losses. The Company does not intend to sell these securities, and it is likely that it will not be required to sell the securities before their anticipated recovery. The Company expects to recover the entire amortized cost basis of the securities. Having reviewed these securities for OTTI, the Company does not consider them to be other-than-temporarily impaired and no impairment loss has been recognized in the Consolidated Statements of Operations.

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans as of September 30, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial loans	$64,658	$57,876
Real estate mortgage loans:
Residential	74,979	71,002
Commercial	229,165	222,468
Construction and land	29,799	22,319
Consumer and other loans	1,513	1,489
Loans, gross	400,114	375,154
Less:
Net deferred loan fees	(603)	(498)
Allowance for loan losses	(12,570)	(14,377)
Loans, net	$386,941	$360,279

Loans acquired as a result of the merger with Atlantic BancGroup, Inc. (ABI) were recorded at fair value on the date of acquisition. The amounts reported in the table above are net of the fair value adjustments.  The table below reflects the contractual amount of purchased loans less the discount to principal balances remaining from these fair value adjustments by class of loan as of September 30, 2015 and December 31, 2014. This discount will be accreted into interest income as deemed appropriate over the remaining term of the related loans or to support unidentified losses.

(dollars in thousands) September 30, 2015	Gross Contractual Amount Receivable	Discount	Carrying Amount
Commercial loans	$1,557	$115	$1,442
Real estate mortgage loans:
Residential	12,847	616	12,231
Commercial	32,683	1,834	30,849
Construction and land	2,907	235	2,672
Consumer and other loans	366	3	363
Total	$50,360	$2,803	$47,557

December 31, 2014	Gross Contractual Amount Receivable	Discount	Carrying Amount
Commercial loans	$1,758	$144	$1,614
Real estate mortgage loans:
Residential	15,748	761	14,987
Commercial	37,481	2,167	35,314
Construction and land	3,452	334	3,118
Consumer and other loans	400	3	397
Total	$58,839	$3,409	$55,430

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

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2015	2014	2015	2014
Allowance at beginning of period	$12,861	$14,616	$14,377	$15,760

Charge-offs:
Commercial loans	(4)	(70)	(170)	(272)
Real estate mortgage loans	(874)	(545)	(1,264)	(2,034)
Consumer and other loans	-	(154)	(4)	(170)
Total charge-offs	(878)	(769)	(1,438)	(2,476)

Recoveries:
Commercial loans	14	10	53	37
Real estate mortgage loans	457	1,306	1,436	1,545
Consumer and other loans	116	7	153	17
Total recoveries	587	1,323	1,642	1,599

Net (charge-offs) recoveries	(291)	554	204	(877)

Provision for loan losses charged to operating expenses:
Commercial loans	(1)	(26)	(43)	102
Real estate mortgage loans	(15)	(312)	(1,271)	(73)
Consumer and other loans	16	338	(697)	258
Total provision	-	-	(2,011)	287
Allowance at end of period	$12,570	$15,170	$12,570	$15,170

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2015 and December 31, 2014:

(dollars in thousands) September 30, 2015	Commercial Loans	Real Estate Mortgage Loans	Consumer and Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$59	$1,526	$-	$1,585
Collectively evaluated for impairment	1,072	9,536	377	10,985
Loans acquired with deteriorated credit quality	-	-	-	-
Total ending allowance balance	$1,131	$11,062	$377	$12,570
Loans:
Loans individually evaluated for impairment	$59	$14,454	$23	$14,536
Loans collectively evaluated for impairment	64,517	308,102	1,490	374,109
Loans acquired with deteriorated credit quality	82	11,387	-	11,469
Total ending loans balance	$64,658	$333,943	$1,513	$400,114

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

December 31, 2014	Commercial Loans	Real Estate Mortgage Loans	Consumer and Other Loans	Total
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$21	$539	$-	$560
Collectively evaluated for impairment	1,270	11,622	925	13,817
Loans acquired with deteriorated credit quality	-	-	-	-
Total ending allowance balance	$1,291	$12,161	$925	$14,377
Loans:
Loans individually evaluated for impairment	$21	$16,033	$28	$16,082
Loans collectively evaluated for impairment	57,749	285,371	1,461	344,581
Loans acquired with deteriorated credit quality	106	14,385	-	14,491
Total ending loans balance	$57,876	$315,789	$1,489	$375,154

The following table presents loans individually evaluated for impairment, by class of loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial loans	$-	$-	$-	$-	$-	$-
Real estate mortgage loans:
Residential	790	734	-	2,288	2,211	-
Commercial	9,173	8,675	-	14,012	11,104	-
Construction and land	1,100	1,071	-	1,174	1,126	-
Consumer and other loans	26	23	-	31	28	-
Subtotal	11,089	10,503	-	17,505	14,469	-
With an allowance recorded:
Commercial loans	60	59	59	21	21	21
Real estate mortgage loans:
Residential	1,797	1,740	693	692	629	103
Commercial	1,957	1,948	655	489	489	214
Construction and land	332	286	178	493	474	222
Consumer and other loans	-	-	-	-	-	-
Subtotal	4,146	4,033	1,585	1,695	1,613	560

Total	$15,235	$14,536	$1,585	$19,200	$16,082	$560

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents the average recorded investment in impaired loans and the related interest income recognized during impairment for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(dollars in thousands)	Average Impaired Loans	Interest Income	Cash Basis	Average Impaired Loans	Interest Income	Cash Basis
With no related allowance recorded:
Commercial loans	$-	$-	$-	$56	$-	$-
Real estate mortgage loans:
Residential	806	5	5	884	16	16
Commercial	7,530	72	72	9,015	349	349
Construction and land	1,078	9	9	1,191	28	28
Consumer and other loans	23	-	-	25	-	-
Subtotal	9,437	86	86	11,171	393	393
With an allowance recorded:
Commercial loans	61	-	-	62	-	-
Real estate mortgage loans:
Residential	1,742	5	5	939	15	16
Commercial	474	6	6	480	17	17
Construction and land	288	-	-	294	-	-
Consumer and other loans	-	-	-	-	-	-
Subtotal	2,565	11	11	1,775	32	33

Total	$12,002	$97	$97	$12,946	$425	$426

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(dollars in thousands)	Average Impaired Loans	Interest Income	Cash Basis	Average Impaired Loans	Interest Income	Cash Basis
With no related allowance recorded:
Commercial loans	$68	$-	$-	$192	$-	$-
Real estate mortgage loans:
Residential	2,063	18	18	2,407	63	63
Commercial	10,556	42	42	10,651	126	126
Construction and land	2,503	7	7	4,119	21	21
Consumer and other loans	32	-	-	35	-	-
Subtotal	15,222	67	67	17,404	210	210
With an allowance recorded:
Commercial loans	16	-	-	17	-	-
Real estate mortgage loans:
Residential	830	7	7	830	21	21
Commercial	5,496	13	13	4,291	38	38
Construction and land	591	3	3	545	10	10
Consumer and other loans	308	-	-	314	-	-
Subtotal	7,241	23	23	5,997	69	69

Total	$22,463	$90	$90	$23,401	$279	$279

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents the recorded investment in nonaccrual loans by class of loans as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial loans	$59	$21
Real estate mortgage loans:
Residential	2,092	1,151
Commercial	4,485	7,408
Construction and land	386	574
Consumer and other loans	23	28
Total	$7,045	$9,182

There were no loans past due 90 days or greater and still accruing at September 30, 2015 and December 31, 2014.

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2015 and December 31, 2014:

	Past Due Loans
(dollars in thousands) September 30, 2015	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$199	$-	$21	$220	$64,438	$64,658
Real estate mortgage loans:
Residential	589	163	235	987	73,992	74,979
Commercial	-	1,477	2,699	4,176	224,989	229,165
Construction and land	-	-	122	122	29,677	29,799
Consumer and other loans	258	-	-	258	1,255	1,513
Total	$1,046	$1,640	$3,077	$5,763	$394,351	$400,114

	Past Due Loans
December 31, 2014	30-59 Days	60-89 Days	90 Days and Greater	Total	Loans Not Past Due	Total
Commercial loans	$218	$-	$-	$218	$57,658	$57,876
Real estate mortgage loans:
Residential	874	579	681	2,134	68,868	71,002
Commercial	5,032	1,701	4,784	11,517	210,951	222,468
Construction and land	-	-	350	350	21,969	22,319
Consumer and other loans	269	-	-	269	1,220	1,489
Total	$6,393	$2,280	$5,815	$14,488	$360,666	$375,154

The delinquency status of purchased credit impaired loans that resulted from our acquisition of ABI is based on the contractual terms of the loan. In effect, past due status of an acquired loan is determined in the same manner as loans originated by the Bank.

Troubled Debt Restructurings

During the normal course of business, the Company may restructure or modify the terms of a loan for various reasons. The restructuring of a loan is considered a troubled debt restructuring (TDR) if both (i) the borrower is experiencing financial difficulties and (ii) a concession is granted that otherwise would not have occurred under normal circumstances.

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

The following table presents the recorded investment and specific reserves allocated to loans modified as TDRs as of September 30, 2015 and December 31, 2014.

(dollars in thousands)	September 30, 2015	December 31, 2014
Recorded investment(1)	$10,671	$10,794
Specific reserves allocated(2)	342	372

(1)	Of the total recorded investment in loans modified as TDRs, $1,101 and $1,285, respectively, were for customers whose loans were collateral dependent with collateral shortfalls.
(2)	Of the specific reserves allocated to customers whose loan terms were modified as TDRs, $342 and $372, respectively, were allocated to customers whose loans were collateral dependent with collateral shortfalls.

The following table represents loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(dollars in thousands)	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial loans	-	$-	$-	-	$-	$-
Real estate mortgage loans:
Residential	1	214	208	1	214	208
Commercial	-	-	-	1	1,496	1,689
Construction and land	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
Total	1	$214	$208	2	$1,710	$1,897

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(dollars in thousands)	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial loans	-	$-	$-	1	$62	$62
Real estate mortgage loans:
Residential	-	-	-	2	171	151
Commercial	-	-	-	6	3,579	3,629
Construction and land	-	-	-	2	281	219
Consumer and other loans	1	208	208	2	447	447
Total	1	$208	$208	13	$4,540	$4,508

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

During the three and nine months ended September 30, 2015, respectively, there was one and two collateral-impaired loan modified as TDRs. During the three and nine months ended September 30, 2014, there were one and thirteen loans, respectively, modified as TDRs. The terms of these loans were modified as TDRs because the borrowers were experiencing financial difficulties. The loan modifications allowed the borrowers to make reduced payments, such as (i) reduced fixed interest rate through maturity and an advance to cover a deficiency from sale of a separate foreclosed property, (ii) change from principal and interest payments to interest only payments for a limited period of time, (iii) reduced principal and interest payments through maturity, (iv) change from variable rate interest only payments through maturity to fixed rate interest only payments for a limited period of time and reduced principal and interest payments through maturity, (v) change from variable rate interest only payments through maturity to fixed rate and reduced principal and interest payments through maturity, or (vi) proposed forgiveness of principal contingent upon the satisfaction of the modified terms. The TDRs described above did not increase the allowance for loan losses as of September 30, 2015 and there were no related charge-offs for the three and nine months ended September 30, 2015, respectively. For the three and nine months ended September 30, 2014, the TDRs described above did not increase the allowance for loan losses as of September 30, 2014 and resulted in charge-offs of $0 and $256,000, respectively.

As of September 30, 2015 and December 31, 2014, the Company had no commitments to lend additional amounts to customers with outstanding loans whose terms were modified as TDRs.

There were no TDRs for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2015 and 2014.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

Loans modified that did not meet the definition of a TDR had a total recorded investment of $7.3 million and $14.7 million for the three and nine months ended September 30, 2015, respectively, and $1.9 million and $12.1 million for the three and nine months ended September 30, 2014, respectively. These modifications involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time, (ii) adjusting the interest rate to a market interest rate through maturity, (iii) extension of interest-only payments for a limited period of time, or (iv) extension of maturity date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans.  As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

(dollars in thousands) September 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans	$64,480	$76	$102	$-	$64,658
Real estate mortgage loans:
Residential	66,702	4,628	3,649	-	74,979
Commercial	218,529	2,552	8,084	-	229,165
Construction and land	27,013	1,688	1,098	-	29,799
Consumer and other loans	1,477	13	23	-	1,513
Total	$378,201	$8,957	$12,956	$-	$400,114

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial loans	$56,704	$1,103	$69	$-	$57,876
Real estate mortgage loans:
Residential	61,666	4,717	4,619	-	71,002
Commercial	202,225	5,278	14,965	-	222,468
Construction and land	20,799	62	1,458	-	22,319
Consumer and other loans	1,437	24	28	-	1,489
Total	$342,831	$11,184	$21,139	$-	$375,154

JACKSONVILLE BANCORP, INC.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES (continued)

Purchased Loans

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The unpaid principal balance and carrying amounts of these loans were as follows as of September 30, 2015 and December 31, 2014:

(dollars in thousands)	September 30, 2015	December 31, 2014
Commercial loans	$112	$150
Real estate mortgage loans:
Residential	2,111	3,625
Commercial	10,320	11,937
Construction and land	233	240
Consumer and other loans	-	-
Unpaid principal balance	$12,776	$15,952

Carrying amount	$11,469	$14,491

Accretable yield, or income collected, from these loans was as follows:

(dollars in thousands)
Balance as of December 31, 2013	$8,993
New loans purchased, including loans classified as held-for-sale	-
Accretion of income	(766)
Reduction for loans sold, paid off and other	(1,837)
Loans charged off	(28)
Reclassifications from nonaccretable difference	-
Disposals	-
Balance as of September 30, 2014	$6,362

Balance as of December 31, 2014	$6,329
New loans purchased, including loans classified as held-for-sale	-
Accretion of income	(599)
Reduction for loans sold, paid off and other	(673)
Loans charged off	-
Reclassifications from nonaccretable difference	127
Disposals	-
Balance as of September 30, 2015	$5,184

For those purchased loans disclosed above, the Company did not increase the allowance for loan losses as of September 30, 2015 or December 31, 2014, respectively.

JACKSONVILLE BANCORP, INC.

NOTE 5 – BORROWED FUNDS

Short-term borrowings

Short-term borrowings at September 30, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014

FHLB short-term borrowings
Advance maturing January 9, 2015 at a fixed rate of 0.88%	$-	$4,000
Advances maturing March 2, 2015 at a fixed rate of 0.76%	-	2,000
Advances maturing July 15, 2016 at a fixed rate of 2.81%	2,500	2,500
Total short-term borrowing	$2,500	$8,500

Short-term borrowings mature either overnight or have a maturity due within one year.

Federal Home Loan Bank (FHLB) borrowings maturing in less than one year are transferred from long-term debt to short-term borrowings on the Consolidated Balance Sheets. Advances from the FHLB are collateralized by FHLB stock and certain 1-4 residential, multifamily, home equity lines of credit and commercial real estate loans to secure a total commitment amount of $59.0 million and $52.0 million as of September 30, 2015 and December 31, 2014, respectively.

The Company has entered into line of credit agreements with various financial institutions to purchase federal funds with an aggregate commitment amount of $19.5 million as of September 30, 2015 and December 31, 2014. As of September 30, 2015 and December 31, 2014, there were no federal funds purchased.

The Company also has a “Borrower in Custody” line of credit arrangement with the Federal Reserve Bank through which it has pledged a portion of its unencumbered loan portfolio to secure a total commitment amount of $26.1 million and $24.4 million as of September 30, 2015 and December 31, 2014, respectively. The commitment level varies proportionally to the collateral balances. There was no outstanding balance related to this agreement as of September 30, 2015 and December 31, 2014.

Long-Term Debt

Long-term debt at September 30, 2015 and December 31, 2014 was as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014

FHLB long-term debt
Advances maturing January 9, 2017 at a fixed rate of 1.40%	$4,000	$4,000
Advances maturing May 30, 2017 at a fixed rate of 1.23%	5,000	5,000
Total long-term debt	$9,000	$9,000

Revolving Loan Agreements

During the year ended December 31, 2011, Bancorp entered into revolving loan agreements (collectively, the Revolvers) with several of its directors and other related parties. There was no amount outstanding under the Revolvers as of December 31, 2014 with $2.2 million remaining funds available as of the same date. Each Revolver paid an annual rate of interest equal to 8% of the Revolver amount outstanding on a quarterly basis. To the extent that any Revolver was not fully drawn, an unused revolver fee was calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding. The Revolvers matured on January 1, 2015.

On January 8, 2015, Bancorp entered into a loan agreement with Castle Creek SSF-D Investors, LP (Castle Creek) under which Castle Creek agreed to make revolving loans to the Company not to exceed $1.5 million outstanding at any time (the Castle Creek Revolver). In connection with the Castle Creek Revolver, the Company executed a revolving loan note in favor of Castle Creek. The principal amount of the Castle Creek Revolver outstanding from time to time will accrue interest at 8% per annum, payable quarterly in arrears. All amounts borrowed under the Castle Creek Revolver will be due and payable by the Company on January 7, 2017, unless payable sooner pursuant to the provisions of the related loan agreement. To the extent that the Castle Creek Revolver is not fully drawn, an unused revolver fee will be calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding. There was $250,000 outstanding under the Castle Creek Revolver as of September 30, 2015.

JACKSONVILLE BANCORP, INC.

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS

On July 7, 2009, the Company entered into an interest rate swap transaction with SunTrust Bank to mitigate interest rate risk exposure. Under the terms of the agreement, which relates to the subordinated debt issued to Jacksonville Bancorp, Inc. Statutory Trust III in the amount of $7.6 million, the Company agreed to pay a fixed rate of 7.53% for a period of ten years in exchange for the original floating-rate contract (90-day LIBOR plus 375 basis points). The fair value of this derivative instrument was $754,000 and $725,000 as of September 30, 2015 and December 31, 2014, respectively. The fair value of the hedged item was $5.2 million and $5.0 million as of the same dates.

The hedge was designated as a cash flow hedge and was determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income and the aggregate fair value of the swap was recorded in Accrued expenses and other liabilities on the consolidated balance sheets with changes in fair value recorded in other comprehensive income (OCI). The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedge no longer be considered effective.  The Company expects the hedge to remain fully effective during the remaining term of the swap.

Credit risk may result from the inability of the counterparties to meet the terms of their contracts. The Company’s exposure is limited to the replacement value of the contracts rather than the notional amount.

NOTE 7 – FAIR VALUE

Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities are measured using valuation techniques specific to the following three-tier hierarchy, which prioritizes the inputs used in measuring fair value.

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

JACKSONVILLE BANCORP, INC.

NOTE 7 – FAIR VALUE (continued)

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 by level within the hierarchy:

(dollars in thousands)
September 30, 2015	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$7,014	$-	$7,014	$-
State and political subdivisions	5,608	-	5,608	-
Mortgage-backed securities - residential	27,037	-	27,037	-
Collateralized mortgage obligations	25,148	-	25,148	-
Corporate bonds	2,568	-	2,568	-
Liabilities:
Derivative liability	754	-	754	-

December 31, 2014	Total	Level I	Level II	Level III
Assets:
Securities available-for-sale:
U.S. government-sponsored entities and agencies	$7,157	$-	$7,157	$-
State and political subdivisions	7,060	-	7,060	-
Mortgage-backed securities - residential	31,360	-	31,360	-
Collateralized mortgage obligations	28,962	-	28,962	-
Corporate bonds	3,094	-	3,094	-
Liabilities:
Derivative liability	725	-	725	-

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2015 and the year ended December 31, 2014.

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

JACKSONVILLE BANCORP, INC.

NOTE 7 – FAIR VALUE (continued)

The following table presents information about our assets measured at fair value on a non-recurring basis as of September 30, 2015 and December 31, 2014, by level within the fair value hierarchy. The amounts in the tables represent only assets for which the carrying amount has been adjusted for impairment during the period; therefore, these amounts will differ from the total amounts outstanding.

(dollars in thousands)
September 30, 2015	Total	Level I	Level II	Level III
Impaired Loans (Collateral Dependent):
Real estate mortgage loans:
Residential	$1,037	$-	$1,037	$-
Commercial	1,293	-	1,018	275
Construction and land	109	-	109	-
Other real estate owned:
Real estate mortgage loans:
Construction and land	3,768	-	3,768	-
Assets held for sale	-	-	-	-

December 31, 2014	Total	Level I	Level II	Level III
Impaired Loans (Collateral Dependent):
Real estate mortgage loans:
Residential	$495	$-	$-	$495
Commercial	275	-	-	275
Construction and land	252	-	-	252
Other real estate owned:
Real estate mortgage loans:
Construction and land	3,773	-	-	3,773
Assets held for sale	786	-	786	-

The Company used the following methods and significant assumptions to estimate the fair value of each type of non-recurring financial instrument:

Impaired Loans (Collateral Dependent):
Management determined fair value measurements on impaired loans primarily through evaluations of appraisals performed. The Company considered the appraisal as the starting point for determining fair value and then considered other factors and events in the environment that affected the fair value. Appraisals for impaired loans are obtained by the Chief Credit Officer and performed by certified general appraisers whose qualifications and licenses have been reviewed and verified by the Company. Once reviewed, a third-party specialist reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison to independent data sources such as recent market data or industry-wide statistics. On at least an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustments, if any, should be made to the appraised value of existing collateral to arrive at fair value. Adjustments may be made to reflect the age of the appraisal and the type of underlying property. Appraised values may be discounted to estimated fair value based on current market data such as recent sales of similar properties, discussions with potential buyers and negotiations with existing customers.

Other Real Estate Owned (OREO):
Assets acquired as a result of, or in lieu of, loan foreclosure are initially recorded at fair value (based on the lower of the current appraised value or listing price) at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of the carrying amount or fair value less cost to sell.  Management has determined fair value measurements on OREO primarily through evaluations of appraisals performed and current and past offers for the OREO under evaluation. Appraisals of OREO are obtained subsequent to acquisition as deemed necessary by the Chief Credit Officer.  Appraisals are reviewed for accuracy and consistency by a third-party specialist. Third-party specialists are selected from the approved appraisers list, which is maintained by management, and supervised by the Chief Credit Officer. Appraised values may be discounted to estimated fair value based on factors such as sales prices for comparable properties in similar geographic areas and/or assessment through observation of such properties.

JACKSONVILLE BANCORP, INC.

NOTE 7 – FAIR VALUE (continued)

Assets Held-for-Sale
The Company reclassifies long-lived assets to assets held-for-sale when all criteria for such reclassification are met.  The assets held-for-sale are recorded at the lower of carrying value or fair value less costs to sell. Management determined the fair value of the assets held-for-sale using an offer made to the Company for the property.

Transfers of assets and liabilities between levels within the fair value hierarchy are recognized when an event or change in circumstances occurs. During the three and nine months ended September 30, 2015, there were  transfers from Level III to Level II in impaired loans and OREO, as the current fair value was based on current appraised values that do not include significant unobservable inputs and that were not further discounted, or contracted offers to purchase certain properties. There were no transfers between fair value levels during the three months and nine months ended September 30, 2014.

Quantitative Information about Level III Fair Value Measurements

The following table presents quantitative information about unobservable inputs for assets measured on a non-recurring basis using Level III measurements as of September 30, 2015 and December 31, 2014. This quantitative information is the same for each class of loans.

(dollars in thousands) September 30, 2015	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans (collateral dependent)	$275	Market comparable properties	Marketability discount	10%	10%

December 31, 2014	Fair Value	Valuation Technique	Unobservable Inputs	Range of Inputs	Weighted Average
Impaired loans (collateral dependent)	$1,022	Market comparable properties	Marketability discount	0% – 20.0%	6.2%
Other real estate owned	3,773	Market comparable properties	Comparability adjustments	0% – 8.1%	2.8%

The table below summarizes the outstanding balance, valuation allowance and net carrying amount and period expense related to Level III non-recurring instruments for the nine months ended September 30, 2015 and 2014:

(dollars in thousands) September 30, 2015	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral dependent)	$471	$196	$275	$(18)

September 30, 2014	Outstanding Balance	Valuation Allowance	Net Carrying Amount	Period Expense
Impaired loans (collateral dependent)	$6,094	$2,220	$3,874	$434
Other real estate owned	3,880	1,006	2,874	48
Assets held for sale	940	-	925	15

JACKSONVILLE BANCORP, INC.

NOTE 7 – FAIR VALUE (Continued)

Fair Value of Financial Instruments

The carrying amount and estimated fair values of financial instruments as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$26,410	$26,410	$24,372	$24,372
Securities available-for-sale	67,375	67,375	77,633	77,633
Loans, net	386,941	392,896	360,279	366,686
Federal Home Loan Bank stock	928	N/A	1,243	N/A
Accrued interest receivable	1,366	1,366	1,464	1,464

Financial liabilities:
Deposits	$433,032	$433,555	$415,756	$416,432
Federal Home Loan Bank advances and other borrowings	11,860	11,721	17,629	17,743
Subordinated debentures	16,266	8,951	16,218	8,552
Accrued interest payable	116	116	130	130
Interest rate swap	754	754	725	725

The methods and assumptions not previously presented, used to estimate fair value are described as follows:

Cash and cash equivalents:
The carrying amounts of cash and cash equivalents approximate the fair value and are classified as either Level I or Level II in the fair value hierarchy, with Level II comprised solely of national certificates of deposit held by the Bank.  As of September 30, 2015 and December 31, 2014, respectively, the breakdown of cash and cash equivalents between Level I and Level II were as follows:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Level I	Level II	Level I	Level II
Cash and cash equivalents	$23,197	$3,213	$20,186	$4,186

Loans, net:
The fair value of variable-rate loans that re-price frequently and with no significant change in credit risk is based on the carrying value and results in a classification of Level III within the fair value hierarchy, excluding impaired loans as previously discussed. Fair value for other loans is estimated using a discounted cash flow analysis using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level III classification in the fair value hierarchy, excluding impaired loans as previously discussed. The methods used to estimate the fair value of loans do not necessarily represent an exit price.

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

Accrued interest receivable/payable:
The carrying amounts of accrued interest receivable approximate fair value resulting in a Level II or III classification. The carrying amounts of accrued interest payable approximate fair value resulting in a Level II classification.

Subordinated debt:
The fair value of subordinated debt, where a market quote is not available, is based on discounted cash flows, using a rate appropriate to the instrument and the term of the issue resulting in a Level II classification.

Off-balance sheet instruments:
The fair value of off-balance sheet instruments is based on the current fees that would be charged to enter into or terminate such arrangements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of these commitments as of September 30, 2015 was not material.

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

The Basel III Capital Rules introduced a new capital measure “Common Equity Tier 1” (CET1). The rules specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements. CET1 capital consists of common stock instruments that meet the eligibility criteria in the final rules, retained earnings, accumulated other comprehensive income and common equity Tier 1 minority interest. The rules also define CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1, and not to the other components of capital. They also expand the scope of the adjustments as compared to existing regulations.

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

JACKSONVILLE BANCORP, INC.

NOTE 8 – CAPITAL ADEQUACY (continued)

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer will face limitations on the payment of dividends, common stock repurchases and discretionary cash payments to executive officers based on the amount of the shortfall.

Bank

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, requires the federal banking agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

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

Under the applicable rules, the Bank was well capitalized as of September 30, 2015 and December 31, 2014.  Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the Federal Deposit Insurance Corporation (FDIC) prior to accepting or renewing brokered deposits.  FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had a Memorandum of Understanding (MoU) with the FDIC and the Florida Office of Financial Regulation (OFR) that was entered into in 2008 (the 2008 MoU), which required the Bank to have a total risk-based capital ratio of at least 10% and a Tier 1 leverage capital ratio of at least 8%.  On July 13, 2012, the 2008 MoU was replaced by a new MoU (the 2012 MoU), which, among other things, required the Bank to have a total risk-based capital ratio of at least 12% and a Tier 1 leverage capital ratio of at least 8%. The Bank received notification from the FDIC and the OFR on June 11, 2015 and June 15, 2015, respectively, stating that the Bank is now considered to be in substantial compliance with the 2012 MoU and that the FDIC and the OFR terminated their interests in the 2012 MoU as of the dates mentioned above.

JACKSONVILLE BANCORP, INC.

NOTE 8 – CAPITAL ADEQUACY (continued)

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.

The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total capital to risk-weighted assets of at least 8.00%, at least half of which must be Tier 1 capital. As of September 30, 2015 and December 31, 2014, the Company met these requirements.

The following table presents the capital ratios and related information for the Company and the Bank in accordance with Basel III as of September 30, 2015 and Basel I as of December 31, 2014:
(dollars in thousands)	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets:
Consolidated	$64,009	15.67%	$32,686	8.00%	N/A	N/A
Bank	63,370	15.52	32,670	8.00	$40,838	10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	56,442	13.81	24,515	6.00	N/A	N/A
Bank	58,173	14.24	24,503	6.00	32,670	8.00
Common equity Tier I capital (CET1):
Consolidated	56,442	13.81	18,386	4.50	N/A	N/A
Bank	58,173	14.24	18,377	4.50	26,545	6.50
Tier I (Core) capital to average assets:
Consolidated	56,442	11.35	19,896	4.00	N/A	N/A
Bank	58,173	11.71	19,871	4.00	24,839	5.00

	Actual		For Capital Adequacy Purposes		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount		Ratio
Total capital to risk-weighted assets:
Consolidated	$57,949	15.13%	$30,643	8.00%	N/	A	N/	A
Bank	56,400	14.74	30,619	8.00	$38,274		10.00%
Tier 1 (Core) capital to risk-weighted assets:
Consolidated	49,290	12.87	15,322	4.00	N/	A	N/	A
Bank	51,497	13.45	15,310	4.00	22,964		6.00
Tier 1 (Core) capital to average assets:
Consolidated	49,290	9.85	20,014	4.00	N/	A	N/	A
Bank	51,497	10.31	19,980	4.00	24,975		5.00

JACKSONVILLE BANCORP, INC.

NOTE 8 – CAPITAL ADEQUACY (continued)

Dividends and Distributions

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt. Banking regulations require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to its shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings. Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the banks’ regulators. The Bank has not paid dividends since October 2009 and cannot currently pay dividends. Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies.  Bancorp has relied upon revolving loan agreements to pay its expenses during such time.  As of September 30, 2015 and December 31, 2014, remaining funds available under the revolving loan agreements were $1.3 million and $2.2 million, respectively.

NOTE 9- LEGAL

Since the announcement of the proposed merger with Ameris on October 1, 2015, two putative shareholder class action lawsuits have been filed against Bancorp, the directors of Bancorp, and Ameris, in the Circuit Court of Duval County, Florida: (i) Paul Parshall v. Jacksonville Bancorp, Inc. et al., Case No. 16-2015-CA-006607, filed on October 16, 2015; and (ii) Patrick Donovan v. Kendall Spencer et al., Case No. 16-2015-CA-006738, filed October 22, 2015 (together, the “Florida Actions”).  In the Florida Actions, plaintiffs allege that the individual director defendants breached their fiduciary duties to Bancorp’s shareholders in negotiating and approving the Merger Agreement through an unfair process, that the merger consideration negotiated in the Merger Agreement does not adequately value the company, that Bancorp’s shareholders will not receive fair value for their common stock in the merger, and that the terms of the Merger Agreement impose improper deal-protection devices that purportedly preclude competing offers. The complaints in the Florida Actions further allege that Bancorp and Ameris aided and abetted the alleged breaches of fiduciary duty by Bancorp’s directors. In the Florida Actions, plaintiffs seek preliminary and permanent injunctive relief, including enjoining or rescinding the merger, an award of unspecified damages, attorneys’ fees, and other relief.

The outcome of the Florida Actions cannot be predicted with certainty. A preliminary injunction could delay or jeopardize the completion of the merger transaction, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger.  Additional lawsuits arising out of or relating to the Merger Agreement or the merger transaction may be filed in the future. The Company and its directors intend to vigorously defend against these lawsuits.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of the financial condition and results of operations represents an overview of the consolidated financial condition as of September 30, 2015 and December 31, 2014 and results of operations for the three and nine months ended September 30, 2015 compared to the same periods in 2014. This discussion is designed to provide a more comprehensive review of the financial condition and operating results than could be obtained from an examination of the financial statements alone.  This analysis should be read in conjunction with the interim consolidated financial statements and related notes to consolidated financial statements included herein, and the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.

Recent Developments

On September 30, 2015, Ameris Bancorp, a Georgia corporation (Ameris), and Bancorp entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which, subject to the terms and conditions therein, Bancorp will merge with and into Ameris, with Ameris remaining as the surviving entity.  The Merger Agreement provides that immediately following the merger of Ameris and Bancorp, Bank will be merged into Ameris Bank, a Georgia Bank wholly owned by Ameris, with Ameris Bank remaining as the surviving entity. The Merger Agreement has been unanimously approved by the boards of directors of each of Ameris and Bancorp.

Under the terms and subject to the conditions of the Merger Agreement, Bancorp’s shareholders will have the right to receive 0.5861 shares of Ameris common stock or $16.50 in cash for each share of the common stock and nonvoting common stock of Bancorp they hold.  The total consideration in the merger will be prorated as necessary to ensure that 25% of the total outstanding shares of common stock and nonvoting common stock of Bancorp will be exchanged for cash and 75% of the total outstanding shares of common stock and nonvoting common stock of Bancorp will be exchanged for shares of Ameris common stock in the merger.

The closing of the merger is subject to the required approval of Bancorp’s shareholders, requisite regulatory approvals, the effectiveness of the registration statement to be filed by Ameris with respect to the stock to be issued in the merger, an amendment to the Bancorp articles of incorporation to provide for conversion of Bancorp nonvoting common stock to Ameris common stock, and other customary closing conditions.  The merger is expected to close during the first quarter of 2016.   On October 1, 2015, Bancorp filed a Current Report on Form 8-K with the SEC that provides additional details relating to the Merger Agreement.  A copy of the Merger Agreement was filed as Exhibit 2.1 to such Form 8-K.

General

Bancorp was incorporated on October 24, 1997 and was organized to conduct the operations of the “Bank. The Bank is a Florida state-chartered commercial bank that opened for business on May 28, 1999, and its deposits are insured by the FDIC.  The Bank provides a variety of community banking services to businesses and individuals in the greater Jacksonville area of Northeast Florida. During 2000, the Bank formed Fountain Financial, Inc., a wholly owned subsidiary. Through Fountain Financial, Inc., and our marketing agreement with New England Financial (an affiliate of MetLife), we are able to meet the investment and insurance needs of our customers. On November 16, 2010, Bancorp acquired Atlantic BancGroup, Inc. (“ABI”) by merger, and, on the same date, ABI’s wholly owned subsidiary, Oceanside Bank, merged with and into the Bank. Bancorp, the Bank, and Fountain Financial, Inc. are collectively referred to herein as the “Company.”

Business Strategy

Our primary business segment is community banking and consists of attracting deposits from the general public and using such deposits and other sources of funds to originate commercial business loans, commercial real estate loans, residential mortgage loans and a variety of consumer loans. We also invest in mortgage-backed securities and securities backed by the United States government, and agencies thereof, as well as other securities. Our profitability depends primarily on our net interest income, which is the difference between the income we receive from our loan and investment securities portfolios and costs incurred on our deposits, FHLB advances, Federal Reserve borrowings and other sources of funding. Net interest income is also affected by the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income is generated as the relative amounts of interest-earning assets grow in relation to the relative amounts of interest-bearing liabilities.  In addition, the levels of noninterest income earned and noninterest expenses incurred affect profitability. Included in noninterest income are service charges earned on deposit accounts and increases in the cash surrender value of Bank Owned Life Insurance (BOLI).  Included in noninterest expense are costs incurred for salaries and employee benefits, occupancy and equipment expenses, data processing expenses, marketing and advertising expenses, federal deposit insurance premiums, legal and professional fees, loan related expenses, and OREO expenses.

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

As of September 30, 2015 and December 31, 2014, the Bank was well-capitalized with total risk based capital of 15.52% and 14.74% and Tier 1 leverage capital of 11.71% and 10.31%, respectively. During the nine months ended September 30, 2015 and looking forward, the Company intends to maintain the quality of its loan portfolio through the continued reduction of problem assets in a prudent and reasonable manner and to continue to improve the overall credit process including, but not limited to, loan origination disciplines, strict underwriting criteria, and succinct funding and onboarding processes. In addition, the Company will carry on with the repositioning of its loan and deposit portfolio mix to better align with our targeted market segment of professional services, wholesalers, distributors, and other service industries.  Such improvements have impacted our financial condition and results of operations as well as the recent improvements in the Company’s overall asset quality.

 Financial Condition and Results of Operations

The Company’s performance during the periods ended September 30, 2015 and December 31, 2014 is reflective of the completion of a restructuring plan that better aligned the Company’s and the Bank’s processes and procedures with the best industry practices and standards. As a result of these efforts, as well as recent indicators of stabilization in the local real estate markets and continued general improvement in asset quality, the Company reversed $2.0 million of loan provision expense and reduced noninterest expense during the nine months ended September 30, 2015.

Comparison of Financial Condition as of September 30, 2015 and December 31, 2014

Total assets increased $16.7 million, or 3.4%, from $488.6 million as of December 31, 2014 to $505.3 million as of September 30, 2015. The Company experienced an increase in cash and cash equivalents in the amount of $2.0 million and an increase in net loans of $26.7 million during the nine months ended September 30, 2015. This amount was offset by a decrease in securities available-for-sale of $10.2 million during the same period.

Investment securities available-for-sale decreased $10.2 million, or 13.2%, from $77.6 million as of December 31, 2014 to $67.4 million as of September 30, 2015. During the nine months ended September 30, 2015, the Company received $15.8 million in proceeds from principal repayments, maturities and calls and purchased $6.1 million in investment securities. The remaining variance is due to the change in fair market value during the same year-to-date period.

Total deposits increased by $17.2 million, or 4.2%, during the nine months ended September 30, 2015, from $415.8 million as of December 31, 2014 to $433.0 million as of September 30, 2015. The following is an explanation of the changes in each of the major deposit categories during the nine months ended September 30, 2015:

•	Noninterest-bearing deposits increased $14.7 million, or 13.6%. This represents 28.3% of total deposits as of September 30, 2015;

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

•	Money market, NOW and savings deposits increased $18.8 million, or 10.8%, due to natural fluctuations in account balances; and

•	The time deposit portfolio decreased by $16.2 million, or 12.2%, including reductions of $7.1 million in brokered CDs and $6.7 million in national CDs.

FHLB advances and other borrowings decreased during the nine months ended September 30, 2015, with FHLB advances and other borrowings of $11.9 million and $17.6 million as of September 30, 2015 and December 31, 2014, respectively. This was due to two fixed rate advances that matured in the first quarter of 2015 totaling $6.0 million.

Total shareholders’ equity increased during the nine months ended September 30, 2015, from $37.1 million as of December 31, 2014 to $42.1 million as of September 30, 2015.  This increase was attributable to net income during the nine months ended September 30, 2015 of $5.0 million.

Comparison of Operating Results for the Nine Months Ended September 30, 2015 and 2014

Net Income
The Company had net income of $5.0 million for the nine months ended September 30, 2015 compared to net income of $1.3 million for the nine months ended September 30, 2014. On a diluted per share basis, the Company had earnings per share of $0.86 for the nine months ended September 30, 2015, compared to $0.23 earnings per share for the same period in the prior year.

Net Interest Income
Net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing liabilities, decreased $61,000 to $13.4 million for the nine months ended September 30, 2015.

Total interest income decreased $325,000 to $15.6 million for the nine months ended September 30, 2015 compared to $15.9 million in the same period in 2014. This decrease was primarily the result of a lower average yield on loans which decreased 23 basis points to 5.03% for the nine months ended September 30, 2015 compared to 5.26% for the nine months ended September 30, 2014. The decrease in the loan yield was driven by a decrease in accretion recognized on acquired loans of approximately $603,000.

The average cost of interest-bearing liabilities decreased 5 basis points to 0.87% for the nine months ended September 30, 2015 compared to 0.92% for the same period in 2014. The decrease was driven primarily by a decline in the cost of time deposits. During the nine months ended September 30, 2015, brokered certificates of deposit totaling $7.1 million and $6.7 million in national CDs matured which reduced the overall cost of certificates of deposits to 1.03% in the nine months ended September 30, 2015 from 1.15% in the same period last year.

The net interest margin increased by 4 basis points to 3.81%, from 3.77%, when comparing the first nine months of 2015 to the same period in the prior year. The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and evaluates rates paid on its core deposits to ensure they remain competitive in the local market environment

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

	Nine Months Ended September 30,
	2015				2014
(dollars in thousands)	Average Balance	Interest	Average Rate		Average Balance	Interest	Average Rate
Interest-earning assets:
Loans(1)	$380,647	$14,330	5.03%		$371,146	$14,591	5.26%
Securities available-for-sale:
Taxable	67,891	841	1.66		75,348	917	1.63
Tax-exempt(2)	6,541	305	6.23		7,703	271	4.70
Other interest-earning assets(3)	14,189	101	0.95		22,360	123	0.76
Total interest-earning assets	469,268	15,577	4.44		476,557	15,902	4.46
Noninterest-earning assets(4)	23,383				21,174
Total assets	$492,651				$497,731
Interest-bearing liabilities:
Savings deposits	$9,910	$10	0.13%		$9,791	$12	0.16%
NOW deposits	30,935	20	0.09		27,861	18	0.09
Money market deposits	142,278	432	0.41		151,165	430	0.38
Time deposits	124,997	959	1.03		134,193	1,159	1.15
FHLB advances	13,659	149	1.46		19,286	207	1.44
Federal Reserve and other borrowings	37	-	-		4	-	-
Subordinated debt	16,239	617	5.08		16,177	615	5.08
Other interest-bearing liabilities(5)	-	23	N/	A	-	33	-
Total interest-bearing liabilities	338,055	2,210	0.87		358,477	2,474	0.92
Noninterest-bearing liabilities	115,358				104,351
Shareholders' equity	39,238				34,903
Total liabilities and shareholders' equity	$492,651				$497,731
Net interest income		$13,367				$13,428
Interest rate spread(6)			3.57%				3.54%
Net interest margin(7)			3.81%				3.77%

(1)	Average loans include nonperforming loans. Interest on loans included loan fees (in thousands) of $244 and $160 for the nine months ended September 30, 2015 and 2014, respectively.
(2)	Interest income and rates do not include the effects of a tax equivalent adjustment using a federal tax rate of 34% in adjusting tax-exempt interest on tax-exempt investment securities to a fully taxable basis.
(3)	Includes federal funds sold.
(4)	For presentation purposes, the BOLI acquired by the Bank has been included in noninterest-earning assets.
(5)	Includes federal funds purchased and revolving loans that pay an annual rate of interest equal to 8% on a quarterly basis of the amount outstanding or an unused revolver fee calculated and paid quarterly at an annual rate of 2% on the revolving loan commitment less the daily average principal amount outstanding.
(6)	Interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.
(7)	Net interest margin is net interest income divided by average interest-earning assets.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Rate/Volume Analysis:
The following table sets forth the effect of changes in volumes, changes in rates, and changes in rate/volume on tax-equivalent interest income, interest expense and net interest income.

	Nine Months Ended September 30, 2015 vs. 2014
	Increase (Decrease) Due to(1)
(dollars in thousands)	Rate	Volume	Total
Interest-earning assets:
Loans	$(629)	$368	$(261)
Securities available-for-sale:
Taxable	16	(92)	(76)
Tax-exempt	79	(45)	34
Other interest-earning assets	30	(52)	(22)
Total interest-earning assets	$(504)	$179	$(325)

Interest-bearing liabilities:
Savings deposits	$(2)	$-	$(2)
NOW deposits	-	2	2
Money market deposits	28	(26)	2
Time deposits	(124)	(76)	(200)
FHLB advances	3	(61)	(58)
Federal Reserve and other borrowings	-	-	-
Subordinated debt	-	2	2
Other interest-bearing liabilities	(10)	-	(10)
Total interest-bearing liabilities	$(105)	$(159)	$(264)

Net change in net interest income	$(399)	$338	$(61)

(1)	The change in interest due to both rate and volume has been allocated to the volume and rate components in proportion to the relationship of the dollar amounts of the absolute change in each component.

Noninterest Income, Noninterest Expense and Income Taxes
Noninterest income decreased to $1.1 million for the nine months ended September 30, 2015, compared to $1.6 million for the nine months ended September 30, 2015 and 2014, respectively. Service charges remained relatively flat at $563,000 compared to $551,000 for the nine months ended September 30, 2015 and 2014, respectively. For the nine months ended September 30, 2014, the Company recorded a gain of $489,000 from bank-owned life insurance due to life insurance benefits received in excess of cash surrender value from the death of a former employee.

Noninterest expense decreased to $11.5 million for the nine months ended September 30, 2015, compared to $13.4 million for the same period in 2014. This decrease was due to a decrease in salaries and employee benefits of $1.4 million, mainly due to the two reductions in workforce that occurred in 2014 during the second and fourth quarters. Occupancy and equipment expense decreased to $1.7 million from $1.9 million in the same period last year. Leasehold improvement expense decreased $169,000 for the nine months ended September 30, 2015 as a portion of the leasehold improvements became fully amortized in the fourth quarter of 2014. Professional fees decreased to $744,000 from $897,000 for the nine month periods ended September 30, 2015 and 2014, respectively. Accounting and auditing fees declined $118,000 while legal declined $42,000. During the nine months ended September 30, 2015, there was a decrease of $409,000 for loan expenses as a result of the Company’s continued execution of its ongoing strategy to reduce problem assets. Other real estate owned expense increased $207,000 to $388,000 from $181,000 in the same period in 2014. This is primarily a result of several write-downs taken during the nine month period ended September 30, 2015 in the aggregate amount of $291,000 compared to $48,000 in the same period last year. Included in other noninterest expense for the nine months ended September 30, 2015 is a $75,000 write-down to assets classified as held-for-sale. During the third quarter of 2015, the assets were sold and a $26,000 loss was recorded to other noninterest expense.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Income tax expense was $18,000 for the nine months ended September 30, 2015 compared to $20,000 in the same period of the prior year. This was the result of Alternative Minimum Taxes. The Company recorded a full valuation allowance against its deferred taxes as of December 31, 2011.  This was substantially due to the fact that it was more-likely-than-not that the benefit would not be realized in future periods due to the uncertainty of future taxable income and Section 382 of the Internal Revenue Code.  Based on an analysis performed as of September 30, 2015 and December 31, 2014, it was determined that the need for a full valuation allowance still existed.

Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

Net Income
The Company had net income of $992,000 for the three months ended September 30, 2015, compared to $808,000 of net income for the three months ended September 30, 2014. On a diluted per share basis, the Company had net income of $0.17 for the three months ended September 30, 2015, compared to net income of $0.14 for the same period in the prior year.

Net Interest Income
Net interest income was $4.6 million for the three months ended September 30, 2015, compared to $4.5 million for the same period in 2014.

Total interest income was $5.3 million for the three months ended September 30, 2015 and 2014, increasing $46,000 over the same period last year. The increase was related to additional interest income recorded on the call of an investment security during the three month period ended September 30, 2015 totaling $93,000. During the same periods, total interest on loans remained flat. Average loans increased $27.6 million while the average yield on loans for the three months ended September 30, 2015 and 2014 was 4.91% and 5.28%, respectively. The decrease in the loan yield was driven primarily by a decrease in the core average yield earned on loans and a decrease in accretion recognized on acquired loans of approximately $233,000.

Average interest-bearing liabilities decreased $18.6 million, while the average cost of interest-bearing liabilities remained flat, decreasing 1 basis point to 0.87% for the three months ended September 30, 2015, compared to 0.88% for the same period in 2014.

The net interest margin increased 7 basis points to 3.81% from 3.74%, when comparing the third quarter of 2015 to the same period in the prior year.  This was driven primarily by the increase in the average balance of loans while the average balance of interest-bearing liabilities declined. Additionally, higher priced brokered and national certificates of deposit were replaced with noninterest-bearing deposits with an average balance totaling $12.6 million for the three months ended September 30, 2015. The Company closely monitors its liquidity needs in conjunction with the cost of its funding sources and evaluates rates paid on its core deposits to ensure they remain competitive in the local market environment.

Noninterest Income, Noninterest Expense and Income Taxes
Noninterest income decreased to $372,000 for the three months ended September 30, 2015, compared to $867,000 for the three months ended September 30, 2014. Service charges increased to $198,000 compared to $187,000 for the three months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2014, the Company recorded a gain of $489,000 from bank-owned life insurance due to life insurance benefits received in excess of cash surrender value from the death of a former employee.

Noninterest expense decreased to $4.0 million for the three months ended September 30, 2015, compared to $4.5 million for the same period in 2014. This decrease was in part due to a reduction in salaries and employee benefits of $205,000, mainly due to a reduction in workforce that occurred in 2014 during the second and fourth quarters. Professional fees decreased $187,000 to $216,000 from $403,000 in the three months ended September 30, 2015 compared to the same period last year. Other real estate owned expense increased $157,000 primarily due to several write-downs during the third quarter of 2015 totaling $200,000 compared to write-downs totaling $12,000 in the same period last year.  Loan expenses decreased $222,000 period over period as a result of the Company’s continued execution of its ongoing strategy to reduce problem assets.

The Company recorded an income tax benefit of $28,000 for the three months ended September 30, 2015 compared to expense of $20,000 in the same period of the prior year. This was the result of Alternative Minimum Taxes. As previously discussed, the Company has recorded a full valuation allowance against its deferred taxes.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Asset Quality

The Company has identified certain assets as risk elements.  These assets include nonperforming loans, loans that are contractually past due 90 days or more as to principal or interest payments and still accruing, TDRs, and OREO. Loans are placed on nonaccrual status when management has concerns regarding the Company’s ability to collect the outstanding loan principal and interest amounts and typically when such loans are more than 90 days past due.  These loans present more than the normal risk that the Company will be unable to eventually collect or realize their full carrying value. The Company’s nonperforming loans, foreclosed assets and TDRs as of September 30, 2015 and December 31, 2014 were as follows:

(dollars in thousands)	September 30, 2015	December 31, 2014
Nonperforming loans:
Commercial	$59	$21
Real estate mortgage loans
Residential	2,092	1,151
Commercial	4,485	7,408
Construction and land	386	574
Consumer loans and other	23	28
Total nonperforming loans(1)	7,045	9,182
Other real estate owned, net	3,768	4,061
Total nonperforming assets	$10,813	$13,243
Performing loans classified as TDRs	$8,824	$8,585
Nonperforming loans classified as TDRs	1,847	2,209
Total loans classified as troubled debt restructuring	$10,671	$10,794
Nonperforming loans as a percent of gross loans	1.76%	2.45%
Nonperforming loans and other real estate owned as a percent of total assets	2.14%	2.71%

(1)	Includes nonperforming loans classified as TDRs.

As shown in the table above, nonperforming assets decreased $2.4 million as of September 30, 2015 from December 31, 2014.  The improvement is due to a decrease in nonperforming loans totaling $2.1 million as of the same dates. During the second quarter of 2015, one nonperforming loan with a recorded investment of $2.2 million was repaid.

Loans are deemed impaired when it is considered probable that the Company will not collect the outstanding loan principal and interest amounts according to the loan’s contractual terms. As of September 30, 2015, impaired loans decreased by $1.6 million to $14.5 million, compared to $16.1 million as of December 31, 2014.  Nonperforming impaired loans were $6.1 million as of September 30, 2015. Specific reserves in the amount of $1.6 million were allocated to impaired loans as of September 30, 2015.

During the normal course of business, the Company may restructure or modify the terms of a loan for various reasons. The restructuring of a loan is considered a TDR if both (i) the borrower is experiencing financial difficulties and (ii) a concession was granted that otherwise would not have occurred under normal circumstances.  As of September 30, 2015, the Company had loan balances of $10.7 million for customers whose loans were classified as TDRs, of which $9.9 million were included in the impaired loans balance as of the same date. Of the total loans classified as TDRs, $1.1 million were classified as TDRs with collateral shortfalls. The Company has allocated $342,000 of the allowance for loan losses to customers whose loan terms have been modified as TDRs with collateral shortfalls with none to the remaining TDRs included in the impaired loans balance as of September 30, 2015.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The TDR that occurred during the nine months ended September 30, 2015 allowed the borrowers to make reduced payments, such as (i) reduced fixed interest rate through maturity and an advance to cover a deficiency from sale of a separate foreclosed property, (ii) change from principal and interest payments to interest only payments for a limited period of time, (iii) reduced principal and interest payments through maturity, (iv) change from variable rate interest only payments through maturity to fixed rate interest only payments for a limited period of time and reduced principal and interest payments through maturity, (v) change from variable rate interest only payments through maturity to fixed rate and reduced principal and interest payments through maturity, or (vi) proposed forgiveness of principal contingent upon the satisfaction of the modified terms.  As of September 30, 2015, the Company had not extended any additional credit to customers whose loans were classified as TDRs.

Loans modified that did not meet the definition of a TDR had a total recorded investment of $14.7 million and $12.1 million as of September 30, 2015 and 2014, respectively.  These modifications involved loans to borrowers who were not experiencing financial difficulties and included (i) allowing the borrowers to make interest-only payments for a limited period of time, (ii) adjusting the interest rate to a market interest rate through maturity, (iii) extension of interest-only payments for a limited period of time, or (iv) extension of maturity date.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Loans past due still accruing interest as of September 30, 2015 and December 31, 2014 were categorized as follows:

(dollars in thousands) September 30, 2015	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$199	$-	$-	$199
Real estate mortgage loans:
Residential	589	163	-	752
Commercial	-	1,477	-	1,477
Construction and land	-	-	-	-
Consumer and other loans	258	-	-	258
Total	$1,046	$1,640	$-	$2,686

December 31, 2014	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due Still Accruing Interest
Commercial loans	$218	$-	$-	$218
Real estate mortgage loans:
Residential	848	527	-	1,375
Commercial	4,894	-	-	4,894
Construction and land	-	-	-	-
Consumer and other loans	269	-	-	269
Total	$6,229	$527	$-	$6,756

The decrease in total loans past due 30-89 days still accruing interest to $1.0 million as of September 30, 2015 from $6.2 million as of December 31, 2014 was driven primarily by one large commercial real estate loan that was between 30-59 days past due as of December 31, 2014 and became current at the beginning of 2015 as well as continued general improvements in overall asset quality during the nine months ended September 30, 2015.

Adversely classified loans decreased to $13.0 million as of September 30, 2015 compared to $21.1 million as of December 31, 2014. Of the total adversely classified loans as of September 30, 2015, $7.0 million were nonperforming.

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

The same criteria used for all Company loans greater than 90 days past due and still accruing interest applies to loans acquired with deteriorated credit quality. Loans acquired with deteriorated credit quality will be placed on nonaccrual status if the amount and timing of future cash flows cannot be reasonably estimated or if repayment of the loan is expected to be from collateral that has become deficient. As of September 30, 2015, we had loans acquired with deteriorated credit quality on nonaccrual in the amount of $1.0 million.

Allowance and Provision for Loan Losses

The allowance for loan losses decreased by $1.8 million during the nine months ended September 30, 2015, amounting to $12.6 million as of September 30, 2015 as compared to $14.4 million as of December 31, 2014.  The allowance represented approximately 3.15% and 3.84% of total loans as of September 30, 2015 and December 31, 2014, respectively.

The decrease in the allowance for loan losses as of September 30, 2015, compared to September 30, 2014, was driven primarily by lower nonperforming loans at September 30, 2015 compared to September 30, 2014 and net recoveries on charge-offs taken in prior periods. The decrease in the allowance for loan losses is further supported by our trends in net charge-offs for the years ended December 31, 2014, 2013, 2012, 2011 and 2010 of $1.7 million, $5.6 million, $30.8 million, $12.4 million and $10.8 million, respectively. This is in direct correlation with the Company’s efforts to reduce problem assets and improve asset quality. As a result of these efforts, as well as recent indicators of stabilization in the local real estate markets and continued general improvement in asset quality, the Company reversed $2.0 million of loan provision expense in the second quarter of 2015. There was no loan provision recorded for the third quarter of 2015.

The Bank’s identification efforts of potential losses in the portfolio are based on a variety of specific factors, including the Company’s own historical experience as well as industry and economic trends.  In calculating the Company’s allowance for loan losses, the Company’s historical loss experience is supplemented with various current qualitative and economic trends. These current qualitative factors can include any of the following: changes in volume and severity of past due status, special mention, substandard and nonaccrual loans; levels of any trends in charge-offs and recoveries; changes in nature, volume and terms of loans; changes in lending policies and procedures; changes in lending management and quality of loan review; changes in economic and business conditions; and changes in underlying collateral values and effects of concentrations. There were no significant changes in the above current qualitative factors from December 31, 2014 to September 30, 2015.  The Company’s overall asset quality, as well as the economy in the markets served, is moving in a positive direction and management continues to monitor these metrics.

As of September 30, 2015, of the $11.0 million of the allowance for loan losses from loans collectively evaluated for impairment, the real estate mortgage loans portfolio segment had total weighted average qualitative factors of 0.99%, or $2.7 million; the commercial loans portfolio segment had total weighted average qualitative factors of 1.20%, or $758,000; and the consumer and other loans portfolio segment had total qualitative factors of 1.38%, or $16,000. Impaired loans were $14.5 million as of September 30, 2015, of which $1.6 million was specifically allocated to the allowance for loan losses which was deemed appropriate to absorb probable incurred credit losses.

As part of the Company’s allowance for loan losses policy, loans acquired from ABI with evidence of deteriorated credit quality were included in our evaluation of the allowance for loan losses for each period. For loans acquired with deteriorated credit quality, if the loss was attributed to events and circumstances that existed as of the acquisition date as a result of new information obtained during the measurement period (i.e., 12 months from date of acquisition) that, if known, would have resulted in the recognition of additional deterioration, the additional deterioration was recorded as additional carrying discount with a corresponding increase to goodwill. If not, the additional deterioration was recorded as additional provision expense with a corresponding increase to the allowance for loan losses. After the measurement period, any additional impairment above the current carrying discount was recorded as additional provision for loan loss expense with a corresponding increase to the allowance for loan losses. As of September 30, 2015, there were $1.6 million in loans acquired with deteriorated credit quality that were included in the evaluation of the allowance for loan losses.

All loans acquired as a result of the merger with ABI were recorded at fair value on the date of the acquisition.  The loan amounts reported for these loans are net of fair value adjustments.  As of September 30, 2015, there were $2.8 million of fair value adjustments that will be accreted into interest income over the remaining term of the acquired loans or to support unidentified losses.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

For loans acquired with deteriorated credit quality that were deemed TDRs prior to the Company’s acquisition of them, these loans were not considered TDRs as they were accounted for under ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. Subsequent to the acquisition, the same criteria used for all other loans applied to loans acquired with deteriorated credit quality and their treatment as TDRs. As of September 30, 2015, there was one acquired loan with deteriorated credit quality that was deemed a TDR in the amount of $729,000.

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

It is the Bank’s policy to obtain updated third-party appraisals on all OREO and real estate collateral on substandard loans on, at least, an annual basis. Value adjustments are sometimes made to appraised values on properties for which the existing appraisal is approximately one year old at period-end. Occasionally, at period-end, an updated appraisal has been ordered, but not yet received, on a property for which the existing appraisal is approaching one year old.  In this circumstance, an adjustment may be made to the existing appraised value to reflect the Bank’s best estimate of the change in the value of the property, based on evidence of changes in real estate market values derived by the review of current appraisals received by the Bank on similar properties.

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

Based on the results of the analysis performed by management as of September 30, 2015, the allowance for loan losses was considered adequate to absorb probable incurred credit losses in the portfolio as of that date. As more fully discussed in Item 7, “Critical Accounting Policies”, of the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015, the process for estimating credit losses and determining the allowance for loan losses as of any balance sheet date is subjective in nature and requires material estimates and judgments. Actual results may differ significantly from these estimates and judgments.

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

Cash Flows from Operating Activities:
Net cash from operating activities was $4.0 million and $1.3 million for the nine months ended September 30, 2015 and 2014, respectively. Net cash from operating activities for the nine months ended September 30, 2015 was primarily impacted by net income of $5.0 million, as adjusted for (i) net accretion of purchase accounting adjustments, mainly purchased loans, of $364,000, (ii) premium amortization for securities, net of accretion, of $482,000, (iii) depreciation and amortization of $391,000, (iv) net change in accrued interest receivable and other assets of $122,000, (v) reversal of provision for loan losses expense of $2.0 million and (vi) net change in accrued expenses and other liabilities of $77,000. Net cash from operating activities for the same period in the prior year reflected net income of $1.3 million, as adjusted for (i) net accretion of purchase accounting adjustments, mainly purchased loans, of $957,000, (ii) premium amortization for securities, net of accretion, of $678,000, (iii) depreciation and amortization of $526,000, (iv) net change in accrued interest receivable and other assets of $131,000, and (v) provision for loan losses of $287,000.

Cash Flows from Investing Activities:
Net cash used by investing activities was $13.5 million and net cash provided from investing activities was $11.7 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease for the nine months ended September 30, 2015 was primarily due to an increase in loan originations net of repayments.

Cash Flows from Financing Activities:
Net cash from financing activities was $11.5 million and $896,000 for the nine months ended September 30, 2015 and 2014, respectively. The period-over-period increase in cash inflows was due to a net increase of $17.3 million in deposits during the nine months ended September 30, 2015, compared to the same period in the prior year. This was offset by $6.0 million in net cash outflows to repay FHLB fixed rate advances.

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

The federal regulatory authorities’ current risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision. The Basel Committee is a committee of central banks and bank regulators from the major industrialized countries that develops broad policy guidelines for use by a country’s regulators in determining appropriate supervisory policies. In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital and liquidity supervisory policies generally referred to as Basel III.

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

The Basel III Capital Rules introduced a new capital measure CET1. The rules specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements.

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

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the Company and the Bank are given a one-time election (the “Opt-out Election”) to filter certain accumulated other comprehensive income AOCI components, comparable to the treatment under the current general risk-based capital rule. The AOCI Opt-out Election had to be made on the March 30, 2015 Call Report for the Bank and the June 30, 2015 FR Y-9SP for the Company. The Bank and the Company have chosen the Opt-out Election.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased-in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

In addition, the Basel III Capital Rules revise the rules for calculating risk-weighted assets to enhance their risk sensitivity. They establish a new framework under which mortgage-backed securities and other securitization exposures will be subject to risk-weights ranging from 20% to 1250%. The rules also establish adjusted risk-weights for credit exposures, including multi-family and commercial real estate exposures that are 90 days or more past due or on non-accrual, which will be subject to a 150% risk-weight, except in situations where qualifying collateral and/or guarantees are in place. The existing treatment of residential mortgage exposures will remain subject to either a 50% risk-weight (for prudently underwritten owner-occupied first liens that are current or less than 90 days past due) or a 100% risk-weight (for all other residential mortgage exposures including 90 days or more past due exposures).

As of September 30, 2015 and December 31, 2014, the Bank, and the Company met all capital adequacy requirements to which they were subject. For additional information related to the Company’s capital adequacy information, please refer to Note 8 – Capital Adequacy in the accompanying notes to the Consolidated Financial Statements.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Bank

FDICIA, among other things, requires the federal banking agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements.  FDICIA establishes five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.

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

Under the applicable rules, the Bank was well capitalized as of September 30, 2015 and December 31, 2014.  Depository institutions that are no longer “well capitalized” for bank regulatory purposes must receive a waiver from the FDIC prior to accepting or renewing brokered deposits. FDICIA generally prohibits a depository institution from making any capital distribution (including paying dividends) or paying any management fee to its holding company, if the depository institution would thereafter be undercapitalized.

The Bank had a MoU with the FDIC and the Florida Office of Financial Regulation (OFR) that was entered into in 2008 (the 2008 MoU), which required the Bank to have a total risk-based capital ratio of at least 10% and a Tier 1 leverage capital ratio of at least 8%.  On July 13, 2012, the 2008 MoU was replaced by a new MoU (the 2012 MoU), which, among other things, required the Bank to have a total risk-based capital ratio of at least 12% and a Tier 1 leverage capital ratio of at least 8%.  The Bank received notification from the FDIC and the OFR on June 11, 2015 and June 15, 2015, respectively, stating that the Bank is now considered to be in substantial compliance with the 2012 MoU and that the FDIC and the OFR terminated their interests in the 2012 MoU as of the dates mentioned above.

JACKSONVILLE BANCORP, INC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Bancorp

The Federal Reserve requires bank holding companies, including Bancorp, to act as a source of financial strength for their depository institution subsidiaries.  The Federal Reserve has a minimum guideline for bank holding companies of Tier 1 capital to adjusted average quarterly assets (“leverage ratio”) equal to at least 4.00%, and total risk-based capital of at least 8.00%, at least half of which must be Tier 1 capital.  As of September 30, 2015 and December 31, 2014, Bancorp met these requirements.

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

Dividends and Distributions

Prior to October 2009, dividends received from the Bank were Bancorp’s principal source of funds to pay its expenses and interest on and principal of Bancorp’s debt. Banking regulations require the maintenance of certain capital levels and restrict the payment of dividends by the Bank to Bancorp or by Bancorp to shareholders.  Commercial banks generally may only pay dividends without prior regulatory approval out of the total of current net profits plus retained net profits of the preceding two years, and banks and bank holding companies are generally expected to pay dividends from current earnings. Banks may not pay a dividend if the dividend would result in the bank being “undercapitalized” for prompt corrective action purposes, or would violate any minimum capital requirement specified by law or the bank’s regulators. The Bank has not paid dividends to Bancorp since October 2009 and cannot currently pay dividends, and Bancorp cannot currently pay dividends on its capital stock under applicable Federal Reserve policies.  Bancorp has relied upon revolving loan agreements to pay its expenses during such time. As of September 30, 2015 and December 31, 2014, there were $1.3 million and $2.2 million in remaining funds available under the revolving loan agreements, respectively. During the nine months ended September 30, 2015 and the year ended December 31, 2014, Bancorp used cash on hand and net proceeds from capital raise activities to fund operations.

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

Critical Accounting Policies

There have been no significant changes to our Critical Accounting Policies as described in our 2014 Annual Report on Form 10-K.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Disclosure under this item is not required as the Registrant is a smaller reporting company.

Item 4.	Controls and Procedures

(a)       Evaluation of Disclosure Controls and Procedures
The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon management’s evaluation of those controls and procedures as of the end of the fiscal quarter covered by this quarterly report on Form 10-Q, the Chief Executive

Officer and Chief Financial Officer of the Company concluded that, subject to the limitations noted below, the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

From time to time, as a normal incident of the nature and kind of business in which we are engaged, various claims or charges are asserted against us and/or our directors, officers or affiliates. In the ordinary course of business, the Company is also subject to regulatory examinations, information gathering requests, inquiries and investigations.  Other than ordinary routine litigation incidental to our business, and except as set forth below, management believes after consultation with legal counsel that there are no pending legal proceedings against Bancorp or any of its subsidiaries that will, individually or in the aggregate, have a material adverse effect on the consolidated results of operations or financial condition of the Company.

Since the announcement of the proposed merger with Ameris on October 1, 2015, two putative shareholder class action lawsuits have been filed against Bancorp, the directors of Bancorp, and Ameris, in the Circuit Court of Duval County, Florida: (i) Paul Parshall v. Jacksonville Bancorp, Inc. et al., Case No. 16-2015-CA-006607, filed on October 16, 2015; and (ii) Patrick Donovan v. Kendall Spencer et al., Case No. 16-2015-CA-006738, filed October 22, 2015 (together, the “Florida Actions”).  In the Florida Actions, plaintiffs allege that the individual director defendants breached their fiduciary duties to Bancorp’s shareholders in negotiating and approving the Merger Agreement through an unfair process, that the merger consideration negotiated in the Merger Agreement does not adequately value the company, that Bancorp’s shareholders will not receive fair value for their common stock in the merger, and that the terms of the Merger Agreement impose improper deal-protection devices that purportedly preclude competing offers. The complaints in the Florida Actions further allege that Bancorp and Ameris aided and abetted the alleged breaches of fiduciary duty by Bancorp’s directors. In the Florida Actions, plaintiffs seek preliminary and permanent injunctive relief, including enjoining or rescinding the merger, an award of unspecified damages, attorneys’ fees, and other relief.

The outcome of the Florida Actions cannot be predicted with certainty. A preliminary injunction could delay or jeopardize the completion of the merger transaction, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin completion of the merger.  Additional lawsuits arising out of or relating to the Merger Agreement or the merger transaction may be filed in the future. The Company and its directors intend to vigorously defend against these lawsuits.

Item 1A.	Risk Factors

Management believes that there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015, as well as the additional risk factors discussed below. The risks described below and in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Termination of the Merger Agreement could adversely affect the Company.

The Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the merger with Ameris. Those conditions include required approval of our shareholders, requisite regulatory approvals, the effectiveness of the registration statement to be filed by Ameris with respect to the stock to be issued in the merger, an amendment to our articles of incorporation to provide for conversion of our nonvoting common stock to Ameris common stock, and other customary closing conditions. If the conditions to the closing of the merger are not fulfilled by June 30, 2016, Ameris will have the right to terminate the Merger Agreement.  There can be no assurances that the merger will be completed by June 30, 2016 or that Ameris will not exercise its right to terminate the Merger Agreement in accordance with its terms.

If the Merger Agreement is terminated, and the merger with Ameris is not consummated, there may be various adverse consequences on the Company:

•	If the Merger Agreement is terminated, our business may be adversely impacted by not having pursued other beneficial opportunities due to the focus of management on the merger.

JACKSONVILLE BANCORP, INC.
Item 1A.	Risk Factors (continued)

•	The Company has incurred substantial costs in connection with the merger, including legal, accounting and investment banking fees.
•	If the Merger Agreement is terminated, the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the merger will be completed. In the event the market price of our common stock does so decline, we may be required to recognize a goodwill impairment charge.
•	In addition, if the Merger Agreement is terminated and our Board of Directors seeks another merger or business combination, our shareholders cannot be certain that the Company will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Ameris has agreed to provide in the merger.
•	Under certain circumstances, the Company will be required to pay Ameris a termination fee of $3.6 million.

The Company will be subject to business uncertainties and contractual restrictions while the merger with Ameris is pending.

Uncertainty about the effect of the potential merger with Ameris on employees and customers may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees may be challenging during the pendency of the merger with Ameris, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, the Company’s business could be negatively impacted. In addition, the Merger Agreement restricts the Company from making certain acquisitions and taking other specified actions outside of the ordinary course of business, without the consent of Ameris, until the merger is completed. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the merger with Ameris.

JACKSONVILLE BANCORP, INC.

Item 6.	Exhibits

Exhibit No.	Description of Exhibit

Exhibit No. 2.1
Agreement and Plan of Merger, dated as of September 30, 2015, by and between Jacksonville Bancorp, Inc. and Ameris Bancorp (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on October 1, 2015, File No. 000-30248).

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

Exhibit No. 3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 3, 2014, File No. 000-30248).

Exhibit No. 10.1	The Jacksonville Bank Executive Officer Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 29, 2015, File No. 000-30248). †

Exhibit No. 10.2	Form of Voting and Support Agreement (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 1, 2015, File No. 000-30248).

Exhibit No. 31.1	Certification of Chief Executive Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 31.2	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002. *

Exhibit No. 101.INS	XBRL Instance Document.*

Exhibit No. 101.SCH	XBRL Schema Document.*

Exhibit No. 101.CAL	XBRL Calculation Linkbase Document.*

Exhibit No. 101.DEF	XBRL Definition Linkbase Document.*

Exhibit No. 101.LAB	XBRL Label Linkbase Document.*

Exhibit No. 101.PRE	XBRL Presentation Linkbase Document.*

*	Included herewith.
†	Identifies management contracts or compensatory plans or arrangements.

JACKSONVILLE BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JACKSONVILLE BANCORP, INC.

Date: November 10, 2015	By:	/S/ KENDALL L. SPENCER
Kendall L. Spencer
President and Chief Executive Officer
(Principal executive officer)

Date: November 10, 2015	By:	/S/ VALERIE A. KENDALL
Valerie A. Kendall
Executive Vice President and
Chief Financial Officer
(Principal financial officer and
Chief accounting officer)

JACKSONVILLE BANCORP, INC.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

Exhibit No. 2.1
Agreement and Plan of Merger, dated as of September 30, 2015, by and between Jacksonville Bancorp, Inc. and Ameris Bancorp (incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on October 1, 2015, File No. 000-30248).

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

Exhibit No. 3.2	Amended and Restated Bylaws of Jacksonville Bancorp, Inc. (incorporated herein by reference to Exhibit 3.1 of the Registrant’s Form 8-K filed on March 3, 2014, File No. 000-30248).

Exhibit No. 10.1	The Jacksonville Bank Executive Officer Incentive Plan (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on July 29, 2015, File No. 000-30248). †

Exhibit No. 10.2	Form of Voting and Support Agreement (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 1, 2015, File No. 000-30248).

Exhibit No. 31.1	Certification of Chief Executive Officer (principal executive officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 31.2	Certification of Chief Financial Officer (principal financial officer) required by Rule 13a-14(a)/15d-14(a) of the Exchange Act.*

Exhibit No. 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002. *

Exhibit No. 101.INS	XBRL Instance Document.*

Exhibit No. 101.SCH	XBRL Schema Document.*

Exhibit No. 101.CAL	XBRL Calculation Linkbase Document.*

Exhibit No. 101.DEF	XBRL Definition Linkbase Document.*

Exhibit No. 101.LAB	XBRL Label Linkbase Document.*

Exhibit No. 101.PRE	XBRL Presentation Linkbase Document.*

*	Included herewith.
†	Identifies management contracts or compensatory plans or arrangements.